Form 10-Q
period 1998-09-30
MERISTAR HOTELS & RESORTS INC
filed 1998-11-16
CIK 1059341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the quarterly period ended September 30, 1998 or

    [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the transition period from            to



                         COMMISSION FILE NUMBER 1-14331



                        MERISTAR HOTELS & RESORTS, INC.
             (Exact name of Registrant as specified in its Charter)



              DELAWARE                                 51-0379982
    (State of Incorporation)               (IRS Employer Identification No.)



                          1010 WISCONSIN AVENUE, N.W.
                             WASHINGTON, D.C. 20007
               (Address of Principal Executive Offices)(Zip Code)

                                  202-965-4455
              (Registrant's Telephone Number, Including Area Code)

                                      NONE
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]



     The number of shares of Common Stock, par value $0.01 per share, outstanding at November 13, 1998 was 25,429,080.

                        MERISTAR HOTELS & RESORTS, INC.


                                     INDEX

                                                                 Page
                                                                 ----
PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets -

          September 30, 1998 and December 31, 1997                 3

          Condensed Consolidated Statements of Operations -
          Three Months and Nine Months Ended
          September 30, 1998 and 1997                              4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997            5

          Notes to Condensed Consolidated Financial Statements     6


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS           10

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                             14

PART II.  OTHER INFORMATION

ITEM 5:   OTHER INFORMATION                                       14

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                        14


PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                        MERISTAR HOTELS & RESORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        September 30, 1998        December 31, 1997
                                                      ----------------------     --------------------
                                                           (unaudited)           (Predecessor Entity)
Assets
   Cash and cash equivalents                                        $ 12,499                 $ 27,022
   Accounts receivable, net                                           61,516                    7,162
   Prepaid expenses                                                    7,818                    1,097
   Deposits and other                                                 10,786                      756
                                                                    --------                 --------
Total current assets                                                  92,619                   36,037

Fixed assets
  Furniture, fixtures, and equipment                                   5,566                    2,701
  Accumulated depreciation                                              (768)                    (418)
                                                                    --------                 --------
Total fixed assets, net                                                4,798                    2,283

Investments in and advances to affiliates                              7,752                   10,158
Intangible assets, net of accumulated
 amortization of $2,255 and $719                                     143,997                   35,941
Escrows and restricted funds                                           2,667                        -
                                                                    --------                 --------

                                                                    $251,833                 $ 84,419
                                                                    ========                 ========

Liabilities, Minority Interests, Owners' Equity and Stockholders' Equity

  Accounts payable                                                  $ 31,055                 $  2,082
  Accrued expenses and other liabilities                              66,387                   14,360
  Due to affiliates, net                                              20,333                   22,287
  Income taxes payable                                                   304                        -
  Long-term debt, current portion                                        770                      392
                                                                    --------                 --------

Total current liabilities                                            118,849                   39,121

Deferred income taxes                                                  1,619                        -
Long-term debt                                                        56,543                      589
                                                                    --------                 --------

Total liabilities                                                    177,011                   39,710

Minority interests                                                    18,369                    3,800

Owners' equity                                                             -                   40,909
Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized  100,000 shares
    Issued and outstanding  25,429 shares                                254                        -
  Paid-in capital                                                     53,014                        -
  Retained earnings                                                    3,185                        -
                                                                    --------                 --------
                                                                    $251,833                 $ 84,419
                                                                    ========                 ========

See accompanying notes to condensed consolidated financial statements.

                        MERISTAR HOTELS & RESORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         INCLUDING PREDECESSOR ENTITY
              UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                  --------------------       ---------------------
                                                     1998        1997           1998         1997
                                                  --------    --------       --------    ---------
Revenue
 Rooms                                            $143,581    $    924       $198,315       $  924
 Food and beverage                                  39,336         438         42,918          438
 Other operating departments                         9,787          43         12,551           43
Management and other fees                            2,794       5,353         12,945        7,959
                                                  --------    --------       --------      -------

Total revenue                                      195,498       6,758        266,729        9,364
                                                  --------    --------       --------      -------

Operating expenses by department:
 Rooms                                              33,266         187         45,195          187
 Food and beverage                                  30,745         282         33,404          282
 Other operating expenses                            5,020          22          6,286           22

Undistributed operating expenses:
 Administrative and general                         27,970       2,117         42,385        6,115
 Property operating costs                           26,610         308         36,662          399
 Participating lease expense                        63,210         450         89,241          450
 Depreciation and amortization                       1,069         192          1,977          684
                                                  --------    --------       --------      -------

Total operating expenses                           187,890       3,558        255,150        8,139
                                                  --------    --------       --------      -------

Net operating income                                 7,608       3,200         11,579        1,225

Interest expense, net                                  807           8            837           34
Equity in losses of affiliates                         327           -          1,195            -
                                                  --------    --------       --------      -------

Income before minority interests
and income taxes                                     6,474       3,192          9,547        1,191

Minority interests                                     945         106          1,037          138

Income taxes                                         1,924           -          1,924            -
                                                  --------    --------       --------      -------

Net income                                        $  3,605    $  3,086       $  6,586       $1,053
                                                  --------    --------       --------      -------

Earnings per share :
   Basic                                             $0.13         N/A          $0.13          N/A
   Diluted                                            0.12         N/A           0.12          N/A
                                                  ========                   ========

See accompanying notes to condensed consolidated financial statements.

                        MERISTAR HOTELS & RESORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           UNAUDITED (IN THOUSANDS)

                                                            Nine Months Ended
                                                               September 30,
                                                       --------------------------
                                                          1998             1997
                                                       ---------         --------
Operating activities:

Net income                                             $   6,586         $  1,053

Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                             1,977              684
 Minority interests                                        1,037              138
 Deferred income taxes                                     1,619                -

Changes in operating assets and liabilities:
 Accounts receivable, net                                (56,628)          (1,568)
 Deposits, prepaid expenses, and other                   (18,056)            (617)
 Accounts payable                                         23,540              783
 Accrued expenses and other liabilities                   62,134            2,057
 Due to affiliates                                        (1,954)         (18,649)
 Income taxes payable                                        304                -
                                                       ---------         --------

Net cash provided by (used in) operating activities       20,559          (16,119)
                                                       ---------         --------

Investing activities:
 Purchases of fixed assets                                (5,266)            (914)
 Investments in and advances to affiliates                (2,250)          (3,547)
 Purchases of intangible assets                         (105,877)          (1,395)
 Increase in restricted cash                              (2,588)               -
                                                       ---------         --------

Net cash used in investing activities                   (115,981)          (5,856)
                                                       ---------         --------

Financing activities:
 Proceeds (payments) from long term debt, net             56,197             (250)
 Proceeds from issuances of common stock, net                957                -
 Contributions from CapStar                               23,745           15,132
                                                       ---------         --------

Net cash provided by financing activities                 80,899           14,882
                                                       ---------         --------

Decrease in cash and cash equivalents                    (14,523)          (7,093)
Cash and cash equivalents, beginning of period            27,022           18,148
                                                       ---------         --------

Cash and cash equivalents, end of period               $  12,499         $ 11,055
                                                       ---------         --------

See accompanying notes to condensed consolidated financial statements.

                        MERISTAR HOTELS & RESORTS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
          (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1.   ORGANIZATION


MeriStar Hotels & Resorts, Inc. (the "Company") was spun off by Capstar Hotel Company ("CapStar") on August 3, 1998 (the "Spin-Off") to become the lessee, manager and operator of various hotel assets, including those which were previously owned, leased and managed by CapStar and certain of its affiliates. CapStar distributed to its stockholders, on a share-for-share basis, all of the outstanding shares of the Company's common stock, par value $0.01 per share ("Common Stock"). On August 3, 1998, CapStar merged (the "Merger") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust, to form MeriStar Hospitality Corporation (the "REIT").

Immediately following the Spin-Off and the Merger, the Company acquired 100% of the partnership interests in AGH Leasing, L.P. ("AGH Leasing"), the third-party lessee of most of the hotels owned by AGH, and acquired substantially all of the assets and certain liabilities of American General Hospitality, Inc. ("AGHI") the third-party manager of most of the hotels owned by AGH and certain other hotels. The Company thereby became the lessee, manager and operator of most of the hotels owned by AGH. The purchase price of $95,000 was funded with a combination of cash and units of limited partnership interest ("OP Units") in the Company's subsidiary operating partnership. In accordance with generally accepted accounting principles ("GAAP"), the acquisitions have been accounted for as a purchase and therefore, the operating results of AGHI and AGH Leasing are included in the Company's consolidated financial statements from the date of acquisition.

Pursuant to an intercompany agreement, the Company and the REIT provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, the Company has a right of first refusal to become the lessee of any real property acquired by the REIT. The Company also provides the REIT with certain services including administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services, for which the Company is compensated in an amount that the REIT would be charged by an unaffiliated third party for comparable services.

As of September 30, 1998, the Company leased or managed 201 hotels with 41,920 rooms in 36 states, the District of Columbia, Canada and the U.S. Virgin Islands.

The consolidated interim financial statements of the Company for the three and nine-month periods ended September 30, 1998 and 1997, include the historical results of the Company's predecessor entity, the management and leasing operations of CapStar. The operating results of AGHI and AGH Leasing have been included in the Company's consolidated financial statements since August 3, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Registration Statement on Form S-1, filed with the SEC. Certain 1997 amounts have been reclassified to conform to 1998 presentation.

The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9. EITF 98-9 affects the recognition of contingent rental expense in interim periods. This pronouncement requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This new accounting pronouncement relates only to the Company's recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases or the Company's annual lease expense calculations. Under the provisions of EITF 98-9, the Company has deferred recognition of $4,000 of lease expense as of September 30, 1998.

3.  RIGHTS OFFERING

In conjunction with the Spin-Off, the Company distributed to holders of REIT Common Stock and REIT OP Units, one right for every six shares or units owned. Each right entitled its holder to purchase a share of Common Stock at a subscription price of $2.84 per share, for a subscription period from August 13, 1998 through August 31, 1998. The Rights Offering resulted in the sale of approximately 480,000 shares of Common Stock with net proceeds to the Company of $957.

4.  LONG-TERM DEBT

On August 3, 1998, the Company entered into a three-year, $75,000 revolving credit agreement (the "Credit Agreement") with the REIT. The interest rate on the Credit Agreement is 350 basis points over LIBOR. The Credit Agreement contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. As of September 30, 1998, the Company had $55,500 in outstanding borrowings under the Credit Agreement, with a weighted average interest rate of 9.1%.

5.  EARNINGS PER SHARE

Earnings per share ("EPS") has been calculated on income from the date of the Spin-Off, August 3, 1998, through September 30, 1998 for both the three and nine months ended September 30, 1998. Prior to the Spin-Off, the predecessor entity of the Company was organized as a limited partnership and was not subject to the provisions of Statement of Financial Accounting Standards No. 128. Accordingly, no EPS has been calculated for the three and nine months ended September 30, 1997. The following table presents the computation of basic and diluted EPS (all amounts in thousands):

BASIC EARNINGS PER SHARE
COMPUTATION:

Net income                                        $   3,185
Weighted average number of shares
 of Common Stock outstanding                         25,189
                                                  ------------
Basic earnings per share                          $    0.13
                                                  ============

DILUTED EARNINGS PER SHARE
COMPUTATION:
Net income                                        $   3,185
Minority interest, net of tax                           562
                                                  ------------
Adjusted net income                               $   3,747
                                                  ============
Weighted average number of shares
of Common Stock outstanding                          25,189
Common Stock equivalents-OP Units                     4,891
Common Stock equivalents-stock options                   41
                                                  ------------
 Total weighted average number of
 diluted shares of Common Stock
 outstanding                                         30,121
                                                  ------------
 Diluted earnings per share                       $    0.12
                                                  ============


6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              Nine Months Ended
                                                                September 30,
                                                             -------------------
                                                               1998       1997
                                                             --------   --------
Supplemental disclosure of cash flow information:
Cash paid for interest                                        $   398    $    42

Supplemental disclosure of non-cash investing
 and financing activities:
OP Units issued in purchase
  of intangible assets                                         11,201          -

Assets contributed by CapStar                                  41,449          -
Liabilities contributed by Capstar                            (11,768)         -
Debt contributed by Capstar                                    (1,116)         -
                                                             --------
Net assets contributed by CapStar                              28,565          -

7.  PARTICIPATING LEASE AGREEMENTS

The Company's participating leases have noncancelable remaining terms ranging from 10 to 15 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Total lease expense from all of the Company's leases was $63,210 and $89,241 for the three and nine months ended September 30, 1998. Lease expense paid to the REIT for the three and nine months ended September 30, 1998 was $47,461.


8.  PRO FORMA INFORMATION (UNAUDITED)


The following pro forma information is presented assuming the Spin-Off and the acquisition of AGHI and AGH Leasing had been consummated at January 1, 1997. In management's opinion, all pro forma adjustments necessary to reflect the material effects of these transactions have been made. The pro forma information does not purport to present what the actual results of operations of the Company would have been if the Spin-Off and acquisition had occurred on such dates, nor to project the results of operations of the Company for any future period.




                                    Nine Months Ended
                                       September 30,
                                    ------------------
                                      1998      1997
                                    --------  --------
          Total revenue             $787,640  $704,223
          Net income                $  7,123  $  1,420
          Diluted EPS               $   0.28  $   0.07

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

On August 3, 1998, the management and leasing operations of CapStar Hotel Company ("CapStar") were spun-off (the "Spin-Off") in a taxable transaction in which CapStar distributed on a share-for-share basis all shares of common stock, par value $0.01 per share, ("Common Stock") of MeriStar Hotels & Resorts, Inc. (the "Company"). The Company thereby became the lessee, manager and operator of various hotel assets, including those which were previously owned, leased and managed by CapStar and certain of its affiliates. On August 3, 1998, CapStar merged (the "Merger") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust, to form MeriStar Hospitality Corporation (the "REIT").

Immediately following the Spin-Off and the Merger, the Company acquired 100% of the partnership interests in AGH Leasing, L.P., ("AGH Leasing"), the third-party lessee of most of the hotels owned by AGH, and substantially all of the assets and liabilities of American General Hospitality, Inc. ("AGHI"), the third-party manager of most of the AGH hotels. As a result, the Company became the lessee and manager of most of the hotels owned by the REIT. The purchase price of $95.0 million was paid with a combination of cash and units of limited partnership interest ("OP Units") in the Company's subsidiary operating partnerships. In accordance with generally accepted accounting principles, the acquisitions have been accounted for as a purchase and therefore, the operating results of AGHI and AGH Leasing have been included in the Company's consolidated financial statements since the date of acquisition.

The Company's financial statements include the historical results of the Company's predecessor entity, the management and leasing operations of CapStar, for all periods and include the operating results of AGH Leasing and AGHI since August 3, 1998. In addition, prior to August 3, 1998, the Company managed substantially all of the hotels owned by CapStar and received management fee revenues from such hotels. Since August 3, 1998, the Company has leased these hotels from the REIT and therefore records no management fees from such hotels but instead records room, food and beverage, and other operating department revenues and expenses from such leases. Therefore, the Company's financial condition and results of operations as of September 30, 1998 and December 31, 1997 and for the periods ended September 30, 1998 and 1997 reflect significantly differing numbers of managed and leased hotels throughout the periods. The following table outlines the Company's historical portfolio of managed and leased hotels:



                       MERISTAR             CAPSTAR              THIRD PARTY               OTHER
                        LEASED              MANAGED                MANAGED                 LEASED                TOTAL
                  HOTELS    ROOMS       HOTELS     ROOMS        HOTELS      ROOMS     HOTELS     ROOMS      HOTELS       ROOMS
9/30/98            102     26,751          --         --          47        7,729       52        7,440       201        41,920
12/31/97            --         --          47     12,019          27        4,631       40        5,687       114        22,337
9/30/97             --         --          41     10,521          27        4,732        1          196        69        15,449
12/31/96            --         --          19      5,166          28        4,619      ---          ---        47         9,785


FINANCIAL CONDITION

SEPTEMBER 30, 1998 COMPARED WITH DECEMBER 31, 1997

Total assets increased by $167.4 million to $251.8 million at September 30, 1998 from $84.4 million at December 31, 1997. Total liabilities increased by $137.3 million to $177.0 million from $39.7 million. The increases in assets and liabilities result primarily from the August 3, 1998 purchase of AGHI and AGH Leasing. Minority interests increased by $14.6 million from $3.8 million to $18.4 million primarily due to the issuance of OP Units in conjunction with the acquisitions of AGHI and AGH Leasing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenue increased by $188.7 million or 2,775% to $195.5 million in the three-month period ended September 30, 1998 compared to $6.8 million in the three-month period ended September 30, 1997. This increase results from the increase in the number of hotels leased as described above. Management fees and other revenue decreased because of the change in CapStar hotels from managed to leased as described above.

Operating expenses increased $184.3 to $187.9 million in the three-month period ended September 30, 1998 compared to $3.6 million in the three-month period ended September 30, 1997. The increase reflects the increase in the number of leased and managed hotels, which resulted in and includes the costs of additional personnel and other administrative costs incurred in conjunction with the Company's growth.

Net operating income increased $4.4 million , or 138% , to $7.6 million in the three-month period ended September 30, 1998 compared to $3.2 million in the three-month period ended September 30, 1997. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $5.3 million to $8.7 million in the three-month period ended September 30, 1998 compared to $3.4 million in the three-month period ended September 30, 1997. These increases resulted primarily from the increase in the number of leased and managed hotels, offset partially by the costs of additional personnel and other administrative costs incurred as described above.

Equity in loss of affiliates was $0.3 million in the three-month period ended September 30, 1998, due to the Company's share of net loss of affiliates accounted for using the equity method. The Company acquired all such investments subsequent to September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenue increased by $257.3 million or 2,737% to $266.7 million in the nine-month period ended September 30, 1998 compared to $9.4 million in the nine-month period ended September 30, 1997. This increase results from the increase in the number of leased and managed hotels as described above.

Operating expenses increased $247.1 million to $255.2 million in the nine-month period ended September 30, 1998 compared to $8.1 million in the nine-month period ended September 30, 1997. The increase reflects the increase in the number of leased and managed hotels, which resulted in and includes the costs of additional personnel and other administrative costs incurred in conjunction with the Company's growth.

Net operating income increased $10.4 million, or 845% , to $11.6 million in the nine-month period ended September 30, 1998 compared to $1.2 million in the nine-month period ended September 30, 1997 and EBITDA grew $11.7 million to $13.6 million in the nine-month period ended September 30, 1998 from $1.9 million in the nine-month period ended September 30, 1997. These increases resulted primarily from the increase in the number of leased and managed hotels, offset partially by the costs of additional personnel and other administrative costs incurred as described above.

Equity in loss of affiliates was $1.2 million in the nine-month period ended September 30, 1998, due to the Company's share of net loss of affiliates accounted for using the equity method. The Company acquired all such investments subsequent to September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's continuing operations are funded through cash generated from hotel management and leasing operations and borrowings on the Company's credit facility. Business acquisitions and investments in affiliates are financed through a combination of internally generated cash, external borrowings and the issuance of OP Units and/or Common Stock.

Operating activities provided $20.6 million of net cash in the nine-month period ended September 30, 1998, mainly due to higher levels of net income, depreciation and amortization, and accrued expenses and other liabilities due to the increase in hotels leased. The Company used $116.0 million of cash in investing activities for the first nine months of 1998, primarily for the purchase of AGHI and AGH Leasing. Net cash provided by financing activities of $80.9 million resulted from borrowings under the Company's credit facility and contributions from CapStar. In conjunction with the Spin-Off, the operating assets and liabilities of the hotels leased from the REIT were transferred to the Company, resulting in a payable to the REIT of $20,333 at September 30, 1998.

On August 3, 1998, the Company entered into a three-year, $75,000 revolving credit agreement (the "Credit Agreement") with the REIT. The interest rate on the Credit Agreement is 350 basis points over LIBOR. The Credit Agreement contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. As of September 30, 1998, the Company had $55,500 in outstanding borrowings under the Credit Agreement, with a weighted average interest rate of 9.1%.

Under the terms of the participating leases between the Company and the REIT, the REIT will generally be required to fund significant capital expenditures at the hotels owned by the REIT.

The Company believes cash generated by operations, together with anticipated borrowing capacity under the credit facility, will be sufficient to fund its existing working capital, ongoing capital expenditures, and debt service requirements. In addition, the Company expects to continue to seek acquisitions of hotel management businesses and management contracts. The Company expects to finance these future acquisitions through a combination of anticipated borrowing capacity under its credit facility and the issuance of OP Units and/or Common Stock. The Company believes these sources of capital will be sufficient to provide for the Company's long-term capital needs.

YEAR 2000 CONVERSION


The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the "Year 2000" problem and has initiated an implementation plan to address the problem.

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could result in a major systems failure or miscalculations.

The Company's leased and managed hotel properties contain various information
technology and embedded technology systems.   Both types of systems contain
microprocessors and microcontrollers that must be assessed for Year 2000 compliance. The Company has developed a comprehensive implementation plan to address the potential Year 2000 problems caused by such systems. This plan involves six stages: increase awareness of issue; assign responsibility for coordinating response to issue; information collection; analysis; modification, repair or replacement; and testing. The Company is currently in its information collection stage, and expects to complete this stage by late November 1998. The subsequent stages are expected to be completed as follows: analysis -- December 1998; modification, repair or replacement -- April 1999; and testing -- June 1999. As an additional part of its implementation plan to address the Year 2000 problem, the Company has also initiated communications with third parties with which it has material relationships to determine the extent of potential Year 2000 problems with these parties' services provided to the Company.

The most critical of these services involve such items as reservations systems for the Company's hotels. Without such systems, the Company could suffer a material decline in business at many of its properties. The Company expects to complete its communications and assessment of third parties' services by March 1999. Also, the Company expects to develop contingency plans in 1999 to allow for manual or other alternative operation of certain computerized systems, in the event that modification, repair, and replacement efforts are not completed timely.

The Company anticipates completing its Year 2000 implementation plan no later than June 30, 1999, which is prior to any anticipated impact on its operating systems. Historical costs incurred to address the Year 2000 problem include approximately $0.2 million. The Company expects that essentially all of the future expenditures required to modify, repair, and replace computerized systems at its leased and managed hotel properties will be the financial responsibility of the owners of those properties. The Company has not yet developed a final cost estimate related to fixing Year 2000 issues, but an initial estimate of these remediation costs for all of its leased and managed properties is $15-25 million. This cost estimate is based on the Company's preliminary assessment, and will be refined and adjusted as the Company continues to complete the stages of its implementation plan to address the potential Year 2000 problems.

Based on its preliminary assessment, the Company believes that its risks of Year 2000 non-compliance (that is, its "most reasonably likely worst case scenario"), with modifications to existing software and converting to new software, will not pose significant operational problems for the Company's computer systems as so modified and converted. If, however, such modifications and conversions are not completed timely, the Year 2000 problem could have a material impact on the Company's financial position and operations. The Company's operations are highly dependent upon efficient operating systems at its properties. To the extent that the Year 2000 problems materially affect the conduct of operations at those properties, it is likely that the Company's ability to efficiently manage operations would be materially affected. Also, as discussed above, the vast majority of expenditures related to Year 2000 problems at the Company's leased and managed properties will be the financial responsibility of the owners of those properties. To the extent that those owners are unable or unwilling to modify, repair, and replace systems with potential Year 2000 problems, the Company could suffer material adverse financial consequences.

SEASONALITY

Demand in the lodging industry is affected by recurring seasonal patterns. Demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Therefore, the Company's operations are seasonal in nature. Assuming other factors remain constant, the Company has lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II. OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

Forward-Looking Statements

Certain statements in this Form 10-Q and in the future filings by the Company with the SEC, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include: The ability of the Company successfully to implement its operating strategy; the Company's ability to manage expansion; lease rental rates; changes in economic cycles; competition from other hospitality companies; the ability of the REIT to acquire properties which will be leased to the Company; the availability of financing to the Company and to the REIT; changes in the laws and governmental regulations applicable to the relationship between the REIT and the Company; and special risks associated with the Merger (including the integration of CapStar with AGH and changes in the laws and governmental regulations applicable to the structure of the Merger and the related transactions.)

ITEM 6:        EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits.

27 -- Financial Data Schedule

(b) Reports on Form 8-K

Current Report on Form 8-K dated August 3, 1998 and filed on August 14, 1998, regarding the spin-off of MeriStar Hotels & Resorts, Inc. and the acquisitions of American General Hospitality, Inc. and AGH Leasing, L.P.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MeriStar Hotels & Resorts, Inc.



Dated: November 16, 1998                /s/  JAMES A. CALDER
                                        ---------------------
                                        James A. Calder
                                        Chief Financial Officer