Form 10-K
period 1998-12-31
MERISTAR HOTELS & RESORTS INC
filed 1999-03-22
CIK 1059341

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[_]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 For the transition period from       to

                        Commission File Number 1-14331

                        MERISTAR HOTELS & RESORTS, INC.
              (Exact name of issuer as specified in its charter)

        Delaware         1010 Wisconsin Avenue, N.W.,        52-2101815
     (State or other        Washington, D.C. 20007        (I.R.S. Employer
     jurisdiction of                                   Identification Number)
                   (Address of principal executive offices)
    incorporation or                                         (Zip code)
      organization)

                                (202) 965-4455
              Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class             Name of each exchange on which registered:
            -------------------             ------------------------------------------
  Common Stock, par value $.01 per share              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based on the average sale price at March 17, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $69,835,000.

  The number of shares of the Registrant's common stock outstanding as of March 17, 1999 was 25,525,400.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Part III--Those portions of the Registrant's definitive proxy statement relating to Registrant's 1999 Annual Meeting of Stockholders which are incorporated into Items 10, 11, 12, and 13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

                                  THE COMPANY

  MeriStar Hotels & Resorts, Inc. (the "Company") is the lessee, manager and operator of various hotel assets, including nearly all of the hotel assets owned by MeriStar Hospitality Corporation (the "REIT"). The Company was formed on August 3, 1998 when it was spun off (the "Spin-off") by CapStar Hotel Company ("CapStar"). CapStar transferred or caused to be transferred certain assets and liabilities constituting the hotel management and leasing business operated by CapStar and its subsidiaries to the Company, which was a wholly owned subsidiary of CapStar. CapStar distributed, on a share-for-share basis, to its stockholders of record on August 3, 1998, all of the outstanding capital stock of the Company.

  After the Spin-Off, pursuant to an Agreement and Plan of Merger, dated as of March 15, 1998 (the "Merger Agreement"), among American General Hospitality Corporation, a Maryland corporation operating as a real estate investment trust ("AGH"), and certain of its affiliates and CapStar and certain of its affiliates, CapStar merged with AGH (the "Merger") creating the REIT. The Company then acquired 100% of the partnership interests in AGH Leasing, Inc. ("AGH Leasing"), the third party lessee of most of the hotels owned by AGH and substantially all of the assets and certain liabilities of American General Hospitality Inc. ("AGHI"), the third-party manager of most of the hotels owned by AGH (the "Acquisitions"). CapStar and AGHI were two of the fastest growing operators of upscale, full-service hotels in North America, based on rooms under management. The Company is the successor-in-interest and has assumed all of the rights and liabilities with respect to hotel management contracts and operating leases of CapStar, AGHI and AGH Leasing.

  The Company is one of the largest independent hotel management companies in the United States, based on rooms under management. As of December 31, 1998, the Company leased and/or managed 203 hotels (the "MeriStar Hotels") containing 42,466 rooms. Of the MeriStar Hotels, the Company (i) leases and manages 109 REIT owned hotels (the "REIT Owned Hotels"), containing 28,058 rooms, (ii) leases 53 additional hotels containing 7,608 rooms, (the "Leased Hotels") and (iii) manages an additional 41 hotels containing 6,800 rooms (the "Managed Hotels"). The MeriStar Hotels are located throughout the United States and Canada including most major metropolitan areas and rapidly growing secondary cities. The MeriStar Hotels include hotels operated under nationally recognized brand names such as Hilton(R), Sheraton(R), Westin(R), Marriott(R), Doubletree(R), Embassy Suites(R) and Holiday Inn(R). The Company's business strategy is to manage the renovation, repositioning and operations of each hotel according to a business plan specifically tailored to the characteristics of the hotel and its market.

  The Company has capitalized on its management experience and expertise by continuing to secure additional management contracts and improving the operating performance of the hotels under its management. The Company's senior management team, with an average of more than 20 years of lodging industry experience, has successfully managed hotels in all segments of the lodging industry. Management attributes its management success to its ability to analyze each hotel as a unique property and to identify particular cash flow growth opportunities present at each hotel. The Company's principal operating objectives are to continue to analyze each hotel as a unique property in order to generate higher revenue per available room ("RevPAR"), increase average daily rates ("ADR") and increase net operating incomes while providing its hotel guests with high-quality service and value.

  In addition to assuming the rights and obligations under all of the operating leases and management agreements of CapStar, AGHI and AGH Leasing, the Company assumed CapStar's interests in two joint ventures. The Company expects to form additional strategic alliances with institutional and private hotel owners and to secure additional management fee arrangements. From time to time, the Company may also acquire certain hotel assets that the REIT could not, or for strategic reasons does not wish to, own.

  The Company currently operates in various sectors within the hospitality industry. The Company leases and manages properties primarily within the upscale full-service and premium limited-service sectors, and performs third-party management services for owners of both sectors as well. Management believes concentrating on the upscale, full-service and premium limited-service sectors of the lodging industry for leasing and management activities is appropriate because these sectors are among the most attractive available in today's current hospitality market. These sectors are attractive for several reasons. First, these hotels appeal to a wide variety of customers, thus reducing the risk of decreasing demand from any particular customer group. Secondly, such hotels have appeal to both business executives and upscale leisure travelers, customers who are generally less price sensitive than travelers who use non-premium, limited-service hotels. Finally, full-service and premium limited-service hotels require a greater depth of management expertise than non-premium limited-service hotels, and the Company believes that its superior management skills provide it with a significant competitive advantage in their operation.

  The Company expects to expand into related sectors of the hospitality industry such as leasing and/or managing additional resort properties, time share properties, golf courses and conference centers. The Company believes these parts of the hospitality industry are currently characterized by fragmented, relatively smaller management companies without the broad range of management, operational, and financial resources the Company possesses. By bringing its expertise in other property management activities and these resources to bear, management believes it can realize significant economic benefit for the owners/lessors of such properties through increased profitability of the properties' operations.

THE INTERCOMPANY AGREEMENT

  The Company and the REIT have entered into an intercompany agreement (the "Intercompany Agreement") which aligns the interests of the two companies with the objective of benefiting the shareholders of both Companies.

Rights of First Refusal

  The Intercompany Agreement provides that the Company has a right of first refusal to become the lessee of any real property acquired by the REIT if the REIT determines that, consistent with its status as a real estate investment trust, the REIT is required to enter into a lease; provided that the Company or an entity controlled by the Company is qualified to be the lessee based on experience in the industry and financial and legal qualifications.

  The Intercompany Agreement provides that the REIT must provide the Company with written notice of a lessee opportunity. During the 30 days following such notice, the Company has a right of first refusal with regard to the offer to become a lessee and the right to negotiate with the REIT on an exclusive basis regarding the terms and conditions of the lease. If after 30 days, the Company and the REIT are unable to agree on the terms of a lease or if the Company indicates that it is not interested in pursuing the opportunity, the REIT may offer the opportunity to other hotel operators for a period of one year thereafter, at a price and on terms and conditions that are not more favorable than the price and terms and conditions proposed to the Company. After this one year period, if the REIT has not leased the property, the REIT must again offer the opportunity to the Company in accordance with the procedures specified above.

  Each company has established a leasing committee that reviews all hotel leases to be entered into between the companies. Both leasing committees consist of directors that are not directors of the other company.

  The Company has agreed not to acquire or make (i) investments in real estate or (ii) any other investments that may be made by the REIT under the federal income tax rules governing real estate investment trusts unless they have provided written notice to the REIT of the material terms and conditions of the acquisition or investment opportunity, and the REIT has determined not to pursue such acquisitions or investments either by providing written notice to the Company rejecting the opportunity within 20 days or by allowing such 20-day period to lapse. The Company has also agreed to assist the REIT in structuring and consummating any acquisition or investment that the REIT elects to pursue.

  The Intercompany Agreement provides the Company and the REIT with a symbiotic relationship so that investors in both companies may enjoy the economic benefit of the entire enterprise. Investors should be aware, however, that because of the independent trading of the shares of the Company and the shares of the REIT, stockholders of each company may develop divergent interests which could lead to conflicts of interest. This divergence of interests could also reduce the anticipated benefits of the relationship between the two companies.

Provision of Services

  The Company provides the REIT with certain services as the REIT may reasonably request from time to time, including administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources, acquisition identification and due diligence, and operational services. The REIT compensates the Company for services provided in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge the REIT for comparable services.

Equity Offerings

  If either the Company or the REIT desires to engage in a securities issuance, such issuing party will give notice to such other party as promptly as practicable of its desire to engage in a securities issuance. Any such notice will include the proposed material terms of such issuance, to the extent determined by the issuing party, including whether such issuance is proposed to be pursuant to a public or private offering, the amount of securities proposed to be issued and the manner of determining the offering price and other terms thereof. The non-issuing party will cooperate with the issuing party in every way to effect any securities issuance of the issuing party by assisting in the preparation of any registration statement or other document required in connection with such issuance and, in connection therewith, providing the issuing party with such information as may be required to be included in such registration statement or other document.

Term

  The Intercompany Agreement will terminate upon the earlier of (a) August 3, 2008, or (b) a change in ownership or control of the Company.

Intercompany Loan

  The REIT may lend the Company up to $75 million for general corporate purposes pursuant to a revolving credit agreement. Amounts outstanding under the facility bear interest at the 30-day London Interbank Offered Rate plus 350 basis points. As of December 31, 1998, the interest rate was 8.56% and the Company had drawn $67 million on the facility.

                                   BUSINESS

  The Company seeks to increase shareholder value by (i) implementing its operating strategy to improve hotel operations and increase cash flow; (ii) expanding its leasing and management business in its three existing operating segments--upscale, full-service hotels, premium limited-service hotels and inns, and resort properties; and (iii) utilizing its property management expertise to expand into related areas such as golf course and conference center management.

Segments

  During 1998, the Company operated within three segments of the hospitality industry: (a) upscale, full-service hotels ("Hotels"), (b) premium limited-service hotels and inns ("Inns") and (c) resort properties ("Resorts"). The Company's has senior executives that specialize in each of these segments and uses its primary strategy of creating and executing management plans that are specifically tailored for each individual property to create and realize each property's full potential.

  The Company's financial position and results of operations as of and for each of the three years in the three-year period ended December 31, 1998, reflect significantly differing numbers of managed and leased hotels throughout the periods. Consequently, the Company has determined that it is not practicable to present the segment information of the management and leasing operations of CapStar, its predecessor entity, for the years ended December 31, 1997 and December 31, 1996. Also, prior to the Spin-Off, the management and leasing operations of CapStar conducted its business primarily in only one operating segment. Therefore, the segment disclosures presented below are for the period August 3, 1998 through December 31, 1998.

  The following table summarizes certain segment financial data as of December 31, 1998 and for the period August 3, 1998 through December 31, 1998 (amounts in thousands):

                                                     December 31, 1998
                                             ----------------------------------
                                                                        Total
                                              Hotels   Inns   Resorts  Segments
                                             -------- ------- -------  --------
Revenues.................................... $322,720 $72,267 $73,878  $468,865
Participating Lease Expense................. $101,423 $29,430 $24,187  $155,040
EBITDA...................................... $  4,710 $   172 $  (882) $  4,000
Total Assets................................ $ 48,264 $42,091 $16,276  $106,631

  The Company leased and managed 4 properties in Canada as of December 31, 1998. Revenues for Canadian operations totaled $8,865 for the period August 3, 1998 through December 31, 1998.

Expansion Strategy

  The Company anticipates that it will continue to expand its portfolio of hotels under management and/or lease by securing additional management contracts and/or leases. The Company seeks to expand its management operations into other hospitality-related businesses, such as time share properties, resorts, golf courses and conference centers. The Company attempts to identify properties that are promising management candidates located in markets with economic, demographic and supply dynamics favorable to hotel lessees and operators. Through its extensive due diligence process, the Company selects those expansion targets where it believes selective capital improvements and intensive management will increase the hotel's ability to attract key demand segments, enhance hotel operations and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and operation. These plans serve as the basis for the Company's expansion decisions and guide subsequent renovation and operating plans.

 The Company seeks to lease and/or manage hotels that meet the following criteria:

 Market Criteria

  Economic Growth. The Company focuses on metropolitan areas that are approaching, or have already entered, periods of economic growth. Such areas generally show above average growth in the business community as measured by
(i) job formation rates, (ii) population growth rates, (iii) tourism and convention activity, (iv) airport traffic volume, (v) local commercial real estate occupancy, and (vi) retail sales volume. Markets that exhibit these characteristics typically have strong demand for hotel facilities and services.

  Supply Constraints. The Company seeks lodging markets with favorable supply dynamics for hotel owners and operators, including an absence of current new hotel development and barriers to future development such as zoning constraints, the need to undergo lengthy local development approval processes and a limited number of suitable sites. Other factors limiting the supply of new hotels are the current lack of financing available for new development and the inability to generate adequate returns on investment to justify new development.

  Geographic Diversification. The MeriStar Hotels are located in 32 states across the nation, the District of Columbia, the U.S. Virgin Islands and Canada. See "Properties" for additional information regarding the Hotels. The Company seeks to maintain a geographically diverse portfolio of managed hotels to offset the effects of regional economic cycles.

Hotel Criteria

  Location and Market Appeal. The Company seeks to operate hotels that are situated near both business and leisure centers that generate a broad base of demand for hotel accommodations and facilities. These demand generators include (i) airports, (ii) convention centers, (iii) business parks, (iv) shopping centers and other retail areas, (v) sports arenas and stadiums, (vi) major highways, (vii) tourist destinations, (viii) major universities, and
(ix) cultural and entertainment centers with nightlife and restaurants. The confluence of nearby business and leisure centers enables the Company to attract both weekday business travelers and weekend leisure guests. Attracting a balanced mix of business, group and leisure guests to the Hotels helps to maintain stable occupancy rates and high ADRs.

  Size and Facilities. The Company seeks to operate hotels that contain 200 to 500 guest rooms and include accommodations and facilities that are, or are capable of being made, attractive to key demand segments such as business, group and leisure travelers. These facilities typically include large, upscale guest rooms, food and beverage facilities, extensive meeting and banquet space, and amenities such as health clubs, swimming pools and adequate parking.

  Potential Performance Improvements. The Company seeks to operate underperforming hotels where intensive management and selective capital improvements can increase revenue and cash flow. These hotels represent opportunities where a systematic management approach and targeted renovations should result in improvements in revenue and cash flow.

  The Company expects that its relationships throughout the industry will continue to provide it with a competitive advantage in identifying, evaluating and managing hotels that meet its criteria. The Company has a record of successfully managing the renovation and repositioning of hotels, in situations with varying levels of service, room rates and market types, and the Company plans to continue to manage such renovation programs as its acquires new leases and management contracts.

Operating Strategy

  The Company's principal operating objectives are to generate higher RevPAR and to increase net operating income while providing its hotel guests with high-quality service and value. The Company seeks to achieve these objectives by creating and executing management plans that are specifically tailored for each individual MeriStar Hotel rather than by implementing an operating strategy that is designed to maintain a uniform corporate image or brand. Management believes that custom-tailored business plans are the most effective means of addressing the needs of a given hotel or market. The Company believes that skilled management of hotel operations is the most critical element in maximizing revenue and cash flow in hotels, especially in upscale, full-service hotels.

  The Company's corporate headquarters carry out financing and investment activities and provide services to support as well as monitor the Company's on-site hotel operating executives. Each of the Company's executive departments, including Sales and Marketing, Human Resources and Training, Food and Beverage, Technical Services, Development and Corporate Finance, is headed by an executive with significant experience in that area. These departments support decentralized decision-making by the hotel operating executives by providing accounting and budgeting services, property management software and other resources which cannot be economically maintained at the individual MeriStar Hotels.

  Key elements of the Company's management programs include the following:

  Comprehensive Budgeting and Monitoring. The Company's operating strategy begins with an integrated budget planning process that is implemented by individual on-site managers and monitored by the Company's corporate staff. Management sets targets for cost and revenue categories at each of the MeriStar Hotels based on historical operating performance, planned renovations, operational efficiencies and local market conditions. On-site managers coordinate with the central office staff to ensure that such targets are realistic. Through effective and timely use of its comprehensive financial information and reporting systems, the Company is able to monitor actual performance and rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to improve yield.

  Targeted Sales and Marketing. The Company employs a systematic approach toward identifying and targeting segments of demand for each Hotel in order to maximize market penetration. Executives at the Company's corporate headquarters and property-based managers divide such segments into smaller subsegments, typically ten or more for each MeriStar Hotel, and develop narrowly tailored marketing plans to suit each such segment. The Company supports each MeriStar Hotel's local sales efforts with corporate sales executives who develop new marketing concepts and monitor and respond to specific market needs and preferences. These executives are active in implementing on-site marketing programs developed in the central management office. The Company employs computerized revenue yield management systems to manage each MeriStar Hotel's use of the various distribution channels in the lodging industry. Management control over those channels, which include franchisor reservation systems and toll-free numbers, travel agent and airline global distribution systems, corporate travel offices and office managers, and convention and visitor bureaus, enables the Company to maximize revenue yields on a day-to-day basis. Sales teams are recruited locally and receive incentive-based compensation bonuses. All of the Company's sales managers complete a highly developed sales training program.

  Strategic Capital Improvements. The Company and the REIT (through the Intercompany Agreement) and other third-party owners plan renovations primarily to enhance a MeriStar Hotel's appeal to targeted market segments, thereby attracting new customers and generating increased revenue and cash flow. For example, in many of the MeriStar Hotels, the banquet and meeting spaces have been or are intended to be renovated and guest rooms have been upgraded with computer ports and comfortable work spaces to better accommodate the needs of business travelers and to increase ADRs. Capital spending decisions will be based on both strategic needs and potential rate of return on a given capital investment. Owners of the MeriStar Hotels are primarily responsible for funding capital expenditures.

  Selective Use of Multiple Brand Names. Management believes that the selection of an appropriate franchise brand is essential in positioning a hotel optimally within its local market. The Company selects brands based on local market factors such as local presence of the franchisor, brand recognition, target demographics and efficiencies offered by franchisors. Management believes that its relationships with many major hotel franchisors places the Company in a favorable position when dealing with those franchisors and allows it to negotiate favorable franchise agreements with franchisors. Management believes that its growth in acquiring management contracts will further strengthen its relationship with franchisors.

  The following chart summarizes certain information with respect to the national franchise affiliations of the MeriStar Hotels:

                                         REIT Owned Hotels
                                                and
                                           Leased Hotels       Managed Hotels
                                        -------------------  ------------------
                                        Guest         % of   Guest        % of
Franchise                               Rooms  Hotels Rooms  Rooms Hotels Rooms
---------                               ------ ------ -----  ----- ------ -----
Hilton(R)..............................  6,309   23    17.7%   225    1     3.3%
Sheraton(R)............................  3,501   10     9.8%   167    1     2.4%
Radisson(R)............................  2,988   10     8.4%   569    2     8.4%
Holiday Inn(R).........................  2,936   14     8.2% 1,078    6    15.9%
Hampton Inn(R).........................  2,257   18     6.3%   --   --      --
Independent............................  2,136   13     6.0% 1,017    9    15.0%
Doubletree(R)..........................  2,014    6     5.7%   643    3     9.5%
Courtyard(R)...........................  1,648    9     4.6%   455    2     6.7%
Marriott(R)............................  1,500    4     4.2%   --   --      --
Holiday Inn Select(R)..................  1,488    5     4.2%   --   --      --
Comfort Inn(R).........................  1,293    9     3.6%   --   --      --
Westin(R)..............................  1,289    4     3.6%   226    1     3.3%
Wyndham(R).............................    850    3     2.4%   --   --      --
Homewood Suites(R).....................    795    7     2.2%   --   --      --
Embassy Suites(R)......................    728    3     2.0%   248    1     3.6%
Crowne Plaza(R)........................    715    3     2.0%   318    1     4.7%
Ramada(R)..............................    660    3     1.9%   309    2     4.5%
Hilton Garden Inn(R)...................    474    3     1.3%   --   --      --
Holiday Inn Express(R).................    367    3     1.0%    83    1     1.2%
Doubletree Guest Suites(R).............    292    2     0.8%   --   --      --
Comfort Suites(R)......................    277    2     0.8%   244    2     3.6%
Best Western(R)........................    254    2     0.7%    75    1     1.1%
Four Points(R).........................    213    1     0.6%   --   --      --
Quality Suites(R)......................    168    1     0.5%   281    2     4.1%
Residence Inn(R).......................    168    1     0.5%   223    2     3.3%
Hampton Inn & Suites(R)................    136    1     0.4%   --   --      --
Fairfield Inn(R).......................    110    1     0.3%   200    1     2.9%
Howard Johnson(R)......................    100    1     0.3%   --   --      --
Quality Inn(R).........................    --   --      --     265    2     3.9%
Hilton Suites(R).......................    --   --      --     174    1     2.6%
                                        ------  ---   -----  -----  ---   -----
  Total................................ 35,666  162   100.0% 6,800   41   100.0%
                                        ======  ===   =====  =====  ===   =====

  Emphasis on Food and Beverage. Management believes popular food and beverage ideas are a critical component in the overall success of a hotel. The Company utilizes its food and beverage operations to create local awareness of its hotel facilities, to improve the profitability of its hotel operations and to enhance customer satisfaction. The Company is committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. The Company has engaged food and beverage experts to develop several proprietary restaurant concepts. The REIT Owned Hotels contain restaurants ranging from Michel Richard's highly acclaimed CITRONELLE(R), to Morgan's(R), a Company-designed concept which offers popular, moderately-priced American cuisine. The Company has also successfully placed national food franchises such as Starbuck's Coffee(R) and "TCBY"(R) Yogurt in casual, delicatessen-style restaurants in several of the REIT Owned Hotels. Popular food concepts will strengthen the Company's ability to attract business travelers and group meetings and improve the name recognition of the Hotels.

  Commitment to Service and Value. The Company is dedicated to providing exceptional service and value to its customers on a consistent basis. The Company conducts extensive employee training programs to ensure personalized service at the highest levels. Programs such as "Be A Star" have been created and implemented by the Company to ensure the efficacy and uniformity of its employee training. The Company's practice of tracking customer comments, through the recording of guest comment cards and the direct solicitation (during check-in and check-out) of guest opinions regarding specific items, allows investment in services and amenities where they are most effective. The Company's focus on these areas has enabled it to attract lucrative group business.

  Distinct Management Culture. The Company has a distinct management culture that stresses creativity, loyalty and entrepreneurship. Management believes in realistic solutions to problems, and innovation is always encouraged. Incentive programs and awards have been established to encourage individual property managers to seek new ways of increasing revenues and operating cash flow. This creative, entrepreneurial spirit is prevalent from the corporate staff and the general managers down to the operations staff. Individual general managers work closely with the corporate staff and they and their employees are rewarded for achieving target operating and financial goals.

  Computerized Reporting Systems. The Company employs computerized reporting systems at each of the MeriStar Hotels and at its corporate offices to monitor the financial and operating performance of the hotels. Management information services have been fully integrated through the installation of Novell and Unix networks at many of the REIT Owned Hotels. Management also utilizes daily reporting and electronic mail programs to facilitate daily communication between the MeriStar Hotels and the Company's corporate headquarters. Such programs enable the Company to create and implement detailed reporting systems at each of the MeriStar Hotels and its corporate headquarters. Corporate executives utilize information systems that track each MeriStar Hotel's daily occupancy, ADR, and revenue from rooms, food and beverage. By having the latest hotel operating information available at all times, management is better able to respond to changes in the market of each hotel.

Competition

  The Company competes primarily in the following segments of the lodging industry: (a) the upscale full-service segment, (b) the premium limited-service segment and (c) resorts. In each geographic market in which the MeriStar Hotels are located, there are other full- and limited-service hotels and/or resorts that compete with the hotels. Competition in the U.S. lodging industry is based generally on convenience of location, brand affiliation, price, range of services and guest amenities offered and quality of customer service and overall product.

Employees

  As of December 31, 1998, the Company employed approximately 27,000 persons, of whom approximately 24,300 were compensated on an hourly basis. Some of the employees at 22 of the MeriStar Hotels are represented by labor unions. Management believes that labor relations with its employees are generally good. The REIT reimburses the Company for work performed by the Company's employees on behalf of the REIT. During 1998, the REIT reimbursed the Company $781,000 for worked performed by the Company's employees on behalf of the REIT.

Franchises

  The Company employs a flexible branding strategy based on a particular hotel's market environment and the hotel's unique characteristics. Accordingly, the Company uses various national trade names pursuant to licensing arrangements with national franchisors.

Governmental Regulation

  A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. The Company believes that it is substantially in compliance with these requirements. Managers of hotels are also subject to laws governing their relationship with hotel employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Hotels and could otherwise adversely affect the Company's operations.

  Americans with Disability Act--Under the Americans with Disabilities Act (the "ADA"), all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to the MeriStar Hotels, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. The Company is likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on the Company's results of operations or financial condition.

  Environmental Laws--Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to use the property, sell the property or borrow by using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could impose liability for releases of hazardous materials, including asbestos-containing materials ("ACMs"), into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials.

  Phase I environmental site assessments ("ESA") have been conducted at all of the REIT Owned Hotels, and Phase II ESAs have been conducted at some of the REIT Owned Hotels by qualified independent environmental engineers. The purpose of the ESA is to identify potential sources of contamination for which the Hotels may be responsible and to assess the status of environmental regulatory compliance. The ESAs have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any material environmental liability or concerns. Nevertheless, it is possible that these ESAs did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which the Company is currently unaware.

  In reliance upon the Phase I and Phase II ESAs, the Company believes the REIT Owned Hotels are in material compliance with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in any of the REIT Owned Hotels.

                           THE OPERATING PARTNERSHIP

  The following summary information is qualified in its entirety by the provisions of the amended and restated agreement of Limited Partnership, as amended, of MeriStar H&R Operating Company, L.P., a copy of which has been filed as an exhibit to this Form 10-K.

  Substantially all of the Company's assets are held indirectly by MeriStar H&R Operating Company, L.P. (the "Operating Partnership"), the Company's subsidiary operating partnership. The Company is the sole general partner of the Operating Partnership, and the Company, two officers and directors of the Company and approximately 85 independent third-parties are limited partners of the Operating Partnership. The partnership agreement of the Operating Partnership gives the general partner full control over the business and affairs of the Operating Partnership. The general partner is also given the right, in connection with the contribution of property to the Operating Partnership or otherwise, to issue additional partnership interests in the Operating Partnership in one or more classes or series, with such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as the general partner may determine.

  The Operating Partnership's partnership agreement currently has three classes of partnership interests ("OP Units"): Class A OP Units, Class B OP Units and Preferred OP Units. As of March 17, 1999, the partners of the Operating Partnership own the following aggregate numbers of OP Units: (i) the Company and its wholly-owned subsidiaries own a number of Common OP Units equal to the number of issued and outstanding shares of the Company's common stock, par value $0.01, (the "Common Stock") (ii) the officers and directors of the Company own 1,409,753 Class A OP Units and (ii) independent third parties own 4,366,362 OP Units (consisting of 1,325,753 Class A OP Units, 2,648,452 Class B OP Units and 392,157 Preferred OP Units). No dividend was paid during 1998 and no dividend is expected to be paid during 1999 to the Class A OP Units and Class B OP Units. Preferred OP Units receive a 6.5% cumulative annual preferred return based on an assumed price per Common Share of $3.34, compounded quarterly to the extent not paid on a current basis, and are entitled to a liquidation preference of $3.34 per Preferred OP Unit. All net income and capital proceeds earned by the Operating Partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A OP Units and Class B OP Units in proportion to the number of OP Units owned by each such holder.

  Each OP Unit held by the two officers and directors and the independent third-parties is redeemable by the holder for one share of Common Stock (or, at the Company's option, for cash in an amount equal to the market value of a share of Common Stock). In addition, the Preferred OP Units may be redeemed by the Operating Partnership at a price of $3.34 per Preferred OP Unit (or, at the Company's option, for a number of shares of Common Stock having a value equal to such redemption price) at any time after April 1, 2000 or by the holders of the Preferred OP Units at a price of $3.34 per Preferred OP Unit (in cash or, at the holder's option, for a number of shares of Common Stock having a value equal to the redemption price) at any time after April 1, 2004.

                          FORWARD-LOOKING INFORMATION

  Certain information both included and incorporated by reference in this annual report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of our Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for hotel rooms in our current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

ITEM 2. PROPERTIES

  The Company maintains its corporate headquarters in Washington, D.C. with satellite offices in Florida, North Carolina and Texas. The Company leases its offices. The Company leases and/or manages hotel properties throughout the United States and Canada. No one leased or managed hotel property is material to the operation of the Company. A typical full-service MeriStar Hotel has meeting and banquet facilities, food and beverage facilities and guest rooms and suites.

  The REIT Owned Hotels and Leased Hotels feature, or after contemplated renovation programs have been completed will feature, comfortable, modern guest rooms, extensive meeting and (for Hotels and Resorts) convention facilities and full-service restaurant and catering facilities that attract meeting and convention functions from groups and associations, upscale business and vacation travelers as well as banquets and receptions from the local community. The following table sets forth the 1998 operating information with respect to the REIT Owned Hotels and Leased Hotels:

                                                  Guest
Type                             Number of Hotels Rooms   ADR   Occupancy RevPAR
----                             ---------------- ------ ------ --------- ------
Inns............................        57         8,299 $72.93   74.2%   $54.12
Hotels..........................        83        22,365  94.28   71.3%    67.22
Resorts.........................        22         5,002  97.44   70.7%    68.89
                                       ---        ------ ------   ----    ------
  Total/weighted average........       162        35,666 $90.12   71.8%   $64.71
                                       ===        ====== ======   ====    ======

  The following table sets forth the 1998 operating information with respect to the hotels managed by the Company:

                                                                           Guest
Type                                                      Number of Hotels Rooms
----                                                      ---------------- -----
Inns.....................................................        27        3,857
Hotels...................................................        11        2,620
Resorts..................................................         3          323
                                                                ---        -----
  Total..................................................        41        6,800
                                                                ===        =====

The Participating Leases

  Subsidiaries of the Company are the lessees (each, a "Lessee") of 109 of the REIT's 117 hotels. Each lease (a "Participating Lease") provides for an initial term of 12 years. Each Participating Lease provides the Lessee with three renewal options of five years each (except in the case of properties with ground leases having a remaining term of less than 40 years), provided that (a) the Lessee will not have the right to a renewal if a change in the tax law has occurred that would permit the REIT to operate the hotel directly;
(b) if the Lessee elects not to renew a Participating Lease for any applicable Hotel, then the REIT has the right to reject the exercise of a renewal right on a Participating Lease of a comparable hotel; and (c) the rent for each renewal term is adjusted to reflect the then fair market rental value of the hotel. If the Lessee and the REIT are unable to agree upon the then fair market rental value of a hotel, the Participating Lease terminates upon the expiration of the then current term and the Lessee then has a right of first refusal to lease the hotel from the REIT on such terms as the REIT may have agreed upon with a third-party lessee.

 Base Rent; Participating Rent; Additional Charges

  Each Participating Lease requires the Lessee to pay (i) fixed monthly base rent (the "Base Rent"), (ii) participating rent ("Participating Rent") which is payable monthly and based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at each hotel in excess of Base Rent, and (iii) certain other amounts, including interest accrued on any late payments or charges ("Additional Charges"). Base Rent and Participating Rent departmental thresholds (departmental revenue on which the rent percentage is based) are increased annually by a percentage equal to the percentage increase in the Consumer Price Index (CPI percentage increase plus 0.75% in the case of the Participating Rent departmental revenue threshold) compared to the prior year. In addition, under certain circumstances, a reduced percentage rate will apply to the revenues attributable to certain "discounted rates" that the Lessee may offer. Base Rent is payable monthly in arrears. Participating Rent is payable in arrears based on a monthly schedule adjusted to reflect the seasonal variations in the hotel's revenue.

  Other than real estate and personal property taxes and assessments, rent payable under ground leases, casualty insurance, including loss of income insurance, capital impositions and capital replacements and refurbishments (determined in accordance with generally accepted accounting principles), that are obligations of the REIT, the Participating Leases require the Lessee to pay rent, liability insurance, all costs and expenses and all utility and other charges incurred in the operation of the hotels. The Participating Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any hotel.

  The Participating Leases also provide for a rental adjustment under certain circumstances in the event of (a) a major renovation of the hotel, or (b) a change in the franchisor of the hotel.

Capitalization Requirements of the Company

  The Participating Leases require the Company, as guarantor of the Participating Leases, to maintain a book net worth of not less than $40 million. Further, commencing January 1, 1999, for so long as the tangible net worth of the Company is less than 17.5% of the aggregate rents payable under the Participating Leases for the prior calendar year, the Company is prohibited from paying dividends or making distributions other than dividends or distributions made for the purpose of permitting the partners of the Operating Partnership to pay taxes on the taxable income of the Operating Partnership attributable to its partners plus any required preferred distributions existing to partners.

Termination

  The REIT has the right to terminate the applicable Participating Lease upon the sale of a hotel to a third party or, upon the REIT's determination not to rebuild after a casualty, upon payment to the Lessee of the fair market value of the leasehold estate (except for properties identified by the Company and the REIT at the Merger as properties slated to be sold). The fair market value of the leasehold estate is determined by discounting to present value at a discount rate of 10% per annum the cash flow for each remaining year of the then current lease term, which cash flow will be deemed to be the cash flow realized by the Lessee under the applicable Participating Lease for the 12-month period preceding the termination date. The REIT will receive as a credit against any such termination payments an amount equal to any outstanding "New Lease Credits," which means the projected cash flow (determined on the same basis as the termination payment) of any new Participating Leases entered into between the Company and the REIT after the Effective Date for the initial term of such new Participating Lease amortized on a straight-line basis over the initial term of the new Participating Lease.

Performance Standards

  The REIT has the right to terminate the applicable Participating Lease if, in any calendar year, the gross revenues from a hotel are less than 95% of the projected gross revenues for such year as set forth in the applicable budget unless (a) the Lessee can reasonably demonstrate that the gross revenue shortfall was caused by general market conditions beyond the Lessee's control or (b) the Lessee "cures" the shortfall by paying to the Company the difference between the rent that would have been paid to the REIT had the property achieved gross revenues of 95% of the budgeted amounts and the rent paid based on actual gross revenues. The Lessee does not have such a cure right for more than two consecutive years.

  The Participating Leases also require that the Lessee spend in each calendar year at least 95% of the amounts budgeted for marketing expenses and for repair and maintenance expenses.

Assignment and Subleasing

  The Lessees do not have the right to assign a Participating Lease or sublet a hotel without the prior written consent of the REIT. For purposes of the Participating Lease, a change in control of the Company or the Lessees will be deemed an assignment of the Participating Lease and will require the REIT's consent, which may be granted or withheld in its sole discretion.

ITEM 3. LEGAL PROCEEDINGS

  In the course of the Company's normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company. Based on currently available facts, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters have been submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "MMH." The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock on the NYSE.

                                                                     Price
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
1999:
  First Quarter (through March 17, 1999)....................... $3 3/16 $2 3/8
1998:
  Fourth Quarter (ended December 31, 1998)..................... 2 11/16 1 15/16
  Third Quarter (from Spin-Off on August 3, 1998 through
   September 30, 1998)......................................... 3 3/4   2

  The last reported sale price of the Common Stock on the NYSE on March 17, 1999 was $2 13/16. As of March 17, 1999, there were approximately 149 holders of record of the Common Stock.

  The Company has not paid any cash dividends on the Common Stock and does not anticipate that it will do so in the foreseeable future. The Company intends to retain earnings to provide funds for the continued growth and development of the Company's business. The Company's lease agreements with the REIT restrict the Company's ability to pay dividends on the Common Stock. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

  On August 3, 1998, the Company privately issued 3,414,872 Class B OP Units as part of the purchase of 100% of the partnership interests in AGH Leasing and substantially all of the assets and certain liabilities of AGHI.

  On October 1, 1998, the Company privately issued 916,230 Class A OP Units as part of the purchase of a portfolio of assets from South Seas Properties Company Limited Partnership and its affiliates.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected historical financial information for the Company. The selected Operating Results and Balance Sheet Data have been extracted from the consolidated financial statements for each of the periods presented. The following information should be read in conjunction with the consolidated financial statements and notes thereto for the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                      Year Ended December 31,
                          -----------------------------------------------------
                             1998       1997       1996       1995      1994
                          ----------  ---------  ---------  --------- ---------
                          (dollars in thousands, except per share amounts)
Operating Results:
Revenues:
 Rooms..................  $  395,633  $   9,880  $     --   $    --   $    --
 Food, beverage, office
  rental and other......     152,276      1,871        --        --        --
 Management services and
  other revenues........      14,528     12,088      7,050     5,354     4,418
                          ----------  ---------  ---------  --------  --------
  Total revenues........     562,437     23,839      7,050     5,354     4,418
                          ----------  ---------  ---------  --------  --------
Operating expenses:
Departmental expenses:
 Rooms..................      95,627      2,533        --        --        --
 Food, beverage and
  other.................     107,860      1,170        --        --        --
Undistributed operating
 expenses:
 Administrative and
  general...............      84,881     10,473      6,140     4,745     4,508
 Participating lease
  expense...............     186,601      4,135        --        --        --
 Property and other
  operating costs.......      76,300      1,917        --        --        --
 Depreciation and
  amortization..........       3,372        636        349        84        23
                          ----------  ---------  ---------  --------  --------
  Total operating
   expenses.............     554,641     20,864      6,489     4,829     4,531
                          ----------  ---------  ---------  --------  --------
Net operating income
 (loss).................       7,796      2,975        561       525      (113)
Interest expense, net...       2,017         56        123        44       --
Minority interest.......         155        103        --        --        --
Provision for income
 taxes(A)...............         337        --         --        --        --
Equity in earnings of
 affiliates.............      (1,337)        46        --        --        --
                          ----------  ---------  ---------  --------  --------
  Net income (loss).....  $    3,950  $   2,862  $     438  $    481  $   (113)
                          ----------  ---------  ---------  --------  --------
Basic earnings per
 share(B)...............  $     0.02        --         --        --        --
Diluted earnings per
 share(B)...............  $     0.02        --         --        --        --
Number of shares of
 common stock issued and
 outstanding(C).........      25,437        --         --        --        --
Other Financial Data:
EBITDA(D)...............  $   11,168  $   3,611  $     910  $    609  $    (90)
Net cash provided by
 operating activities...      10,125     11,167     19,069       208        66
Net cash used in
 investing activities...    (102,105)    (6,501)    (1,826)      (61)      (41)
Net cash provided by
 financing activities...      76,113      4,208        699        59       --
Balance Sheet Data:
Total assets............  $  247,529  $  84,419  $  24,366  $  2,881  $  1,232
Debt....................      67,812        981        885       950       --

--------
(A) No provision for federal income taxes was included prior to 1998 because the Company's predecessor entities were partnerships and all federal income tax liabilities were passed through to the individual partners.
(B) Basic and diluted earnings per share for the year ended December 31, 1998 is based on earnings for the period from August 3, 1998 through December 31, 1998.
(C) As of December 31 for the period presented.
(D) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management believes that EBITDA is a useful measure of operating performance because (i) it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization and minority interests of common and preferred OP Unit holders, which is generally equivalent to EBITDA, and
    (ii) EBITDA is unaffected by the debt and equity structure of the entity. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs, and should not be considered as an alternative to net income under GAAP for purposes of evaluating the Company's results of operations and may not be comparable to other similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  The Company's financial statements include the historical results of the Company's predecessor entity, the management and leasing operations of CapStar, for all periods and include the operating results of AGH Leasing and AGHI since August 3, 1998. In addition, prior to August 3, 1998, the Company managed substantially all of the hotels owned by CapStar and received management fee revenues from such hotels. Since August 3, 1998, the Company has leased these hotels from the REIT and therefore records no management fees from such hotels but instead records room, food and beverage and other operating department revenues and expenses from such leases. Therefore, the Company's financial condition and results of operations as of December 31, 1998 and December 31, 1997 and for the periods ended December 31, 1998, 1997 and 1996 reflect significantly differing numbers of managed and leased hotels throughout the periods. The following table outlines the Company's historical portfolio of managed and leased hotels:

                             REIT         CapStar    Third Party     Other
                            Leased         Owned       Managed       Leased        Total
                         ------------- ------------- ------------ ------------ -------------
                         Hotels Rooms  Hotels Rooms  Hotels Rooms Hotels Rooms Hotels Rooms
                         ------ ------ ------ ------ ------ ----- ------ ----- ------ ------
December 31, 1998.......  109   28,058  --       --    41   6,800   53   7,608  203   42,466
December 31, 1997.......  --       --    47   12,019   27   4,631   40   5,687  114   22,337
December 31, 1996.......  --       --    19    5,166   28   4,619  --      --    47    9,785

Financial Condition

 December 31, 1998 compared with December 31, 1997

  Total assets increased by $163.1 million to $247.5 million at December 31, 1998 from $84.4 million at December 31, 1997. Total liabilities increased by $143.4 million to $183.1 million from $39.7 million. The increases in assets and liabilities result primarily from the August 3, 1998 purchase of AGHI and AGH Leasing. Minority interests increased by $15.9 million from $3.8 million to $19.7 million primarily due to the issuance of OP Units in conjunction with the acquisitions of AGHI and AGH Leasing.

Results of Operations

 Year Ended December 31, 1998 compared with the Year Ended December 31, 1997

  Total revenue increased by $538.6 million or 2,259% to $562.4 million in 1998 compared to $23.8 million in 1997. This increase results from the increase in the number of hotels leased as described above.

  Operating expenses increased $533.7 to $554.6 million in 1998 compared to $20.9 million in 1997. The increase reflects the increase in the number of leased and managed hotels, which resulted in and includes the costs of additional personnel and other administrative costs incurred in conjunction with the Company's growth.

  Net operating income increased $4.8 million, or 162%, to $7.8 million in 1998 compared to $3.0 million in 1997. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $7.6 million to $11.2 million in 1998 compared to $3.6 million in 1997. These increases resulted primarily from the increase in the number of leased and managed hotels, offset partially by the costs of additional personnel and other administrative costs incurred as described above.

  EBITDA for the Company's three operating segments for the period August 3, 1998 through December 31, 1998 is as follows:

                                                                         Total
                                                    Hotels Inns Resorts Segments
                                                    ------ ---- ------- --------
EBITDA............................................. $4,710 $172  $(882)  $4,000

 Year Ended December 31, 1997 compared with the Year Ended December 31, 1996

  Total revenue increased by $16.7 million or 235% to $23.8 million 1997 compared to $7.1 million in 1996. This increase results from revenue of $11.8 million from hotel leases acquired in 1997 and an increase of $4.9 million in management fees and other revenue is primarily due to the increase in the number of managed hotels in 1997 and additional fees resulting from improved operations of the managed hotels. Hotel management and other revenue earned by the Company from hotels owned by CapStar were $7.2 million or 30% of total revenue in 1997, and $2.6 million or 37% of total revenue in 1996.

  Operating expenses increased to $20.9 million in 1997 from $6.5 million in 1996. This increase reflects the increase in the number of managed hotels and the hotel leases acquired in 1997, offset partially by the costs of additional personnel and other administrative costs incurred as described above.

  Net operating income increased by 430% to $3.0 million in 1997 compared to $0.6 million in 1996 and EBITDA grew to $3.6 million in 1997 from $0.9 million in 1996. The increases resulted primarily from the increase in the number of managed hotels and the leases acquired in 1997, offset partially by the costs of additional personnel and other administrative costs incurred as described above.

Liquidity and Capital Resources

  The Company's continuing operations are funded through cash generated from hotel management and leasing operations. Business acquisitions and investments in affiliates are financed through a combination of internally generated cash, external borrowings and the issuance of OP Units and/or common stock.

  On August 3, 1998, the Company entered into a three-year, $75.0 million revolving credit facility (the "Credit Facility") with the REIT. The Credit Facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. Interest on the facility is the 30-day London Interbank Offered Rate plus 350 basis points. As of December 31, 1998, the Company had $67.0 million in outstanding borrowings under the Credit Facility, at an interest rate of 8.56%. The Company incurred interest expense of $2.0 million on this facility during 1998.

  Operating activities provided $10.1 million of net cash in 1998, mainly due to higher levels of net income, depreciation and amortization, and accrued expenses and other liabilities due to the increase in hotels leased.

The Company used $102.1 million of cash in investing activities for 1998, primarily for the purchase of AGHI and AGH Leasing. Net cash provided by financing activities of $76.1 million resulted from borrowings under the Credit Facility and contributions from CapStar. In conjunction with the Spin-Off, the operating assets and liabilities of the hotels leased from the REIT were transferred to the Company, resulting in a payable to the REIT of $7.4 million at December 31, 1998.

  Under the terms of the participating leases between the Company and its lessors, the lessors will generally be required to fund significant capital expenditures at the hotels leased by the Company.

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

  The Company's leased and managed hotel properties contain various information technology and embedded technology systems. Both types of systems contain microprocessors and microcontrollers that must be assessed for Year 2000 compliance. The Company has developed a comprehensive implementation plan to address the potential Year 2000 problems caused by such systems. This plan involves six stages: increase awareness of issue; assign responsibility for coordinating response to issue; information collection; analysis; modification, repair or replacement; and testing. The Company is currently in its analysis stage, and expects to complete this stage by March 1999. The following stages are expected to be completed as follows: modification, repair or replacement--June 1999; and testing--August 1999. As an additional part of its implementation plan to address the Year 2000 problem, the Company has also initiated communications with third parties with which it has material relationships to determine the extent of potential Year 2000 problems with these parties' services provided to the Company.

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

  The Company anticipates completing its Year 2000 implementation plan no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. As of December 31, 1998, historical costs incurred to address the Year 2000 problem approximate $0.2 million. The Company expects that essentially all of the future expenditures required to modify, repair, and replace computerized systems at its leased and managed hotel properties will be the financial responsibility of the owners of those properties. The Company has not yet developed a final cost estimate related to fixing Year 2000 issues, but an initial estimate of these remediation costs for all of its leased and managed properties (including those properties leased from the REIT) is $15-25 million. This cost estimate is based on the Company's preliminary assessment, and will be refined and adjusted as the Company continues to complete the stages of its implementation plan to address the potential Year 2000 problems.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk from changes in interest rates on its Credit Facility that impacts the fair value of this obligation. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company has not entered into any derivative or interest rate transactions.

  The table below presents the principal amounts, weighted average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. All items described are non-trading (in thousands of dollars).

                                                         Variable    Average
Expected Maturity                                          Rate   Interest Rate
-----------------                                        -------- -------------
1999.................................................... $   --       $--
2000....................................................     --        --
2001....................................................  67,000       8.6%
2002....................................................     --        --
2003....................................................     --        --
Thereafter..............................................     --        --
                                                         -------      ----
Total................................................... $67,000       8.6%
                                                         =======      ====
Fair Value at 12/31/98.................................. $67,000       8.6%
                                                         =======      ====

  Although the Company conducts business in Canada, the Canadian operations were not material to the Company's consolidated financial position, results of operations or cash flows as of December 31, 1998. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the year ended December 31, 1998. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the

Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS

  The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

MeriStar Hotels & Resorts, Inc.
Independent Auditors' Report..............................................   22
Consolidated Balance Sheets as of December 31, 1998 and 1997..............   23
Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1997 and 1996......................................................   24
Consolidated Statements of Stockholders' Equity and Owners' Equity for the
 Years Ended December 31, 1998, 1997 and 1996.............................   25
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1997 and 1996......................................................   26
Notes to the Consolidated Financial Statements............................   27

  All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
MeriStar Hotels & Resorts, Inc.:

  We have audited the accompanying consolidated balance sheets of MeriStar Hotels & Resorts, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and owners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hotels & Resorts, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Washington, D.C.
February 1, 1999

                        MERISTAR HOTELS & RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                          INCLUDING PREDECESSOR ENTITY
                    (in thousands, except per share amounts)

                                                                1998     1997
                                                              --------  -------
Assets
Current Assets:
 Cash and cash equivalents..................................  $ 11,155  $27,022
 Accounts receivable, net of allowance for doubtful accounts
  of $2,285 and $72.........................................    61,987    7,162
 Prepaid expenses...........................................     4,193    1,097
 Deposits and other.........................................    11,085    2,856
                                                              --------  -------
Total current assets........................................    88,420   38,137
Fixed assets:
 Furniture, fixtures, and equipment.........................     7,325    2,701
 Accumulated depreciation...................................    (1,099)    (418)
                                                              --------  -------
Total fixed assets, net.....................................     6,226    2,283
Investments in and advances to affiliates...................     5,495    8,058
Intangible assets, net of accumulated amortization of $3,338
 and $719...................................................   146,782   35,941
Restricted cash.............................................       606      --
                                                              --------  -------
                                                              $247,529  $84,419
                                                              ========  =======
Liabilities, Minority Interests, Stockholders' Equity and
 Owners' Equity
Current Liabilities:
 Accounts payable...........................................  $ 28,401  $ 2,082
 Accrued expenses and other liabilities.....................    70,016   14,360
 Due to affiliates, net.....................................     7,437   22,287
 Income taxes payable.......................................        69      --
 Long-term debt, current portion............................        27      392
                                                              --------  -------
Total current liabilities...................................   105,950   39,121
Deferred income taxes.......................................     9,367      --
Long-term debt..............................................    67,785      589
                                                              --------  -------
Total liabilities...........................................   183,102   39,710
Minority interests..........................................    19,693    3,800
Commitments and contingencies
Stockholders' equity:
 Common stock, par value $.01 per share:
  Authorized--100,000 shares Issued and outstanding--25,437
  shares                                                           254      --
  Paid-in capital...........................................    43,929      --
  Retained earnings.........................................       551      --
                                                              --------  -------
Total Stockholders' equity..................................    44,734      --
                                                              --------  -------
Owners' equity..............................................       --    40,909
                                                              --------  -------
                                                              $247,529  $84,419
                                                              ========  =======

          See accompanying notes to consolidated financial statements.

                        MERISTAR HOTELS & RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          INCLUDING PREDECESSOR ENTITY
                    (in thousands, except per share amounts)

                                                         1998     1997    1996
                                                       --------  ------- ------
Revenue:
 Rooms................................................ $395,633  $ 9,880    --
 Food and beverage....................................  119,295    1,397    --
 Other operating departments..........................   32,981      474    --
 Management and other fees............................   14,528   12,088  7,050
                                                       --------  ------- ------
Total revenue.........................................  562,437   23,839  7,050
                                                       --------  ------- ------
Operating expenses by department:
 Rooms................................................   95,627    2,533    --
 Food and beverage....................................   90,662      909    --
 Other operating expenses.............................   17,198      261    --
Undistributed operating expenses:
 Administrative and general...........................   84,881   10,473  6,140
 Participating lease expense..........................  186,601    4,135    --
 Property operating costs.............................   76,300    1,917    --
 Depreciation and amortization........................    3,372      636    349
                                                       --------  ------- ------
Total operating expenses..............................  554,641   20,864  6,489
                                                       --------  ------- ------
Net operating income..................................    7,796    2,975    561
Interest expense, net.................................    2,017       56    123
Equity in earnings of affiliates......................   (1,337)      46    --
                                                       --------  ------- ------
Income before minority interests and income taxes.....    4,442    2,965    438
Minority interests....................................      155      103    --
Income taxes..........................................      337      --     --
                                                       --------  ------- ------
Net income............................................ $  3,950  $ 2,862 $  438
                                                       ========  ======= ======
Earnings per share:
  Basic............................................... $   0.02      --     --
  Diluted............................................. $   0.02      --     --
                                                       ========  ======= ======

          See accompanying notes to consolidated financial statements.

                        MERISTAR HOTELS & RESORTS, INC.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OWNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          INCLUDING PREDECESSOR ENTITY
                                 (in thousands)

                            Common Stock  Additional
                            -------------  Paid-in   Retained Owners'
                            Shares Amount  Capital   Earnings Equity    Total
                            ------ ------ ---------- -------- -------  -------
Balance, January 1, 1996..     --   $--    $   --      $--    $   763  $   763
Capital contributions.....     --    --        --       --      1,806    1,806
Net income for the year...     --    --        --       --        438      438
                            ------  ----   -------     ----   -------  -------
Balance, December 31,
 1996.....................     --    --        --       --      3,007    3,007
Capital contributions.....     --    --        --       --     35,040   35,040
Net income for the year...     --    --        --       --      2,862    2,862
                            ------  ----   -------     ----   -------  -------
Balance, December 31,
 1997.....................     --    --        --       --     40,909   40,909
Net income for period
 January 1, 1998 through
 August 2, 1998...........     --    --        --       --      3,399    3,399
Spin-Off and Issuances of
 common stock.............  24,952   249    42,949      --    (44,308)  (1,110)
Issuances of common stock
 under Stock Purchase
 Plan.....................       5   --         11      --        --        11
Rights offering...........     480     5       952      --        --       957
Proceeds from exercise of
 stock options, net.......     --    --         17      --        --        17
Net income for period
 August 3, 1998 through
 December 31, 1998........     --    --        --       551       --       551
                            ------  ----   -------     ----   -------  -------
Balance, December 31,
 1998.....................  25,437  $254   $43,929     $551   $   --   $44,734
                            ======  ====   =======     ====   =======  =======


        See accompanying notes to the consolidated financial statements.

                        MERISTAR HOTELS & RESORTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                          INCLUDING PREDECESSOR ENTITY
                                 (in thousands)

                                                     1998      1997     1996
                                                   ---------  -------  -------
Operating activities:
 Net income....................................... $   3,950  $ 2,862  $   438
 Adjustments to reconcile net income to net cash
  provided
  by operating activities:
  Depreciation and amortization...................     3,372      636      349
  Equity in earnings of affiliates................     1,337      (46)     --
  Minority interests..............................       155      103      --
  Deferred income taxes...........................       267      --       --
  Changes in operating assets and liabilities:
   Accounts receivable, net.......................   (54,825)  (5,459)    (412)
   Prepaid expenses...............................    (3,096)    (320)    (724)
   Deposits and other.............................    (8,229)    (645)    (111)
   Accounts payable...............................    26,319    1,539      276
   Due to affiliates, net.........................   (14,850)   3,638   18,344
   Accrued expenses and other liabilities.........    55,656    8,859      909
   Income taxes payable...........................        69      --       --
                                                   ---------  -------  -------
Net cash provided by operating activities.........    10,125   11,167   19,069
                                                   ---------  -------  -------
Investing activities:
 Purchases of fixed assets........................    (4,624)  (2,046)    (382)
 Purchases of intangible assets...................   (99,438)    (924)    (824)
 Investments in and advances to affiliates........     2,563   (2,078)    (150)
 Distribution from investments in affiliates......       --       147       30
 Additions to notes receivable....................       --    (1,600)    (500)
 Change in escrows and restricted funds...........      (606)     --       --
                                                   ---------  -------  -------
Net cash used in investing activities.............  (102,105)  (6,501)  (1,826)
                                                   ---------  -------  -------
Financing activities:
 Proceeds from long-term debt.....................    67,000       96      662
 Principal payments on long-term debt.............      (169)   4,112      --
 Repayments to affiliate..........................       --       --      (950)
 Repayments of loans to management................       --       --       987
 Proceeds from issuances of common stock, net.....       974      --       --
 Contributions from CapStar.......................     8,383      --       --
 Distributions to minority investors..............       (75)     --       --
                                                   ---------  -------  -------
Net cash provided by financing activities.........    76,113    4,208      699
                                                   ---------  -------  -------
Net increase (decrease) in cash and cash
 equivalents......................................   (15,867)   8,874   17,942
Cash and cash equivalents, beginning of year......    27,022   18,148      206
                                                   ---------  -------  -------
Cash and cash equivalents, end of year............ $  11,155  $27,022  $18,148
                                                   =========  =======  =======

          See accompanying notes to consolidated financial statements.

                        MERISTAR HOTELS & RESORTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996
               (dollars in thousands, except per share amounts)

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

  Immediately following the Spin-Off and the Merger, the Company acquired 100% of the partnership interests in AGH Leasing L.P. ("AGH Leasing"), the third-party lessee of most of the hotels owned by AGH, and acquired substantially all of the assets and certain liabilities of American General Hospitality, Inc. ("AGHI"), the third-party manager of most of the hotels owned by AGH and certain other hotels. The Company thereby became the lessee, manager and operator of most of the hotels owned by AGH. The purchase price of $95,000 was funded with a combination of cash and units of limited partnership interest ("OP Units") in the Company's subsidiary operating partnership. In accordance with generally accepted accounting principles ("GAAP"), the acquisitions have been accounted for as purchases and, therefore, the operating results of AGHI and AGH Leasing are included in the Company's consolidated financial statements from the date of acquisition.

  The Company's financial statements include the historical results of the Company's predecessor entity, the management and leasing operations of CapStar, for all periods and include the operating results of AGH Leasing and AGHI since August 3, 1998. In addition, prior to August 3, 1998, the Company managed substantially all of the hotels owned by CapStar and received management fee revenues from such hotels. Since August 3, 1998, the Company has leased these hotels from the REIT and therefore records no management fees from such hotels but instead records room, food and beverage and other operating department revenues and expenses from such leased properties. Therefore, the Company's results of operations for each of the years in the three-year period ended December 31, 1998 reflect significantly differing numbers of managed and leased hotels throughout the periods. The following table outlines the Company's historical portfolio of managed and leased hotels:

                             REIT         CapStar    Third Party     Other
                            Leased         Owned       Managed       Leased        Total
                         ------------- ------------- ------------ ------------ -------------
                         Hotels Rooms  Hotels Rooms  Hotels Rooms Hotels Rooms Hotels Rooms
                         ------ ------ ------ ------ ------ ----- ------ ----- ------ ------
December 31, 1998.......  109   28,058  --       --    41   6,800   53   7,608  203   42,466
December 31, 1997.......  --       --    47   12,019   27   4,631   40   5,687  114   22,337
December 31, 1996.......  --       --    19    5,166   28   4,619  --      --    47    9,785

  Pursuant to an intercompany agreement, the Company and the REIT provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, the Company has a right of first refusal to become the lessee of any real property acquired by the REIT. The Company also provides the REIT with certain services including administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources, acquisition identification and due diligence, and operational services, for which the Company is compensated in an amount that the REIT would be charged by an unaffiliated third party for comparable services.

                        MERISTAR HOTELS & RESORTS, INC.

                       DECEMBER 31, 1998, 1997 AND 1996

2. Summary of Significant Accounting Policies

  Principles of Consolidation--The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Investments in unconsolidated joint ventures and affiliated companies in which the Company holds a voting interest of 50% or less and exercises significant influence are accounted for using the equity method. The Company uses the cost method to account for its investment in entities in which it does not have the ability to exercise significant influence.

  Cash Equivalents and Restricted Cash--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts required to be maintained in escrow.

  Fixed Assets--Fixed assets are recorded at cost and are depreciated using the straight-line method over lives ranging from five to seven years.

  Intangible Assets--Intangible assets consist of the value of goodwill and lease contracts purchased, franchise costs, and costs incurred to obtain management contracts. Goodwill represents the excess of cost over the fair value of the net assets of the acquired businesses. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the underlying assets ranging from five to 40 years.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of--The carrying values of long-lived intangible assets are evaluated periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future undiscounted net cash flows is less than book value. The impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. No impairment losses were recorded during 1998, 1997 or 1996.

  Income Taxes--Prior to the Spin-Off, no provision for income taxes was made since the Company's predecessor entities were partnerships and limited liability companies, and, therefore, all income, losses, and credits for tax purposes were passed through to the individual partners. Concurrent with the Spin-Off, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

  Foreign Currency Translation--Results of operations for the Company's Canadian leased and managed hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in stockholders' equity as a cumulative foreign currency translation adjustment. At December 31, 1998, the translation adjustment was $35. Transaction gains and losses are included in the results of operations as incurred.

  Stock-Based Compensation--The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based plans and therefore no compensation cost has been recognized for these plans.

                        MERISTAR HOTELS & RESORTS, INC.

                       DECEMBER 31, 1998, 1997 AND 1996

  Revenue Recognition--Revenue is earned through the operations and management of the hotel properties and is recognized when earned.

  Participating Lease Agreements--The Company's participating leases have non-cancelable initial terms ranging from 10 to 15 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues.

  In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods". EITF No. 98-9 affects the recognition of contingent rental expense in interim periods. This pronouncement requires a lessee to recognize contingent rental expense in interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This new accounting pronouncement relates only to the Company's recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases or the Company's annual lease expense calculations. The Company adopted EITF No. 98-9 effective July 1, 1998.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications--Certain 1997 and 1996 amounts have been reclassified to conform to 1998 presentation.

3. Investments in and Advances to Affiliates

  The Company has ownership interests in certain unconsolidated corporate joint ventures and affiliated companies. The Company's net investment in and advances to these corporate joint ventures and affiliated companies are summarized as follows:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
   CapStar Wyandotte Company LLC................................. $1,837 $3,023
   HGI Holdings, LLC.............................................    --   1,895
   BoyStar Ventures, L.P. .......................................  1,367  1,175
   Ballston Parking Associates...................................  1,629  1,629
   Other.........................................................    662    336
                                                                  ------ ------
                                                                  $5,495 $8,058
                                                                  ====== ======

                        MERISTAR HOTELS & RESORTS, INC.

                       DECEMBER 31, 1998, 1997 AND 1996


  Combined summarized financial information of the Company's unconsolidated corporate joint ventures and affiliated companies is as follows:

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
   Balance sheet data:
   Current assets............................................. $   902  $ 1,773
   Non-current assets.........................................  18,332   32,766
   Current liabilities........................................   1,082    1,094
   Non-current liabilities....................................     157    7,000
   Operating data:
   Revenue.................................................... $11,159  $ 1,742
   Net loss...................................................    (933)    (110)

4. Intangible Assets

  Intangible assets consist of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
   Goodwill.................................................. $109,213  $27,605
   Lease contracts...........................................   33,216    6,576
   Management contracts......................................    2,992      867
   Other.....................................................    4,699    1,612
                                                              --------  -------
                                                               150,120   36,660
                                                              --------  -------
   Less accumulated amortization.............................   (3,338)    (719)
                                                              $146,782  $35,941
                                                              ========  =======

5. Long-Term Debt

  Long-term debt consists of the following:

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 -------  -----
   Credit Facility.............................................. $67,000  $ --
   Other........................................................     812    981
                                                                 -------  -----
                                                                  67,812    981
   Less current portion.........................................     (27)  (392)
                                                                 -------  -----
                                                                 $67,785  $ 589
                                                                 =======  =====

  Credit Facility--On August 3, 1998, the Company entered into a three-year, $75,000, unsecured revolving credit facility (the "Credit Facility") with the REIT. The Credit Facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. Interest on the facility is variable, based on the 30-day London Interbank Offered Rate plus 350 basis points. As of December 31, 1998, the Company had $67,000 in outstanding borrowings under the Credit Facility, at an interest rate of 8.56%. The Company has determined that the fair value of this note payable approximates its carrying value. The Company incurred interest expense of $1,967 on this facility during 1998.

                        MERISTAR HOTELS & RESORTS, INC.

                       DECEMBER 31, 1998, 1997 AND 1996

  Future Maturities--Aggregate future maturities of the above obligations are as follows: 1999-$27; 2001-$67,785.

6. Income Taxes

  Prior to the Spin-Off, the Company's predecessor entity conducted its operations in partnerships and limited liability companies; these operations, therefore, were not subject to income taxes. The Company is taxable as a C Corporation. Accordingly, the Company's 1998 income taxes are based on pretax income since the Spin-Off. Pretax income for the period August 3, 1998 through December 31, 1998 was $887.

  The Company's effective income tax rate for the period from August 3, 1998 through December 31, 1998 differs from the federal statutory income tax rate as follows:

   Statutory tax rate....................................................  35.0%
   State and local taxes.................................................   4.2
   Difference in rates on foreign subsidiaries...........................   2.3
   Business meals and entertainment......................................   5.2
   Compensation expense.................................................. (77.8)
   Valuation allowance...................................................  69.0
                                                                          -----
                                                                           37.9%
                                                                          =====

  The components of income tax expense are as follows:

   Current:
     Federal............................................................... $--
     State.................................................................   27
     Foreign...............................................................   42
                                                                            ----
                                                                              69
                                                                            ----
   Deferred:
     Federal...............................................................  234
     State.................................................................   33
     Foreign...............................................................  --
                                                                            ----
                                                                             267
                                                                            ----
                                                                            $336
                                                                            ====

                        MERISTAR HOTELS & RESORTS, INC.

                       DECEMBER 31, 1998, 1997 AND 1996


  The tax effects of the temporary differences and carryforwards that give rise to the Company's net deferred tax liability at December 31, 1998 are as follows:

   Deferred tax assets:
    Allowance for doubtful accounts.................................. $    236
    Accrued vacation.................................................      545
    Net operating loss...............................................      613
                                                                      --------
    Total gross deferred tax assets..................................    1,394
    Less valuation allowance.........................................     (613)
                                                                      --------
    Net deferred tax assets..........................................      781
                                                                      --------
   Deferred tax liabilities:
    Accrued expenses.................................................       (7)
    OP Units.........................................................   (9,100)
    Amortization expense.............................................     (580)
    Prepaid expenses.................................................     (461)
                                                                      --------
    Total gross deferred tax liabilities.............................  (10,148)
                                                                      --------
   Net deferred tax liability........................................ $ (9,367)
                                                                      ========

  At December 31, 1998, the Company had potential federal income tax benefits of $613 from a net operating loss carryforward that expires in 2018. For financial reporting purposes, the Company has established a valuation allowance of $613 due to the uncertainty associated with realizing this deferred tax asset.

  As part of the Spin-Off, the Company received certain assets that CapStar had acquired, in part, through the issuance of OP Units. These assets were acquired by CapStar prior to August 3, 1998. At August 3, 1998 the tax basis of these assets differed from the financial reporting amounts that the Company recorded as part of the Spin-Off. The Company has recorded a deferred income tax liability of $9,100 for the estimated future tax effect of this basis difference. The amount of the basis difference and corresponding deferred income tax liability have been estimated based on information available as of the date of the Spin-Off. The deferred income tax liability may be adjusted upon the final determination of the basis difference. Any such adjustment, however, would be recorded as an increase or decrease to the deferred income tax liability balance, and a corresponding decrease or increase in the capital CapStar contributed to the Company as part of the Spin-Off.

7. Stockholders' Equity and Minority Interests

  Common Stock--In conjunction with the Spin-Off, CapStar distributed to its stockholders, on a share-for-share basis, all of the 24,948,754 outstanding shares of the Company's Common Stock.

  In connection with the Spin-Off the Company distributed to holders of the REIT's common stock and the REIT's OP Units, one right for every six shares or units owned. Each right entitled its holder to purchase a share of Common Stock at a subscription price of $2.84 per share, during a subscription period from August 13, 1998 through August 31, 1998. The Rights Offering resulted in the sale of approximately 480,000 shares of Common Stock with net proceeds to the Company of $957.

  In November 1998, the Company implemented a stock purchase plan that allows eligible employees to purchase the Company's common stock at a discount to market value. The Company has reserved 1,500,000 shares of Common Stock for issuance under this plan. The Company has sold 5,384 shares under this plan in 1998.

  OP Units--Substantially all of the Company's assets are held indirectly by MeriStar H&R Operating Company, L.P. (the "Operating Partnership"), the Company's subsidiary operating partnership.

                        MERISTAR HOTELS & RESORTS, INC.

                       DECEMBER 31, 1998, 1997 AND 1996


  The Operating Partnership's partnership agreement currently has three classes of OP Units: Class A OP Units, Class B OP Units and Preferred OP Units. No dividends were paid during 1998 and no dividends are expected to be paid during 1999 to the Class A OP Unit holders and Class B OP Unit holders. Preferred OP Unit holders receive a 6.5% cumulative annual preferred return based on an assumed price per Common Share of $3.34, compounded quarterly to the extent not paid on a current basis, and are entitled to a liquidation preference of $3.34 per Preferred OP Unit. All net income and capital proceeds earned by the Operating Partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A OP Units and Class B OP Units in proportion to the number OP Units owned by each such holder.

  Each Class A and Class B OP Unit is redeemable by the holder for one share of Common Stock (or, at the Company's option, for cash in an amount equal to the market value of a share of Common Stock). In addition, the Preferred OP Units may be redeemed by the Operating Partnership at a price of $3.34 per Preferred OP Unit (or, at the Company's option, for a number of shares of Common Stock having a value equal to such redemption price) at any time after April 1, 2000 or by the holders of the Preferred OP Units at a price of $3.34 per Preferred OP Unit (in cash or, at the holder's option, for a number of shares of Common Stock having a value equal to the redemption price) at any time after April 1, 2004.

  In conjunction with the Spin-Off and Merger, the Company issued to holders of CapStar OP Units, 1,083,759 Class A and B OP Units and 392,157 Class C OP Units.

  Immediately following the Spin-Off and the Merger, the Company acquired 100% of the partnership interests in AGH Leasing and acquired substantially all of the assets and certain liabilities of AGHI. The purchase price of $95,000 was funded with a combination of cash and the issuance of 3,414,872 Class B OP Units.

  In October 1998, in conjunction with the purchase of certain assets of South Seas Properties Company, L.P., the Company issued 916,230 Class A OP Units.

8. Earnings Per Share

  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for net income for the period August 3, 1998 through December 31, 1998:

Basic EPS Computation:
  Net income.......................................................... $   551
  Weighted average number of shares of Common Stock outstanding.......  25,335
                                                                       -------
  Basic EPS........................................................... $   .02
                                                                       =======
Diluted EPS Computation:
  Net income.......................................................... $   551
  Minority interest, net of tax.......................................     (90)
                                                                       -------
  Adjusted net income................................................. $   461
                                                                       -------
  Weighted average number of shares of Common Stock outstanding.......  25,335
  Common Stock equivalents:
    Stock options.....................................................      18
    OP Units..........................................................   1,308
                                                                       -------
  Total weighted average number of diluted shares of Common Stock outstanding........................................................  26,661
                                                                       -------
  Diluted EPS......................................................... $   .02
                                                                       =======

  Certain OP Units were not included in the computation of diluted EPS as their effect was anti-dilutive.

                        MERISTAR HOTELS & RESORTS, INC.

                       DECEMBER 31, 1998, 1997 AND 1996

  EPS for 1998 has been calculated using net income amounts for the period from the Spin-Off on August 3, 1998 through December 31, 1998. EPS is not presented for periods prior to the Spin-Off because the Company's predecessor entities were partnerships.

9. Related-Party Transactions

  Pursuant to an intercompany agreement, the Company and the REIT provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, the Company has a right of first refusal to become the lessee of any real property acquired by the REIT. The Company also provides the REIT with certain services including administrative, corporate, accounting, finance, insurance, legal, tax, data processing, human resources, acquisition identification and due diligence, and operational services, for which the Company is compensated in an amount that the REIT would be charged by an unaffiliated third party for comparable services. During the year ended December 31, 1998, the Company provided $781 of such services to the REIT.

10. Stock-Based Compensation

  On August 3, 1998, the Company adopted an equity incentive plan that authorized the Company to issue and award up to 4,000,000 shares of common stock. Awards under the plan may be granted to directors, officers, or other key employees.

  On August 8, 1998, the Company adopted an equity incentive plan for non-employee directors that authorized the Company to issue and award options for up to 125,000 shares of common stock. These options will vest in three annual installments beginning on the date of grant and on subsequent anniversaries thereof, provided the eligible director continues to serve as a director of the Company on each such anniversary. Options granted under the Plan are exercisable for ten years from the grant date.

  In November 1998, the Company implemented a stock purchase plan that allows eligible employees to purchase the Company's common stock at a discount to market value. The Company has reserved 1,500,000 shares of Common Stock for issuance under this plan.

  Stock option activity for 1998 is as follows:

                                 Equity Incentive Plan      Directors' Plan
                                 ----------------------- ----------------------
                                  Number      Average     Number     Average
                                 of Shares  Option Price of Shares Option Price
                                 ---------  ------------ --------- ------------
   Balance, August 3, 1998.....        --        --          --       $ --
   Granted.....................  2,805,955     $3.37      45,000      $3.28
   Exercised...................     (2,235)      --          --         --
   Forfeited...................        --        --          --         --
                                 ---------     -----      ------      -----
   Balance, December 31, 1998..  2,803,720     $3.37      45,000      $3.28
                                 =========     =====      ======      =====
   Shares exercisable at
    December 31, 1998..........  1,415,044     $3.43         --       $ --
                                 =========     =====      ======      =====

                        MERISTAR HOTELS & RESORTS, INC.

                       DECEMBER 31, 1998, 1997 AND 1996


  The following table summarizes information about stock options outstanding at December 31, 1998:

                                        Options Outstanding             Options Exercisable
                            ------------------------------------------- --------------------
                                            Weighted                                Weighted
                                            Average         Weighted                Average
   Range of                   Number       Remaining        Average       Number    Exercise
   exercise prices          outstanding Contractual Life Exercise Price exercisable  Price
   ---------------          ----------- ---------------- -------------- ----------- --------
   $2.00 to $2.36..........    737,892        6.87           $2.36         602,515   $2.36
   $2.38 to $3.28..........  1,115,753        9.55            3.21          39,317    2.72
   $3.44 to $3.93..........    211,750        7.19            3.74         178,217    3.72
   $4.06 to $5.01..........    783,325        8.91            4.45         594,995    4.46
                             ---------        ----           -----       ---------   -----
   $2.00 to $5.01..........  2,848,720        8.50           $3.37       1,415,044   $3.43
                             =========        ====           =====       =========   =====

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board Opinion No. 25 in accounting for the Equity Incentive Plan and therefore no compensation cost has been recognized for the Equity Incentive Plan.

  Pro forma information regarding net income and EPS is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998:

                                                                        1998
                                                                     ----------
   Risk-free interest rate..........................................       5.51%
   Dividend rate....................................................        --
   Volatility factor................................................       0.50
   Weighted average expected life................................... 6.15 years

  The Company's pro forma net loss and basic EPS as if the fair value method had been applied were $(2,324) and $(0.09) for 1998. The effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income and EPS for future years.

11. Commitments and Contingencies

  The Company leases certain hotels under non-cancelable participating leases with initial terms ranging from 10 to 15 years, expiring through 2013. The total amount payable on these participating leases was $11,100 and $5,682 at December 31, 1998 and December 31, 1997, respectively. The Company also leases corporate office space. Future minimum lease payments required under these operating leases as of December 31, 1998 were as follows:

   1999.............................................................. $  254,797
   2000..............................................................    261,648
   2001..............................................................    268,353
   2002..............................................................    275,395
   2003..............................................................    282,651
   Thereafter........................................................  2,217,099
                                                                      ----------
                                                                      $3,559,943
                                                                      ==========

                        MERISTAR HOTELS & RESORTS, INC.

                       DECEMBER 31, 1998, 1997 AND 1996


  The Company also leases office equipment under non-cancelable operating leases. These amounts are insignificant to the financial statements.

  In the course of the Company's normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company. Based on currently available facts, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

12. Segments

  The Company is organized into three primary operating divisions. Each division is managed separately because of its distinctive products and services offered by the hotel properties within the operating division. These operating divisions are the Company's three reportable operating segments: upscale, full-service hotels ("Hotels"); premium limited-service hotels and inns ("Inns"); and resort properties ("Resorts"). The Company's management evaluates performance of each segment based on earnings before interest taxes, depreciation, and amortization ("EBITDA"). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

  The Company's financial condition and results of operations as of December 31, 1998 and December 31, 1997 and for the years ended December 31, 1998, 1997 and 1996 reflect significantly differing numbers of managed and leased hotels throughout the periods. Consequently, the Company has determined that it is not practicable to present the segment information of the management and leasing operations of CapStar, its predecessor entity, for the years ended December 31, 1997 and December 31, 1996. Also, prior to the Spin-Off, the management and leasing operations of CapStar conducted its business primarily in only one operating segment. Therefore, the segment disclosures presented below are for the period August 3, 1998 through December 31, 1998.

                                                                        Total
                                              Hotels   Inns   Resorts  Segments
                                             -------- ------- -------  --------
Revenues.................................... $322,720 $72,267 $73,878  $468,865
Participating Lease Expense................. $101,423 $29,430 $24,187  $155,040
EBITDA...................................... $  4,710 $   172 $  (882) $  4,000
Total Assets................................ $ 48,264 $42,091 $16,276  $106,631

  The following is a reconciliation of the segment information to the Company's consolidated data:

                                                 Participating
                                                     Lease
                                        Revenues    Expense    EBITDA   Assets
                                        -------- ------------- ------- --------
   Total Segments.....................  $468,865   $155,040    $ 4,000 $106,631
   Other Items........................     7,526        --       1,164  140,898
                                        --------   --------    ------- --------
   Total August 3, 1998 through
    December 31, 1998.................  $476,391   $155,040    $ 5,164 $247,529
                                        --------   --------    ------- --------
   Total Pre-Spin-Off (January 1, 1998
    through August 2, 1998)...........    86,046     31,561      6,004      --
                                        --------   --------    ------- --------
   Per Financial Statements...........  $562,437   $186,601    $11,168 $247,529
                                        ========   ========    ======= ========

  The other items in the table above represent non-operating segment activity and assets. These are primarily unallocated corporate expenses and non-segment activities, and intangible and other miscellaneous assets.

                        MERISTAR HOTELS & RESORTS, INC.

                       DECEMBER 31, 1998, 1997 AND 1996


  Revenues for Canadian operations totaled $8,865 for the period August 3, 1998 through December 31, 1998.

13. Acquisitions

  Pursuant to the Spin-Off and Merger, the Company acquired 100% of the partnership interests in AGH Leasing, the third-party lessee of most of the hotels owned by AGH, and substantially all of the assets and liabilities of AGHI, the third-party manager of most of the AGH hotels. As a result, the Company became the lessee and manager of most of the hotels owned by the REIT. The purchase price of $95,000 was paid with a combination of cash and OP Units in the Company's subsidiary operating partnerships.

  The following unaudited pro forma summary presents information if AGH Leasing and AGHI had been acquired, and the Spin-Off had occurred, at the beginning of the periods presented. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                       PRO FORMA INFORMATION (UNAUDITED)

                                                                1998      1997
                                                             ---------- --------
Total revenue............................................... $1,083,348 $938,613
Net income.................................................. $    3,295 $  3,097
Diluted EPS................................................. $     0.13 $   0.12

14. Quarterly Financial Information (Unaudited)

  The following is a summary of the Company's quarterly results of operations:

                                          1998                              1997
                            ---------------------------------  -------------------------------
                             First  Second   Third    Fourth    First  Second   Third  Fourth
                            Quarter Quarter Quarter  Quarter   Quarter Quarter Quarter Quarter
                            ------- ------- -------- --------  ------- ------- ------- -------
   Total revenue........... $30,130 $41,101 $195,498 $295,708  $1,838  $2,816  $4,794  $14,391
   Total operating
    expenses...............  28,798  38,462  187,890  299,491   1,390   2,129   3,911   13,434
   Net operating income
    (loss).................   1,332   2,639    7,608   (3,783)    448     687     883      957
   Net income (loss).......     758   2,223    3,605   (2,636)    424     650     861      927
   Diluted earnings (loss)
    per share..............     --      --  $   0.12 $  (0.10)    --      --      --       --

15. Supplemental Cash Flow Information

                                                           1998     1997    1996
                                                          -------  -------  ----
Cash paid for interest and income taxes:
  Interest............................................... $ 2,017  $    56  $138
  Income taxes...........................................     --       --    --
Non-cash investing and financing activities:
  OP Units issued in purchase of intangible assets....... $14,022  $   --   $--
Assets contributed by CapStar............................ $ 2,605  $38,844  $--
Liabilities contributed by CapStar.......................  (7,549)  (4,219)  --
Debt contributed by CapStar..............................  (1,116)     --    --
                                                          -------  -------  ----
Net assets contributed by CapStar........................ $(6,060) $34,625  $--
                                                          =======  =======  ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in the Company's definitive proxy for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation of Directors" and "Stock Option Grants" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the section entitled "Principal Stockholders" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A. Index to Financial Statements and Financial Statement Schedules

1. Financial Statements

  The Financial Statements included in the Annual Report on Form 10-K are listed in Item 8.

2. Financial Statement Schedules

  The Financial Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8.

3. Exhibits

  All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Commission.

 Exhibit No.                       Description of Document
 -----------                       -----------------------
  2.1*       Acquisition Agreement, dated as of March 15, 1998, among MeriStar
             H&R Operating Company, L.P., American General Hospitality
             Corporation, American General Hospitality, Inc., AGHL GP, Inc.,
             the general partner of AGH Leasing, L.P., and the limited partners of AGH Leasing, Inc.

  2.2**      Form of Contribution, Assumption and Indemnity Agreement between
             CapStar Hotel Company and MeriStar H&R Operating Company, L.P.

  2.3**      Agreement and Plan of Merger, dated as of March 15, 1998, among
             American General Hospitality Corporation, American General
             Hospitality Operating Partnership, L.P., CapStar Hotel Company,
             CapStar Management Company, L.P. and CapStar Management Company
             II, L.P.

  2.4*** Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 5, 1998, by and among American General Hospitality
             Corporation, American General Hospitality Operating Partnership,
             L.P., CapStar Hotel Company, CapStar Management Company, L.P. and
             CapStar Management Company II, L.P.

  2.5*       Form of Dealer-Manager Agreement

  3.1*       Amended and Restated Certificate of Incorporation of the Company

  3.2*       By-laws of the Company

  4.1*       Specimen Common Stock certificate

  4.4*       Form of Rights Agreement

 10.1*       Form of Employment Agreement between the Company and Paul W.
             Whetsell

 10.2*       Form of Employment Agreement between the Company and Steven D.
             Jorns

 10.3*       Form of Employment Agreement between the Company and David E.
             McCaslin

 10.4*       Form of Employment Agreement between the Company and James A.
             Calder

 10.5*       Form of Employment Agreement between the Company and John E.
             Plunket

 10.6*       Form of Equity Incentive Plan of the Company

 10.7*       Form of Non-Employee Directors' Incentive Plan of the Company

 10.8**      Form of Intercompany Agreement among MeriStar Hotels & Resorts,
             Inc., MeriStar H&R Operating Company, L.P., MeriStar Hospitality
             Corporation and MeriStar Hospitality Operating Partnership, L.P.

 10.9        Revolving Credit Agreement, dated as of August 3, 1998 between
             MeriStar H&R Operating Company, L.P., and MeriStar Hospitality
             Operating Partnership, L.P.

 10.10****   Form of Employee Stock Purchase Plan


 10.11       Amended and Restated Agreement of Limited Partnership, Agreement
             of MeriStar H&R Operating Company, L.P., dated as of August 3,
             1998

 21          Subsidiaries of the Company

 23.1        Consent of KPMG LLP

 27          Financial Data Schedule

 29          Power of Attorney (see signature page)

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-49881), filed with the Securities and Exchange Commission on August 12, 1998.
** Incorporated by reference to Exhibit 99.4 to CapStar Hotel Company's Report on Form 8-K dated March 17, 1998, No. 1-11903.
*** Incorporated by reference to American General Hospitality Corporation's
    Registration Statement on Form S-4 (File No. 333-49611), filed with the Securities and Exchange Commission on June 22, 1998.
**** Incorporated by reference to the Company's Registration Statement on Form
     S-8, filed with the Securities and Exchange Commission on August 18,
     1998.

  B. Reports on Form 8-K:

  A current report on Form 8-K was filed with the Securities and Exchange Commission on October 16, 1998, as amended, reporting events required to be reported pursuant to Items 5 and 7 of the current report on Form 8-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MeriStar Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MERISTAR HOTELS & RESORTS, INC.

                                          BY: /s/ Paul W. Whetsell_____________

                                              Paul W. Whetsell
                                              Chief Executive Officer and
                                              Chairman of the Board
Dated: March  , 1999

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul W. Whetsell and David E. McCaslin, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Paul W. Whetsell          Chief Executive Officer      March 22, 1999
______________________________________  and Chairman of the Board
           Paul W. Whetsell             of Directors (Principal
                                        Executive Officer)

         /s/ Steven D. Jorns           Vice Chairman of the Board   March 22, 1999
______________________________________  of Directors
           Steven D. Jorns

        /s/ David E. McCaslin          President and Director       March 22, 1999
______________________________________
          David E. McCaslin

         /s/ James A. Calder           Chief Financial Officer      March 22, 1999
______________________________________  (Principal Financial and
           James A. Calder              Accounting Officer)

       /s/ Daniel L. Doctoroff         Director                     March 22, 1999
______________________________________
         Daniel L. Doctoroff

              Signature                          Title                   Date
              ---------                          -----                   ----

                                       Director                     March 22, 1999
______________________________________
            Kent R. Hance

         /s/ S. Kirk Kinsell           Director                     March 22, 1999
______________________________________
           S. Kirk Kinsell

         /s/ Joseph McCarthy           Director                     March 22, 1999
______________________________________
           Joseph McCarthy

                                       Director                     March 22, 1999
______________________________________
            James McCurry

          /s/ James R. Worms           Director                     March 22, 1999
______________________________________
            James R. Worms

                                                                 March 22, 1999

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, DC 20549-1004

  Re: MeriStar Hotels & Resorts, Inc.-Form 10-K for the year ended December 31, 1998

Ladies and Gentlemen:

  We are electronically transmitting herewith for filing with the Securities and Exchange Commission, pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 and Rule 901(d) of Regulation S-T, the Form 10-K of MeriStar Hotels & Resorts, Inc. for the year ended December 31, 1998.

  One copy of the enclosed Form 10-K has also been sent to the New York Stock Exchange, the only exchange on which the Company's common stock, par value $.01 per share, is listed.

                                          Sincerely,

                                          /s/ Christopher L. Bennett
                                          -------------------------------------
                                          Christopher L. Bennett
                                          Secretary