Form 10-Q
period 1999-03-31
MERISTAR HOTELS & RESORTS INC
filed 1999-05-07
CIK 1059341

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (MARK ONE)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

Yes X  No


     The number of shares of Common Stock, par value $0.01 per share, outstanding at May 6, 1999 was 27,401,935.

                        MERISTAR HOTELS & RESORTS, INC.


                                     INDEX

                                                                Page
                                                                ----
PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)


          Condensed Consolidated Balance Sheets -
          March 31, 1999 and December 31, 1998                     3

          Condensed Consolidated Statements of Operations -
          Three Months Ended March 31, 1999 and 1998               4

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1999 and 1998               5

          Notes to Condensed Consolidated Financial Statements     6


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS           10

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                             14

PART II.  OTHER INFORMATION

ITEM 5:   OTHER INFORMATION                                       14

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                        14

PART I.   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             March 31, 1999   December 31, 1998
                                                             ---------------  ------------------
                                                               (unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                     $  7,806            $ 11,155
     Accounts receivable, net of allowance for doubtful
       accounts of $3,232 and $2,285                                 78,219              61,987
     Prepaid expenses                                                 3,832               4,193
     Deposits and other                                              12,680              11,085
                                                                   --------            --------
Total current assets                                                102,537              88,420

Fixed assets:
   Furniture, fixtures, and equipment                                 8,119               7,325
   Accumulated depreciation                                          (1,426)             (1,099)
                                                                   --------            --------
Total fixed assets, net                                               6,693               6,226

Investments in and advances to affiliates                            19,309               5,495
Intangible assets, net of accumulated
  amortization of $4,482 and $3,338                                 145,797             146,782
Restricted cash                                                          42                 606
                                                                   --------            --------

                                                                   $274,378            $247,529
                                                                   ========            ========

Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                $ 33,821            $ 28,401
   Accrued expenses and other liabilities                            84,370              70,016
   Due to affiliates, net                                            25,363               7,437
   Income taxes payable                                                  69                  69
   Long-term debt, current portion                                       19                  27
                                                                   --------            --------
Total current liabilities                                           143,642             105,950
Deferred income taxes                                                 9,058               9,367
Long-term debt                                                       57,623              67,785
                                                                   --------            --------
Total liabilities                                                   210,323             183,102
Minority interests                                                   19,533              19,693
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.01 per share:
      Authorized - 100,000 shares
      Issued and outstanding - 25,525 and 25,437 shares                 255                 254
   Paid-in capital                                                   44,181              43,929
   Retained earnings                                                     86                 551
                                                                   --------            --------
Total Stockholders' equity                                           44,522              44,734
                                                                   --------            --------

                                                                   $274,378            $247,529
                                                                   ========            ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
INCLUDING PREDECESSOR ENTITY
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            Three Months Ended
                                                 March 31,
                                                 ---------
                                              1999       1998
                                              ----       ----
Revenue:
  Rooms                                     $228,313   $23,404
  Food and beverage                           72,313     1,357
  Other operating departments                 23,367     1,219
  Management and other fees                    1,845     4,150
                                            --------   -------

Total revenue                                325,838    30,130
                                            --------   -------

Operating expenses by department:
  Rooms                                       51,973     5,124
  Food and beverage                           55,061       995
  Other operating expenses                    11,834       498

Undistributed operating expenses:
  Administrative and general                  51,391     6,963
  Property operating costs                    47,464     4,142
  Participating lease expense                106,275    10,655
  Depreciation and amortization                1,549       421
                                            --------   -------

Total operating expenses                     325,547    28,798
                                            --------   -------

Net operating income                             291     1,332

Interest expense, net                          1,226        18
Equity in earnings of affiliates                   -      (521)
                                            --------   -------

Income (loss) before minority interests
and income taxes                                (935)      793

Minority interests                              (161)       35

Income taxes                                    (309)        -
                                            --------   -------

Net income (loss)                           $   (465)  $   758
                                            --------   -------

Earnings per share :
    Basic                                   $  (0.02)      N/A
    Diluted                                 $  (0.02)      N/A
                                            ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCLUDING PREDECESSOR ENTITY
UNAUDITED (IN THOUSANDS)



                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                             1999      1998
                                                           --------   -------
Operating activities:

Net income (loss)                                          $   (465)  $   758

Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization                                1,549       421
 Equity in earnings of affiliates                                 -       521
 Minority interests                                            (161)       35
 Deferred income taxes                                         (309)        -

Changes in operating assets and liabilities:
 Accounts receivable, net                                   (16,232)      493
 Deposits and other                                          (1,595)       47
  Prepaid expenses                                              361       124
 Cash and cash equivalents held on behalf of affiliates           -       649
 Accounts payable                                             5,420      (182)
 Accrued expenses and other liabilities                      14,354     3,809
 Due to affiliates, net                                      17,926    (3,915)
                                                           --------   -------

Net cash provided by operating activities                    20,848     2,760
                                                           --------   -------

Investing activities:
 Purchases of fixed assets, net                                (864)     (697)
 Investments in and advances to affiliates                  (13,814)        -
 Purchases of intangible assets                                (159)     (119)
 Distributions from investments in affiliates                     -       490
 Change in restricted cash                                      564         -
                                                           --------   -------

Net cash used in investing activities                       (14,273)     (326)
                                                           --------   -------

Financing activities:
 Principal payments on long term debt                       (10,170)     (205)
 Proceeds from issuances of common stock, net                   246         -
                                                           --------   -------

Net cash used in financing activities                        (9,924)     (205)
                                                           --------   -------

Net increase (decrease) in cash and cash equivalents         (3,349)    2,229
Cash and cash equivalents, beginning of period               11,155     2,477
                                                           --------   -------

Cash and cash equivalents, end of period                   $  7,806   $ 4,706
                                                           --------   -------


See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


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

As of March 31, 1999, the Company leased or managed 203 hotels with 42,583 rooms in 34 states, the District of Columbia, Canada and the U.S. Virgin Islands.

The consolidated interim financial statements of the Company for the three months ended March 31, 1998 include the historical results of the Company's predecessor entity, the management and leasing operations of CapStar. The operating results of AGHI and AGH Leasing have been included in the Company's consolidated financial statements since August 3, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain 1998 amounts have been reclassified to conform to 1999 presentation.

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

The Company's participating leases have noncancelable remaining terms ranging from 10 to 15 years , subject to earlier termination on the occurrence of certain contingencies, as defined. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues.

In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods". EITF No. 98-9 affects the recognition of contingent rental expense in interim periods. This pronouncement requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to the Company's recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases or the Company's annual lease expense calculations. The Company adopted EITF No. 98-9 effective July 1, 1998. Under the provisions of EITF No. 98-9, the Company has recognized $3.9 million of additional lease expense as of March 31, 1999. This amount is included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheet. The effect of EITF No. 98-9 on the Company's financial statements is as follows:


                            Before          Effect          After
                           Effect of          of          Effect of
                         EITF No.98-9   EITF No. 98-9   EITF No. 98-9
                         -------------  --------------  --------------
Net operating income          $ 4,211         $(3,920)        $   291
Interest expense, net          (1,226)              -          (1,226)
Minority interest                (512)            673             161
Income taxes                     (989)          1,298             309
                              -------         -------         -------
Net income (loss)             $ 1,484         $(1,949)        $  (465)
                              =======         =======         =======

Diluted EPS                   $  0.06                         $ (0.02)
                              =======                         =======

3.   EARNINGS PER SHARE

Earnings per share ("EPS") has been calculated using net income for the three months ended March 31, 1999. Prior to the Spin-Off, the predecessor entities of the Company were partnerships. Accordingly, no EPS has been calculated for the three months ended March 31, 1998. The following table presents the computation of basic and diluted EPS for the three months ended March 31, 1999:


BASIC AND DILUTED EPS
COMPUTATION:

Net loss                                  $  (465)
Weighted average number of shares
of Common Stock outstanding                25,485
                                      -----------
Basic and Diluted EPS                     $ (0.02)
                                      ===========


4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                    Three Months Ended
                                                        March 31,
                                                        ---------

                                                   1999            1998
                                                   ----            ----
Supplemental disclosure of cash flow information:
Cash paid for interest                            $1,469            $18

5.   SEGMENTS

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

The Company's financial condition and results of operations as of March 31, 1999 and December 31, 1998 and for the three-months ended March 31, 1999 and 1998 reflect significantly differing numbers of managed and leased hotels throughout the periods. Consequently, the Company has determined that it is not practicable to present the segment information of the management and leasing operations of CapStar, its predecessor entity, for the three months ended March 31, 1998. Also, prior to the Spin-Off, the management and leasing operations of CapStar conducted its business primarily in only one operating segment. Therefore, the segment disclosures presented below are for the three months ended March 31, 1999.

                                                      HOTELS            INNS           RESORTS        TOTAL SEGMENTS
--------------------------------------------------------------------------------------------------------------------
Revenues                                              $191,333          $43,816          $84,915            $320,064
                                                 =============     ============    =============    ================
Participating Lease Expense                           $ 64,892          $18,100          $23,283            $106,275
                                                 =============     ============    =============    ================
EBITDA                                                $ (4,041)         $   170          $10,238            $  6,367
                                                 =============     ============    =============    ================
Total Assets                                          $ 59,495          $14,640          $25,654            $ 99,789
                                                 =============     ============    =============    ================
--------------------------------------------------------------------------------------------------------------------

The following is a reconciliation of the segment information to the Company's consolidated data:

                                              Participating
                                REVENUES      Lease Expense        EBITDA        ASSETS
                               ------------------------------------------------------------
Total Segments                     $320,064          $106,275        $ 6,367      $ 99,789
Other Items                           5,774                 -         (4,527)      174,589
                               ------------------------------------------------------------

Per Financial Statements           $325,838          $106,275        $ 1,840      $274,378
                               ============================================================

     The other items in the table above represent non-operating segment activity and assets. These are primarily unallocated corporate expenses and non-segment activities, and intangible and other miscellaneous assets.

Revenues for Canadian operations totaled $4,484 for the three-month period ended March 31, 1999.

6.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

During January 1999, the Company purchased from the REIT a 50% investment in a joint venture which owns the 443-room Radisson Hotel & Suites Downtown in St. Louis, Missouri, for a price of $7,200.

During March 1999, the Company invested $2,500 as an equity investment in a joint venture established to acquire upscale, full-service hotels. The Company's ultimate investment in this joint venture will be up to $10,000. The Company will manage all hotels acquired by the joint venture. As part of the joint venture transaction, the Company sold $5,000 of its common stock to the joint venture partner at a price of $2.75 per share on April 15, 1999. When the joint venture reaches $200,000 in invested assets, that joint venture partner has the right to acquire up to an additional $5,000 of common stock at fair market value, based on a 20-day pricing period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On August 3, 1998, CapStar Hotel Company ("CapStar") spun-off (the "Spin-Off") its management and leasing operations in a taxable transaction in which CapStar distributed on a share-for-share basis all shares of common stock, par value $0.01 per share, ("Common Stock") of MeriStar Hotels & Resorts, Inc. (the "Company"). The Company thereby became the lessee, manager and operator of various hotel assets, including those which were previously owned, leased and managed by CapStar and certain of its affiliates. On August 3, 1998, CapStar merged (the "Merger") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust, to form MeriStar Hospitality Corporation (the "REIT").

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

The Company's financial statements include the historical results of the Company's predecessor entity, the management and leasing operations of CapStar, for all periods in the year ended December 31, 1998 and include the operating results of AGH Leasing and AGHI for the period August 3, 1998 through December 31, 1998. In addition, prior to August 3, 1998, the Company managed substantially all of the hotels owned by CapStar and received management fee revenues from such hotels. Since August 3, 1998, the Company has leased these hotels from the REIT and therefore records no management fees from such hotels but instead records room, food and beverage and other operating department revenues and expenses from such leases. Therefore, the Company's results of operations for the periods ended March 31, 1999 and 1998 reflect significantly differing numbers of managed and leased hotels throughout the periods. The following table outlines the Company's historical portfolio of managed and leased hotels:

                REIT          CAPSTAR       THIRD PARTY       OTHER
               LEASED         MANAGED         MANAGED        LEASED          TOTAL
          ------------------------------------------------------------------------------
           HOTELS   ROOMS  HOTELS   ROOMS  HOTELS  ROOMS  HOTELS  ROOMS  HOTELS   ROOMS
          ------------------------------------------------------------------------------
3/31/99       109  28,175      --      --      41  6,800      53  7,608     203  42,583
12/31/98      109  28,058      --      --      41  6,800      53  7,608     203  42,466
3/31/98        --      --      55  14,414      40  6,899      45  6,410     140  27,723
12/31/97       --      --      47  12,019      27  4,631      40  5,687     114  22,337

FINANCIAL CONDITION

MARCH 31, 1999 COMPARED WITH DECEMBER 31, 1998

Total assets increased by $26.9 million to $274.4 million at March 31, 1999 from $247.5 million at December 31, 1998. Total liabilities increased by $27.2 million to $210.3 million from $183.1 million. The increase in assets primarily results from a $16.2 million increase in accounts receivable and a $13.8 million increase in investments in and advances to affiliates. The increase in accounts receivable is due to higher sales volume during the period. The increase in investments in and advances to affiliates is a result of the Company's purchase of a 50% equity investment in a joint venture and other hotel partnerships. The increase in liabilities primarily results from a $14.4 million increase in accrued expenses and other liabilities due to increased sales volume and a $17.9 million increase in due to affiliates, primarily representing a higher amount of participating lease payable at March 31, 1999 versus December 31, 1998, partially offset by a $10.2 million decrease in long-term debt.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

Total revenue increased by $295.7 million to $325.8 million in the three-month period ended March 31, 1999 compared to $30.1 million in the three-month period ended March 31, 1998. This increase results from the increase in the number of hotels leased as described above.

Operating expenses increased $296.7 to $325.5 million in the three months ended March 31,1999 compared to $28.8 million in the three months ended March 31, 1998. The increase reflects the greater number of leased and managed hotels, and includes the costs of additional personnel and other administrative costs incurred in conjunction with the Company's growth.

Net operating income decreased $1.0 million, to approximately $0.3 million in the three-months ended March 31, 1999 compared to $1.3 million in the three months ended March 31, 1998. The decrease in net operating income is due to the change in the types of revenues and expenses recorded in the Company's financial statements in periods before and after the Merger.

EBITDA for the Company's three operating segments for the three months ended March 31, 1999 is as follows:

                                                                         Total
                                   Hotels        Inns       Resorts     Segments
                                   ------        ----       -------     --------
EBITDA..........................  $(4,041)       $170       $10,238      $6,367

LIQUIDITY AND CAPITAL RESOURCES

The Company's continuing operations are funded through cash generated from hotel management and leasing operations. Business acquisitions and investments in affiliates are financed through a combination of internally generated cash, external borrowings and the issuance of OP Units and/or Common Stock.

Operating activities provided $20.9 million of net cash in the three-months ended March 31, 1999, mainly due to higher accrued expenses and other liabilities. The Company used $14.3 million of cash in investing activities for the first three months of 1999, primarily for the investments in hotel partnerships. Net cash used by financing activities of $9.9 million resulted primarily from principal payments on long-term debt.

On March 3, 1999, the Company amended their unsecured revolving credit facility (the "Credit Facility") with the REIT to increase the total borrowings available under the Credit Facility to $100.0 million. At March 31, 1999, the Company had available $43.0 million under the Credit Facility. As of May 6, 1999, the Company had available $44.5 million under the Credit Facility.

On April 15, 1999, the Company issued $5 million of common stock through a private placement. The stock was issued at a price of $2.75 per share. The proceeds from this sale of stock were used to pay down debt on the Credit Facility.

Under the terms of the participating leases and management agreements between the Company and lessors or third-party owners, the lessors and third-party owners will generally be required to fund significant capital expenditures at the hotels operated by the Company.

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

SEASONALITY

Demand in the lodging industry is affected by recurring seasonal patterns. Demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Therefore, the Company's operations are seasonal in nature. Assuming other factors remain constant and excluding resort hotel properties and the effect of EITF 98-9 on reporting in interim periods, the Company has lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

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

     The Company's leased and managed hotel properties contain various
information technology and embedded technology systems.   Both types of systems
contain microprocessors and microcontrollers that must be assessed for Year 2000 compliance. The Company has developed a comprehensive implementation plan to address the potential Year 2000 problems caused by such systems. This plan involves six stages: increase awareness of issue; assign responsibility for coordinating response to issue; information collection; analysis; modification, repair or replacement; and testing. The Company is currently in its analysis stage, and expects to complete this stage in May 1999. As the Company progresses through the analysis stage, it has also begun portions of its modification, repair or replacement work. The following stages are expected to be completed as follows: modification, repair or replacement -- August 1999; and testing -- September 1999. As an additional part of its implementation plan to address the Year 2000 problem, the Company has also initiated communications with third parties with which it has material relationships to determine the extent of potential Year 2000 problems with these parties' services provided to the Company.


     The most critical of these services involve such items as reservations systems for the Company's hotels. Without such systems, the Company could suffer a material decline in business at many of its properties. The Company expects to complete its communications and assessment of third parties' services in May 1999. Also, the Company expects to develop contingency plans in 1999 to allow for manual or other alternative operation of certain computerized systems, in the event that modification, repair, and replacement efforts are not completed timely.

     The Company anticipates completing its Year 2000 implementation plan no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. As of March 31, 1999, historical costs incurred to address the Year 2000 problem approximate $0.2 million. The Company expects that essentially all of the future expenditures required to modify, repair, and replace computerized systems at its leased and managed hotel properties will be the financial responsibility of the owners of those properties. The Company has not yet developed a final cost estimate related to fixing Year 2000 issues, but an initial estimate of these remediation costs for all of its leased and managed properties (including those properties leased from the REIT) is $15-20 million. This cost estimate is based on the Company's preliminary assessment, and will be refined and adjusted as the Company continues to complete the stages of its implementation plan to address the potential Year 2000 problems.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

Forward-Looking Statements

Certain statements in this Form 10-Q and in the future filings by the Company with the SEC, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include: the ability of the Company to successfully implement its operating strategy; the Company's ability to manage expansion; lease rental rates; changes in economic cycles; competition from other hospitality companies; the ability of the REIT to acquire properties which will be leased to the Company; the availability of financing to the Company and to the REIT; changes in the laws and governmental regulations applicable to the relationship between the REIT and the Company; and special risks associated with the Merger (including the integration of CapStar with AGH and changes in the laws and governmental regulations applicable to the structure of the Merger and the related transactions).


ITEM 6:   EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits.

4.5    Form of Stock Purchase Agreement dated as of March 31, 1999
4.6    Amendment to Stock Purchase Agreement dated April 15, 1999
4.7    Form of Registration Rights Agreement dated as of March 31, 1999
10.12 Form of Agreement of Limited Partnership of MIP Lessee, LP dated as of March 31, 1999

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

                              MeriStar Hotels & Resorts, Inc.



Dated: May 7, 1999            /s/ James A. Calder
                              --------------------------
                              James A. Calder
                              Chief Financial Officer