Form 10-Q
period 1999-06-30
MERISTAR HOTELS & RESORTS INC
filed 1999-08-06
CIK 1059341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended June 30, 1999 or

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

Yes X  No


     The number of shares of Common Stock, par value $0.01 per share, outstanding at August 4, 1999 was 28,162,881.

                        MERISTAR HOTELS & RESORTS, INC.


                                     INDEX

                                                                Page
                                                                ----

PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets -
          June 30, 1999 and December 31, 1998                    3

          Condensed Consolidated Statements of Operations -
          Three Months and Six Months Ended
          June 30, 1999 and 1998                                 4

          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1999 and 1998                5

          Notes to Condensed Consolidated Financial Statements   6


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS         12

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                           15

PART II.  OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                               16

ITEM 5:   OTHER INFORMATION                                     17

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                      17

PART I.    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS
MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               June 30, 1999     December 31, 1998
                                                               --------------    ------------------
                                                                 (unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                    $  2,803            $ 11,155
     Accounts receivable, net of allowance for doubtful
       accounts of $2,520 and $2,285                                70,985              61,987
     Prepaid expenses                                                6,489               4,193
     Deposits and other                                             15,648              11,085
                                                                  --------            --------
Total current assets                                                95,925              88,420

Fixed assets:
   Furniture, fixtures, and equipment                                9,200               7,325
   Accumulated depreciation                                         (1,787)             (1,099)
                                                                  --------            --------
Total fixed assets, net                                              7,413               6,226

Investments in and advances to affiliates                           20,570               5,495
Intangible assets, net of accumulated
  amortization of $5,629 and $3,338                                144,742             146,782
Restricted cash                                                        247                 606
                                                                  --------            --------

                                                                  $268,897            $247,529
                                                                  ========            ========

Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
   Accounts payable                                               $ 25,879            $ 28,401
   Accrued expenses and other liabilities                           81,120              70,016
   Due to affiliates, net                                           18,153               7,437
   Income taxes payable                                                 68                  69
   Long-term debt, current portion                                       7                  27
                                                                  --------            --------

Total current liabilities                                          125,227             105,950
Deferred income taxes                                               14,268               9,367
Long-term debt                                                      48,791              67,785
                                                                  --------            --------
Total liabilities                                                  188,286             183,102
Minority interests                                                  18,684              19,693
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.01 per share:
      Authorized  100,000 shares
      Issued and outstanding 28,150 and 25,437 shares                  282                 254
   Additional paid-in capital                                       52,749              43,929
   Retained earnings                                                 8,896                 551
                                                                  --------            --------
Total stockholders' equity                                          61,927              44,734
                                                                  --------            --------

                                                                  $268,897            $247,529
                                                                  ========            ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
INCLUDING PREDECESSOR ENTITY
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                              ---------            --------
                                           1999       1998      1999      1998
                                         ---------  --------  --------  --------
Revenue:
  Rooms                                   $242,598  $31,330   $470,911  $54,734
  Food and beverage                         76,888    2,225    149,201    3,582
  Other operating departments               22,294    1,545     45,661    2,764
  Management and other fees                  3,443    6,001      5,288   10,151
                                          --------  -------   --------  -------

Total revenue                              345,223   41,101    671,061   71,231
                                          --------  -------   --------  -------

Operating expenses by department:
  Rooms                                     56,844    6,805    108,817   11,929
  Food and beverage                         57,415    1,664    112,476    2,659
  Other operating department expenses       12,833      768     24,667    1,266

Undistributed operating expenses:
  Administrative and general                44,395    7,452     95,786   14,415
  Property operating costs                  52,006    5,910     99,470   10,052
  Participating lease expense              102,338   15,376    208,613   26,031
  Depreciation and amortization              1,487      487      3,036      908
                                          --------  -------   --------  -------

Total operating expenses                   327,318   38,462    652,865   67,260
                                          --------  -------   --------  -------

Net operating income                        17,905    2,639     18,196    3,971

Interest expense, net                        1,280       12      2,506       30
Equity in earnings of affiliates                 -     (347)         -     (868)
                                          --------  -------   --------  -------

Income before minority interests
and income taxes                            16,625    2,280     15,690    3,073

Minority interests                           2,605       57      2,444       92
                                          --------  -------   --------  -------

Income before income taxes                  14,020    2,223     13,246    2,981

Income taxes                                 5,210        -      4,901        -
                                          --------  -------   --------  -------

Net income                                $  8,810  $ 2,223   $  8,345  $ 2,981
                                          ========  =======   ========  =======

Earnings per share :
    Basic                                    $0.32      N/A      $0.32      N/A
                                          ========            ========
    Diluted                                  $0.31      N/A      $0.31      N/A
                                          ========            ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCLUDING PREDECESSOR ENTITY
UNAUDITED (IN THOUSANDS)

                                                          Six Months Ended
                                                              June 30,
                                                              --------
                                                          1999       1998
                                                          ----       ----
Operating activities:

Net income                                             $  8,345   $  2,981

Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                            3,036        908
 Equity in earnings of affiliates                             -        868
 Minority interests                                       2,444         92
 Deferred income taxes                                    4,901          -

Changes in operating assets and liabilities:
 Accounts receivable, net                                (8,998)      (792)
 Deposits and other                                      (4,563)    (2,187)
 Prepaid expenses                                        (2,296)       291
 Accounts payable                                        (2,522)    10,541
 Accrued expenses and other liabilities                  11,104       (646)
 Due to affiliates, net                                  10,716    (21,405)
                                                       --------   --------

Net cash provided by (used in) operating activities      22,167     (9,349)
                                                       --------   --------

Investing activities:
 Purchases of fixed assets, net                          (2,149)    (1,571)
 Investments in and advances to affiliates              (15,075)     3,998
 Purchases of intangible assets                            (251)    (1,202)
 Change in restricted cash                                  359        (72)
                                                       --------   --------

Net cash provided by (used in) investing activities     (17,116)     1,153
                                                       --------   --------

Financing activities:
 Principal payments on long term debt                   (19,014)      (289)
 Proceeds from issuances of common stock, net             5,611          -
                                                       --------   --------

Net cash used in financing activities                   (13,403)      (289)
                                                       --------   --------

Net decrease in cash and cash equivalents                (8,352)    (8,485)
Cash and cash equivalents, beginning of period           11,155     27,022
                                                       --------   --------

Cash and cash equivalents, end of period               $  2,803   $ 18,537
                                                       ========   ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


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

Immediately following the Spin-Off and the Merger, the Company acquired 100% of the partnership interests in AGH Leasing, L.P. ("AGH Leasing"), the third-party lessee of most of the hotels owned by AGH, and acquired substantially all of the assets and certain liabilities of American General Hospitality, Inc. ("AGHI"), the third-party manager of most of the hotels owned by AGH and certain other hotels. The Company thereby became the lessee, manager and operator of most of the hotels owned by AGH. The purchase price of $95.0 million was funded with a combination of cash and units of limited partnership interest ("OP Units") in the Company's subsidiary operating partnership. In accordance with generally accepted accounting principles ("GAAP"), the acquisitions have been accounted for as a purchase and therefore, the operating results of AGHI and AGH Leasing are included in the Company's consolidated financial statements from the date of acquisition.

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

As of June 30, 1999, the Company leased or managed 208 hotels with 44,020 rooms in 34 states, the District of Columbia, Canada and the U.S. Virgin Islands.

The consolidated interim financial statements of the Company for the six months ended June 30, 1998 include the historical results of the Company's predecessor entity, the management and leasing operations of CapStar. The operating results of AGHI and AGH Leasing have been included in the Company's consolidated financial statements since August 3, 1998.

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

In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods". EITF No. 98-9 affects the recognition of contingent rental expense in interim periods. This pronouncement requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to the Company's recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases or the Company's annual lease expense calculations. The Company adopted EITF No. 98-9 effective July 1, 1998. The Company has made cash lease payments in excess of the expense the Company is required to recognize under EITF No. 98-9. This has resulted in a prepaid expense of $2.9 million, which is included on the Company's condensed consolidated balance sheet as of June 30, 1999. The effect of EITF No. 98-9 on the Company's financial statements is as follows:




                               Three Months Ended June 30, 1999
                               --------------------------------

                            Prior to       Effect          After
                            Effect of      of              Effect of
                            EITF No.98-9   EITF No. 98-9   EITF No. 98-9
                            ------------   -------------   -------------
Net operating income          $11,085         $ 6,820         $17,905
Interest expense, net          (1,280)              -          (1,280)
Minority interest              (1,557)         (1,048)         (2,605)
Income taxes                   (2,978)         (2,232)         (5,210)
                              -------         -------         -------
Net income                    $ 5,270         $ 3,540         $ 8,810
                              =======         =======         =======

Diluted EPS                   $  0.19                         $  0.31
                              =======                         =======


                               Six Months Ended June 30, 1999
                               ------------------------------

                           Prior to       Effect          After
                           Effect of      of              Effect of
                           EITF No.98-9   EITF No. 98-9   EITF No. 98-9
                           -------------  --------------  --------------
Net operating income          $15,296          $2,900         $18,196
Interest expense, net          (2,506)              -          (2,506)
Minority interest              (2,069)           (375)         (2,444)
Income taxes                   (3,967)           (934)         (4,901)
                              -------          ------         -------
Net income                    $ 6,754          $1,591         $ 8,345
                              =======          ======         =======

Diluted EPS                   $  0.25                         $  0.31
                              =======                         =======


3.   EARNINGS PER SHARE

Earnings per share ("EPS") has been calculated using net income for the three and six months ended June 30, 1999. Prior to the Spin-Off, the predecessor entities of the Company were partnerships. Accordingly, no EPS has been calculated for the three and six months ended June 30, 1998. The following tables present the computation of basic and diluted EPS for the three and six months ended June 30, 1999:



                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                1999                                 1999
                                                ----                                 ----
BASIC EARNINGS PER SHARE
  COMPUTATION:

Net income                                          $8,810                             $8,345
Weighted average number of shares
 of Common Stock outstanding                        27,366                             26,426
                                      ---------------------                   --------------------
Basic earnings per share                             $0.32                              $0.32
                                      =====================                   ====================


                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                   1999                                 1999
                                                   ----                                 ----
DILUTED EARNINGS PER SHARE
COMPUTATION:
Net income                                             $8,810                                 $8,345

Minority interest, net of tax                              -                                   1,540
                                        ---------------------                   --------------------
Adjusted net income                                    $8,810                                 $9,885
                                        =====================                   ====================
Weighted average number of shares
 of Common Stock outstanding                           27,366                                 26,426
Common stock equivalents-OP Units                         392                                  5,669
Common stock equivalents-stock options                    266                                    145
                                        ---------------------                   --------------------
   Total weighted average number of
   diluted shares of common stock
   outstanding                                         28,024                                 32,240
                                        =====================                   ====================
   Diluted earnings per share                           $0.31                                  $0.31
                                        =====================                   ====================


4.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                         Six Months Ended
                                                             June 30,
                                                             --------

                                                           1999      1998
                                                         ------     -----
Cash paid for interest and income taxes:
  Interest                                               $2,573     $  30
  Income taxes                                                1         -

Non-cash investing and financing activities:
 Conversion of OP Units to common stock                  $3,453         -


5.   SEGMENTS

The Company is organized into three primary operating divisions. Each division is managed separately because of its distinctive products and services offered by the hotel properties within the operating division. These operating divisions are the Company's three reportable operating segments: upscale, full-service hotels ("Hotels"); premium limited-service hotels and inns ("Inns"); and resort properties ("Resorts"). The Company's management evaluates performance of each segment based on earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company's financial condition and results of operations as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 reflect significantly differing numbers of managed and leased hotels throughout the periods. Consequently, the Company has determined that it is not practicable to present the segment information of the management and leasing operations of CapStar, its predecessor entity, for the three and six months ended June 30, 1998. Also, prior to the Spin-Off, the management and leasing operations of CapStar conducted its business primarily in only one operating segment. Therefore, the segment disclosures presented below are for the three and six months ended June 30, 1999.


                                                 Three Months Ended June 30, 1999
                                                 --------------------------------
                                                                                          Total
                                    Hotels          Inns               Resorts           Segments
                                ------------------------------------------------------------------
Revenues                           $218,895         $49,942            $ 74,639           $343,476
                                ===========      ==========         ===========        ===========
Participating Lease Expense         $64,629         $20,000             $17,709           $102,338
                                ===========      ==========         ===========        ===========
EBITDA                              $14,268          $3,104              $4,732            $22,104
                                ===========      ==========         ===========        ===========

                                 Six Months Ended June 30, 1999
                                 ------------------------------

                                                                                        Total
                                   Hotels            Inns           Resorts            Segments
                               -------------------------------------------------------------------
Revenues                         $410,228          $93,758         $159,554            $663,540
                               =============    ============    =============       ==============
Participating Lease Expense      $129,521          $38,100          $40,992            $208,613
                               =============    ============    =============       ==============
EBITDA                            $10,227           $3,274          $14,970             $28,471
                               =============    ============    =============       ==============
Total Assets                      $62,883          $17,608          $18,562             $99,053
                               =============    ============    =============       ==============


The following is a reconciliation of the segment information to the Company's consolidated data for the three months ended June 30, 1999:


                                              Participating
                                 Revenues         Lease          EBITDA
                                                 Expense
                             ------------------------------------------
Total Segments                  $343,476         $102,338       $22,104
Other Items                        1,747                -        (2,712)
                             ------------------------------------------
Per Financial Statements        $345,223         $102,338       $19,392
                             ==========================================

The following is a reconciliation of the segment information to the Company's consolidated data for the six months ended June 30, 1999:

                                             Participating
                                Revenues         Lease            EBITDA      Assets
                                                Expense
                               --------------------------------------------------------
Total Segments                  $663,540        $208,613         $28,471       $99,053
Other Items                        7,521               -          (7,239)      169,844
                               --------------------------------------------------------
Per Financial Statements        $671,061        $208,613         $21,232      $268,897
                               =========================================================

The other items in the tables above represent non-operating segment activity and assets. These are primarily unallocated corporate expenses and non-segment activities, and intangible and other miscellaneous assets.

Revenues for Canadian operations totaled $5,698 and $10,182 for the three and six month periods ended June 30, 1999, respectively.

6.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

During March 1999, the Company invested $2.5 million as an equity investment in a joint venture established to acquire upscale, full-service hotels. The Company's ultimate investment in this joint venture may increase to up to $10 million. The Company will manage all hotels acquired by the joint venture. As part of the joint venture transaction, the Company sold $5 million of its common stock to the joint venture partner at a price of $2.75 per share on April 15, 1999. When the joint venture reaches $200 million in invested assets, that joint venture partner has the right to acquire up to an additional $5 million of common stock at fair market value, based on a 20-day pricing period.

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

The Company's financial statements include the historical results of the Company's predecessor entity, the management and leasing operations of CapStar, for all periods in the year ended December 31, 1998 and include the operating results of AGH Leasing and AGHI for the period August 3, 1998 through December 31, 1998. In addition, prior to August 3, 1998, the Company managed substantially all of the hotels owned by CapStar and received management fee revenues from such hotels. Since August 3, 1998, the Company has leased these hotels from the REIT and therefore records no management fees from such hotels but instead records room, food and beverage and other operating department revenues and expenses from such leases. Therefore, the Company's results of operations for the periods ended June 30, 1999 and 1998 reflect significantly differing numbers of managed and leased hotels throughout the periods. The following table outlines the Company's historical portfolio of managed and leased hotels:

                   REIT                   CAPSTAR              THIRD PARTY               OTHER
                  LEASED                  MANAGED                MANAGED                LEASED               TOTAL
               -------------------------------------------------------------------------------------------------------
               HOTELS  ROOMS           HOTELS  ROOMS          HOTELS  ROOMS          HOTELS  ROOMS       HOTELS  ROOMS
               -------------------------------------------------------------------------------------------------------
6/30/99         109    28,175           --     --               46   8,237              53  7,608         208  44,020
12/31/98        109    28,058           --     --               41   6,800              53  7,608         203  42,466
 6/30/98        --     --               57     15,328           40   6,899              45  6,410         142  28,637
12/31/97        --     --               47     12,019           27   4,631              40  5,687         114  22,337

FINANCIAL CONDITION

JUNE 30, 1999 COMPARED WITH DECEMBER 31, 1998

Total assets increased by $21.4 million to $268.9 million at June 30, 1999 from $247.5 million at December 31, 1998. Total liabilities increased by $5.2 million to $188.3 million from $183.1 million. The increase in assets primarily results from a $9.0 million increase in accounts receivable coupled with a $15.1 million increase in investments in and advances to affiliates. The increase in accounts receivable is due to higher sales volume during the period. The increase in investments in and advances to affiliates is a result of the Company's investments in several hotel ownership joint ventures in 1999. The increase in liabilities primarily results from a $18.0 million increase in accrued expenses and other liabilities due to increased sales volume and a $3.8 million increase in due to affiliates, primarily representing a higher amount of participating lease payable at June 30, 1999 compared to December 31, 1998, partially offset by a $19.0 million decrease in long-term debt.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Total revenue increased by $304.1 million to $345.2 million in the three-month period ended June 30, 1999 compared to $41.1 million in the three-month period
ended June 30, 1998.   This increase results from the increase in the number of
hotels leased as described above.

Operating expenses increased $288.8 to $327.3 million in the three months ended June 30,1999 compared to $38.5 million in the three months ended June 30, 1998. The increase reflects the greater number of leased and managed hotels, and includes the costs of additional personnel and other administrative costs incurred in conjunction with the Company's growth.

Net operating income increased $15.3 million, to approximately $17.9 million in the three months ended June 30, 1999 compared to $2.6 million in the three months ended June 30, 1998. The increase in net operating income is due to the change in the types of revenues and expenses recorded in the Company's financial statements in periods before and after the Merger.

EBITDA for the Company's three operating segments for the three months ended June 30, 1999 is as follows:

                                                                   Total
                          Hotels        Inns         Resorts      Segments
                          ------        ----         -------      --------
EBITDA................    $14,268      $3,104        $4,732       $22,104


SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Total revenue increased by $599.9 million to $671.1 million in the six-month period ended June 30, 1999 compared to $71.2 million in the six-month period
ended June 30, 1998.   This increase results from the increase in the number of
hotels leased as described above.

Operating expenses increased $585.6 million to $652.9 million in the six months ended June 30,1999 compared to $67.3 million in the six months ended June 30, 1998. The increase reflects the greater number of leased and managed hotels, and includes the costs of additional personnel and other administrative costs incurred in conjunction with the Company's growth.

Net operating income increased $14.2 million, to approximately $18.2 million in the six months ended June 30, 1999 compared to approximately $4.0 million in the six months ended June 30, 1998. The increase in net operating income is due to the change in the types of revenues and expenses recorded in the Company's financial statements in periods before and after the Merger.

EBITDA for the Company's three operating segments for the six months ended June 30, 1999 is as follows:

                                                                                 Total
                                         Hotels        Inns        Resorts      Segments
                                         ------        ----        -------      --------
EBITDA...............................   $ 10,227      $3,274       $14,970       $28,471

LIQUIDITY AND CAPITAL RESOURCES

The Company's continuing operations are funded through cash generated from hotel management and leasing operations. Business acquisitions and investments in affiliates are financed through a combination of internally generated cash, external borrowings and the issuance of OP Units and/or Common Stock.

Operating activities provided $22.2 million of net cash in the six months ended June 30, 1999, mainly due to higher levels of earnings, depreciation and amortization, and net operating liabilities. The Company used $17.1 million of cash in investing activities for the first six months of 1999, primarily for the investments in hotel partnerships. Net cash used by financing activities of approximately $13.4 million resulted from principal payments on long-term debt, net of proceeds from issuances of Common Stock.

On March 3, 1999, the Company amended its unsecured revolving credit facility (the "Credit Facility") with the REIT to increase the total borrowings available under the Credit Facility to $100.0 million. At June 30, 1999, the Company had available $52.0 million under the Credit Facility. As of August 4, 1999, the Company had available $43.0 million under the Credit Facility.

On April 15, 1999, the Company issued $5 million of Common Stock in a private placement. The stock was issued at a price of $2.75 per share. The proceeds from this sale of stock were used to pay down debt on the Credit Facility.

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

SEASONALITY

Demand in the lodging industry is affected by recurring seasonal patterns. Excluding resort hotel properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. The majority of the properties operated by the Company are non-resort properties. Therefore, the Company's operations are seasonal in nature.
Assuming other factors remain constant and excluding resort hotel properties and the effect of EITF 98-9 on reporting in interim periods, the Company has lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

YEAR 2000 CONVERSION

     The Company has reviewed its computer systems to identify the systems that could be affected by the "Year 2000" problem and has initiated an implementation plan to address the problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could result in a major systems failure or miscalculations.

     The Company's leased and managed hotel properties contain various
information technology and embedded technology systems.   Both types of systems
contain microprocessors and microcontrollers that must be assessed for Year 2000 compliance. The Company has developed a comprehensive implementation plan to address the potential Year 2000 problems caused by such systems. This plan involves six stages: increase awareness of issue; assign responsibility for coordinating response to issue; information collection; analysis; modification, repair or replacement; and testing. The Company is currently in its modification, repair or replacement stage, and expects to complete this stage and testing in October 1999.

     As an additional part of its implementation plan to address the Year 2000 problem, the Company has also initiated communications with third parties with which it has material relationships to determine the extent of potential Year 2000 problems with these parties' services provided to the Company.

     The most critical of these services involve such items as reservations systems for the Company's hotels. Without such systems, the Company could suffer a material decline in business at many of its properties. The Company expects to complete its communications and assessment of third parties' services in September 1999. Also, the Company expects to review and update its contingency plans in 1999 to allow for manual or other alternative operation of certain computerized systems, in the event that modification, repair, and replacement efforts are not completed timely.

     The Company anticipates completing its Year 2000 implementation plan no later than October 31, 1999, which is prior to any anticipated impact on its operating systems. As of June 30, 1999, historical costs incurred to address the Year 2000 problem approximate $0.3 million. The Company expects that essentially all of the future expenditures required to modify, repair or replace computerized systems at its leased and managed hotel properties will be the financial responsibility of the owners of those properties, rather than the Company. The Company's current estimate of these remediation costs for all of its leased and managed properties (including those properties leased from the REIT) to fix Year 2000 issues is $10-12 million. This cost estimate is based on the Company's current assessment, and will be refined and adjusted as the Company continues to complete the stages of its implementation plan to address the potential Year 2000 problems.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the Company filed the Form 10-K on March 22, 1999.

PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

The annual meeting of the stockholders of the Registrant was held on May 11, 1999.

At that meeting, the following matters were submitted to a vote of the stockholders of MeriStar Hotels & Resorts, Inc.:

ITEM No. 1

To amend the MeriStar Hotels & Resort, Inc. Incentive Plan (the "Plan") to increase the maximum number of shares of Common Stock that may be issued under the Plan from twelve percent to fifteen percent of the number of outstanding shares of Common Stock.



                  For      10,124,783
              Against       6,503,015
              Abstain           2,832

ITEM No. 2

To ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 1999.



                  For      24,677,862
              Against           1,230
              Abstain           4,034

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


                           MeriStar Hotels & Resorts, Inc.



Dated: August 6, 1999          /s/ James A. Calder
                               -------------------

                                  James A. Calder
                              Chief Financial Officer