Form 10-Q
period 1999-09-30
MERISTAR HOTELS & RESORTS INC
filed 1999-11-10
CIK 1059341

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

             For the quarterly period ended September 30, 1999 or

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

Yes X  No


     The number of shares of Common Stock, par value $0.01 per share, outstanding at November 8, 1999 was 29,531,599.

                        MERISTAR HOTELS & RESORTS, INC.


                                     INDEX

                                                            Page
                                                            ----

PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets -
            September 30, 1999 and December 31, 1998               3

            Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 1999 and 1998                            4

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1999 and 1998          5

            Notes to Condensed Consolidated Financial Statements   6


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS         11

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                           14

PART II.    OTHER INFORMATION                                     15

ITEM 5:     OTHER INFORMATION                                     15

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                      15

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 September 30, 1999   December 31, 1998
                                                                 ------------------   -----------------
                                                                     (unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                         $  3,581            $ 11,155
     Accounts receivable, net of allowance for doubtful
     accounts of $2,467 and $2,285                                       65,474              61,987
     Prepaid expenses                                                    11,217               4,193
     Deposits and other                                                  13,595              11,085
                                                                       --------            --------
Total current assets                                                     93,867              88,420

Fixed assets:
   Furniture, fixtures, and equipment                                    10,721               7,325
   Accumulated depreciation                                              (2,159)             (1,099)
                                                                       --------            --------
Total fixed assets, net                                                   8,562               6,226

Investments in and advances to affiliates                                20,960               5,495
Intangible assets, net of accumulated
  amortization of $6,729 and $3,338                                     152,987             146,782
Restricted cash                                                             190                 606
                                                                       --------            --------

                                                                       $276,566            $247,529
                                                                       ========            ========

Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
   Accounts payable                                                    $ 22,394            $ 28,401
   Accrued expenses and other liabilities                                80,990              70,016
   Due to affiliates, net                                                18,496               7,437
   Income taxes payable                                                      34                  69
   Long-term debt, current portion                                            5                  27
                                                                       --------            --------

Total current liabilities                                               121,919             105,950
Deferred income taxes                                                    15,180               9,367
Long-term debt                                                           56,814              67,785
                                                                       --------            --------
Total liabilities                                                       193,913             183,102
Minority interests                                                       14,597              19,693
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $0.01 per share:
      Authorized -- 100,000 shares
      Issued and outstanding -29,498 and 25,437 shares                      295                 254
   Additional paid-in capital                                            57,312              43,929
   Retained earnings                                                     10,449                 551
                                                                       --------            --------
Total stockholders' equity                                               68,056              44,734
                                                                       --------            --------

                                                                       $276,566            $247,529
                                                                       ========            ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
INCLUDING PREDECESSOR ENTITY
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          Three Months Ended    Nine Months Ended
                                             September 30,        September 30,
                                          -------------------  -------------------
                                            1999      1998       1999      1998
                                          --------  ---------  --------  ---------
Revenue:
  Rooms                                   $226,310  $143,581   $697,221  $198,315
  Food and beverage                         64,852    39,336    214,053    42,918
  Other operating departments               21,551     9,787     67,212    12,551
  Management and other fees                  2,075     2,794      7,363    12,945
                                          --------  --------   --------  --------

Total revenue                              314,788   195,498    985,849   266,729
                                          --------  --------   --------  --------

Operating expenses by department:
  Rooms                                     55,146    33,266    163,963    45,195
  Food and beverage                         52,248    30,745    164,724    33,404
  Other operating departments expenses      11,699     5,020     36,366     6,286

Undistributed operating expenses:
  Administrative and general                43,054    27,970    138,840    42,385
  Property operating costs                  50,076    26,610    149,546    36,662
  Participating lease expense               97,396    63,210    306,009    89,241
  Depreciation and amortization              1,418     1,069      4,454     1,977
                                          --------  --------   --------  --------

Total operating expenses                   311,037   187,890    963,902   255,150
                                          --------  --------   --------  --------

Net operating income                         3,751     7,608     21,947    11,579

Interest expense, net                        1,037       807      3,543       837
Equity in earnings of affiliates                 -      (327)         -    (1,195)
                                          --------  --------   --------  --------

Income before minority interests
and income taxes                             2,714     6,474     18,404     9,547

Minority interests                             250       945      2,694     1,037
                                          --------  --------   --------  --------

Income before income taxes                   2,464     5,529     15,710     8,510

Income taxes                                   911     1,924      5,812     1,924
                                          --------  --------   --------  --------

Net income                                $  1,553  $  3,605   $  9,898  $  6,586
                                          ========  ========   ========  ========

Earnings per share:
    Basic                                    $0.05     $0.13      $0.36     $0.13
                                          ========  ========   ========  ========
    Diluted                                  $0.05     $0.12      $0.36     $0.12
                                          ========  ========   ========  ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCLUDING PREDECESSOR ENTITY
UNAUDITED (IN THOUSANDS)

                                                        Nine Months Ended
                                                           September 30,
                                                       --------------------
                                                         1999        1998
                                                       --------   ---------
Operating activities:

Net income                                             $  9,898   $   6,586

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                            4,454       1,977
 Minority interests                                       2,694       1,037
 Deferred income taxes                                    5,813       1,619

Changes in operating assets and liabilities:
 Accounts receivable, net                                (3,487)    (56,628)
 Deposits and other                                      (2,510)    (10,238)
 Prepaid expenses                                        (7,024)     (7,818)
 Accounts payable                                        (6,007)     23,540
 Accrued expenses and other liabilities                   4,238      62,134
 Due to affiliates, net                                  11,059      (1,954)
 Income taxes payable                                       (35)        304
                                                       --------   ---------

Net cash provided by operating activities                19,093      20,559
                                                       --------   ---------

Investing activities:
 Purchases of fixed assets, net                          (3,644)     (5,266)
 Investments in and advances to affiliates              (15,465)     (2,250)
 Purchases of intangible assets                          (2,860)   (105,877)
 Change in restricted cash                                  416      (2,588)
                                                       --------   ---------

Net cash used in investing activities                   (21,553)   (115,981)
                                                       --------   ---------

Financing activities:
 (Payments) proceeds from long term debt, net           (10,993)     56,197
 Proceeds from issuances of common stock, net             5,879         957
 Contributions from CapStar                                  --      23,745
                                                       --------   ---------

Net cash (used in) provided by financing activities      (5,114)     80,899
                                                       --------   ---------

Net decrease in cash and cash equivalents                (7,574)    (14,523)
Cash and cash equivalents, beginning of period           11,155      27,022
                                                       --------   ---------

Cash and cash equivalents, end of period               $  3,581   $  12,499
                                                       ========   =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

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

The Company has finalized the accounting related to the acquisitions of AGH Leasing and AGHI. Based on the allocation of the purchase price to the net assets acquired, the Company recorded goodwill of approximately $38.9 million. Goodwill is being amortized on a straight-line basis over 40 years.

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

As of September 30, 1999, the Company leased or managed 209 hotels with 44,035 rooms in 34 states, the District of Columbia, Canada and the U.S. Virgin Islands.

The consolidated interim financial statements of the Company for the nine months ended September 30, 1998 include the historical results of the Company's predecessor entity, the management and leasing operations of CapStar. The operating results of AGHI and AGH Leasing have been included in the Company's consolidated financial statements since August 3, 1998.

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

The Company's participating leases have noncancelable remaining terms ranging from 9 to 14 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues.

In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods". EITF No. 98-9 affects the recognition of contingent rental expense in interim periods. This pronouncement requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to the Company's recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases or the Company's annual lease expense calculations. The Company adopted EITF No. 98-9 effective July 1, 1998. The Company has made cash lease payments in excess of the expense the Company is required to recognize under EITF No. 98-9 for the interim period ended September 30, 1999. This has resulted in a prepaid expense of $6.3 million, which is included on the Company's condensed consolidated balance sheet as of September 30, 1999. The effect of EITF No. 98-9 on the Company's financial statements is as follows:


                           Three Months Ended September 30, 1999
                           -------------------------------------

                           Prior to         Effect          After
                           Effect of          of          Effect of
                         EITF No.98-9   EITF No. 98-9   EITF No. 98-9
                         -------------  --------------  --------------
Net operating income          $   306         $ 3,445         $ 3,751
Interest expense, net          (1,037)              -          (1,037)
Minority interest                 205            (455)           (250)
Income taxes                      195          (1,106)           (911)
                              -------         -------         -------
Net income                    $  (331)        $ 1,884         $ 1,553
                              =======         =======         =======

Diluted EPS                   $ (0.01)                        $  0.05
                              =======                         =======

                            Nine Months Ended September 30, 1999
                            ------------------------------------

                           Prior to         Effect          After
                           Effect of          of          Effect of
                         EITF No.98-9   EITF No. 98-9   EITF No. 98-9
                         -------------  --------------  --------------
Net operating income          $15,602         $ 6,345         $21,947
Interest expense, net          (3,543)              -          (3,543)
Minority interest              (1,864)           (830)         (2,694)
Income taxes                   (3,772)         (2,040)         (5,812)
                              -------         -------         -------
Net income                    $ 6,423         $ 3,475         $ 9,898
                              =======         =======         =======

Diluted EPS                   $  0.23                         $  0.36
                              =======                         =======

3.  EARNINGS PER SHARE

Earnings per share ("EPS") has been calculated using net income for the three and nine months ended September 30, 1999. EPS has been calculated on income from the date of the Spin-Off, August 3, 1998, through September 30, 1998 for both the three and nine months ended September 30, 1998. The following tables present the computation of basic and diluted EPS:

                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                        September 30,
                                             1999               1998              1999               1998
                                      ----------------  -----------------  ----------------  ------------------
BASIC EARNINGS PER SHARE
COMPUTATION:

Net income                                   $1,553             $3,185              $9,898             $3,185

Weighted average number of shares
 of Common Stock outstanding                 29,043             25,189              27,298             25,189
                                      ------------------------------------------------------------------------

Basic earnings per share                      $0.05              $0.13               $0.36              $0.13
                                      ========================================================================



                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                        September 30,
                                             1999               1998              1999               1998
                                      ----------------  -----------------  ----------------  ------------------
DILUTED EARNINGS PER SHARE
COMPUTATION:

Net income                                  $1,553               $3,185              $9,898             $3,185
Minority interest, net of tax                  (30)                 562                   -                562
                                      -------------------------------------------------------------------------
Adjusted net income                         $1,523               $3,747              $9,898             $3,747
                                      =========================================================================
Weighted average number of shares
 of Common Stock outstanding                29,043               25,189              27,298             25,189
Common stock equivalents-OP Units              678                4,891                 392              4,891

Common stock equivalents-stock options         186                   41                 160                 41
                                      -------------------------------------------------------------------------
   Total weighted average number of
   diluted shares of common stock
   outstanding                              29,907               30,121              27,850             30,121
                                      =========================================================================
   Diluted earnings per share                $0.05                $0.12               $0.36              $0.12
                                      =========================================================================


4.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                         1999               1998
                                                       --------           --------
Cash paid for interest and income taxes:
  Interest                                             $3,674             $    398
  Income taxes                                             35                    -

Non-cash investing and financing activities:
 Conversion of OP Units to common stock                 7,790                    -
 OP Units issued and/or assumption of liabilities
   in purchase of intangible assets                     6,736               11,201

 Assets contributed by CapStar                              -               41,449
 Liabilities contributed by CapStar                         -              (11,768)
 Debt contributed by CapStar                                -               (1,116)
                                                       -------            --------
 Net Assets contributed by CapStar                          -               28,565

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

The Company's financial condition and results of operations as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 reflect significantly differing numbers of managed and leased hotels throughout the periods. Consequently, the Company has determined that it is not practicable to present the segment information of the management and leasing operations of CapStar, its predecessor entity, for the three and nine months ended September 30, 1998. Also, prior to the Spin-Off, the management and leasing operations of CapStar conducted its business primarily in only one operating segment. Therefore, the segment disclosures presented below are for the three and nine months ended September 30, 1999.

                                                Three Months Ended September 30, 1999
                                    --------------------------------------------------------------
                                                                                         Total
                                        Hotels          Inns           Resorts          Segments
                                    --------------------------------------------------------------
Revenues                              $205,133         $48,936         $56,926          $310,995
                                    --------------------------------------------------------------
Participating Lease Expense            $63,742         $19,601         $14,053           $97,396
                                    --------------------------------------------------------------
EBITDA                                  $5,530          $2,418         $(3,343)           $4,605
                                    --------------------------------------------------------------

                                                 Nine Months Ended September 30, 1999
                                    --------------------------------------------------------------
                                                                                         Total
                                        Hotels          Inns           Resorts          Segments
                                    --------------------------------------------------------------
Revenues                              $615,361         $142,694        $216,480         $974,535
                                    --------------------------------------------------------------
Participating Lease Expense           $193,263          $57,701         $55,045         $306,009
                                    --------------------------------------------------------------
EBITDA                                 $15,757           $5,692         $11,627          $33,076
                                    --------------------------------------------------------------
Total Assets                           $74,932          $17,226          $9,537         $101,695
                                    --------------------------------------------------------------

The following is a reconciliation of the segment information to the Company's consolidated data for the three months ended September 30, 1999:

                                           Participating
                             Revenues      Lease Expense       EBITDA
                            ------------------------------------------
Total Segments               $310,995        $97,396           $4,605
Other Items                     3,793              -              564
                            ------------------------------------------
Per Financial Statements     $314,788        $97,396           $5,169
                            ==========================================

The following is a reconciliation of the segment information to the Company's consolidated data for the nine months ended September 30, 1999:

                                           Participating
                             Revenues      Lease Expense       EBITDA     Assets
                            ------------------------------------------------------
Total Segments               $974,535        $306,009          $33,076    $101,695
Other Items                    11,314               -           (6,675)    174,871
                            ------------------------------------------------------
Per Financial Statements     $985,849        $306,009          $26,401    $276,566
                           =======================================================

The other items in the tables above represent non-operating segment activity and assets. These are primarily unallocated corporate expenses and non-segment activities, and intangible and other miscellaneous assets.

Revenues for Canadian operations totaled $6,163 and $16,345 for the three and nine months ended September 30, 1999, respectively.

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

The Company's financial statements include the historical results of the Company's predecessor entity, the management and leasing operations of CapStar, for all periods in the year ended December 31, 1998 and include the operating results of AGH Leasing and AGHI for the period August 3, 1998 through December 31, 1998. In addition, prior to August 3, 1998, the Company managed substantially all of the hotels owned by CapStar and received management fee revenues from such hotels. Since August 3, 1998, the Company has leased these hotels from the REIT and therefore records no management fees from such hotels but instead records room, food and beverage and other operating department revenues and expenses from such leases. Therefore, the Company's results of operations for the periods ended September 30, 1999 and 1998 reflect significantly differing numbers of managed and leased hotels throughout the periods. The following table outlines the Company's historical portfolio of managed and leased hotels:

                   REIT                  CAPSTAR              THIRD PARTY               OTHER
                  LEASED                 MANAGED                MANAGED                LEASED                  TOTAL
---------------------------------------------------------------------------------------------------------------------------
              HOTELS  ROOMS          HOTELS  ROOMS           HOTELS  ROOMS          HOTELS  ROOMS          HOTELS  ROOMS
---------------------------------------------------------------------------------------------------------------------------
9/30/99       109     28,175           -       -              47     8,260           53     7,600           209    44,035
12/31/98      109     28,058           -       -              41     6,800           53     7,608           203    42,466
9/30/98       102     26,751           -       -              47     7,729           52     7,440           201    41,920
12/31/97        -          -          47  12,019              27     4,631           40     5,687           114    22,337

FINANCIAL CONDITION

SEPTEMBER 30, 1999 COMPARED WITH DECEMBER 31, 1998

Total assets increased by $29.1 million to $276.6 million at September 30, 1999 from $247.5 million at December 31, 1998. Total liabilities increased by $10.8 million to $193.9 million from $183.1 million. The increase in assets primarily results from increases in prepaid expenses ($7.0 million), investments in and advances to affiliates ($15.5 million), and intangible assets ($6.2 million). The increase in prepaid expenses is due to the Company making cash lease payments in excess of the expense the Company is required to recognize under EITF No.98-9; this results in a prepaid expense of $6.3 million. The increase in investments in and advances to affiliates is a result of the Company's investments in several hotel ownership joint ventures in 1999. The increase in intangibles is a result of the final purchase price adjustment relating to the acquisitions of AGH Leasing and AGHI. The increase in liabilities primarily results from an $11.0 million increase in accrued expenses and other liabilities due to increased sales volume and an $11.1 million increase in due to affiliates, primarily representing a higher amount of participating lease payable at September 30, 1999 compared to December 31, 1998. These increases were partially offset by an $11.0 million decrease in long-term debt.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Total revenue increased by $119.3 million to $314.8 million in the three months ended September 30, 1999 compared to $195.5 million in the three months ended
September 30, 1998.   This increase results from the increase in the number of
hotels leased as described above.

Operating expenses increased $123.1 million to $311.0 million in the three months ended September 30,1999 compared to $187.9 million in the three months ended September 30, 1998. The increase reflects the greater number of leased and managed hotels, and includes the costs of additional personnel and other administrative costs incurred in conjunction with the Company's growth.

Net operating income decreased $3.8 million, to approximately $3.8 million in the three months ended September 30, 1999 compared to $7.6 million in the three months ended September 30, 1998. The decrease in net operating income is due to the change in the types of revenues and expenses recorded in the Company's financial statements in periods before and after the Merger.

EBITDA for the Company's three operating segments for the three months ended September 30, 1999 is as follows:

                                                              Total
                           Hotels     Inns     Resorts      Segments
                           ------------------------------------------
EBITDA.....................$5,530    $2,418    $(3,343)      $4,605

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Total revenue increased by $719.1 million to $985.8 million in the nine months ended September 30, 1999 compared to $266.7 million in the nine months ended
September 30, 1998.   This increase results from the increase in the number of
hotels leased as described above.

Operating expenses increased $708.7 million to $963.9 million in the nine months ended September 30,1999 compared to $255.2 million in the nine months ended September 30, 1998. The increase reflects the greater number of leased and managed hotels, and includes the costs of additional personnel and other administrative costs incurred in conjunction with the Company's growth.

Net operating income increased $10.3 million, to approximately $21.9 million in the nine months ended September 30, 1999 compared to approximately $11.6 million in the nine months ended September 30, 1998. The increase in net operating income is due to the change in the types of revenues and expenses recorded in the Company's financial statements in periods before and after the Merger.

EBITDA for the Company's three operating segments for the nine months ended September 30, 1999 is as follows:

                                                              Total
                           Hotels     Inns     Resorts      Segments
                           ------------------------------------------
EBITDA.................. ..$15,757   $5,692    $11,627       $33,076

LIQUIDITY AND CAPITAL RESOURCES

The Company's continuing operations are funded through cash generated from hotel management and leasing operations. Business acquisitions and investments in affiliates are financed through a combination of internally generated cash, external borrowings and the issuance of OP Units and/or Common Stock.

Operating activities provided $19.1 million of net cash in the nine months ended September 30, 1999, mainly due to higher levels of earnings, depreciation and amortization, and net operating liabilities. The Company used $21.6 million of cash in investing activities for the first nine months of 1999, primarily for the investments in hotel partnerships. Net cash used in financing activities of $5.1 million resulted from principal payments on long-term debt, net of proceeds from issuances of Common Stock.

On March 3, 1999, the Company amended its unsecured revolving credit facility (the "Credit Facility") with the REIT to increase the total borrowings available under the Credit Facility to $100.0 million. At September 30, 1999, the Company had available $44.0 million under the Credit Facility. As of November 8, 1999, the Company had available $49 million under the Credit Facility.

On April 15, 1999, the Company issued $5 million of Common Stock in a private placement with the Company's joint venture partner in MeriStar Investment Partners. The stock was issued at a price of $2.75 per share. The proceeds from this sale of stock were used to pay down debt on the Credit Facility.

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

The Company's leased and managed hotel properties contain various information technology and embedded technology systems. Both types of systems contain microprocessors and microcontrollers that must be assessed for Year 2000 compliance. The Company has developed a comprehensive implementation plan to address the potential Year 2000 problems caused by such systems. This plan involves six stages: increase awareness of issue; assign responsibility for coordinating response to issue; information collection; analysis; modification, repair or replacement; and testing. The

Company is currently in its modification, repair or replacement and testing stages, and expects to complete these stages in December 1999.

As an additional part of its implementation plan to address the Year 2000 problem, the Company has also initiated communications with third parties with which it has material relationships to determine the extent of potential Year 2000 problems with these parties' services provided to the Company. The most critical of these services involve such items as reservations systems for the Company's hotels. Without such systems, the Company could suffer a material decline in business at many of its properties. The Company completed its communications and assessment of third parties' services in September 1999. Also, the Company is reviewing and updating its contingency plans to allow for manual or other alternative operation of certain computerized systems, in the event that modification, repair, and replacement efforts are not completed timely.

The Company anticipates completing its Year 2000 implementation plan in December 1999 prior to any anticipated impact on its operating systems. As of September 30, 1999, historical costs incurred to address the Year 2000 problem approximate $0.5 million. The Company anticipates that it will incur $0.3 million of additional costs to address the Year 2000 problem. The Company expects that essentially all of the future expenditures required to modify, repair or replace computerized systems at its leased and managed hotel properties will be the financial responsibility of the owners of those properties, rather than the Company. The Company's current estimate of these remediation costs for all of its leased and managed properties (including those properties leased from the REIT) to fix Year 2000 issues is $8-10 million. This cost estimate is based on the Company's current assessment to complete the stages of its implementation plan to address the potential Year 2000 problems.

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


                              MeriStar Hotels & Resorts, Inc.



Dated: November 9, 1999       /s/ James A. Calder
                              --------------------------------

                              James A. Calder
                              Chief Financial Officer