Form 10-K
period 1999-12-31
MERISTAR HOTELS & RESORTS INC
filed 2000-03-15
CIK 1059341

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to _______

                        Commission File Number 1-14331

                        MERISTAR HOTELS & RESORTS, INC.
              (Exact name of issuer as specified in its charter)

          DELAWARE                                        52-2101815
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)
  1010 WISCONSIN AVENUE, N.W.                                20007
        WASHINGTON, D.C.                                  (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (202) 965-4455

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class         Name of each exchange on which registered:
          -------------------         ------------------------------------------
        Common Stock, par value                  New York Stock Exchange
            $0.01 per share

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___


     Based on the average sale price at March 13, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $48,470,539.

     The number of shares of the Registrant's common stock outstanding as of March 13, 2000 was 29,875,528.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Those portions of the Registrant's definitive proxy statement relating to Registrant's 2000 Annual Meeting of Stockholders which are incorporated into Items 10, 11, 12, and 13.

                                    PART I

ITEM 1. BUSINESS

                                  THE COMPANY


     MeriStar Hotels & Resorts, Inc. (the "Company") is the lessee, manager and operator of various hospitality-related assets, including nearly all of the hotels owned by MeriStar Hospitality Corporation (the "REIT"). The Company is the largest independent hotel management company in the United States, based on rooms under management. As of December 31, 1999, the Company leased and/or managed 215 hotels (the "MeriStar Hotels") containing 45,348 rooms. Of the MeriStar Hotels, the Company (i) leases and manages 108 REIT owned hotels (the "REIT Owned Hotels") containing 28,055 rooms, (ii) leases 53 additional hotels containing 7,600 rooms (the "Leased Hotels") and (iii) manages an additional 54 hotels containing 9,693 rooms (the "Managed Hotels"). The MeriStar Hotels are located throughout the United States and Canada including most major metropolitan areas and rapidly growing secondary cities. The MeriStar Hotels include hotels operated under nationally recognized brand names such as Hilton(R), Sheraton(R), Westin(R), Radisson(R), Marriott(R), Doubletree(R), Embassy Suites(R), and Holiday Inn(R). The Company's business strategy is to manage the renovation, repositioning and operations of each hotel according to a business plan specifically tailored to the characteristics of the hotel and its market.

     The Company leases and manages properties primarily within the upscale, full-service and premium limited-service sectors, and performs third-party management services for owners of both sectors as well. Management believes concentrating on the upscale, full-service and premium limited-service sectors of the lodging industry for leasing activities is appropriate because these sectors are among the most attractive sectors available in today's current hospitality market. These sectors are attractive for several reasons. First, these hotels appeal to a wide variety of customers, thus reducing the risk of decreasing demand from any particular customer group. Secondly, such hotels have particular appeal to both business executives and upscale leisure travelers, customers who are generally less price sensitive than travelers who use non-premium, limited-service hotels. Finally, full-service and premium limited-service hotels require a greater depth of management expertise than non-premium limited-service hotels, and the Company believes that its superior management skills provide it with a significant competitive advantage in their operation.

     The Company has capitalized on its hospitality management experience and expertise by continuing to secure additional management contracts and improving the operating performance of the hotels under its management. The Company's senior management team, with an average of more than 20 years of hospitality industry experience, has successfully managed hotels in all segments of the lodging industry. Management attributes its management success to its ability to analyze each hotel as a unique property and to identify particular cash flow growth opportunities present at each hotel. The Company's principal operating objectives are to continue to analyze each hotel as a unique property in order to generate higher revenue per available room ("RevPAR"), increase average daily rate ("ADR"), and increase net operating income while providing its hotel guests with high-quality service and value.

     The Company also expects to capitalize on its hospitality management experience as it continues to expand into related sectors of the hospitality industry, such as leasing and/or managing golf courses, time-share properties, resorts and conferences centers, and corporate (extended-stay) housing. The Company believes these parts of the hospitality industry are currently characterized by fragmented, relatively smaller management companies without the broad range of management, operational, and financial resources the Company possesses. By bringing its expertise in other property management activities the Company believes it can realize significant economic benefit for the owners/lessors of such properties through increased profitability of the properties' operations. During 1999, the Company secured five golf course management contracts, and, as of December 31, 1999, the Company leased, managed or was otherwise affiliated with 10 golf courses. Also during 1999, the Company established a time-share management division to develop, sell, and manage time-share properties. Resort hotels and conference centers also offer additional growth opportunities. As of December 31, 1999, the Company leased or managed 31 resort hotels and 1 conference center. In addition, the Company expects to expand its own brand, Doral Hotels & Resorts, through a combination of licensing and management agreements for hotels, resorts, conference centers, and golf courses. During 1999, the Company entered into 26 hospitality and leisure management contracts.

     During 1999, the Company invested $5.6 million as an equity investment in MeriStar Investment Partners ("MIP Lessee, L.P."), a joint venture with Oak Hill Capital Partners, L.P. ("Oak Hill") established to acquire upscale, full-service hotels. The Company's ultimate investment in this joint venture may increase up to $10 million. The Company will manage all hotels acquired by the joint venture. As part of the joint venture transaction, the Company sold 1,818,182 shares of the Company's common stock to Oak Hill for $5 million ($2.75 per share) on April 15, 1999. On January 6, 2000, pursuant to the terms of the joint venture, the Company sold another 1,818,182 shares of the Company's common stock to Oak Hill for $5 million ($2.75 per share). There are no further agreements pursuant to the terms of the joint venture for Oak Hill to purchase additional shares of the Company's common stock.

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

     After the Spin-Off, pursuant to an Agreement and Plan of Merger, dated as of March 15, 1998 (the "Merger Agreement"), among American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust, and certain of its affiliates and CapStar and certain of its affiliates, CapStar merged with AGH (the "Merger") creating the REIT. The Company then acquired 100% of the partnership interests in AGH Leasing, Inc. ("AGH Leasing"), the third party lessee of most of the hotels owned by AGH, and substantially all of the assets and certain liabilities of American General Hospitality Inc. ("AGHI"), the third-party manager of most of the hotels owned by AGH (the "Acquisitions"). CapStar and AGHI were two of the fastest growing operators of upscale, full-service hotels in North America, based on rooms under management. The Company is the successor-in-interest and has assumed all of the rights and liabilities with respect to hotel management contracts and operating leases of CapStar, AGHI and AGH Leasing.

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

Provision of Services

     The Company provides the REIT with certain services as the REIT may reasonably request from time to time, including administrative, renovation supervision, corporate, accounting, financial, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. The REIT compensates the Company for services provided in an amount determined in good faith by the Company as the amount an unaffiliated third party would charge the REIT for comparable services.


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

Intercompany Loan

     Under a revolving credit agreement, the REIT may lend the Company up to $75 million for general corporate purposes. Amounts outstanding under the facility bear interest at the 30-day London Inter-Bank Offered Rate plus 350 basis points. At December 31, 1999, the interest rate was 9.98 % and the Company had drawn $57 million on the facility. On February 29, 2000, the REIT facility was amended to reduce the maximum borrowing limit from $75 million to $25 million
(see Item 7.   Management's Discussion and Analysis of Financial Condition and
Results of Operations, Liquidity and Capital Resources).

                                   BUSINESS

     The Company seeks to increase shareholder value by (i) implementing its operating strategy to improve hotel operations and increase cash flow; (ii) expanding its leasing and management business in its three existing operating segments -- upscale, full-service hotels, premium limited-service hotels and inns, and resort properties; and (iii) utilizing its property management expertise to expand into time share, corporate (extended stay) housing, golf course and conference center management.

Segments

     During 1999 and 1998, the Company operated primarily within three significant segments of the hospitality industry: (a) upscale, full-service hotels ("Hotels"), (b) premium limited-service hotels and inns ("Inns") and (c) resort properties ("Resorts"). The Company uses its primary strategy of creating and executing management plans that are specifically tailored for each individual property to create and realize each property's full potential.

     Prior to the Spin-Off, the Company conducted its business primarily in only one operating segment. Therefore, the segment disclosures presented below are for the year ended December 31, 1999 and for the period August 3, 1998 through December 31, 1998. The Company has determined that it is not practicable to present the segment information for the year ended December 31, 1997.

     The following table summarizes certain segment financial data as of and for the year ended December 31, 1999 (amounts in thousands):

                                                         December 31, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                             Hotels            Inns             Resorts           Total Segments
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                    $830,828         $172,295           $273,113             $1,276,236
Participating Lease Expense                                 $261,671         $ 71,142           $ 71,273             $  404,086
Earnings before Income Taxes, Depreciation and              $ 17,047         $  6,164           $  6,886             $   30,097
   Amortization
Total Assets                                                $ 71,191         $ 14,161           $ 12,791             $   98,143
--------------------------------------------------------------------------------------------------------------------------------

     The following table summarizes certain segment financial data as of December 31, 1998 and for the period August 3, 1998 through December 31, 1998 (amounts in thousands):

                                                         December 31, 1998
--------------------------------------------------------------------------------------------------------------------------------
                                                             Hotels            Inns             Resorts           Total Segments
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                    $322,720          $72,267            $73,878                $468,865
Participating Lease Expense                                 $101,423          $29,430            $24,187                $155,040
Earnings before Income Taxes, Depreciation and              $  4,710          $   172            $  (882)               $  4,000
   Amortization
Total Assets                                                $ 48,264          $42,091            $16,276                $106,631
--------------------------------------------------------------------------------------------------------------------------------

     The Company leased and managed 4 properties in Canada as of December 31, 1999 and 1998. Revenues for the Canadian operations totaled $21,477 and $8,865 for the year ended December 31, 1999 and the period August 3, 1998 through December 31, 1998, respectively.

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

     Geographic Diversification. The MeriStar Hotels are located in 34 states across the nation, the District of Columbia, the U.S. Virgin Islands and Canada. See "Properties" for additional information regarding the MeriStar Hotels. The Company seeks to maintain a geographically diverse portfolio of managed hotels to offset the effects of regional economic cycles.

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

     Other Opportunities

     The Company expects to capitalize on its hospitality management experience as it continues to expand into related sectors of the hospitality industry, such as leasing and/or managing golf courses, time-share properties, resorts and conferences centers, and corporate (extended-stay) housing. The Company believes these parts of the hospitality industry are currently characterized by fragmented, relatively smaller management companies without the broad range of management, operational, and financial resources the Company possesses. By bringing its expertise in other property management activities, the Company believes it can realize significant economic benefit for the owners/lessors of such properties through increased profitability of the properties' operations. During 1999, the Company secured five golf course management contracts, and, as of December 31, 1999, the Company leased, managed or was otherwise affiliated with 10 golf courses. Also during 1999, the Company established a time-share management division to develop, sell and manage time-share properties. Resort hotels and conference centers also offer additional growth opportunities. As of December 31, 1999, the Company leased or managed 31 resort hotels and 1 conference center. In addition, the

Company expects to expand its own brand, Doral Hotels and Resorts, through a combination of licensing and management agreements for hotels, resorts, conference centers, and golf courses.

     During 1999, the Company invested $5.6 million as an equity investment in MeriStar Investment Partners ("MIP Lessee, L.P."), a joint venture with Oak Hill Capital Partners, L.P. ("Oak Hill") established to acquire upscale, full-service hotels. The Company's ultimate investment in this joint venture may increase up to $10 million. The Company will manage all hotels acquired by the joint venture. As part of the joint venture transaction, the Company sold 1,818,182 shares of the Company's common stock to Oak Hill for $5 million ($2.75 per share) on April 15, 1999. On January 6, 2000, pursuant to the terms of the joint venture, the Company sold another 1,818,182 shares of the Company's common stock to Oak Hill for $5 million ($2.75 per share). There are no further agreements pursuant to the terms of the joint venture for Oak Hill to purchase additional shares of the Company's common stock.

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

     The Company's corporate headquarters carries out financing and investment activities and provide services to support as well as monitor the Company's on-site hotel operating executives. Each of the Company's executive departments, including Hotel Operations, Sales and Marketing, Human Resources, Food and Beverage, Technical Services, Information Technology, Development and Corporate Finance, is headed by an executive with significant experience in that area. These departments support decentralized decision-making by the hotel operating executives by providing accounting and budgeting services, property management software and other resources which cannot be economically maintained at the individual MeriStar Hotels.

     Key elements of the Company's management programs include the following:

     Comprehensive Budgeting and Monitoring. The Company's operating strategy begins with an integrated budget planning process that is implemented by individual on-site managers and monitored by the Company's corporate staff. Management sets targets for cost and revenue categories at each of the MeriStar Hotels based on historical operating performance, planned renovations, operational efficiencies and local market conditions. On-site managers coordinate with the corporate staff to ensure that such targets are realistic. Through effective and timely use of its comprehensive financial information and reporting systems, the Company is able to monitor actual performance and rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to improve yield.

     Targeted Sales and Marketing. The Company employs a systematic approach toward identifying and targeting segments of demand for each MeriStar Hotel in order to maximize market penetration. Executives at the Company's corporate headquarters and property-based managers divide such segments into smaller subsegments, typically ten or more for each MeriStar Hotel, and develop narrowly tailored marketing plans to suit each such segment. The Company supports each MeriStar Hotel's local sales efforts with corporate sales executives who develop new marketing concepts and monitor and respond to specific market needs and preferences. These executives are active in implementing on-site marketing programs developed in the central management office. The Company employs computerized revenue yield management systems to manage each MeriStar Hotel's use of the various distribution channels in the lodging industry. Management control over those channels, which include franchisor reservation systems and toll-free numbers, travel agent and airline global distribution systems, corporate travel offices and office managers, and convention and visitor bureaus, enables the Company to maximize revenue yields on a day-to-day basis. Sales teams are recruited locally and receive incentive-based compensation bonuses. All of the Company's sales managers complete a highly developed sales training program.

     Strategic Capital Improvements. The Company and the REIT (through the Intercompany Agreement) and other third-party owners plan renovations primarily to enhance a MeriStar Hotel's appeal to targeted market segments, thereby attracting new customers and generating increased revenue and cash flow. For example, in many of the MeriStar Hotels, the banquet and meeting spaces have been or are intended to be renovated and guest rooms have been upgraded with computer ports and comfortable work spaces to better accommodate the needs of business travelers and to increase ADRs. Capital spending decisions will be based on both strategic needs and potential rate of return on a given capital investment. The owners of the MeriStar Hotels are primarily responsible for funding capital expenditures.

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

     The following chart summarizes certain information with respect to the national franchise affiliations of the MeriStar Hotels as of December 31, 1999:

                                      Leased Hotels
                                       (includes
                                     REIT Owned Hotels)                           Managed Hotels
                          -------------------------------------    ---------------------------------------
                             Guest                       %             Guest                       %
Franchise                    Rooms        Hotels      of Rooms         Rooms        Hotels      of Rooms
---------                 ----------   ----------   -----------    -----------   -----------   -----------
Hilton(R)....................  6,309           23          17.7%         1,123             4          11.6%
Sheraton(R)..................  3,502           10           9.8%           562             2           5.8%
Radisson(R)..................  3,460           12           9.7%         1,147             4          11.8%
Holiday Inn(R)...............  2,754           13           7.7%         1,183             7          12.2%
Hampton Inn(R)...............  2,257           18           6.3%           126             1           1.3%
Independent..................  2,048           12           5.7%         1,476            12          15.2%
Doubletree(R)................  1,729            5           4.9%           488             2           5.0%
Courtyard by Marriott(R).....  1,642            9           4.6%           162             1           1.7%
Comfort Inn(R)...............  1,293            9           3.6%             -             -             -
Westin(R) ...................  1,289            4           3.6%           226             1           2.3%
Holiday Inn Select(R)........  1,244            4           3.5%           284             1           2.9%
Marriott(R)..................  1,211            3           3.4%           323             1           3.3%
Wyndham(R) ..................    849            3           2.4%             -             -             -
Homewood Suites(R) ..........    795            7           2.2%             -             -             -
Embassy Suites(R)............    728            3           2.0%           248             1           2.6%
Crowne Plaza(R)..............    715            3           2.0%           318             1           3.3%
Doral(R).....................    575            2           1.6%             -             -             -
Hilton Garden Inn(R).........    474            3           1.3%             -             -             -
Ramada(R)....................    407            2           1.1%           309             2           3.2%
Holiday Inn Express(R).......    367            3           1.0%            83             1           0.9%
Doubletree Guest Suites(R)...    292            2           0.8%             -             -             -
Renaissance(R)...............    289            1           0.8%             -             -             -
Comfort Suites(R)............    277            2           0.8%           238             2           2.5%
Best Western(R)..............    254            2           0.7%            75             1           0.8%
Four Points(R)...............    213            1           0.6%             -             -             -
Residence Inn(R).............    168            1           0.5%           342             3           3.5%
Quality Suites(R)............    168            1           0.5%           281             2           2.9%
Hampton Inn & Suites(R)......    136            1           0.4%             -             -             -
Fairfield Inn(R).............    110            1           0.3%           200             1           2.1%
Howard Johnson(R)............    100            1           0.3%             -             -             -
Quality Inn(R)...............      -            -             -            265             2           2.7%
Hilton Suites(R).............      -            -             -            174             1           1.8%
Econolodge(R)................      -            -             -             60             1           0.6%
                          ----------   ----------   -----------    -----------   -----------   -----------
Total                         35,655          161         100.0%         9,693            54         100.0%
                          ==========   ==========   ===========    ===========   ===========   ===========

     Emphasis on Food and Beverage. Management believes popular food and beverage ideas are a critical component in the overall success of a hotel. The Company utilizes its food and beverage operations to create local awareness of its hotel facilities, to improve the profitability of its hotel operations and to enhance customer satisfaction. The Company is committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. The Company has engaged food and beverage experts to develop several proprietary restaurant concepts. The Company has also successfully placed national food franchises such as Starbuck's Coffee(R) and "TCBY"(R) Yogurt in casual, delicatessen-style restaurants in several of the REIT Owned Hotels. Popular food concepts will strengthen the Company's ability to attract business travelers and group meetings and improve the name recognition of the MeriStar Hotels.

     Commitment to Service and Value. The Company is dedicated to providing exceptional service and value to its customers on a consistent basis. The Company conducts extensive employee training programs to ensure personalized service at the highest levels. Programs such as "Be A Star" have been created and implemented by the Company to ensure the effectiveness and uniformity of its employee training. The Company's practice of tracking customer comments, through the recording of guest comment cards and the direct solicitation (during check-in and check-out) of guest opinions regarding specific items, allows investment in services and amenities where they are most effective. The Company's focus on these areas has enabled it to attract lucrative group business.

     Distinct Management Culture. The Company has a distinct management culture that stresses creativity, loyalty and entrepreneurship. Management believes in realistic solutions to problems, and innovation is always encouraged. Incentive programs and awards have been established to encourage individual property managers to seek new ways of increasing revenues and operating cash flow. This creative, entrepreneurial spirit is prevalent from the corporate staff and the general managers down to the operations staff. Individual general managers work closely with the corporate staff, and they and their employees are rewarded for achieving target operating and financial goals.

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

REIT Modernization Act

     In order for the REIT to maintain its tax status as a REIT, the REIT has not been permitted to engage in the operations of its hotel properties. To comply with this requirement, the REIT has leased most of its real property to the Company as a third-party lessee/manager. In December 1999, the REIT Modernization Act (the "RMA") became law. The RMA now permits the REIT to create a taxable REIT subsidiary (the "TRS"), which will be subject to taxation similar to a C-Corporation. The TRS will be allowed to lease the real property owned by the REIT.

     The RMA does not permit a REIT to establish a TRS until January 1, 2001. Also, although a TRS can lease real property from a REIT, it will be restricted from being involved in certain activities prohibited by the RMA. First, a TRS will not be permitted to manage the properties itself; it will need to enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, the TRS will not be permitted to lease a property that contains gambling operations. Third, the TRS will be restricted from owning a brand or franchise.

     The REIT believes that establishing a TRS to lease its properties will provide a more efficient alignment of and ability to capture the economic interests of property ownership. The REIT has established a subcommittee of independent members of the Board of Directors to negotiate the transfer of its existing leases with the Company to the REIT's TRS. Since this process is a significant change from the business structure the REIT has maintained as REIT, it is not currently possible to predict the outcome of these negotiations. The amount of consideration, if any, to be exchanged between the Company and the REIT is subject to completion of these negotiations. The Company is aiming to conclude these negotiations during 2000 and transfer its leases to the REIT's TRS effective January 1, 2001. Concurrent with the transfer of the leases to the TRS, the Company expects to enter into management agreements with the REIT to manage its properties in accordance with the RMA rules described above.

Competition

     The Company competes primarily in the following segments of the lodging industry: (a) the upscale and mid-priced sectors of the full-service segment,
(b) the limited-service segment and (c) resorts. In each geographic market in which the MeriStar Hotels are located, there are other full- and limited-service hotels and resorts that compete with the MeriStar Hotels. Competition in the U.S. lodging industry is based generally on convenience of location, brand affiliation, price, range of services and guest amenities offered, and quality of customer service and overall product.

Employees

     As of December 31, 1999, the Company employed approximately 30,000 persons, of whom approximately 27,000 were compensated on an hourly basis. Some of the employees at 17 of the Hotels are represented by labor unions. Management believes that labor relations with its employees are generally good.

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

     Americans with Disability Act - Under the Americans with Disabilities Act (the "ADA"), all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to the Hotels, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. The Company is likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on the Company's results of operations or financial condition.

     Environmental Laws - Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to use the property, sell the property or borrow by using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. The operation and removal of certain underground storage tanks are also regulated by federal and state laws. In connection with the operation of the MeriStar Hotels, the Company could be liable for the costs of remedial action with respect to such regulated substances and storage tanks and claims related thereto. Certain environmental laws and common law principles could also be used to impose liability for releases of hazardous materials, including asbestos-containing materials ("ACMs"), into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials.

     Phase I environmental site assessments ("ESA") have been conducted at all of the REIT owned Hotels, and Phase II ESAs have been conducted at some of the REIT owned Hotels by qualified independent environmental engineers. The purpose of the ESA is to identify potential sources of contamination for which the Company may be responsible and to assess the status of environmental regulatory compliance. The ESAs have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any material environmental liability or concerns. Nevertheless, it is possible that these ESAs did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which the Company is currently unaware.

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

     The Operating Partnership's partnership agreement currently has three classes of partnership interests ("OP Units"): Class A OP Units, Class B OP Units and Preferred OP Units. As of March 13, 2000, the partners of the Operating Partnership own the following aggregate numbers of OP Units: (i) the Company and its wholly-owned subsidiaries own a number of Common OP Units equal to the number of issued and outstanding shares of the Company's common stock, par value $0.01, (the "Common Stock"), (ii) the officers and directors of the Company own 1,409,753 Class B OP Units and (iii) independent third parties own 2,306,763 OP Units (consisting of 981,082 Class A OP Units, 933,524 Class B OP Units and 392,157 Preferred OP Units). No dividend was paid during 1999 or 1998 and no dividend is expected to be paid during 2000 to the Class A OP Units and Class B OP Units. Preferred OP Units receive a 6.5% cumulative annual preferred return based on an assumed price per Common Share of $3.34, compounded quarterly to the extent not paid on a current basis, and are entitled to a liquidation preference of $3.34 per Preferred OP Unit. All net income and capital proceeds earned by the Operating Partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A OP Units and Class B OP Units in proportion to the number of OP Units owned by each such holder.

     Each OP Unit held by the two officers and the independent third-parties is redeemable by the holder for one share of Common Stock (or, at the Company's option, for cash in an amount equal to the market value of a share of Common Stock). In addition, the Preferred OP Units may be redeemed by the Operating Partnership at a price of $3.34 per Preferred OP Unit (or, at the Company's option, for a number of shares of Common Stock having a value equal to such redemption price) at any time after April 1, 2000 or by the holders of the Preferred OP Units at a price of $3.34 per Preferred OP Unit (in cash or, at the holder's option, for a number of shares of Common Stock having a value equal to the redemption price) at any time after April 1, 2004.

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

ITEM 2. PROPERTIES

     The Company maintains its corporate headquarters in Washington, D.C. with other corporate offices in Florida, North Carolina and Texas. The Company leases its offices. The Company leases and/or manages hotel properties and golf courses throughout the United States and Canada. No one leased or managed hotel property is material to the operation of the Company. A typical full-service MeriStar Hotel has meeting and banquet facilities, food and beverage facilities and guest rooms and suites. Additionally, the Company's golf management operations are currently not material to the operation of the Company.

The REIT Owned Hotels generally feature, or after contemplated renovation programs have been completed will feature, comfortable, modern guest rooms, extensive meeting and (for hotels and resorts) convention facilities and full-service restaurant and catering facilities that attract meeting and convention functions from groups and associations, upscale business and vacation travelers as well as banquets and receptions from the local community. The following tables sets forth the 1999 and 1998 operating information with respect to the REIT Owned Hotels and Leased Hotels:

                                        As of December 31, 1999                              Year ended December 31, 1999
                                        -----------------------                              ----------------------------
                                                               Guest
           Type                 Number of Hotels               Rooms                ADR         Occupancy        RevPAR
           ----                 ----------------               -----                ---         ---------        ------
Inns                                   56                       7,674             $ 75.94              71.2%      $ 54.06
Hotels                                 82                      22,219               96.45              70.9%        68.39
Resorts                                23                       5,762              119.86              73.7%        88.38
                           ------------------------    --------------------    ----------    --------------    ----------
Total/weighted average                161                      35,655             $ 96.24              71.4%      $ 68.74
                           ========================    ====================    ============  ==============    ==========

                                        As of December 31, 1998                              Year ended December 31, 1998
                                        -----------------------                              ----------------------------
                                                               Guest
           Type                 Number of Hotels               Rooms                ADR         Occupancy        RevPAR
           ----                 ----------------               -----                ---         ---------        ------
Inns                                   57                       8,299             $ 72.93              74.2%      $ 54.12
Hotels                                 83                      22,365               94.28              71.3%        67.22
Resorts                                22                       5,002               97.44              70.7%        68.89
                           ------------------------    --------------------    ----------    --------------    ----------
Total/weighted average                162                      35,666             $ 90.12              71.8%      $ 64.71
                           ========================    ====================    ============  ==============    ==========

     The following tables set forth the operating information with respect to the hotels managed by the Company as of December 31:

                                     1999                                   1998
                      ----------------------------------      --------------------------------
                                              Guest              Number of          Guest
        Type          Number of Hotels        Rooms               Hotels            Rooms
        ----          ----------------   ---------------      ---------------  ---------------
Inns                                27             3,547                   27            3,857
Hotels                              18             4,519                   11            2,620
Resorts                              9             1,627                    3              323
                    ------------------------------------      --------------------------------
Total                               54             9,693                   41            6,800
                    ====================================      ================================

The Participating Leases

     Subsidiaries of the Company are the lessees (each, a "Lessee") of 108 of the REIT's 116 hotels. Each lease (a "Participating Lease") provides for an initial term of 12 years. Each Participating Lease provides the Lessee with three renewal options of five years each (except in the case of properties with ground leases having a remaining term of less than 40 years), provided that (a) the Lessee will not have the right to a renewal if a change in the tax law has occurred that would permit the REIT to operate the hotel directly; (b) if the Lessee elects not to renew a Participating Lease for any applicable hotel, then the REIT has the right to reject the exercise of a renewal right on a Participating Lease of a comparable hotel; and (c) the rent for each renewal term is adjusted to reflect the then fair market rental value of the hotel. If the Lessee and the REIT are unable to agree upon the then fair market rental value of a hotel, the Participating Lease terminates upon the expiration of the then current term and the Lessee then has a right of first refusal to lease the hotel from the REIT on such terms as the REIT may have agreed upon with a third-party lessee.

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

     The Participating Leases also provide for a rental adjustment under certain circumstances in the event of (a) a major renovation of the hotel or (b) a change in the franchisor of the hotel.


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

REIT Modernization Act

     In order for the REIT to maintain its tax status as a REIT, the REIT has not been permitted to engage in the operations of its hotel properties. To comply with this requirement, the REIT has leased most of its real property to the Company as a third-party lessee/manager. In December 1999, the REIT Modernization Act (the "RMA") became law. The RMA now permits the REIT to create a taxable REIT subsidiary (the "TRS"), which will be subject to taxation similar to a C-Corporation. The TRS will be allowed to lease the real property owned by the REIT.

     The RMA does not permit a REIT to establish a TRS until January 1, 2001. Also, although a TRS can lease real property from a REIT, it will be restricted from being involved in certain activities prohibited by the RMA. First, a TRS will not be permitted to manage the properties itself; it will need to enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, the TRS will not be permitted to lease a property that contains gambling operations. Third, the TRS will be restricted from owning a brand or franchise.

     The REIT believes that establishing a TRS to lease its properties will provide a more efficient alignment of and ability to capture the economic interests of property ownership. The REIT has established a subcommittee of independent members of the Board of Directors to negotiate the transfer of its existing leases with the Company to the REIT's TRS. Since this process is a significant change from the business structure the REIT has maintained as REIT, it is not currently possible to predict the outcome of these negotiations. The amount of consideration, if any, to be exchanged between the Company and the REIT is subject to completion of these negotiations. The Company is aiming to conclude these negotiations during 2000 and transfer its leases to the REIT's TRS effective January 1, 2001. Concurrent with the transfer of the leases to the TRS, the Company expects to enter into management agreements with the REIT to manage its properties in accordance with the RMA rules described above.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock, par value $0.01 per share, ("Common Stock") is listed on the New York Stock Exchange ("NYSE") under the symbol "MMH." The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock on the NYSE.

                                                                                                                  Price
                                                                                                                  -----
                                                                                                          High              Low
                                                                                                          ----              ---
2000:
    First Quarter (through March 13, 2000)                                                              $ 3 7/16       $ 2 5/8
1999:
    Fourth Quarter (ended December 31, 1999)                                                              3 9/16         2 3/16
    Third  Quarter (ended September 30, 1999)                                                             3 3/4          2 7/8
    Second Quarter (ended June 30, 1999)                                                                  4 7/16         2 11/16
    First Quarter (ended March 31, 1999)                                                                  3 3/16         2 3/8
1998:
    Fourth Quarter (ended December 31, 1998)                                                              2 11/16        1 15/16
    Third  Quarter (from Spin-Off on August 3, 1998 through September 30, 1998)                           3 3/4          2

     The last reported sale price of the Common Stock on the NYSE on March 13, 2000 was $2 7/8. As of March 13, 2000, there were approximately 242 holders of record of the Common Stock.

     The Company has not paid any cash dividends on the Common Stock and does not anticipate that it will do so in the foreseeable future. The Company intends to retain earnings to provide funds for the continued growth and development of the Company's business. The Company's Participating Lease agreements with the REIT restrict the Company's ability to pay dividends on the Common Stock. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

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

    On April 15, 1999, the Company privately issued 1,818,182 shares of the Company's Common Stock at a price of $2.75 per share to the Company's joint venture partner in MIP Lessee, L.P. On January 6, 2000, the Company privately issued an additional 1,818,182 shares of the Company's Common Stock at a price of $2.75 per share to the Company's joint venture partner in MIP Lessee, L.P.

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

                                                                                        Year Ended December 31,
                                                                 ------------------------------------------------------------
                                                                     1999        1998         1997         1996        1995
                                                                 ----------   -----------   ---------   ---------    --------
                                                                      (dollars in thousands, except per share amounts)
Operating Results:
Revenues:
 Rooms.........................................................  $  894,983     $ 395,633     $ 9,880     $     -     $    -
 Food, beverage and other......................................     387,091       152,276       1,871           -          -
 Management and other fees.....................................      10,040        14,528      12,088       7,050      5,354
                                                                 ----------   -----------   ---------   ---------    --------
   Total revenues..............................................   1,292,114       562,437      23,839       7,050      5,354
                                                                 ----------   -----------   ---------   ---------    --------
Operating expenses:
Departmental expenses:
 Rooms.........................................................     213,107        95,627       2,533           -          -
 Food, beverage and other......................................     273,345       107,860       1,170           -          -
Undistributed operating expenses:
 Administrative and general....................................     183,279        84,881      10,473       6,140      4,745
 Participating lease expense...................................     404,086       186,601       4,135           -          -
 Property operating costs......................................     195,033        76,300       1,917           -          -
 Depreciation and amortization.................................       6,014         3,372         636         349         84
                                                                 ----------   -----------   ---------   ---------    --------
   Total operating expenses....................................   1,274,864       554,641      20,864       6,489      4,829
                                                                 ----------   -----------   ---------   ---------    --------
Net operating income...........................................      17,250         7,796       2,975         561        525
Interest expense, net..........................................       4,692         2,017          56         123         44
Equity in earnings of affiliates...............................         (31)       (1,337)         46           -          -
Minority interests.............................................       1,916           155         103           -          -
Income taxes (A)...............................................       3,926           337           -           -          -
                                                                 ----------   -----------   ---------   ---------    --------
   Net income..................................................  $    6,685     $   3,950     $ 2,862     $   438     $  481
                                                                 ==========   ===========   =========   =========    =======
Basic earnings per share (B)...................................       $0.24         $0.02           -           -          -
Diluted earnings per share (B).................................       $0.24         $0.02           -           -          -
Number of shares of common stock issued and outstanding (C)....      29,625        25,437           -           -          -

Other Financial Data:
EBITDA (D).....................................................  $   23,264     $  11,168     $ 3,611     $   910     $  609
Net cash provided by operating activities......................      27,528        10,125      11,167      19,069        208
Net cash used in investing activities..........................     (32,857)     (102,105)     (6,501)     (1,826)       (61)
Net cash (used in) provided by financing activities............      (4,100)       76,113       4,208         699         59

Balance Sheet Data:
Total assets...................................................  $  258,144     $ 247,529     $84,419     $24,366     $2,881
Debt...........................................................      57,762        67,812         981         885        950

(A) No provision for federal income taxes was included prior to August 3, 1998 because the Company's predecessor entities were partnerships and all federal income tax liabilities were passed through to the individual partners.

(B) Basic and diluted earnings per share for the year ended December 31, 1998 is based on earnings for the period from the date of the spin-off, August 3, 1998 through December 31, 1998.

(C)  As of December 31 for the periods presented.

(D) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management believes that EBITDA is a useful measure of operating performance because (i) it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization and minority interests of common and preferred OP Unit holders, which is generally equivalent to EBITDA, and (ii) EBITDA is unaffected by the debt and equity structure of the entity. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs, should not be considered as an alternative to net income under GAAP for purposes of evaluating the Company's results of operations and may not be comparable to other similarly titled measures used by other companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are the lessee, manager and operator of a portfolio of primarily upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. Our subsidiary, MeriStar H&R Operating Company, L.P., conducts all of our operations. We are the sole general partner of MeriStar H&R and control its operations.

     On August 3, 1998, American General Hospitality Corporation and CapStar Hotel Company merged together to form MeriStar Hospitality Corporation, a real estate investment trust. As part of that merger, CapStar formed our company to become the lessee, manager and operator of substantially all of the hotels owned or leased by American General and CapStar before the merger. At the time of the merger, CapStar distributed all of the shares of our common stock to its stockholders and we became a separate, publicly traded company.

     We manage all of the hotels CapStar leased and/or managed for third-party owners before the merger. Immediately after the merger, we acquired all of the partnership interests in AGH Leasing, L.P., the third-party lessee that leased most of the hotels American General owned. We also acquired substantially all of the assets and some liabilities of American General Hospitality, Inc., the third-party manager that managed most of the hotels American General owned.

     Our financial statements include the historical results of the management and leasing operations of CapStar for all periods and include the operating results of AGH Leasing and American General Hospitality, Inc. since August 3, 1998. In addition, before August 3, 1998, we managed substantially all of the hotels owned by CapStar and received management fee revenues from those hotels. Since August 3, 1998, we have leased these hotels from MeriStar Hospitality Corporation. We have not recorded management fees from these hotels. We have recorded room, food and beverage and other operating department revenues and expenses from these leases. Therefore, our results of operations for the periods ended December 31, 1999, 1998 and 1997 reflect significantly differing numbers of managed and leased hotels throughout the periods. The following table outlines our historical portfolio of managed and leased hotels as of December 31:

                    MERISTAR
                   HOSPITALITY
                   CORPORATION             CAPSTAR           THIRD PARTY           OTHER
                      LEASED                OWNED              MANAGED            LEASED            TOTAL
                HOTELS      ROOMS      HOTELS     ROOMS    HOTELS     ROOMS   HOTELS   ROOMS   HOTELS    ROOMS
1999                108         28,055      --        --        54    9,693        53  7,600       215  45,348
1998                109         28,058      --        --        41    6,800        53  7,608       203  42,466
1997                 --             --      47    12,019        27    4,631        40  5,687       114  22,337

     We also manage five golf courses for third party owners. Our golf course management operations are not material to any period presented.

Financial Condition

Assets
------

     Our total assets increased by $10.6 million to $258.1 million at December 31, 1999 from $247.5 million at December 31, 1998 primarily due to the following:

          . Investments in and advances to affiliates increased by $22.3 million due to our investment in MIP Lessee, L.P. and our purchase of the investment in Radisson Hallmark from MeriStar Hospitality Corporation during 1999;

          . Accounts receivable decreased $14.0 million due to more effective collection efforts and to a decrease in our guest ledger receivables;

          . Cash and cash equivalents decreased $9.4 million resulting from the paydown of our debt; and

          . Net fixed assets increased $6.1 million resulting from enhancements made to our information technology systems.

     Our assets include a substantial amount of intangible assets, primarily related to our acquisitions of hotel management companies in 1997 and 1998. We evaluate the carrying values of our long-lived intangible assets periodically in relation to their operating performance and expected future undiscounted cash flows of the underlying assets. Through December 31, 1999, our evaluations have not indicated a need to adjust the carrying value of our intangible assets. Over the past two years, however, the lodging industry has experienced the negative effects of the supply of new rooms in some segments and geographic regions exceeding demand. As a result, we will continue to regularly evaluate the recoverability of our intangible assets.

Minority Interests and Paid in Capital
--------------------------------------

     Minority interests decreased $5.9 million primarily due to the conversion of partnership interests (see "The Operating Partnership" on page 11 for more information) to our common stock during the year. The conversion of these partnership interests and the sale of 1,818,182 shares of our common stock to our joint venture partner in MIP Lessee, L.P. on April 15, 1999 caused paid in capital to increase.


Results of Operations

1999 Compared to 1998

Revenues
--------

  Total revenue increased $729.7 or 129.7% to $1,292.1 million in 1999 compared to $562.4 million in 1998. The increase in revenue is primarily the result of an increase in the number of hotels leased as described previously. During the period January 1, 1998 through August 3, 1998, the revenue is from CapStar's management and leasing operations. From August 3, 1998 through December 31, 1998 and for all of 1999, the revenue also includes the management and leasing operations of AGH Leasing and American General Hospitality, Inc. As a result, the 1998 revenue was derived from a smaller number of hotels being leased and managed throughout the year. In addition, the significant increase in revenues from our resort properties is due to the acquisition of the South Seas Resorts. We acquired this portfolio of resort properties during the fourth quarter of 1998. Therefore, there are only three months of revenue included in 1998 and a full 12 months of revenue included in 1999 from these properties.

     The increase as it relates to our three operating segments is as follows:

                       Revenues                            Hotels            Inns             Resorts
Year ended December 31, 1999                                $830,828         $172,295           $273,113
For the period August 3, 1998 through December 31, 1998     $322,720         $ 72,267           $ 73,878

  The segment information for 1998 only includes five months of operations, from August 3, 1998 (the date of the spin-off) through December 31, 1998. Since there is a full year of operations for 1999, the 1998 segment information is not comparable.

Operating Expenses
------------------

  Operating expenses increased $720.3 million or 129.9% to $1,274.9 million in 1999 compared to $554.6 million in 1998. The increase reflects the increase in the number of leased and managed hotels. This 129.9% increase is consistent with the increase in revenues.

Earnings Before Interest, Taxes, Depreciation and Amortization
--------------------------------------------------------------

  Earnings before interest, taxes, depreciation and amortization increased 108.0% to $23.3 million in 1999 compared to $11.2 million in 1998. The increase in earnings before interest, taxes, depreciation and amortization is due to the change in the number of hotels operated and managed by us in 1999 compared to 1998.

  Earnings before interest, taxes, depreciation and amortization for our three operating segments is as follows:

            Earnings before interest, taxes,
             depreciation and amortization                 Hotels           Inns              Resorts
Year ended December 31, 1999                                $17,047           $6,164             $6,886
For the period August 3, 1998 through December 31, 1999     $ 4,710           $  172             $ (882)

  The segment information for earnings before interest, taxes, depreciation and amortization for 1999 includes a full year of operations. The 1998 information only includes five months of operations, from August 3, 1998 (date of the spin-off) through December 31, 1998. Therefore, the 1998 segment information for earnings before interest, taxes, depreciation and amortization is not comparable.

  Minority interest and taxes increased by $1.8 million and $3.6 million, respectively, due to higher operating income as compared to 1998.

1998 Compared to 1997

Revenues
--------

  Total revenue increased to $562.4 million in 1998 compared to $23.8 million in 1997. The increase in revenues is primarily a result of the increase in the number of hotels leased and managed as described above.

Operating Expenses
------------------

  Operating expenses increased $533.7 million to $554.6 million in 1998 compared to $20.9 million in 1997. The increase reflects the increase in the number of leased and managed hotels. This increase resulted in additional personnel and other administrative costs in 1998.

Earnings Before Interest, Taxes, Depreciation and Amortization
--------------------------------------------------------------

  Earnings before interest, taxes, depreciation and amortization increased $7.6 million to $11.2 million in 1998 compared to $3.6 million in 1997. The increase in earnings before interest, taxes, depreciation and amortization is due to the change in the number of hotels leased and managed in 1998 compared to 1997.


Liquidity and Capital Resources

Sources of Cash

     Our continuing operations are funded through cash generated from hotel management and leasing operations. We finance business acquisitions and investments in affiliates through a combination of internally generated cash, external borrowings and the issuance of partnership interests and/or common stock. We generated $27.5 million from operations in 1999.

     Under the terms of the participating lease agreements with our lessors, our lessors will generally be required to fund significant capital expenditures at the hotels we lease.

Uses of Cash

     We used $32.9 million of cash in investing activities during 1999 primarily for the following:

          . Our additional $22.3 million of investments in hotel partnerships.

     We used $4.1 million of cash in financing activities during 1999 primarily for the following:

          .    $10.0 million of net principal payments on our credit facility with MeriStar Hospitality Corporation; and
          .    We received $6.0 million from the issuances of our common stock.

Revolving Credit Facilities

     On August 3, 1998, we entered into a three-year, $75.0 million revolving credit facility with MeriStar Hospitality Corporation. This loan contains covenants regarding financial ratios, reporting requirements and other customary restrictions. The interest rate on this loan is based on the 30-day London Interbank Offered Rate plus 350 basis points. As of December 31, 1999, we borrowed $57.0 million. At December 31, 1999, the interest rate was 9.98%.

     On February 29, 2000, we entered into a $100.0 million senior secured credit facility among a syndicate of banks. The credit facility bears interest at the 30-day London InterBank Offered Rate plus 350 basis points and expires in February 2002 with an optional one-year extension. We drew down $65 million at an interest rate of 9.4% to repay the borrowings outstanding under our revolving credit agreement with MeriStar Hospitality Corporation.

     Upon execution of this new credit facility, the facility with Meristar Hospitality Corporation was amended to reduce the maximum borrowing limit from $75 million to $25 million.

Summary

     We believe cash generated by our operations, together with anticipated borrowing capacity under our credit facilities, will be sufficient to fund our requirements for working capital, capital expenditures, and debt service. We expect to continue to seek acquisitions of hotel, resort and golf management businesses and management contracts. In addition, we expect to expand our business into timeshare development and management and corporate (extended-stay) housing. We expect to finance future acquisitions through a combination of additional borrowings under our credit facilities and the issuance of partnership interests and/or our common stock. We believe these sources of capital will be sufficient to provide for our long-term capital needs.

Seasonality

     Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. Excluding the effect of Emerging Issues Task Force ("EITF") Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", we have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

Year 2000 Conversion

     We have reviewed our computer systems to identify the systems that could be affected by the "Year 2000" problem and implemented a plan to address the problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could result in a major systems failure or miscalculations.

     Our hotel properties contain various information technology and embedded technology systems. Both types of systems contain microprocessors and microcontrollers that must be assessed for Year 2000 compliance. We identified the following six phases in our Year 2000 remediation programs: (1) increase awareness of issue; (2) assign responsibility for coordinating response to issue; (3) information collection; (4) analysis; (5) modification, repair or replacement and (6) testing. We completed all six phases and believe these systems are Year 2000 compliant.

      As an additional part of our implementation plan to address the Year 2000 problem, we initiated communications with third parties with which we have material relationships to determine the extent of their potential Year 2000 problems. The most critical of these services involve such items as reservations systems for our hotels. Without such systems, we could suffer a material decline in business at many of our properties. We completed our communications and assessment of these outside parties' services in September 1999. As of March 13, 2000, we have not encountered any significant Year 2000 problems related to third parties' services provided to us.

     We incurred costs for outside consultants and capital expenditures in 1999 and 1998 related to Year 2000 which totaled approximately $148,056. These costs, which were expensed as incurred, were funded through operations. The costs through December 31, 1999 did not have a material affect on our financial position or results of operations. Future consulting and capital acquisition costs are expected to be insignificant. We are responsible for costs incurred at our corporate offices related to Year 2000. The owners of the hotels we operate are responsible for costs incurred at their hotel properties. As of March 13, 2000, we have not encountered any significant Year 2000 related problems.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to market risk from changes in interest rates on our credit facility with MeriStar Hospitality Corporation that impacts the fair value of this obligation. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We have not entered into any derivative or interest rate transactions.

     Our long-term debt of $57.8 million at December 31, 1999 matures in August 2001. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 350 basis points. The interest rate was 9.98% at December 31, 1999. We have determined that the fair value of the debt approximates its carrying value.

     Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows as of December 31, 1999. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 1999. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

MeriStar Hotels & Resorts, Inc.
Independent Auditors' Report............................................................................................  23
Consolidated Balance Sheets as of December 31, 1999 and 1998............................................................  24
Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997..............................  25
Consolidated Statements of Stockholders' Equity and Owners' Equity for the Years Ended December 31, 1999, 1998 and 1997.  26
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997..............................  27
Notes to the Consolidated Financial Statements..........................................................................  28

     All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

INDEPENDENT AUDITORS' REPORT



The Board of Directors
MeriStar Hotels & Resorts, Inc.:

     We have audited the accompanying consolidated balance sheets of MeriStar Hotels & Resorts, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and owners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hotels & Resorts, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

Washington, D.C.
January 28, 2000, except for Note 5
which is as of February 29, 2000

                                                   KPMG LLP

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(in thousands, except per share amounts)

                                                              1999       1998
                                                            ---------  --------

Assets
Current Assets:
   Cash and cash equivalents                                $  1,726   $ 11,155
   Accounts receivable, net of allowance for
    doubtful accounts of $2,090 and $2,285                    47,976     61,987
   Prepaid expenses                                            3,589      4,193
   Deposits and other                                          8,388      8,885
                                                            --------   --------
Total current assets                                          61,679     86,220
                                                            --------   --------

Fixed assets:
   Furniture, fixtures, and equipment                         14,832      7,325
   Accumulated depreciation                                   (2,522)    (1,099)
                                                            --------   --------
Total fixed assets, net                                       12,310      6,226
                                                            --------   --------

Investments in and advances to affiliates                     30,018      7,695
Intangible assets, net of accumulated
 amortization of $7,927 and $3,338                           153,927    146,782
Restricted cash                                                  210        606
                                                            --------   --------
                                                            $258,144   $247,529
                                                            ========   ========

Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
   Accounts payable, accrued expenses and other liabilities $ 96,603   $ 96,290
   Due to affiliates, net                                     11,476      9,564
   Income taxes payable                                           80         69
   Long-term debt, current portion                                10         27
                                                            --------   --------

Total current liabilities                                    108,169    105,950

Deferred income taxes                                         13,247      9,367
Long-term debt                                                57,752     67,785
                                                            --------   --------

Total liabilities                                            179,168    183,102
                                                            --------   --------

Minority interests                                            13,774     19,693
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $0.01 per share:
      Authorized - 100,000 shares
      Issued and outstanding - 29,625 and 25,437 shares          296        254
   Additional paid-in capital                                 57,637     43,894
   Retained earnings                                           7,236        551
   Accumulated other comprehensive income                         33         35
                                                            --------   --------
                                                              65,202     44,734
                                                            --------   --------
                                                            $258,144   $247,529
                                                            ========   ========

See accompanying notes to consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
INCLUDING PREDECESSOR ENTITY
(in thousands, except per share amounts)

                                        1999        1998      1997
                                     -----------  ---------  -------
Revenue:
Rooms                                $  894,983   $395,633   $ 9,880
Food and beverage                       295,551    119,295     1,397
Other operating departments              91,540     32,981       474
Management and other fees                10,040     14,528    12,088
                                     ----------   --------   -------

Total revenue                         1,292,114    562,437    23,839
                                     ----------   --------   -------

Operating expenses by department:
  Rooms                                 213,107     95,627     2,533
  Food and beverage                     224,726     90,662       909
  Other operating expenses               48,619     17,198       261

Undistributed operating expenses:
  Administrative and general            183,279     84,881    10,473
  Participating lease expense           404,086    186,601     4,135
  Property operating costs              195,033     76,300     1,917
  Depreciation and amortization           6,014      3,372       636
                                     ----------   --------   -------
Total operating expenses              1,274,864    554,641    20,864
                                     ----------   --------   -------

Net operating income                     17,250      7,796     2,975

Interest expense, net                     4,692      2,017        56
Equity in earnings of affiliates            (31)    (1,337)       46
                                     ----------   --------   -------

Income before minority interests
and income taxes                         12,527      4,442     2,965

Minority interests                        1,916        155       103

Income taxes                              3,926        337         -
                                     ----------   --------   -------

Net income                           $    6,685   $  3,950   $ 2,862
                                     ==========   ========   =======

Earnings per share:
     Basic                                $0.24      $0.02         -
     Diluted                              $0.24      $0.02         -
                                     ==========   ========   =======

See accompanying notes to consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OWNERS' EQUITY YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
INCLUDING PREDECESSOR ENTITY
(in thousands)


                                   Common Stock                                        Accumulated
                            -----------------------   Additional                          Other
                                                       Paid-in          Retained      Comprehensive      Owners'
                               Shares      Amount      Capital          Earnings          Income         Equity          Total
                            ----------  -----------  ------------  ---------------  ----------------  -------------  --------------
Balance, January 1, 1997             -         $  -       $     -           $    -           $     -       $  3,007         $ 3,007
Capital contributions                -            -             -                -                 -         35,040          35,040
Net income for the year              -            -             -                -                 -          2,862           2,862
                            ----------  -----------  ------------  ---------------  ----------------  -------------  --------------
Balance, December 31, 1997           -            -             -                -                 -         40,909          40,909

Spin-Off and issuances of
 common stock                   24,952          249        42,914                -                 -        (44,308)         (1,145)
Net income for period
 January 1, 1998 through
 August 2, 1998                      -            -             -                -                 -          3,399           3,399
Net income for period
 August 3, 1998 through
 December 31, 1998                   -            -             -              551                 -              -             551
Foreign currency
 translation adjustment              -            -             -                -                35              -              35
                            ----------  -----------  ------------  ---------------  ----------------  -------------  --------------
Comprehensive Income                                                                                                          3,985
                            ----------  -----------  ------------  ---------------  ----------------  -------------  --------------
Issuances of common stock
 under Stock Purchase Plan           5            -            11                -                 -              -              11
Rights offering                    480            5           952                -                 -              -             957
Proceeds from exercise of
 stock options, net                  -            -            17                -                 -              -              17
                            ----------  -----------  ------------  ---------------  ----------------  -------------  --------------
Balance, December 31, 1998      25,437          254        43,894              551                35              -          44,734
Net income for the year              -            -             -            6,685                 -              -           6,685
Foreign currency
 translation adjustment              -            -             -                -                (2)             -              (2)
                            ----------  -----------  ------------  ---------------  ----------------  -------------  --------------
Comprehensive Income                                                                                                          6,683
                            ----------  -----------  ------------  ---------------  ----------------  -------------  --------------
Issuances of common stock        1,820           18         4,793                -                 -              -           4,811
Redemption of OP units           1,908           19         7,816                -                 -              -           7,835
Issuances of common stock
 under Stock Purchase Plan         381            4           935                -                 -              -             939
Proceeds from exercise of
 stock options, net                 79            1           199                -                 -              -             200
                            ----------  -----------  ------------  ---------------  ----------------  -------------  --------------
Balance, December 31, 1999      29,625         $296       $57,637           $7,236           $    33       $      -         $65,202
                            ==========  ===========  ============  ===============  ================  =============  ==============

See accompanying notes to the consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
INCLUDING PREDECESSOR ENTITY
(in thousands)

                                                                                  1999                 1998                1997
                                                                           ---------------      ---------------     ---------------
Operating activities:
  Net income                                                                     $   6,685            $   3,950             $ 2,862
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                    6,014                3,372                 636
    Equity in earnings of affiliates                                                    31                1,337                 (46)
    Minority interests                                                               1,916                  155                 103
    Deferred income taxes                                                            3,880                  267                   -
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                      14,011              (54,825)             (5,459)
      Prepaid expenses                                                                 604               (3,096)               (320)
      Deposits and other                                                               497               (8,229)               (645)
      Accounts payable, accrued expenses and other liabilities                      (8,033)              81,975              10,398
      Due to affiliates, net                                                         1,912              (14,850)              3,638
      Income taxes payable                                                              11                   69                   -
                                                                           ---------------      ---------------     ---------------
Net cash provided by operating activities                                           27,528               10,125              11,167
                                                                           ---------------      ---------------     ---------------
Investing activities:
  Purchases of fixed assets                                                         (7,527)              (4,624)             (2,046)
  Purchases of intangible assets                                                    (3,388)             (99,438)               (924)
  Investments in and advances to affiliates                                        (22,338)               2,563              (2,078)
  Distribution from investments in affiliates                                            -                    -                 147
  Additions to notes receivable                                                          -                    -              (1,600)
  Change in escrows and restricted funds                                               396                 (606)                  -
                                                                           ---------------      ---------------     ---------------
Net cash used in investing activities                                              (32,857)            (102,105)             (6,501)
                                                                           ---------------      ---------------     ---------------

Financing activities:
  Proceeds from long-term debt                                                     177,000               67,000                  96
  Principal payments on long-term debt                                            (187,050)                (169)              4,112
  Proceeds from issuances of common stock, net                                       5,950                  974                   -
  Contributions from CapStar                                                             -                8,383                   -
  Distributions to minority investors                                                    -                  (75)                  -
                                                                           ---------------      ---------------     ---------------
Net cash (used in) provided by financing activities                                 (4,100)              76,113               4,208
                                                                           ---------------      ---------------     ---------------
Net (decrease) increase in cash and cash equivalents                                (9,429)             (15,867)              8,874
Cash and cash equivalents, beginning of year                                        11,155               27,022              18,148
                                                                           ---------------      ---------------     ---------------
Cash and cash equivalents, end of year                                           $   1,726            $  11,155             $27,022
                                                                           ===============      ===============     ===============

See accompanying notes to consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
INCLUDING PREDECESSOR ENTITY
(dollars in thousands, except per share amounts)


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

     The Company's financial statements include the historical results of the Company's predecessor entity, the management and leasing operations of CapStar, for all periods and include the operating results of AGH Leasing and AGHI since August 3, 1998. In addition, prior to August 3, 1998, the Company managed substantially all of the hotels owned by CapStar and received management fee revenues from such hotels. Since August 3, 1998, the Company has leased these hotels from the REIT and therefore records no management fees from such hotels but instead records room, food and beverage and other operating department revenues and expenses from such leased properties. Therefore, the Company's results of operations for each of the years in the three-year period ended December 31, 1999 reflect significantly differing numbers of managed and leased hotels throughout the periods. The following table outlines the Company's historical portfolio of managed and leased hotels:

                 REIT          CAPSTAR       THIRD PARTY       OTHER
                LEASED          OWNED          MANAGED        LEASED          TOTAL
            HOTELS  ROOMS   HOTELS  ROOMS   HOTELS  ROOMS  HOTELS  ROOMS  HOTELS  ROOMS
12/31/99       108  28,055      --      --      54  9,693      53  7,600     215  45,348
12/31/98       109  28,058      --      --      41  6,800      53  7,608     203  42,466
12/31/97        --      --      47  12,019      27  4,631      40  5,687     114  22,337

     We also manage 5 golf courses for third party owners. Our golf course management operations are not material to any period presented.

2.   Summary of Significant Accounting Policies

  Principles of Consolidation- The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Investments in unconsolidated joint ventures and affiliated companies in which the Company holds a voting interest of 50% or less and exercises significant influence are accounted for using the equity method. The Company uses the cost method to account for its investment in entities in which it does not have the ability to exercise significant influence.

  Cash Equivalents and Restricted Cash- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts required to be maintained in escrow.

  Fixed Assets- Fixed assets are recorded at cost and are depreciated using the straight-line method over lives ranging from five to seven years.

  Intangible Assets- Intangible assets consist of the value of goodwill and hotel contracts purchased, franchise costs, and costs incurred to obtain management contracts. Goodwill represents the excess of cost over the fair value of the net identifiable assets of the acquired businesses. Intangible assets are amortized on a straight-line basis over the estimated useful lives of the underlying assets ranging from five to 40 years.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of- The carrying values of long-lived intangible assets are evaluated periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future undiscounted net cash flows are less than net book value. The impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. No impairment losses were recorded during 1999, 1998 or 1997.

  Income Taxes- Prior to the Spin-Off, no provision for income taxes was made since the Company's predecessor entities were partnerships and limited liability companies, and, therefore, all income, losses, and credits for tax purposes were passed through to the individual partners. Concurrent with the Spin-Off, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

  Foreign Currency Translation- Results of operations for the Company's Canadian leased hotels and management fees for the Company's Canadian managed hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in stockholders' equity as a cumulative foreign currency translation adjustment.

  Stock-Based Compensation- The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based plans. All grants have been made at fair value and therefore no compensation cost has been recognized for these plans.

  Revenue Recognition- Revenue is earned through the operations and management of the hospitality properties and is recognized when earned.

  Participating Lease Agreements-The Company's participating leases have non-cancelable remaining terms ranging from 9 to 14 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. During interim reporting periods, the Company recognizes contingent rental expense prior to the achievement of the specified target that triggers the contingent rental expense if the achievement of the specified target by the end of the fiscal year is considered probable.

  Comprehensive Income-SFAS No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the year ended December 31, 1999, net income was $6,685, other comprehensive income, net of tax, was $(2) and comprehensive income was $6,683. For the year ended December 31, 1998, net income was $3,950, other comprehensive income, net of tax, was $35 and comprehensive income was $3,985.

    New Accounting Pronouncements- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in statements of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which amended SFAS No. 133 to defer the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently in the process of evaluating the effect this new standard will have on its financial statements.

    Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications- Certain 1998 and 1997 amounts have been reclassified to conform to 1999 presentation.

3.  Investments in and Advances to Affiliates

    The Company's net investment in and advances to these corporate joint ventures and affiliated companies is summarized as follows:

                                                               December 31,
                                                               ------------
                                                       1999                     1998
                                                ------------------     --------------------
     CapStar Hallmark Company, L.L.C.                      $11,255                   $    -
     MIP Lessee, L.P.                                        5,429                        -
     CapStar San Diego HGI Associates                        3,940                        -
     CapStar Wyandotte I, LLC and CapStar
      Wyandotte II, LLC                                      2,620                    1,937
     Sapphire Beach Resort & Marina                          2,137                    1,750
     Ballston Parking Associates                             1,629                    1,629
     BoyStar Ventures, L.P.                                  1,458                    1,367
     Other                                                   1,550                    1,012
                                                ------------------     --------------------
                                                           $30,018                   $7,695
                                                ==================     ====================

    Combined summarized financial information of the Company's unconsolidated corporate joint ventures and affiliated companies is as follows:

                                                           December 31,
                                                --------------------------------
     Balance sheet data:                             1999               1998
                                                --------------    --------------
     Current assets                                $ 11,460            $   902
     Non-current assets                             267,345             18,332
     Current liabilities                             10,560              1,082
     Non-current liabilities                        132,298                157
     OPERATING DATA:
     Revenue                                       $ 61,284            $11,159
     Net loss                                        (2,394)              (933)

4.  Intangible Assets

    Intangible assets consist of the following:

                                                            December 31,
                                              --------------------------------------
                                                     1999                  1998
                                              ---------------      -----------------
     Goodwill                                        $117,060               $109,213
     Hotel contracts                                   39,993                 36,208
     Other                                              4,801                  4,699
                                              ---------------      -----------------
                                                      161,854                150,120
     Less accumulated amortization                     (7,927)                (3,338)
                                              ---------------      -----------------
                                                     $153,927               $146,782
                                              ===============      =================

5.  Long-Term Debt

    Long-term debt consists of the following:

                                                                     December 31,
                                                     -----------------------------------------
                                                             1999                    1998
                                                     ------------------      -----------------
     Credit Facility.................................           $57,000                $67,000
     Other...........................................               762                    812
                                                     ------------------      -----------------
                                                                 57,762                 67,812
     Less current portion............................               (10)                   (27)
                                                     ------------------      -----------------
                                                                $57,752                $67,785
                                                     ==================      =================

   Credit Facility- On August 3, 1998, the Company entered into a three-year $75,000 unsecured revolving credit facility (the "Credit Facility") with the REIT. The Credit Facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. Interest on the facility is variable, based on the 30-day London Interbank Offered Rate plus 350 basis points. As of December 31, 1999 and 1998, the Company had $57,000 and $67,000 in outstanding borrowings under the Credit Facility, at an interest rate of 9.98% and 8.56% respectively. The Company has determined that the fair value of this note payable approximates its carrying value. The Company incurred interest expense of $4,907 and $1,967 on this facility during 1999 and 1998 respectively.

     On February 29, 2000, the Company entered into a $100.0 million senior secured credit facility among a syndicate of banks ("New Credit Facility"). The New Credit Facility bears interest at the 30-day London Inter-Bank Offered Rate plus 350 basis points and expires in February 2002 with an optional one-year extension. The Company drew down $65 million at an interest rate of 9.4% to repay the borrowings outstanding under the revolving credit agreement with the REIT.

     Upon execution of the New Credit Facility, the REIT facility was amended to reduce the maximum borrowing limit from $75 million to $25 million.

   Future Maturities- Aggregate future maturities of the above obligations are as follows: 2000-$10; 2001-$57,752

6. Income Taxes

   Prior to the Spin-Off, the Company's predecessor entity conducted its operations in partnerships and limited liability companies; these operations, therefore, were not subject to income taxes. The Company is taxable as a C Corporation. Accordingly, the Company's income taxes are based on pre-tax income since the Spin-off. Pre-tax income for the period August 3, 1998 through December 31, 1998 was $887.

  The Company's effective income tax rate for the year ended December 31, 1999 and for the period August 3, 1998 through December 31, 1998 differs from the federal statutory income tax rate as follows:

                                                                     1999            1998
                                                            ------------------------------------
     Statutory tax rate                                             35.0%            35.0%
     State and local taxes                                           4.0              4.2
     Difference in rates on foreign subsidiaries                       -              2.3
     Business meals and entertainment                                0.7              5.2
     Compensation expense                                           (0.5)           (77.8)
     Valuation allowance                                            (5.8)            69.0
     Other                                                           3.6                -
                                                            ------------------------------------
                                                                    37.0%            37.9%
                                                            ====================================

The components of income tax expense are as follows:

     Current:                                            1999             1998
                                                    -----------------------------
             Federal                                     $     -         $      -
             State                                            46               27
             Foreign                                           -               42
                                                    -----------------------------
                                                              46               69
                                                    -----------------------------

     Deferred:
             Federal                                       3,276              234
             State                                           604               33
                                                    -----------------------------
                                                           3,880              267
                                                    -----------------------------
                                                         $ 3,926         $    336
                                                    =============================

The tax effects of the temporary differences and carryforwards that give rise to the Company's net deferred tax liability at December 31, 1999 and 1998 are as follows:

                                                                    1999                1998
                                                            ------------------------------------
Deferred tax assets:
  Allowance for doubtful accounts                                 $    144             $    236
  Accrued vacation                                                     491                  545
  Minority interests temporary difference                              862                    -
  Net operating loss                                                 1,159                  613
                                                            -----------------------------------
  Total gross deferred tax assets                                    2,656                1,394
  Less valuation allowance                                               -                 (613)
                                                            -----------------------------------
  Net deferred tax assets                                            2,656                  781
                                                            -----------------------------------

Deferred tax liabilities:
  Accrued expenses                                                $   (876)            $     (7)
  OP Units                                                          (9,100)              (9,100)
  Amortization expense                                              (2,443)                (580)
  Prepaid expenses                                                    (306)                (461)
  Intangible assets basis differences                               (3,100)                   -
  Other                                                                (78)                   -
                                                            -----------------------------------
  Total gross deferred tax liabilities                             (15,903)             (10,148)
                                                            -----------------------------------

Net deferred tax liability                                        $(13,247)            $ (9,367)
                                                            ===================================


     At December 31, 1999, the Company had net operating loss carryforwards of approximately $3,132 that begin to expire in 2018. The valuation allowance for deferred tax assets as of January 1, 1999 was $613. The net change in the total valuation allowance for the year ended December 31, 1999 was a decrease of $613.

     As part of the Spin-Off, the Company received certain assets that CapStar had acquired, in part, through the issuance of OP Units. These assets were acquired by CapStar prior to August 3, 1998. At August 3, 1998 the tax basis of these assets differed from the financial reporting amounts that the Company recorded as part of the Spin-Off. The Company has recorded a deferred income tax liability of $9,100 for the estimated future tax effect of this basis difference. The amount of the basis difference and corresponding deferred income tax liability have been estimated. The deferred income tax liability may be adjusted upon the final determination of the basis difference. Any such adjustment, however, would be recorded as an increase or decrease to the deferred income tax liability balance, and a corresponding decrease or increase in the capital CapStar contributed to the Company as part of the Spin-Off.

7. Stockholders' Equity and Minority Interests

     Common Stock- In conjunction with the Spin-Off, CapStar distributed to its stockholders, on a share-for-share basis, all of the 24,948,754 outstanding shares of the Company's Common Stock.

   In connection with the Spin-Off, the Company distributed to holders of the REIT's common stock and the REIT's OP Units, one right for every six shares or units owned. Each right entitled its holder to purchase a share of Common Stock at a subscription price of $2.84 per share, during a subscription period from August 13, 1998 through August 31, 1998. The Rights Offering resulted in the sale of approximately 480,000 shares of Common Stock with net proceeds to the Company of $957.

     In November 1998, the Company implemented a stock purchase plan that allows eligible employees to purchase the Company's common stock at a discount to market value. The Company has reserved 1,500,000 shares of Common Stock for issuance under this plan. The Company sold 5,384 shares under this plan in 1998 and 381,066 shares under this plan in 1999.

     On April 15, 1999, the Company privately issued 1,818,182 shares of the Company's Common Stock at a price of $2.75 per share to the Company's joint venture partner in MIP Lessee, L.P.

     On January 6, 1999, the Company privately issued 1,818,182 shares of the Company's Common Stock at a price of $2.75 per share to the Company's joint venture partner in MIP Lessee, L.P.

     OP Units- Substantially all of the Company's assets are held indirectly by MeriStar H&R Operating Company, L.P. (the "Operating Partnership"), the Company's subsidiary operating partnership.

     The Operating Partnership's partnership agreement currently has three classes of OP Units: Class A OP Units, Class B OP Units and Preferred OP Units. No dividends were paid during 1998 or 1999 and no dividends are expected to be paid in 2000 to the Class A OP Unit holders and Class B OP Unit holders. Preferred OP Unit holders receive a 6.5% cumulative annual preferred return based on an assumed price per Common Share of $3.34, compounded quarterly to the extent not paid on a current basis, and are entitled to a liquidation preference of $3.34 per Preferred OP Unit. All net income and capital proceeds earned by the Operating Partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A OP Units and Class B OP Units in proportion to the number OP Units owned by each such holder.

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

   In conjunction with the Spin-Off and Merger, the Company issued to holders of CapStar OP Units, 1,083,759 Class A and B OP Units and 392,157 Preferred OP Units.

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

8.  Earnings Per Share

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for net income for the year ended December 31, 1999 and for the period August 3, 1998 through December 31, 1998:

Basic EPS Computation:                                        1999            1998
                                                       --------------------------------
     Net income                                                 $ 6,685         $   551
     Weighted average number of shares
     of Common Stock outstanding                                 27,868          25,335
                                                       --------------------------------
     Basic EPS                                                  $  0.24         $  0.02
                                                       ================================

Diluted EPS Computation:
     Net income                                                 $ 6,685         $   551
     Minority interest, net of tax                                    -             (90)
                                                       --------------------------------
     Adjusted net income                                        $ 6,685         $   461
                                                       --------------------------------

     Weighted average number of shares
     of Common Stock outstanding                                 27,868          25,335
     Common Stock equivalents:
        Stock options                                               146              18
        OP Units                                                    392           1,308
                                                       --------------------------------
     Total weighted average number of diluted
     shares of Common Stock outstanding                          28,406          26,661
                                                       --------------------------------
     Diluted EPS                                                $  0.24         $  0.02
                                                       ================================

    Certain OP Units were not included in the computation of diluted EPS as their effect was anti-dilutive.

    EPS for 1998 has been calculated using net income amounts for the period from the Spin-Off on August 3, 1998 through December 31, 1999. EPS is not presented for periods prior to the Spin-Off because the Company's predecessor entities were partnerships.

9.  Related-Party Transactions

    Pursuant to an intercompany agreement, the Company and the REIT provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, the Company has a right of first refusal to become the lessee of any real property acquired by the REIT. The Company also provides the REIT with certain services including administrative, renovation supervision, corporate, accounting, finance, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which the Company is compensated in an amount that the REIT would be charged by an unaffiliated third party for comparable services. During the years ended December 31, 1999 and 1998, the Company paid $1,600 and $781 for such services to the REIT, respectively.

10. Stock-Based Compensation

    On August 3, 1998, the Company adopted an equity incentive plan that authorized the Company to issue and award up to 4,000,000 shares of common stock. This plan was amended to increase the maximum number of shares of Common Stock that may be issued under the Plan to fifteen percent of the number of outstanding shares of Common Stock. Awards under the plan may be granted to directors, officers, or other key employees.

    On August 8, 1998, the Company adopted an equity incentive plan for non-employee directors that authorized the Company to issue and award options for up to 125,000 shares of common stock. These options vest in three annual installments beginning on the date of grant and on subsequent anniversaries thereof, provided the eligible director continues to serve as a director of the Company on each such anniversary. Options granted under the Plan are exercisable for ten years from the grant date.

    In November 1998, the Company implemented a stock purchase plan that allows eligible employees to purchase the Company's common stock at a discount to market value. The Company has reserved 1,500,000 shares of Common Stock for issuance under this plan.

     Stock option activity is as follows:

                                                        Equity Incentive Plan                        Directors' Plan
                                                -------------------------------------    --------------------------------------
                                                 Number of           Average Option         Number of          Average Option
                                                   Shares                Price               Shares                Price
                                                -------------      ------------------    ---------------     ------------------
Balance, August 3, 1998                                     -                       -                  -                  $   -
Granted                                             2,805,955                   $3.37             45,000                  $3.28
Exercised                                              (2,235)                      -                  -                      -
Forfeited                                                   -                       -                  -                      -
                                                -------------      ------------------    ---------------     ------------------
Balance, December 31, 1998                          2,803,720                   $3.37             45,000                  $3.28
Granted                                               449,425                    3.22             40,000                   4.19
Exercised                                            (106,579)                   2.48                  -                      -
Forfeited                                            (151,822)                   3.62                  -                      -
                                                -------------      ------------------    ---------------     ------------------
Balance, December 31, 1999                          2,994,744                   $3.36             85,000                  $3.71
                                                =============      ==================    ===============     ==================

Shares exercisable at December 31, 1999             1,776,946                   $3.40             15,000                  $3.28
                                                =============      ==================    ===============     ==================

Shares exercisable at December 31, 1998             1,415,044                   $3.43                  -                  $   -
                                                =============      ==================    ===============     ==================

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                               Options Outstanding                                    Options Exercisable
                         ---------------------------------------------------------------       ---------------------------------
                                                                                                                     Weighted
                                              Weighted Average                                                        Average
Range of exercise           Number                Remaining            Weighted Average           Number             Exercise
     prices               outstanding         Contractual Life          Exercise Price          exercisable            Price
-----------------        -------------       -------------------       -----------------       -------------       -------------
$2.19 to $2.63                 834,599                      7.23                   $2.40             672,279               $2.37
$2.69 to $3.19                 172,650                      9.02                    2.93              15,734                3.11
$3.25 to $3.28                 941,720                      8.59                    3.28             313,370                3.28
$3.31 to $4.76               1,130,775                      8.20                    4.19             790,563                4.33
                         -------------       -------------------       -----------------       -------------       -------------
$2.19 to $4.76               3,079,744                      8.10                   $3.36           1,791,946               $3.40
                         =============       ===================       =================       =============       =============

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board Opinion No. 25 in accounting for the Equity Incentive Plan and therefore no compensation cost has been recognized for the Equity Incentive Plan.

  Pro forma information regarding net income and EPS is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The weighted average fair value of the options granted was $1.46 and $1.58 at December 31, 1999 and 1998, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998:

                                                    1999              1998
                                              ---------------------------------
  Risk-free interest rate                                6.70%             5.51%
  Dividend rate                                             -                 -
  Volatility factor                                      0.56              0.50
  Weighted average expected life                   2.63 years        6.15 years

  The Company's pro forma net income and basic EPS as if the fair value method had been applied were $6,185 and $0.22 and $(2,324) and $(0.09) for 1999 and 1998, respectively. The effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income and EPS for future years.

11.  Commitments and Contingencies

     The Company leases certain hotels under non-cancelable participating leases with remaining initial terms ranging from 9 to 14 years, expiring through 2013. The total amount payable on these participating leases was $9,503 and $11,100 at December 31, 1999, and 1998 respectively. The Company also leases corporate office space. Future minimum lease payments required under these operating leases as of December 31, 1999 were as follows:

       2000            $  260,378
       2001               260,548
       2002               260,397
       2003               259,585
       2004               258,754
       Thereafter       1,582,985
                       ----------
                       $2,882,647
                       ==========

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

          Prior to the Spin-Off, the Company conducted its business primarily in only one operating segment. Therefore, the segment disclosures presented below are for the year ended December 31, 1999 and the period August 3, 1998 through December 31, 1998. The Company has determined that it is not practicable to present the segment information for the year ended December 31, 1997.

-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999                                 Hotels           Inns             Resorts           Total Segments
--------------------------------------------------------------------      -----------       ------------       ----------------
Revenues                                                    $830,828         $172,295           $273,113             $1,276,236
Participating Lease Expense                                 $261,671         $ 71,142           $ 71,273             $  404,086
EBITDA                                                      $ 17,047         $  6,164           $  6,886             $   30,097
Total Assets                                                $ 71,191         $ 14,161           $ 12,791             $   98,143
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
   Period August 3, 1998 through December 31, 1998          Hotels            Inns              Resorts         Total Segments
--------------------------------------------------------------------      -----------       ------------        ---------------
Revenues                                                    $322,720          $72,267            $73,878                $468,865
Participating Lease Expense                                 $101,423          $29,430            $24,187                $155,040
EBITDA                                                      $  4,710          $   172            $  (882)               $  4,000
Total Assets                                                $ 48,264          $42,091            $16,276                $106,631
--------------------------------------------------------------------------------------------------------------------------------

     The following is a reconciliation of the segment information to the Company's consolidated data for the year ended December 31, 1999:

                                                   Participating
                                                       Lease
                                   Revenues           Expense          EBITDA       Assets
                              ---------------------------------------------------------------
Total Segments                       $1,276,236           $404,086      $30,097      $ 98,143
Other Items                              15,878                  -       (6,833)      160,788
                              ---------------------------------------------------------------
Per Financial Statements             $1,292,114           $404,086      $23,264      $258,931
                              ===============================================================

     The following is a reconciliation of the segment information to the Company's consolidated data for the year ended December 31, 1998:

                                                 Participating
                                                     Lease
                                   Revenues         Expense         EBITDA          Assets
                                  -----------------------------------------------------------
Total Segments                         $468,865       $155,040          $ 4,000      $106,631
Other Items                               7,526              -            1,164       140,898
                                  -----------------------------------------------------------
Total August 3, 1998 through
 December 31, 1998                     $476,391       $155,040          $ 5,164      $247,529
                                  ===========================================================
Total Pre-Spin-Off (January
 1, 1998 through August 2, 1998)         86,046         31,561            6,004             -
                                  -----------------------------------------------------------
Per Financial Statements               $562,437       $186,601          $11,168      $247,529
                                  ===========================================================

    The other items in the table above represent non-operating segment activity and assets. These are primarily unallocated corporate expenses and non-segment activities, and intangible and other miscellaneous assets.

    Revenues for Canadian operations totaled $21,477 and $8,865 for the year ended December 31, 1999 and period August 3, 1998 through December 31, 1998, respectively.

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

       The following unaudited pro forma summary presents information as if AGH Leasing and AGHI had been acquired, and the Spin-Off had occurred, at the beginning of the periods presented. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.


                       PRO FORMA INFORMATION (UNAUDITED)

                                                       1998                    1997
                                                 ----------------         ---------------
Total revenue.......................                   $1,083,348                $938,613
Net income..........................                   $    3,295                $  3,097
Diluted EPS.........................                   $     0.13                $   0.12

14.  Quarterly Financial Information (Unaudited)

     The following is a summary of the Company's quarterly results of operations:

                                                               1999                                   1998
                                                               ----                                   ----
                                               First     Second    Third     Fourth     First   Second    Third     Fourth
                                              Quarter   Quarter   Quarter    Quarter   Quarter  Quarter  Quarter    Quarter
                                             ---------  --------  --------  ---------  -------  -------  --------  ---------
 Total revenue                               $325,838   $345,223  $314,788  $306,265   $30,130  $41,101  $195,498  $295,708
 Total operating expenses                     325,547    327,318   311,037   310,962    28,798   38,462   187,890   299,491
 Net operating income (loss)                      291     17,905     3,751    (4,697)    1,332    2,639     7,608    (3,783)
 Net income (loss)                               (465)     8,810     1,553    (3,213)      758    2,223     3,605    (2,636)
 Diluted earnings (loss) per share           $  (0.02)  $   0.31  $   0.05  $  (0.11)        -        -  $   0.12  $  (0.10)


     The effect of the Emerging Issues Task Force ("EITF") No. 98-9 "Accounting for Contingent Rent in Interim Financial Periods", on the Company's financial statements for the three months ended December 31, 1999 is as follows:

                      Three Months Ended December 31, 1999
                      ------------------------------------

                                     Prior to         Effect          After
                                     Effect of          of          Effect of
                                   EITF No.98-9   EITF No. 98-9   EITF No. 98-9
                                   -------------  --------------  --------------
Net operating income                    $ 1,648         $(6,345)        $(4,697)
Interest expense, net                    (1,149)              -          (1,149)
Equity in earnings of affiliate             (31)              -             (31)
Minority interest                           (52)            830             778
Income taxes                               (154)          2,040           1,886
                                        -------         -------         -------
Net income                              $   262         $(3,475)        $(3,213)
                                        =======         =======         =======

Diluted EPS                               $0.01                          $(0.11)
                                        =======                         =======

15.  Supplemental Cash Flow Information

                                                                                1999           1998          1997
                                                                             ----------     ---------      --------
Cash paid for interest and income taxes:
     Interest                                                                    $4,907     $  2,017       $     56
     Income taxes                                                                    36            -              -

Non-cash investing and financing activities:
     Conversion of OP Units to common stock                                       7,835            -              -
     OP Units issued and/or assumptions of liabilities
     in purchase of intangible assets                                             8,346       14,022              -

Assets contributed by CapStar                                                         -        2,605         38,844
Liabilities contributed by CapStar                                                    -       (7,549)        (4,219)
Debt contributed by CapStar                                                           -       (1,116)             -
                                                                             ----------      -------       --------
Net assets (liabilities) contributed by CapStar                                       -      $(6,060)       $34,625
                                                                             ==========      =======       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in the Company's definitive proxy for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation of Directors" and "Stock Option Grants" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Principal Stockholders" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

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

   Exhibit No.                     Description of Document
   -----------                     -----------------------

   2.1* Acquisition Agreement, dated as of March 15, 1998, among MeriStar H&R Operating Company, L.P., American General Hospitality Corporation, American General Hospitality, Inc., AGHL GP, Inc., the general partner of AGH Leasing, L.P., and the limited partners of AGH Leasing, Inc.
   2.2** Form of Contribution, Assumption and Indemnity Agreement between CapStar Hotel Company and MeriStar H&R Operating Company, L.P.
   3.1*   Amended and Restated Certificate of Incorporation of the Company
   3.2*   By-laws of the Company
   4.1*   Specimen Common Stock certificate
   4.4*   Form of Rights Agreement
   4.5****Form of Stock Purchase Agreement dated as of March 31, 1999 4.6****Amendment to Stock Purchase Agreement dated April 15, 1999
   4.7****Form of Registration Rights Agreement dated as of March 31, 1999
  10.1*   Form of Employment Agreement between the Company and Paul W. Whetsell
  10.2*   Form of Employment Agreement between the Company and Steven D. Jorns

  10.3*       Form of Employment Agreement between the Company and David E.
              McCaslin
  10.4*       Form of Employment Agreement between the Company and James A.
              Calder
  10.5*       Form of Employment Agreement between the Company and John E.
              Plunket
  10.6*       Form of Equity Incentive Plan of the Company
  10.7*       Form of Non-Employee Directors' Incentive Plan of the Company
  10.8***     Form of Intercompany Agreement among MeriStar Hotels & Resorts,
              Inc., MeriStar H&R Operating Company, L.P., MeriStar Hospitality
              Corporation and MeriStar Hospitality Operating Partnership, L.P.
              (Incorporated by reference to Exhibit 99.4 to CapStar Hotel
              Company's Report on Form 8-K dated March 17, 1998, No. 1-11903)
  10.9***     Form of Revolving Credit Agreement, dated as of August 3, 1998, between MeriStar H&R Operating Company, L.P. and MeriStar
              Hospitality Operating Partnership, L.P.
  10.10***    Form of Employee Stock Purchase Plan
  10.11       Form of Senior Secured Credit Facility, dated as of
              February 29, 2000 between MeriStar H&R Operating Company, L.P.
              and Societe Generale, Southwest Agency, as Arranger and
              Administrative Agent
  10.12****   Form of Agreement of Limited Partnership of MIP Lessee, LP dated as of March 31, 1999.
  10.13       Amendment to Revolving Credit Agreement, dated as of February 29,
              2000, between MeriStar H&R Operating Company, L.P. and MeriStar
              Hospitality Operating Partnership, L.P.
  21          Subsidiaries of the Company
  23          Consent of KPMG LLP

  27          Financial Data Schedule
  29          Power of Attorney (see signature page)

  ---------------
    * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-49881), filed with the Securities and Exchange Commission on August 12, 1998.
   ** Incorporated by reference to Exhibit 99.4 to CapStar Hotel Company's
      Report on Form 8-K dated March 17, 1998, No. 1-11903.
  *** Incorporated by reference to the Company's Annual Report on Form 10-K
      (File No. 001-14331), filed with the Securities and Exchange Commission on March 22, 1999.
 **** Incorporated by reference to the Company's Quarterly Report on Form 10-Q
      (File No. 001-14331), filed with the Securities and Exchange Commission on May 7, 1999.

B. Reports on Form 8-K:

      A current report on Form 8-K was filed with the Securities and Exchange Commission on August 16, 1998, as amended, reporting events required to be reported pursuant to Items 5 and 7 of the current report on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MeriStar Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERISTAR HOTELS & RESORTS, INC.

                                    By:

                                       /s/ Paul W. Whetsell
                                       _____________________________
                                       Paul W. Whetsell
                                       Chief Executive Officer and
                                       Chairman of the Board


Dated: March 14, 2000



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

           Signature                      Title                     Date
           ---------                      -----                     ----

                         Chief Executive Officer and Chairman     March 14, 2000
                         of the Board of Directors (Principal
/s/ Paul W. Whetsell
____________________
Paul W. Whetsell         Executive Officer)



                         Vice Chairman of the Board of Directors  March 14, 2000
/s/ Steven D. Jorns
___________________
Steven D. Jorns


                         President and Director                  March  14, 2000
/s/ David E. McCaslin
____________________
David E. McCaslin



                         Chief Financial Officer (Principal       March 14, 2000
/s/ James A. Calder
____________________
James A. Calder          Financial and Accounting Officer)



                         Director                                March  14, 2000
/s/ Daniel L. Doctoroff
____________________
Daniel L. Doctoroff

                         Director                                March  14, 2000
/s/ Kent R. Hance
____________________
Kent R. Hance



                         Director                                March  14, 2000
/s/ S. Kirk Kinsell
____________________
S. Kirk Kinsell



                         Director                                March  14, 2000
/s/ James McCurry
___________________
James McCurry



                         Director                                March  14, 2000
/s/ James R. Worms
____________________
James R. Worms