Form 10-Q
period 2000-03-31
MERISTAR HOTELS & RESORTS INC
filed 2000-05-11
CIK 1059341

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended March 31, 2000 or

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

Yes X  No


       The number of shares of Common Stock, par value $0.01 per share, outstanding at May 8, 2000 was 31,763,024.

                        MERISTAR HOTELS & RESORTS, INC.


                                     INDEX


                                                            Page
                                                            ----
PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets -
            March 31, 2000 and December 31, 1999                   3

            Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2000 and 1999             4

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2000 and 1999             5

            Notes to Condensed Consolidated Financial Statements   6


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                           14

PART II.    OTHER INFORMATION                                     15

ITEM 5:     OTHER INFORMATION                                     15

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                      15


PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                March 31, 2000     December 31, 1999
                                                                --------------     -----------------
                                                                 (unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                       $ 13,099            $  1,726
     Accounts receivable, net of allowance for doubtful
     accounts of $2,410 and $2,090                                     68,955              47,976
     Prepaid expenses                                                   5,509               3,589
     Deposits and other                                                 9,120               8,388
                                                                     --------            --------
Total current assets                                                   96,683              61,679
                                                                     --------            --------

Fixed assets:
   Furniture, fixtures, and equipment                                  16,161              14,832
   Accumulated depreciation                                            (2,893)             (2,522)
                                                                     --------            --------
Total fixed assets, net                                                13,268              12,310
                                                                     --------            --------

Investments in and advances to affiliates                              33,075              30,018
Intangible assets, net of accumulated
  amortization of $9,198 and $7,927                                   154,604             153,927
Restricted cash                                                             4                 210
                                                                     --------            --------

                                                                     $297,634            $258,144
                                                                     ========            ========

Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
   Accounts payable, accrued expenses and other liabilities          $106,634            $ 96,603
   Due to affiliates, net                                              23,725              11,476
   Income taxes payable                                                    80                  80
   Long-term debt, current portion                                        224                  10
                                                                     --------            --------

Total current liabilities                                             130,663             108,169
Deferred income taxes                                                  14,680              13,247
Long-term debt                                                         65,136              57,752
                                                                     --------            --------
Total liabilities                                                     210,479             179,168
Minority interests                                                     13,784              13,774
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $0.01 per share:
      Authorized - 100,000 shares
      Issued and outstanding -31,729 and 29,625 shares                    317                 296
   Additional paid-in capital                                          63,377              57,637
   Retained earnings                                                    9,676               7,236
   Accumulated other comprehensive income                                   1                  33
                                                                     --------            --------
Total stockholders' equity                                             73,371              65,202
                                                                     --------            --------

                                                                     $297,634            $258,144
                                                                     ========            ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                        2000           1999
                                                     ---------       --------
Revenue:
 Rooms                                                $236,306       $228,313
 Food and beverage                                      74,386         72,313
 Other operating departments                            24,408         23,367
 Management and other fees                               5,396          1,845
                                                      --------       --------

Total revenue                                          340,496        325,838
                                                      --------       --------

Operating expenses by department:
 Rooms                                                  54,000         52,567
 Food and beverage                                      54,024         53,296
 Other operating departments expenses                   13,440         10,712

Undistributed operating expenses:
 Administrative and general                             57,469         55,709
 Property operating costs                               48,214         45,439
 Participating lease expense                           106,241        106,275
 Depreciation and amortization                           1,643          1,549
                                                      --------       --------

Total operating expenses                               335,031        325,547
                                                      --------       --------

Net operating income                                     5,465            291

Interest expense, net                                    1,191          1,226
                                                      --------       --------

Income before minority interests and income taxes        4,274           (935)

Minority interests                                         401           (161)
                                                      --------       --------

Income before income taxes                               3,873           (774)

Income taxes                                             1,433           (309)
                                                      --------       --------

Net income                                            $  2,440       $   (465)
                                                      ========       ========

Earnings per share :
  Basic                                                  $0.08       $  (0.02)
                                                      ========       ========
  Diluted                                                $0.08       $  (0.02)
                                                      ========       ========


See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)


                                                              Three Months Ended
                                                                   March 31,
                                                             ----------------------
                                                               2000          1999
                                                             --------      --------

Operating activities:

Net income                                                   $  2,440      $   (465)

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                  1,643         1,549
 Minority interests                                               401          (161)
 Deferred income taxes                                          1,433          (309)

Changes in operating assets and liabilities:
 Accounts receivable, net                                     (20,979)      (16,232)
 Deposits and other                                              (732)       (1,595)
 Prepaid expenses                                              (1,920)          361
 Accounts payable, accrued expenses and other liabilities      10,031        19,774
 Due to affiliates, net                                        12,249        17,926
                                                             --------      --------
Net cash provided by operating activities                       4,566        20,848
                                                             --------      --------

Investing activities:
 Purchases of fixed assets                                     (1,315)         (794)
 Investments in and advances to affiliates                     (3,057)      (13,814)
 Purchases of intangible assets                                  (348)         (159)
 Change in restricted cash                                        206           564
                                                             --------      --------
Net cash used in investing activities                          (4,514)      (14,203)
                                                             --------      --------

Financing activities:
 Proceeds from issuance of long term debt                     101,500        48,000
 Principal payments on long term debt                         (93,902)      (58,170)
 Proceeds from issuances of common stock, net                   5,329           246
 Deferred costs                                                (1,600)            -
                                                             --------      --------
Net cash provided by (used in) financing activities            11,327        (9,924)
                                                             --------      --------

Effect of exchange rate changes on cash                            (6)          (70)
                                                             --------      --------

Net increase (decrease) in cash and cash equivalents           11,373        (3,349)
Cash and cash equivalents, beginning of period                  1,726        11,155
                                                             --------      --------

Cash and cash equivalents, end of period                     $ 13,099      $  7,806
                                                             ========      ========


See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
UNAUDITED (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


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

As of March 31, 2000, the Company leased or managed 217 hotels with 46,325 rooms in 33 states, the District of Columbia, Canada and the U.S. Virgin Islands.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

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

In accordance with Emerging Issues Task Force ("EITF") Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", during interim reporting periods the Company recognizes contingent rental expense prior to the achievement of the specified target that triggers the contingent rental expense if the achievement of the specified target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to the Company's recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases or the Company's annual lease expense calculations. The Company has made cash lease payments in excess of the expense that the Company is required to recognize under EITF No. 98-9 for the interim period ended March 31, 2000. The Company recognized lease expense in excess of the cash lease payments during the interim period ended March 31, 1999. As of March 31, 2000 and 1999, this resulted in a prepaid expense of $514 and an accrued liability of $3,920, respectively, which are included on the Company's condensed consolidated balance sheets.

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to interim financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the three months ended March 31, 2000, net income was $2,440, other comprehensive income, net of tax, was $(32) and comprehensive income was $2,408. For the three months ended March 31, 1999, net income was $(465), other comprehensive income, net of tax, was $(28) and comprehensive income was $(493).

3.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                  March 31,            December 31,
                                                    2000                   1999
                                             ------------------    -----------------
New Credit Facility..........................           $65,000              $     -
Credit Facility..............................                 -               57,000
Other........................................               360                  762
                                             ------------------    -----------------
                                                         65,360               57,762
Less current portion.........................              (224)                 (10)
                                             ------------------    -----------------
                                                        $65,136              $57,752
                                             ==================    =================

On February 29, 2000, the Company entered into a $100 million senior secured credit facility with a syndicate of banks (the "New Credit Facility"). The New Credit Facility bears interest at the 30-day London Inter-Bank Offered Rate plus 350 basis points and expires in February 2002 with a one-year extension option. On March 1, 2000, the Company drew down $65 million at an interest rate of 9.4% to repay the borrowings outstanding under the revolving credit agreement with the REIT (the "Credit Facility").

Upon execution of the New Credit Facility, the Credit Facility was amended to reduce the maximum borrowing limit from $75 million to $50 million.

Aggregate future maturities of the above obligations are as follows: 2000-$224; 2001-$136; and 2002-$65,000.

4.   EARNINGS PER SHARE

Earnings per share ("EPS") has been calculated using net income for the three months ended March 31, 2000 and 1999. The following tables present the computation of basic and diluted EPS:

                                                       Three Months Ended
                                                -------------------------------
                                                            March 31,
                                                -------------------------------
                                                      2000              1999
                                                    -------           -------
BASIC EPS
 COMPUTATION:
Net income                                          $ 2,440          $   (465)
Weighted average number of shares                                      25,485
   of Common Stock outstanding                       31,632          --------
                                                    -------
Basic earnings per share                            $  0.08          $  (0.02)
                                                    =======          ========

DILUTED EPS
COMPUTATION:
Net income                                          $ 2,440          $   (465)
Minority interest, net of tax                            44                 -
                                                    -------          --------
Adjusted net income                                 $ 2,484          $   (465)
                                                    =======          ========

Weighted average number of shares                                      25,485
   of Common Stock outstanding                       31,632
Common stock equivalents-OP Units                     1,024                 -
Common stock equivalents-stock                          106                 -
   options                                          -------          --------

Total weighted average number of
   diluted shares of common stock
   outstanding                                       32,762            25,485
                                                    -------          --------
Diluted earnings per share                          $  0.08          $  (0.02)
                                                    =======          ========


5.   SUPPLEMENTAL CASH FLOW INFORMATION



                                                       Three Months Ended
                                                ---------------------------------
                                                            March 31,
                                                ---------------------------------
                                                      2000               1999
                                                    -------            -------
Cash paid for interest                               $ 761             $1,469

Non-cash investing and financing activities:
 Conversion of OP Units to common stock                391                  -

6.   SEGMENTS

The Company is organized into three primary operating divisions: hotel operations ("Hotel Operations"), golf management and vacation ownership. Each division is managed separately because of its distinctive products and services. Hotel Operations is the Company's only reportable operating segment. In 1999, the Company was organized into three different operating segments: upscale, full-service hotels ("Hotels"); premium limited-service hotels and inns ("Inns"); and resort properties ("Resorts"). In 2000, the Company reorganized its operations into the current operating divisions. The 1999 operating segments have been combined with other hotel operations to form the Hotel Operations operating division. The Company's management evaluates performance of each segment based on earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following are the segment disclosures for the Hotel Operations as of and for the three months ended March 31:


                                 2000                 1999
                           ----------------     ----------------

Revenue                            $338,827             $324,348
                           ----------------     ----------------
EBITDA                             $  7,086             $  1,878
                           ----------------     ----------------
Total Assets                       $295,300             $272,726
                           ================     ================


The following is a reconciliation of the segment information to the Company's consolidated data as of and for the three months ended March 31, 2000:


                               Revenues              EBITDA            Assets
                           ----------------     ----------------   -----------


Hotel Operations                   $338,827               $7,086      $295,300
Other Items                           1,669                   22         2,334
                           ----------------     ----------------   -----------

Per Financial Statements           $340,496               $7,108      $297,634
                           ================     ================   ===========


The following is a reconciliation of the segment information to the Company's consolidated data as of and for the three months ended March 31, 1999:


                               Revenues              EBITDA            Assets
                           ----------------     ----------------   -----------


Hotel Operations                   $324,348               $1,878      $272,726
Other Items                           1,490                  (38)        1,652
                           ----------------     ----------------   -----------
Per Financial Statements           $325,838               $1,840      $274,378
                           ===================================================

The other items in the tables above represent operating segment activity and assets for the non-reportable segments.

Revenues for Canadian operations totaled $4,425 and $4,484 for the three months ended March 31, 2000 and 1999, respectively.

7.  ACQUISITION

On March 23, 2000, the Company entered into an agreement to acquire all of the outstanding shares of common stock of BridgeStreet Accommodations, Inc. ("BridgeStreet") for $1.50 in cash and 0.5 shares of the Company's common stock for each share of BridgeStreet common stock outstanding. BridgeStreet provides corporate housing services in the United States, Toronto, Canada, and the United Kingdom. The transaction is expected to close during the second quarter of 2000. Based on the current stock price, the total purchase price of the acquisition would be approximately $38.6 million.

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

The following table outlines our historical portfolio of managed and leased hotels as of the dates indicated:


                     REIT                     OTHER                  THIRD PARTY
                    LEASED                    LEASED                   MANAGED                    TOTAL
         --------------------------------------------------------------------------------------------------------
             HOTELS        ROOMS       HOTELS        ROOMS       HOTELS        ROOMS       HOTELS        ROOMS
           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
3/31/00            108       28,055           52        7,538           57       10,732          217       46,325
12/31/99           108       28,055           53        7,600           54        9,693          215       45,348
3/31/99            109       28,175           53        7,608           41        6,800          203       42,583
12/31/98           109       28,058           53        7,608           41        6,800          203       42,466

We also manage or are otherwise affiliated with 10 golf courses. Our golf course management operations are not material to any period presented.

In December 1999, the Real Estate Investment Trust Modernization Act became law. The Real Estate Investment Trust Modernization Act now permits real estate investment trusts to create a taxable subsidiary on or after January 1, 2000, which will be subject to taxation similar to a C-Corporation. MeriStar Hospitality Corporation plans to establish a taxable subsidiary. The taxable subsidiary will be allowed to lease the real property owned by MeriStar Hospitality Corporation. Therefore, all of our lease contracts with MeriStar Hospitality Corporation will be transferred to their taxable subsidiary. Concurrently, we expect to enter into management agreements with MeriStar Hospitality Corporation for these same hotels.

We have established a subcommittee of independent members of our Board of Directors to negotiate the transfer of our existing leases. Since this process is a significant change from the business structure we have maintained, it is not currently possible to predict the outcome of these negotiations. The amount of consideration, if any, to be exchanged with MeriStar Hospitality Corporation is subject to completion of these negotiations. We intend to conclude these negotiations during 2000 and to transfer the leases to MeriStar Hospitality Corporation effective January 1, 2001.

On March 23, 2000, we entered into an agreement to acquire all of the outstanding shares of common stock of BridgeStreet Accommodations, Inc. for $1.50 in cash and 0.5 shares of our common stock for each share of BridgeStreet common stock outstanding. BridgeStreet provides corporate housing services in the United States, Toronto, Canada, and the United Kingdom. We expect this transaction to close during the second quarter of 2000. Based on the current stock price, the total purchase price of the acquisition would be approximately $38.6 million.

Financial Condition

Assets
------

Our total assets increased by $39.5 million to $297.6 million at March 31, 2000 from $258.1 million at December 31, 1999 primarily due to the following:

    . Investments in and advances to affiliates increased by $3.1 million due to our investments in MIP Lessee, L.P.; STS Hotel Net, a company that provides high-speed Internet portals to guest rooms; and other hotel ventures;
    . Accounts receivable increased $21.0 million due to an increase of $34.2 million in our revenues in the first quarter of 2000 compared to the fourth quarter of 1999; and
    . Cash and cash equivalents increased $11.4 million resulting from net operating activity and additional borrowings on our credit facility.

Our assets include a substantial amount of intangible assets, primarily related to our acquisitions of hotel management companies in 1997 and 1998. We evaluate the carrying values of our long-lived intangible assets periodically in relation to their operating performance and expected future undiscounted cash flows of the underlying assets. Through March 31, 2000, our evaluations have not indicated a need to adjust the carrying value of our intangible assets. Over the past two years, however, the lodging industry has experienced the negative effects of the supply of new rooms in some hotel product types and geographic regions exceeding demand. As a result, we will continue to regularly evaluate the recoverability of our intangible assets.

Liabilities
-----------

Our total liabilities increased by $31.3 million to $210.5 million at March 31, 2000 from $179.2 million at December 31, 1999 primarily due to the following:

    . Accounts payable, accrued expenses and other liabilities increased $10.0 million due to higher operating expenses before participating lease expense for the first quarter 2000 as compared to the fourth quarter 1999;
    . Due to affiliates increased $12.2 million primarily due to the participating rent payable balance at March 31, 2000 being $13.2 million higher than at December 31, 1999; and
    . Long-term debt increased $7.3 million due to borrowings under our new credit facility to fund short term operating requirements.

Stockholders' Equity
--------------------

Stockholders' equity increased $8.2 million primarily due to the sale of 1,818,182 shares of our common stock to our joint venture partner in MIP Lessee, L.P. and the net income of $2.4 million for the quarter.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenues
---------

Total revenue increased $14.7 million or 4.5% to $340.5 million in the three months ended March 31, 2000 compared to $325.8 million in the three months ended March 31, 1999. The increase in revenue is primarily the result of an increase in the number of third party managed hotels and a 3.4% improvement in revenue per available room from our leased hotels. This improvement in revenue per available room was primarily the result of a 4.3% increase in the average daily rate. The following table provides our operating statistics for our leased hotels on a pro forma basis for the quarter:

                                    2000              1999              Change
                                -------------     -------------     -------------
Revenue per available room            $ 79.31           $ 76.71               3.4%
Average daily rate                    $112.44           $107.84               4.3%
Occupancy                                70.5%             71.1%           (0.08)%

Operating Expenses
------------------

Operating expenses increased $9.5 million or 2.9% to $335.0 million in the three months ended March 31, 2000 compared to $325.5 million in the three months ended March 31, 1999. The increase reflects the increased departmental operating costs of our leased hotels associated with the increase in revenue.

Earnings Before Interest, Taxes, Depreciation and Amortization
--------------------------------------------------------------

Earnings before interest, taxes, depreciation and amortization increased to $7.1 million in the three months ended March 31, 2000 compared to $1.8 million in the three months ended March 31, 1999. The increase in earnings before interest, taxes, depreciation and amortization is primarily due to the increase in the number of hotels managed by us in 2000 compared to 1999. This increase in managed hotels resulted in a $3.6 million increase in management and other fees. The remaining $1.7 million increase in earnings before interest, taxes, depreciation and amortization resulted from the increase in revenues at our leased hotels.

Minority interest and taxes increased by $0.6 million and $1.7 million, respectively, due to higher operating income as compared to 1999.

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods" requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations. We made cash lease payments in excess of the expense we were required to recognize under EITF No. 98-9 during the interim period ended March 31, 2000. We recognized lease expense in excess of the cash lease payments during the interim period ended March 31, 1999. As of March 31, 2000 and 1999, this resulted in a prepaid expense of $514 and an accrued liability of $3,920, respectively, which are included on our condensed consolidated balance sheets. The effect on our financial statements is as follows (in thousands, except for per share amounts):

                       Three Months Ended March 31, 2000
                       ---------------------------------

                              Prior to Effect       Effect       After Effect
                                     of               of              of
                               EITF No. 98-9    EITF No. 98-9   EITF No. 98-9
                              ----------------  --------------  --------------

Net operating income                  $ 4,951           $ 514         $ 5,465
Interest expense, net                  (1,191)              -          (1,191)
Minority interest                        (287)           (114)           (401)
Income taxes                           (1,285)           (148)         (1,433)
                                      -------           -----         -------
Net income                            $ 2,188           $ 252         $ 2,440
                                      =======           =====         =======

Diluted earnings per share            $  0.07                           $0.08
                                      =======                         =======

                       Three Months Ended March 31, 1999
                       ---------------------------------

                              Prior to Effect       Effect       After Effect
                                     of               of              of
                               EITF No. 98-9    EITF No. 98-9   EITF No. 98-9
                              ----------------  --------------  --------------

Net operating income                  $ 4,211         $(3,920)        $   291
Interest expense, net                  (1,226)              -          (1,226)
Minority interest                        (512)            673             161
Income taxes                             (989)          1,298             309
                                      -------         -------         -------
Net income                            $ 1,484         $(1,949)        $  (465)
                                      =======         =======         =======

Diluted earnings per share            $  0.06                          $(0.02)
                                      =======                         =======


Liquidity and Capital Resources

Sources of Cash

Our continuing operations are funded through cash generated from hotel management and leasing operations. We finance business acquisitions and investments in affiliates through a combination of internally generated cash, external borrowings and the issuance of partnership interests and/or common stock. We generated $4.6 million from operations in the first three months of 2000.

We generated $11.3 million of cash from financing activities during the first three months of 2000 primarily from the following:

    .   We received $65.0 million from our new credit facility;
    . We made $57.1 million of net principal payments on our credit facility with MeriStar Hospitality Corporation; and
    .   We received $5.3 million from the issuances of our common stock.

Under the terms of the participating lease agreements with our lessors, our lessors will generally be required to fund significant capital expenditures at the hotels we lease.

Uses of Cash

We used $4.5 million of cash in investing activities during the first three months of 2000 primarily for the following:

    . Our $1.3 million of fixed asset purchases; and . Our investments of $3.1 million in hotel partnerships.

Revolving Credit Facilities

On February 29, 2000, we entered into a $100.0 million senior secured revolving credit facility with a syndicate of banks. The credit facility bears interest at the 30-day London Inter-Bank Offered Rate plus 350 basis points and expires in February 2002 with an optional one-year extension. We drew down $65 million at an interest rate of 9.4% to repay the borrowings outstanding under the revolving credit agreement with MeriStar Hospitality Corporation.

Upon execution of this new credit facility, the facility with MeriStar Hospitality Corporation was amended to reduce the maximum borrowing limit from $75 million to $50 million.

Summary

We believe cash generated by our operations, together with anticipated borrowing capacity under our credit facilities, will be sufficient to fund our requirements for working capital, capital expenditures, and debt service. We expect to continue to seek acquisitions of hotel, resort and golf management businesses and management contracts. In addition, we expect to expand our business into vacation ownership development and management and, through the acquisition of BridgeStreet, to corporate (extended-stay) housing. We expect to finance future acquisitions through a combination of additional borrowings under our credit facilities and the issuance of partnership interests and/or our common stock. We believe these sources of capital will be sufficient to provide for our long-term capital needs.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. Excluding the effect of Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", we have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our credit facilities that impact the fair value of these obligations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We have not entered into any derivative or interest rate transactions.

Our long-term debt of $65.0 million at March 31, 2000 matures in February 2002 with an optional one-year extension. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 350 basis points. The interest rate was 9.4% at March 31, 2000. We have determined that the fair value of the debt approximates its carrying value.

Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows as of and for the three months ended March 31, 2000. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2000. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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


ITEM 6:  EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits.

27 -- Financial Data Schedule

          Current Report on Form 8-K dated and filed on March 24, 2000, regarding the merger of MeriStar Hotels & Resorts, Inc. with BridgeStreet Accommodations, Inc.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MeriStar Hotels & Resorts, Inc.




Dated: May 8, 2000            /s/ James A. Calder
                              -------------------

                              James A. Calder
                              Chief Financial Officer