Form 10-Q
period 2000-06-30
MERISTAR HOTELS & RESORTS INC
filed 2000-08-10
CIK 1059341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended June 30, 2000 or

    [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the transition period from            to



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

Yes X  No

     The number of shares of Common Stock, par value $0.01 per share, outstanding at August 9, 2000 was 35,862,997.

                        MERISTAR HOTELS & RESORTS, INC.

                                     INDEX

                                                                     Page
                                                                     ----
PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets -
          June 30, 2000 and December 31, 1999                          3

          Condensed Consolidated Statements of Operations -
          Three Months and Six Months Ended
          June 30, 2000 and 1999                                       4

          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2000 and 1999                      5

          Notes to Condensed Consolidated Financial Statements         6


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                 17

PART II.  OTHER INFORMATION                                           18

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                            18

ITEM 5:   OTHER INFORMATION                                           18

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                            18

PART I.   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  June 30, 2000    December 31, 1999
                                                                  -------------    -----------------
                                                                  (unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                        $  7,506             $  1,726
     Accounts receivable, net of allowance for doubtful
     accounts of $3,694 and $2,090                                      73,868               47,976
     Prepaid expenses                                                   21,835                3,589
     Deposits and other                                                 15,248                8,388
                                                                      --------             --------
Total current assets                                                   118,457               61,679
                                                                      --------             --------
Fixed assets:
     Furniture, fixtures, and equipment                                 25,130               14,832
     Accumulated depreciation                                           (3,502)              (2,522)
                                                                      --------             --------
Total fixed assets, net                                                 21,628               12,310
                                                                      --------             --------
Investments in and advances to affiliates                               36,689               30,018
Intangible assets, net of accumulated
  amortization of $10,672 and $7,927                                   191,904              153,927
Deferred tax asset                                                         905                    -
Restricted cash                                                              -                  210
                                                                      --------             --------
                                                                      $369,583             $258,144
                                                                      ========             ========
Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
     Accounts payable, accrued expenses and other liabilities         $125,324             $ 96,603
     Due to MeriStar Hospitality Corporation                            22,925               11,476
     Income taxes payable                                                  150                   80
     Long-term debt, current portion                                       217                   10
                                                                      --------             --------
Total current liabilities                                              148,616              108,169

Deferred income taxes                                                   24,099               13,247
Long-term debt                                                          85,192               57,752
                                                                      --------             --------
Total liabilities                                                      257,907              179,168
Minority interests                                                      14,373               13,774
Commitments and contingencies
Stockholders' equity:
     Common stock, par value $0.01 per share:
      Authorized - 100,000 shares
      Issued and outstanding - 35,863 and 29,625 shares                    359                  296
     Additional paid-in capital                                         74,727               57,637
     Retained earnings                                                  22,166                7,236
     Accumulated other comprehensive income:
      Translation adjustment                                               123                   33
      Unrealized loss on investments                                       (72)                   -
                                                                      --------             --------
Total stockholders' equity                                              97,303               65,202
                                                                      --------             --------
                                                                      $369,583             $258,144
                                                                      ========             ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
                                                        ---------------------    --------------------
                                                          2000         1999        2000        1999
                                                        --------     --------    --------    --------
Revenue:
  Rooms                                                 $253,242     $242,598    $489,548    $470,911
  Food and beverage                                       80,193       76,888     154,579     149,201
  Corporate housing                                        9,392            -       9,392           -
  Other operating departments                             25,186       22,294      49,594      45,661
  Management and other fees                                4,675        3,443      10,071       5,288
                                                        --------     --------    --------    --------
Total revenue                                            372,688      345,223     713,184     671,061
                                                        --------     --------    --------    --------
Operating expenses by department:
  Rooms                                                   56,868       56,041     110,868     108,608
  Food and beverage                                       56,619       55,456     110,643     108,752
  Corporate housing                                        6,037            -       6,037           -
  Other operating departments expenses                    14,113       11,527      27,553      22,239

Undistributed operating expenses:
  Administrative and general                              58,155       53,005     115,624     108,714
  Property operating costs                                48,535       47,464      96,749      92,903
  Participating lease expense                            107,071      102,338     213,312     208,613
  Depreciation and amortization                            2,119        1,487       3,762       3,036
                                                        --------     --------    --------    --------
Total operating expenses                                 349,517      327,318     684,548     652,865
                                                        --------     --------    --------    --------
Net operating income                                      23,171       17,905      28,636      18,196

Interest expense, net                                      1,353        1,280       2,544       2,506
                                                        --------     --------    --------    --------
Income before minority interests
and income taxes                                          21,818       16,625      26,092      15,690

Minority interests                                         1,738        2,605       2,139       2,444
                                                        --------     --------    --------    --------
Income before income taxes                                20,080       14,020      23,953      13,246

Income taxes                                               7,590        5,210       9,023       4,901
                                                        --------     --------    --------    --------
Net income                                              $ 12,490     $  8,810    $ 14,930    $  8,345
                                                        ========     ========    ========    ========
Other comprehensive income:
   Foreign currency translation adjustment                   122           (5)         90         (33)
   Unrealized loss on investments                            (72)           -         (72)          -
                                                        --------     --------    --------    --------
Comprehensive income                                    $ 12,540     $  8,805    $ 14,948    $  8,312
                                                        ========     ========    ========    ========
Earnings per share:
     Basic                                              $   0.38     $   0.32    $   0.46    $   0.32
                                                        ========     ========    ========    ========
     Diluted                                            $   0.37     $   0.31    $   0.45    $   0.31
                                                        ========     ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                             Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
Operating activities:

Net income                                                  $  14,930  $  8,345

Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                3,762     3,036
   Minority interests                                           2,139     2,444
   Deferred income taxes                                        9,118     4,901
 Changes in operating assets and liabilities:
   Accounts receivable, net                                   (21,544)   (8,998)
   Deposits and other                                          (5,548)   (4,563)
   Prepaid expenses                                           (12,561)   (2,296)
   Accounts payable, accrued expenses and other liabilities    10,534     8,582
   Income taxes payable                                          (100)        -
   Due to MeriStar Hospitality Corporation                     11,449    10,716
                                                            ---------  --------
Net cash provided by operating activities                      12,179    22,167
                                                            ---------  --------
Investing activities:
   Purchases of fixed assets                                   (4,334)   (2,092)
   Investments in and advances to affiliates, net              (6,671)  (15,075)
   Purchases of intangible assets                              (1,604)     (251)
   Cash paid to BridgeStreet Accommodations shareholders      (12,216)        -
   Change in restricted cash                                      210       359
                                                            ---------  --------
Net cash used in investing activities                         (24,615)  (17,059)
                                                            ---------  --------
Financing activities:
   Proceeds from issuance of long term debt                   138,500    76,000
   Principal payments on long term debt                      (110,979)  (95,014)
   Purchase of OP units                                        (1,149)        -
   BridgeStreet Accommodations debt repaid                    (12,021)        -
   Proceeds from issuances of common stock, net                 5,488     5,611
   Deferred financing costs                                    (1,600)        -
                                                            ---------  --------
Net cash provided by (used in) financing activities            18,239   (13,403)
                                                            ---------  --------
Effect of exchange rate changes on cash                           (23)      (57)

Net increase (decrease) in cash and cash equivalents            5,780    (8,352)
Cash and cash equivalents, beginning of period                  1,726    11,155
                                                            ---------  --------
Cash and cash equivalents, end of period                    $   7,506  $  2,803
                                                            =========  ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
UNAUDITED (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


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

On May 31, 2000, the Company completed the acquisition of BridgeStreet Accommodations, Inc. ("BridgeStreet"). BridgeStreet provides corporate housing services in the United States, Canada, and the United Kingdom. The Company is continuing to operate its corporate housing division under the BridgeStreet name. The consolidated interim financial statements of the company for the three and six months ended June 30, 2000 include the operating results of BridgeStreet since May 31, 2000.

As of June 30, 2000, the Company leased or managed 217 hotels with 46,937 rooms in 33 states, the District of Columbia, Canada, Puerto Rico and the U.S. Virgin Islands. In addition, BridgeStreet had approximately 3,600 accommodations under lease in the United States, Canada, and the United Kingdom at June 30, 2000.

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

The Company's hotel participating leases have noncancelable remaining terms ranging from 9 to 14 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues.

In accordance with Emerging Issues Task Force ("EITF") Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", during interim reporting periods the Company recognizes contingent rental expense prior to the achievement of the specified target that triggers the contingent rental expense if the achievement of the specified target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to the Company's recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases or the Company's annual lease expense calculations. The Company has made cash lease payments in excess of the expense that the Company is required to recognize under EITF No. 98-9 for the interim periods ended June 30, 2000 and 1999. As of June 30, 2000 and 1999, this resulted in a prepaid expense of $10,126 and $2,900, respectively, which are included on the Company's condensed consolidated balance sheets.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which amended SFAS No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which provides additional guidance and amendments to SFAS No. 133. The Company is currently in the process of evaluating the effect this new standard will have on its financial statements.

3.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                    June 30,       December 31,
                                                      2000            1999
                                                     -------       -----------
New Credit Facility................................  $85,000         $     -
Credit Facility....................................        -          57,000
Other..............................................      409             762
                                                     -------         -------
                                                      85,409          57,762
Less current portion...............................     (217)            (10)
                                                     -------         -------
                                                     $85,192         $57,752
                                                     =======         =======

On February 29, 2000, the Company entered into a $100,000 senior secured credit facility with a syndicate of banks (the "New Credit Facility"). The New Credit Facility bears interest at the 30-day London Inter-Bank Offered Rate plus 350 basis points and expires in February 2002 with a one-year extension option. On March 1, 2000, the Company borrowed $65,000 to repay the borrowings outstanding under the revolving credit agreement with the REIT (the "Credit Facility"). Upon execution of the New Credit Facility, the Credit Facility was amended to reduce the maximum borrowing limit from $75,000 to $50,000.

Aggregate future maturities of the above obligations are as follows: 2000 - $217; 2001 - $192; and 2002 - $85,000.

4.   EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share ("EPS"):

                                                        Three Months Ended                      Six Months Ended
                                                            June 30,                                June 30,
                                                 ---------------------------------      -------------------------------
                                                    2000                 1999                2000               1999
                                                 -----------        --------------      ------------        -----------

BASIC EPS
 COMPUTATION:
Net income                                        $12,490              $ 8,810              $14,930             $ 8,345
Weighted average number of shares
   of Common Stock outstanding                     33,128               27,366               32,380              26,426
                                                  -------              -------              -------             -------
Basic earnings per share                          $  0.38              $  0.32              $  0.46             $  0.32
                                                  =======              =======              =======             =======
DILUTED EPS
 COMPUTATION:
Net income                                        $12,490              $ 8,810              $14,930             $ 8,345
Minority interest, net of tax                         999                    -                1,333               1,540
                                                  -------              -------              -------             -------
Adjusted net income                               $13,489              $ 8,810              $16,263             $ 9,885
                                                  =======              =======              =======             =======
Weighted average number of shares
   of Common Stock outstanding                     33,128               27,366               32,380              26,426
Common stock equivalents-OP Units                   3,303                  392                3,603               5,669
Common stock equivalents-stock
  options                                              85                  266                   95                 145
                                                  -------              -------              -------             -------
Total weighted average number of
   diluted shares of common stock
   outstanding                                     36,516               28,024               36,078              32,240
                                                  -------              -------              -------             -------
Diluted earnings per share                        $  0.37              $  0.31              $  0.45             $  0.31
                                                  =======              =======              =======             =======



5.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                           Six Months Ended
                                                                June 30,
                                                           ------------------
                                                             2000      1999
                                                           --------   -------
Cash paid for interest and income taxes:
 Interest                                                  $  2,353    $2,573
 Income Taxes                                                    70         1
Non-cash investing and financing activities:
  Conversion of OP Units to common stock                        391     3,453
  Issuance of common stock to BridgeStreet shareholders      11,239

  Fair value of assets acquired                              17,223         -
  Fair value of liabilities acquired                        (16,083)        -
  Fair value of debt assumed                                (12,021)        -
                                                           --------    ------
  Fair value of net liabilities assumed                     (10,881)        -
                                                           ========    ======

6.   SEGMENTS

The Company is organized into four primary operating divisions: hotel operations ("Hotel Operations"), corporate housing, golf management and vacation ownership. Each division is managed separately because of its distinctive products and services. Hotel Operations is the Company's only reportable operating segment. In 1999, the Company was organized into three different operating segments: upscale, full-service hotels ("Hotels"); premium limited-service hotels and inns ("Inns"); and resort properties ("Resorts"). In 2000, the Company reorganized its operations into the current operating divisions and the segment information for 1999 has been reclassified accordingly. The Company's management evaluates performance of each segment based on earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following are the segment disclosures for the Hotel Operations for the three months ended June 30:

                                 2000                   1999
                           -----------------      -----------------

Revenue                        $362,222               $344,273
                           =================      =================

EBITDA                         $ 25,049               $ 19,443
                           =================       ================



The following are the segment disclosures for the Hotel Operations as of and for the six months ended June 30:


                                 2000                   1999
                           -----------------      -----------------

Revenue                        $701,059               $668,389
                           =================      =================

EBITDA                         $ 32,135               $ 21,029
                           =================      =================
Total Assets                   $180,053               $133,784
                           =================      =================


The following is a reconciliation of the segment information to the Company's consolidated financial information for the three months ended June 30:


                                            2000                                 1999
                           -----------------------------------------------------------------------
                                 Revenues          EBITDA               Revenues         EBITDA
                           ----------------------------------     --------------------------------
Hotel Operations                    $362,222          $25,049              $344,041        $19,151
Other                                 10,466              241                 1,182            241
                           ----------------------------------     --------------------------------
Per Financial Statements            $372,688          $25,290              $345,223        $19,392
                           ==================================     ================================


The following is a reconciliation of the segment information to the Company's consolidated financial information as of and for the six months ended June 30:


                                                 2000                                               1999
                           -----------------------------------------------     ----------------------------------------------
                                 Revenues         EBITDA         Assets              Revenues         EBITDA        Assets
                           -----------------------------------------------     ----------------------------------------------
Hotel Operations                    $701,059        $32,135       $180,053              $668,389        $21,029      $133,784
Other                                 12,125            263        189,530                 2,672            203       135,113
                           -----------------------------------------------     ----------------------------------------------
Per Financial Statements            $713,184        $32,398       $369,583              $671,061        $21,232      $268,897
                           ===============================================     ==============================================


The other items in the tables above represent operating segment activity and assets for the non-reportable segments and non-operating segment activity and assets. The non-operating segment activity and assets are primarily unallocated corporate, expenses and intangibles and other miscellaneous assets.

Revenues for foreign operations for the three months ended June 30 were as follows:

                                 2000                   1999
                           -----------------      -----------------

Canada                          $6,527                 $5,698
                           =================      =================

United Kingdom                  $2,180                 $    -
                           =================      =================


Revenues for foreign operations for the six months ended June 30 were as follows:

                                 2000                   1999
                           -----------------      -----------------

Canada                          $10,952                $10,182
                           =================      =================

United Kingdom                  $ 2,180                $     -
                           =================      =================

7.   ACQUISITION

On May 31, 2000, the Company completed the acquisition of BridgeStreet Accommodations, Inc. ("BridgeStreet") for $1.50 in cash and 0.5 shares of the Company's common stock for each share of BridgeStreet common stock outstanding. The Company issued 4,072 shares of common stock and paid $12,216 to BridgeStreet's shareholders. In addition, the Company repaid $12,021 of BridgeStreet's outstanding debt as part of the acquisition. BridgeStreet provides corporate housing services in the United States, Canada, and the United Kingdom. The total purchase price of the acquisition was approximately $44,907, which resulted in $34,335 of goodwill. The goodwill will be amortized on a straight line basis over 35 years.

In accordance with generally accepted accounting principles, the acquisition was accounted for as a purchase. Accordingly, the operating results of BridgeStreet have been included in the Company's condensed consolidated financial statements since May 31, 2000, the date of acquisition.

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of BridgeStreet had been made at the beginning of the periods presented:


                     Three Months Ended June 30,       Six Months Ended June 30,
                         2000             1999            2000            1999
                     ------------      ---------       ----------      ---------


Revenue               $390,227         $368,961         $754,136       $717,987
Net Income            $ 11,800         $  8,369         $ 13,013       $  7,812
Earnings Per Share:
     Basic            $   0.33         $   0.27         $   0.36       $   0.26
     Diluted          $   0.32         $   0.26         $   0.36       $   0.25

The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are the lessee, manager and operator of a portfolio of hospitality-related properties and services in the hotel, corporate housing, golf, and vacation ownership areas. Our portfolio is diversified by franchise and brand affiliations. Our subsidiary, MeriStar H&R Operating Company, L.P., conducts all of our operations. We are the sole general partner of MeriStar H&R and control its operations.

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

As of June 30, 2000, we leased or managed 217 hotels with 46,937 rooms in 33 states, the District of Columbia, Canada, Puerto Rico, and the U.S. Virgin Islands. We also manage or are otherwise affiliated with 10 golf courses. Our golf course management operations are not material to any period presented.

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. for $1.50 in cash and 0.5 shares of our common stock for each share of BridgeStreet common stock outstanding. In addition, we repaid $12.0 million of BridgeStreet's outstanding debt as part of the acquisition. BridgeStreet provides corporate housing services in the United States, Canada, and the United Kingdom. The total purchase price of the acquisition was approximately $44.9 million. As of June 30, 2000, BridgeStreet had approximately 3,600 apartments under lease in the United States, Canada, and the United Kingdom.

In December 1999, the Real Estate Investment Trust Modernization Act became law. The Real Estate Investment Trust Modernization Act now permits real estate investment trusts to create a taxable subsidiary on or after January 1, 2000, which will be subject to taxation similar to a C-Corporation. MeriStar Hospitality Corporation plans to establish a taxable subsidiary. The taxable subsidiary will be allowed to lease the real property owned by MeriStar Hospitality Corporation. Therefore, all of our current lease contracts with MeriStar Hospitality Corporation will be transferred to their taxable subsidiary. Concurrently, we expect to enter into management agreements with MeriStar Hospitality Corporation for these same hotels.

We have established a subcommittee of independent members of our Board of Directors to negotiate the transfer of our existing leases. Since this process is a significant change from the business structure we have maintained, we cannot currently predict the outcome of these negotiations. The amount of consideration, if any, to be exchanged with MeriStar Hospitality Corporation is subject to completion of these negotiations. We expect to conclude these negotiations during 2000 and transfer the leases to MeriStar Hospitality Corporation effective January 1, 2001.

FINANCIAL CONDITION

ASSETS

Our total assets increased by $111.5 million to $369.6 million at June 30, 2000 from $258.1 million at December 31, 1999 primarily due to the following:
 .  Investments in and advances to affiliates increased by $6.6 million due to our investments in MIP Lessee, L.P., STS Hotel Net and other hotel ventures;
 .  Accounts receivable increased $25.9 million due to:
   . An increase of $66.4 million in our revenues in the second quarter of 2000 compared to the fourth quarter of 1999; and
   .  The addition of $4.4 million of BridgeStreet's accounts receivable.
 .  Cash and cash equivalents increased $5.8 million resulting from net operating activity and additional net borrowings on our credit facility;
 .  Prepaid expenses increased $18.2 million due to:
   . The addition of $5.9 million of BridgeStreet's prepaid expenses; and . The establishment of a $10.1 million prepaid lease expense under Emerging
      Issues Task Force Issue No. 98-9. This prepaid balance only exists at interim periods.
 . Furniture, fixtures, and equipment increased $9.3 million during the six months ended June 30, 2000 primarily due to the addition of $6.7 million of BridgeStreet's furniture, fixtures, and equipment; and
 . Intangible assets increased $38.0 million primarily due to the acquisition of BridgeStreet.

Our assets include a substantial amount of intangible assets, primarily related to our acquisitions of hotel management companies and BridgeStreet. We evaluate the carrying values of our long-lived intangible assets periodically in relation to their operating performance and expected future undiscounted cash flows of the underlying assets. Through June 30, 2000, our evaluations have not indicated a need to adjust the carrying value of our intangible assets. Over the past two years, however, the lodging industry has experienced the negative effects of the supply of new rooms in some hotel product types and geographic regions exceeding demand. As a result, we will continue to regularly evaluate the recoverability of our intangible assets.

LIABILITIES

Our total liabilities increased by $78.7 million to $257.9 million at June 30, 2000 from $179.2 million at December 31, 1999 primarily due to the following:

 . Accounts payable, accrued expenses and other liabilities increased $28.7 million due to:
   . Higher operating expenses before participating lease expense for the second quarter 2000 as compared to the fourth quarter 1999; and
   .  The addition of $14.1 million of BridgeStreet's liabilities.
 . Due to MeriStar Hospitality Corporation increased $11.4 million primarily due to the participating rent payable balance at June 30, 2000 being higher than at December 31, 1999; and
 . Long-term debt increased $27.6 million due to borrowings under our new credit facility to fund short term operating requirements and the acquisition of BridgeStreet.

STOCKHOLDERS' EQUITY

Stockholders' equity increased $32.1 million primarily due to:
 .  The issuance of 4,072,099 shares of our common stock to BridgeStreet's shareholders;
 .  The sale of 1,818,182 shares of our common stock to our joint venture partner in MIP Lessee, L.P.; and
 .  Net income of $14.9 million through June 2000.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

REVENUES

Total revenue increased $27.5 million or 8.0% to $372.7 million in the three months ended June 30, 2000 compared to $345.2 million in the three months ended June 30, 1999. The increase in revenue is primarily the result of a 30% increase in the number of third party managed hotels, the acquisition of BridgeStreet, and a 6.1% improvement in revenue per available room from our leased hotels. This improvement in revenue per available room was the result of a 6.1% increase in the average daily rate. The following table provides our operating statistics for our leased hotels on a pro forma basis for the quarter:

                                   2000             1999            Change
                              --------------   --------------   --------------
Revenue per available room        $ 79.32            $74.75           6.1%
Average daily rate                $103.77            $97.78           6.1%
Occupancy                           76.4%             76.4%           0.0%

OPERATING EXPENSES

Operating expenses increased $22.2 million or 6.8% to $349.5 million in the three months ended June 30, 2000 compared to $327.3 million in the three months ended June 30, 1999. The increase reflects the acquisition of BridgeStreet and the increased departmental operating costs of our leased hotels associated with the increase in revenue.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

Earnings before interest, taxes, depreciation and amortization increased to $25.3 million in the three months ended June 30, 2000 compared to $19.4 million in the three months ended June 30, 1999. The increase in earnings before interest, taxes, depreciation and amortization is primarily due to:

 . The increase in the number of hotels managed by us in 2000 compared to 1999.
  This increase in managed hotels resulted in a $1.2 million increase in management and other fees;
 . Our acquisition of BridgeStreet resulted in $0.9 million of earnings before interest, taxes, depreciation and amortization; and . The remaining $3.8 million increase in earnings before interest, taxes, depreciation and amortization resulted from the increase in revenues at our leased hotels.

Minority interest decreased by $0.9 million primarily due to the conversion of operating partnership units. Taxes increased by $2.4 million due to higher operating income as compared to 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

REVENUES

Total revenue increased $42.1 million or 6.3% to $713.2 million in the six months ended June 30, 2000 compared to $671.1 million in the six months ended June 30, 1999. The increase in revenue is primarily the result of a 30% increase in the number of third party managed hotels, the acquisition of BridgeStreet, and a 4.6% improvement in revenue per available room from our leased hotels. This improvement in revenue per available room was primarily the result of a 5.2% increase in the average daily rate. The following table provides our operating statistics for our leased hotels on a pro forma basis:

                                   2000             1999            Change
                              --------------   --------------   --------------
Revenue per available room        $ 76.66           $73.31            4.6%
Average daily rate                $104.63           $99.48            5.2%
Occupancy                           73.3%            73.7%           (0.5)%

OPERATING EXPENSES

Operating expenses increased $31.7 million or 4.9% to $684.5 million in the six months ended June 30, 2000 compared to $652.9 million in the six months ended June 30, 1999. The increase reflects the acquisition of BridgeStreet and the increased departmental operating costs of our leased hotels associated with the increase in revenue.


EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

Earnings before interest, taxes, depreciation and amortization increased to $32.4 million in the six months ended June 30, 2000 compared to $21.2 million in the six months ended June 30, 1999. The increase in earnings before interest, taxes, depreciation and amortization is primarily due to:

 .  The increase in the number of hotels managed by us in 2000 compared to 1999.
   This increase in managed hotels resulted in a $4.8 million increase in management and other fees;
 .  Our acquisition of BridgeStreet resulted in $0.9 million of earnings before interest, taxes, depreciation and amortization; and . The remaining $5.5 million increase in earnings before interest, taxes, depreciation and amortization resulted from the increase in revenues at our leased hotels.

Minority interest decreased by $0.3 million primarily due to the conversion of operating partnership units. Taxes increased by $4.1 million due to higher operating income as compared to 1999.

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods" requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations. We made cash lease payments in excess of the expense we were required to recognize under EITF No. 98-9 during the interim periods ended June 30, 2000 and 1999. As of June 30, 2000 and 1999, this resulted in a prepaid expense of $10,126 and $2,900, respectively, which are included on our condensed consolidated balance sheets. The effect on our financial statements is as follows (in thousands, except for per share amounts):

                                     Three Months Ended June 30, 2000
                                     --------------------------------

                               Prior to Effect        Effect        After Effect
                                      of                of               of
                                EITF No. 98-9     EITF No. 98-9    EITF No. 98-9
                               ----------------   -------------    -------------

Net operating income                $13,559          $ 9,612          $23,171
Interest expense, net                (1,353)               -           (1,353)
Minority interest                    (1,036)            (702)          (1,738)
Income taxes                         (4,242)          (3,348)          (7,590)
                                    -------          -------          -------
Net income                          $ 6,928          $ 5,562          $12,490
                                    =======          =======          =======

Diluted earnings per share          $  0.21                           $  0.37
                                    =======                           =======


                                      Three Months Ended June 30, 1999
                                      --------------------------------

                               Prior to Effect        Effect        After Effect
                                      of                of               of
                                EITF No. 98-9     EITF No. 98-9    EITF No. 98-9
                                --------------    -------------    -------------
Net operating income                 $11,085          $ 6,820          $17,905
Interest expense, net                 (1,280)               -           (1,280)
Minority interest                     (1,557)          (1,048)          (2,605)
Income taxes                          (2,978)          (2,232)          (5,210)
                                     -------          -------          -------
Net income                           $ 5,270          $ 3,540          $ 8,810
                                     =======          =======          =======

Diluted earnings per share           $  0.19                           $  0.31
                                     =======                           =======

                                        Six Months Ended June 30, 2000
                                        ------------------------------

                               Prior to Effect        Effect        After Effect
                                      of                of               of
                                EITF No. 98-9     EITF No. 98-9    EITF No. 98-9
                                --------------    -------------    -------------
Net operating income                $18,510          $10,126          $28,636
Interest expense, net                (2,544)               -           (2,544)
Minority interest                    (1,323)            (816)          (2,139)
Income taxes                         (5,527)          (3,496)          (9,023)
                                    -------          -------          -------
Net income                          $ 9,116          $ 5,814          $14,930
                                    =======          =======          =======

Diluted earnings per share          $  0.28                           $  0.45
                                    =======                           =======

                                           Six Months Ended June 30, 1999
                                           ------------------------------

                               Prior to Effect        Effect        After Effect
                                      of                of               of
                                EITF No. 98-9     EITF No. 98-9    EITF No. 98-9
                                --------------    -------------    -------------
Net operating income                $15,296           $2,900          $18,196
Interest expense, net                (2,506)               -           (2,506)
Minority interest                    (2,069)            (375)          (2,444)
Income taxes                         (3,967)            (934)          (4,901)
                                    -------           ------          -------
Net income                          $ 6,754           $1,591          $ 8,345
                                    =======           ======          =======

Diluted earnings per share          $  0.25                           $  0.31
                                    =======                           =======

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our continuing operations are funded through cash generated from hotel management and leasing operations, and corporate housing operations. We finance business acquisitions and investments in affiliates through a combination of internally generated cash, external borrowings and the issuance of partnership interests and/or common stock. We generated $12.2 million of cash from operations in the first six months of 2000.

We generated $18.2 million of cash from financing activities during the first six months of 2000 primarily from the following:

   .  We borrowed $27.5 million on our credit facilities;
   . We repaid $12.0 million of the BridgeStreet debt as part of our acquisition of BridgeStreet; and
   .  We received $5.5 million from the issuances of our common stock.

Under the terms of the participating lease agreements with our lessors, our lessors will generally be required to fund significant capital expenditures at the hotels we lease.

Uses of Cash

We used $24.6 million of cash in investing activities during the first six months of 2000 primarily for the following:

    .  We purchased $4.3 million of fixed assets;
    . We invested $6.7 million in hotel partnerships; and . We paid $12.2 million in cash to BridgeStreet shareholders during the acquisition.


Revolving Credit Facilities

On February 29, 2000, we entered into a $100.0 million senior secured revolving credit facility with a syndicate of banks. The credit facility bears interest at the 30-day London Inter-Bank Offered Rate plus 350 basis points and expires in

February 2002 with an optional one-year extension. We borrowed $65 million to repay the borrowings outstanding under the revolving credit agreement with MeriStar Hospitality Corporation. At June 30, 2000, we had $15.0 million of unused capacity under the senior secured revolving credit facility.

Upon execution of this new credit facility, the facility with MeriStar Hospitality Corporation was amended to reduce the maximum borrowing limit from $75 million to $50 million.

Summary

We believe cash generated by our operations, together with anticipated borrowing capacity under our credit facilities, will be sufficient to fund our requirements for working capital, capital expenditures, and debt service. We expect to continue to seek acquisitions of hotel, resort and golf management businesses and management contracts. In addition, we expect to expand our corporate housing business by entering new markets. We also expect to expand our business into vacation ownership management. We expect to finance future acquisitions through a combination of additional borrowings under our credit facilities and the issuance of operating partnership units and/or our common stock. We believe these sources of capital will be sufficient to provide for our long-term capital needs.

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

Corporate housing activity peaks in the summer months and declines during the fourth quarter and the first part of the first quarter. We expect to have lower revenue, operating income and cash flow from corporate housing in the first and fourth quarters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our credit facilities that impact the fair value of these obligations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

In April 2000, we entered into a $40 million periodic rate collar agreement with a financial institution in order to hedge against the impact future interest rate fluctuations may have on our floating rate debt. The rate collar agreement establishes the London Interbank Offered Rate at a floor rate of 6.05% and a ceiling rate of 8.5%. During the three months ended June 30, 2000, we made no payments related to this instrument.

Our credit facility long-term debt of $85.0 million at June 30, 2000 matures in February 2002 with an optional one-year extension. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 350 basis points. The interest rate was 10.2% at June 30, 2000. We have determined that the fair value of the debt approximates its carrying value.

Although we conduct business in Canada and the United Kingdom, these foreign operations were not material to our consolidated financial position, results of operations or cash flows as of and for the three and six months ended
June 30, 2000. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and six months ended June 30, 1999. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II.  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Registrant was held on May 18, 2000.

At that meeting, the following matters were submitted to a vote of the stockholders of MeriStar Hotels & Resorts, Inc.:

ITEM No. 1

To reelect six members of the Board of Directors; three of the reelected members to serve for a two-year term expiring on the date of the Annual Meeting in 2002 and until their successors have been duly elected and qualified and three of the reelected members to serve for a three-year term expiring on the date of the Annual Meeting in 2003 and until their successors have been duly elected and qualified.

              Election of Directors         For       Withheld
              ---------------------         ---       --------
               S. Kirk Kinsell           23,500,358    118,049
               David E. McCaslin         22,805,100    813,307
               James B. McCurry          23,506,708    111,699
               Kent R. Hance             23,606,125     12,282
               Paul W. Whetsell          22,805,100    813,307
               James R. Worms            23,608,458      9,949

ITEM No. 2

To ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2000.

             For                           23,592,673
             Against                           16,411
             Abstain                            9,323

ITEM 5.     OTHER INFORMATION

Forward-Looking Statements

Certain statements in this Form 10-Q and in the future filings by the Company with the SEC, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include: the ability of the Company to successfully implement its operating strategy; the Company's ability to manage expansion; lease rental rates; changes in economic cycles; competition from other hospitality companies; the ability of the REIT to acquire properties which will be leased to the Company; the availability of financing to the Company and to the REIT; and changes in the laws and governmental regulations applicable to the relationship between the REIT and the Company.

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

                              MeriStar Hotels & Resorts, Inc.



Dated: August 9, 2000                  /s/ James A. Calder
                                       ---------------------------
                                           James A. Calder
                                           Chief Financial Officer