Form 10-Q
period 2000-09-30
MERISTAR HOTELS & RESORTS INC
filed 2000-11-13
CIK 1059341

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (Mark One)

   [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

             For the quarterly period ended September 30, 2000 or

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

Yes X  No


     The number of shares of Common Stock, par value $0.01 per share, outstanding at November 10, 2000 was 35,925,008.
===============================================================================

                         MERISTAR HOTELS & RESORTS, INC.


                                      INDEX

                                                                 Page
                                                                 ----

PART I.     FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999               3

            Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended
            September 30, 2000 and 1999                            4

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2000 and 1999          5

            Notes to Condensed Consolidated Financial Statements   6


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS         12

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                           17

PART II.    OTHER INFORMATION                                     18

ITEM 5:     OTHER INFORMATION                                     18

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                      18

PART I.     FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS
MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             September 30, 2000     December 31, 1999
                                                             -------------------    ------------------
                                                                   (unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                       $  9,989             $  1,726
   Accounts receivable, net of allowance for doubtful
     accounts of $3,732 and $2,090                                   77,243               47,976
   Prepaid expenses                                                  21,921                3,589
   Deposits and other                                                13,338                8,388
                                                                   --------             --------
Total current assets                                                122,491               61,679
                                                                   --------             --------

Fixed assets:
   Furniture, fixtures, and equipment                                27,503               14,832
   Accumulated depreciation                                          (4,499)              (2,522)
                                                                   --------             --------
Total fixed assets, net                                              23,004               12,310
                                                                   --------             --------

Investments in and advances to affiliates                            38,001               30,018
Intangible assets, net of accumulated
  amortization of $12,349 and $7,927                                190,399              153,927
Deferred income taxes                                                   904                    -
Restricted cash                                                           -                  210
                                                                   --------             --------
                                                                   $374,799             $258,144
                                                                   ========             ========

Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
   Accounts payable, accrued expenses and other liabilities        $124,878             $ 96,603
   Due to MeriStar Hospitality Corporation                           20,619               11,476
   Income taxes payable                                                 150                   80
   Long-term debt, current portion                                       80                   10
                                                                   --------             --------
Total current liabilities                                           145,727              108,169

Deferred income taxes                                                23,257               13,247
Long-term debt                                                       95,184               57,752
                                                                   --------             --------
Total liabilities                                                   264,168              179,168
Minority interests                                                   14,343               13,774
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $0.01 per share
      Authorized - 10,000 shares
   Common stock, par value $0.01 per share
      Authorized - 100,000 shares
      Issued and outstanding - 35,894 and  29,625 shares                359                  296
   Additional paid-in capital                                        74,801               57,637
   Retained earnings                                                 21,265                7,236
   Accumulated other comprehensive income:
      Translation adjustment                                            (53)                  33
      Unrealized loss on investments                                    (84)                   -
                                                                   --------             --------
Total stockholders' equity                                           96,288               65,202
                                                                   --------             --------

                                                                   $374,799             $258,144
                                                                   ========             ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
                                                    ---------------------  ----------------------
                                                      2000        1999        2000         1999
                                                    --------   ---------   ----------   ----------
Revenue:
  Rooms                                             $231,497   $ 226,310   $  721,045   $697,221
  Food and beverage                                   67,618      64,852      222,197    214,053
  Corporate housing                                   29,369         ---       38,761        ---
  Other operating departments                         21,593      21,551       71,187     67,212
  Management and other fees                            6,287       2,075       16,358      7,363
                                                    --------   ---------   ----------   --------

Total revenue                                        356,364     314,788    1,069,548    985,849
                                                    --------   ---------   ----------   --------

Operating expenses by department:
  Rooms                                               55,956      55,146      166,824    163,754
  Food and beverage                                   51,451      50,316      162,094    159,068
  Corporate housing                                   18,744          --       24,781         --
  Other operating departments expenses                12,693      10,245       40,246     32,484

Undistributed operating expenses:
  Administrative and general                          58,270      49,257      173,894    157,971
  Property operating costs                            48,678      47,259      145,427    140,162
  Participating lease expense                        106,792      97,396      320,104    306,009
  Depreciation and amortization                        2,778       1,418        6,540      4,454
                                                    --------   ---------   ----------   --------

Total operating expenses                             355,362     311,037    1,039,910    963,902
                                                    --------   ---------   ----------   --------

Net operating income                                   1,002       3,751       29,638     21,947

Interest expense, net                                  1,986       1,037        4,530      3,543
                                                    --------   ---------   ----------   --------

Income before minority interests
and income taxes                                        (984)      2,714       25,108     18,404

Minority interests                                       (31)        250        2,108      2,694
                                                    --------   ---------   ----------   --------

Income before income taxes                              (953)      2,464       23,000     15,710

Income taxes                                             (52)        911        8,971      5,812
                                                    --------   ---------   ----------   --------
Net income                                          $   (901)  $   1,553   $   14,029   $  9,898
                                                    ========   =========   ==========   ========

Other comprehensive income:
   Foreign currency translation adjustment              (176)         (1)         (86)       (34)
   Unrealized loss on investments                        (12)        ---          (84)       ---
                                                    --------   ---------   ----------   --------
   Comprehensive income                             $ (1,089)  $   1,552   $   13,859   $  9,864
                                                    ========   =========   ==========   ========

Earnings per share:
     Basic                                          $  (0.03)  $    0.05   $     0.42   $   0.36
                                                    ========   =========   ==========   ========
     Diluted                                        $  (0.03)  $    0.05   $     0.41   $  $0.36
                                                    ========   =========   ==========   ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                    ----------------------
                                                                       2000        1999
                                                                    ---------   ----------
Operating activities:

Net income                                                          $  14,029   $    9,898

Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                        6,540        4,454
   Minority interests                                                   2,108        2,694
   Deferred income taxes                                                8,276        5,813
 Changes in operating assets and liabilities:
   Accounts receivable, net                                           (24,919)      (3,487)
   Deposits and other                                                  (3,638)      (2,510)
   Prepaid expenses                                                   (12,646)      (7,024)
   Accounts payable, accrued expenses and other liabilities            11,029       (1,769)
   Income Taxes Payable                                                  (100)         (35)
   Due to MeriStar Hospitality Corporation                              9,143       11,059
                                                                    ---------   ----------
Net cash provided by operating activities                               9,822       19,093
                                                                    ---------   ----------

Investing activities:
   Purchases of fixed assets                                           (7,054)      (3,641)
   Investments in and advances to affiliates, net                      (7,983)     (15,465)
   Purchases of intangible assets                                      (2,716)      (2,860)
   Cash paid to BridgeStreet Accommodations shareholders              (12,216)         ---
   Change in restricted cash                                              210          416
                                                                    ---------   ----------
Net cash used in investing activities                                 (29,759)     (21,550)
                                                                    ---------   ----------

Financing activities:
   Proceeds from issuance of long term debt                           154,500      121,000
   Principal payments on long term debt                              (117,124)    (131,993)
   Purchase of OP units                                                (1,149)         ---
   BridgeStreet Accommodations debt repaid                            (12,021)         ---
   Proceeds from issuances of common stock, net                         5,494        5,879
   Deferred financing costs                                            (1,601)         ---
                                                                    ---------   ----------
Net cash provided by (used in) financing activities                    28,099       (5,114)
                                                                    ---------   ----------

Effect of exchange rate changes on cash                                   101           (3)

Net increase (decrease) in cash and cash equivalents                    8,263       (7,574)
Cash and cash equivalents, beginning of period                          1,726       11,155
                                                                    ---------   ----------

Cash and cash equivalents, end of period                            $   9,989   $    3,581
                                                                    =========   ==========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
UNAUDITED (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1.   ORGANIZATION

We lease, manage and operate a portfolio of hospitality properties and provide related services in the hotel, corporate housing, golf, and vacation membership markets. Our portfolio is diversified by franchise and brand affiliations. Our subsidiary, MeriStar H&R Operating Company, L.P., conducts all of our operations. We are the sole general partner of MeriStar H&R and control its operations.

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

We have an intercompany agreement with MeriStar Hospitality Corporation. This provides each of us the right to participate in certain transactions entered into by each company. In particular, we have the right of first refusal to become the lessee of any real property acquired by MeriStar Hospitality Corporation. We also provide MeriStar Hospitality Corporation with certain services including administrative, renovation supervision, corporate, accounting, finance, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We are compensated in an amount that MeriStar Hospitality Corporation would be charged by an unaffiliated third party for comparable services.

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet provides corporate housing services in the United States, Canada, and the United Kingdom. We are continuing to operate our corporate housing division under the BridgeStreet name. Our consolidated interim financial statements for the nine months ended September 30, 2000 include the operating results of BridgeStreet since May 31, 2000.

As of September 30, 2000, we leased or managed 213 hotels with 46,511 rooms in 33 states, the District of Columbia, Canada, Puerto Rico and the U.S. Virgin Islands. In addition, we had approximately 3,600 apartments under lease in the United States, Canada, and the United Kingdom at September 30, 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted, which are normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

In our opinion, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts on our balance sheet, income statement and the disclosure of contingent assets and liabilities at the date of our financial statements. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Our hotel participating leases have noncancelable remaining terms ranging from 9 to 13 years. The leases can be terminated earlier under certain circumstances defined in the leases. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined in the lease agreement. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues.

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations. We made cash lease payments in excess of the expense we were required to recognize under EITF No. 98-9 during the interim periods ended September 30, 2000 and 1999. As of September 30, 2000, we had a prepaid expense balance of $9,910 which is included on our condensed consolidated balance sheet.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 137 which amended Statement of Financial Accounting Standard No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138 which provides additional guidance and amendments to Statement of Financial Accounting Standard No. 133. We are currently in the process of evaluating the effect this new standard will have on our financial statements. We do not believe the standard will have a material impact on our financial statements.

3.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 September 30,        December 31,
                                                                      2000                1999
                                                                 -------------        ------------
Senior secured credit facility .................................   $ 95,000            $      -
Revolving credit facility with MeriStar Hospitality
 Corporation....................................................          -              57,000
Other ..........................................................        264                 762
                                                                   --------            --------
                                                                     95,264              57,762
Less current portion ...........................................        (80)                (10)
                                                                   --------            --------
                                                                   $ 95,184            $ 57,752
                                                                   ========            ========

On February 29, 2000, we entered into a $100,000 senior secured credit facility with a syndicate of banks. The interest rate on the credit facility is the 30-day London Inter-Bank Offered Rate plus 350 basis points. The credit facility expires in February 2002 with a one-year extension at our option. On March 1, 2000, we borrowed $65,000 to repay the borrowings outstanding under the revolving credit agreement with MeriStar Hospitality Corporation. Upon execution of the senior secured credit facility, we amended the facility with MeriStar Hospitality Corporation to reduce the maximum borrowing limit from $75,000 to $50,000.

The aggregate future maturities of the above obligations are as follows:

  2000..................................... $     80
  2001.....................................      184
  2002.....................................        -
  2003.....................................   95,000
                                            --------
                                            $ 95,264
                                            ========
4.   EARNINGS PER SHARE

The following tables present the computation of basic and diluted earnings per share:

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                             ----------------------           -------------------------
                                               2000           1999               2000             1999
                                             --------      --------           --------         --------
BASIC EARNINGS PER SHARE
 COMPUTATION:
Net income                                   $   (901)     $  1,553           $ 14,029         $  9,898
Weighted average number of shares
   of common stock outstanding                 35,882        29,043             33,547           27,298
                                             --------      --------           --------         --------
Basic earnings per share                     $  (0.03)     $   0.05           $   0.42         $   0.36
                                             ========      ========           ========         ========
DILUTED EARNINGS PER SHARE
  COMPUTATION:
Net income                                   $   (901)     $  1,553             14,029         $  9,898
Minority interest, net of tax                     ---           (30)             1,286              ---
                                             --------      --------           --------         --------
Adjusted net income                          $   (901)     $  1,523           $ 15,315         $  9,898
                                             ========      ========           ========         ========

Weighted average number of shares
   of common stock outstanding                 35,882        29,043             33,547           27,298
Common stock equivalents-Operating
   partnership units                              ---           678              3,503              392
Common stock equivalents-stock
  options                                         ---           186                 82              160
                                              -------       -------            -------          -------

Total weighted average number of
   diluted shares of common stock
   outstanding                                 35,882        29,907             37,132           27,850
                                             ========      ========           ========         ========
Diluted earnings per share                   $  (0.03)     $   0.05           $   0.41         $   0.36
                                             ========      ========           ========         ========


5.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                           ------------------
                                                                                              2000     1999
                                                                                           --------  --------
Cash paid for interest and income taxes:
 Interest                                                                                  $  4,337   $3,674
 Income Taxes                                                                                   420       35
Non-cash investing and financing activities:
  Conversion of operating partnership units to common stock                                     391    7,790
  Operating partnership units issued and/or
   assumption of liabilities in purchase of intangible assets                                   ---    6,736
  Issuance of common stock to BridgeStreet shareholders                                      11,239      ---

  Fair value of assets acquired                                                              17,223      ---
  Fair value of liabilities acquired                                                        (16,083)     ---
  Fair value of debt assumed                                                                (12,021)     ---
                                                                                           --------   ------
  Fair value of net liabilities assumed                                                     (10,881)     ---
                                                                                           ========   ======

6.   SEGMENTS

We are organized into four operating divisions: hotel operations, corporate housing, golf management and vacation ownership. Each division is managed separately because of its distinctive products and services. Hotel operations and corporate housing are reportable operating segments. In 1999, we were organized into three different operating segments: upscale, full-service hotels; premium limited-service hotels and inns; and resort properties. In 2000, we reorganized our operations into the current operating divisions. We reclassified the segment information for 1999 accordingly. We evaluate the performance of each division based on earnings before interest, taxes, depreciation, and amortization.

The following are the segment disclosures for hotel operations and corporate housing for the three months ended September 30:

                                             Hotel Operations                           Corporate Housing
                                             ----------------                           -----------------
                                          2000                1999                   2000                1999
                                          ----                ----                   ----                ----
Revenue                                 $325,766            $314,344                $29,369                 --
                                        ========            ========                =======            ========
Earnings before interest, taxes,
  depreciation, and amortization        $    713            $  5,656                $ 3,114                 --
                                        ========            ========                =======            ========


The following are the segment disclosures for hotel operations and corporate housing as of and for the nine months ended September 30:


                                             Hotel Operations                           Corporate Housing
                                             ----------------                           -----------------
                                          2000                1999                   2000                1999
                                          ----                ----                   ----                ----
Revenue                               $1,026,825             $982,733               $38,761                 --
                                      ==========             ========               =======            =======
Earnings before interest, taxes,
  depreciation, and amortization      $   32,848             $ 26,685               $ 3,898                 --
                                      ==========             ========               =======            =======

Total assets                          $  171,713             $136,558               $20,992                 --
                                      ==========             ========               =======            =======



The following is a reconciliation of the segment information to our consolidated financial information for the three months ended September 30:

                                                     2000                                           1999
                                  -------------------------------------             -------------------------------------
                                              Earnings before interest,                         Earnings before interest,
                                              taxes, depreciation, and                           taxes, depreciation, and
                                  Revenues           amortization                    Revenues            amortization
                                  --------    -------------------------              --------   -------------------------

Hotel Operations                   $325,766            $  713                        $314,344              $5,656
Corporate Housing                    29,369             3,114                              --                  --
Other                                 1,229               (47)                            444                (487)
                                   --------            ------                        --------              ------
Per financial statements           $356,364            $3,780                        $314,788              $5,169
                                   ========            ======                        ========              ======

The following is a reconciliation of the segment information to our consolidated financial information as of and for the nine months ended September 30:

                                              2000                                                   1999
                           ---------------------------------------------          ---------------------------------------------
                                          Earnings before                                      Earnings before
                                          interest, taxes,                                      interest, taxes,
                                          depreciation, and                                    depreciation, and
                            Revenues        amortization         Assets           Revenues       amortization         Assets
                            --------      ------------------     ------           --------     ------------------   ---------

Hotel Operations            $1,026,825         $32,848          $171,713          $982,733            $26,685        $136,558
Corporate Housing               38,761           3,898            20,992                --                 --              --
Other                            3,962            (568)          182,094             3,116               (284)        140,008
                            ----------         -------          --------          --------            -------        --------
Per financial statements    $1,069,548         $36,178          $374,799          $985,849            $26,401        $276,566
                            ==========         =======          ========          ========            =======        ========

The other items in the tables above represent operating segment activity and assets for the non-reportable segments and non-operating segment activity and assets. The non-operating segment activity and assets are primarily unallocated corporate expenses and intangibles and other miscellaneous assets.

Revenues for foreign operations for the three months ended September 30 were as follows:

                                      2000                 1999
                                      ----                 ----

Canada                               $8,717               $6,163
                                     ======               ======
United Kingdom                       $7,040               $  ---
                                     ======               ======


Revenues for foreign operations for the nine months ended September 30 were as follows:

                                     2000                 1999
                                     ----                 ----

Canada                              $19,669              $16,345
                                    =======              =======
United Kingdom                      $ 9,220              $   ---
                                    =======              =======

7.   ACQUISITION

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. for $1.50 in cash and 0.5 shares of our common stock for each share of BridgeStreet common stock outstanding. We issued 4,072 shares of common stock and paid $12,216 to BridgeStreet's shareholders. In addition, we repaid $12,021 of BridgeStreet's outstanding debt as part of the acquisition. BridgeStreet provides corporate housing services in the United States, Canada, and the United Kingdom. The total purchase price of the acquisition was approximately $44,907, which resulted in $34,335 of goodwill. The goodwill will be amortized on a straight line basis over 35 years.

In accordance with generally accepted accounting principles, we accounted for the acquisition as a purchase. Accordingly, we have included the operating results of BridgeStreet in our condensed consolidated financial statements since May 31, 2000, the date of acquisition.

The following unaudited pro forma consolidated results of operations are presented as if we had acquired BridgeStreet at the beginning of the periods presented:


                                         Three Months Ended
                                            September 30,                Nine Months Ended September 30,
                                   ------------------------------        -------------------------------
                                     2000               1999                2000                1999
                                     ----               ----                ----                ----
Revenue                            $356,364             $340,921          $1,110,500         $1,058,908
Net Income                         $   (901)            $  1,765          $   12,112         $    9,577
Earnings Per Share:
     Basic                         $  (0.03)            $   0.05          $     0.33         $     0.31
     Diluted                       $  (0.03)            $   0.05          $     0.33         $     0.31

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We lease, manage and operate a portfolio of hospitality properties and provide related services in the hotel, corporate housing, golf, and vacation membership markets. Our portfolio is diversified by franchise and brand affiliations. Our subsidiary, MeriStar H&R Operating Company, L.P., conducts all of our operations. We are the sole general partner of MeriStar H&R and control its operations.

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

As of September 30, 2000, we leased or managed 213 hotels with 46,511 rooms in 33 states, the District of Columbia, Canada, Puerto Rico, and the U.S. Virgin Islands. We also manage or are otherwise affiliated with 11 golf courses. Our golf course management operations are not material to any period presented.

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. for $1.50 in cash and 0.5 shares of our common stock for each share of BridgeStreet common stock outstanding. In addition, we repaid $12.0 million of
BridgeStreet's outstanding debt as part of the acquisition.   BridgeStreet
provides corporate housing services in the United States, Canada, and the United Kingdom. The total purchase price of the acquisition was approximately $44.9 million. As of September 30, 2000, BridgeStreet had approximately 3,600 apartments under lease in the United States, Canada, and the United Kingdom.

In December 1999, the Real Estate Investment Trust Modernization Act became law. The Real Estate Investment Trust Modernization Act now permits real estate investment trusts to create a taxable subsidiary on or after January 1, 2000, which will be subject to taxation similar to a C-Corporation. In conjunction with the REIT Modernization Act, we have agreed to convert all 106 leases with MeriStar Hospitality to management contracts beginning January 1, 2001. We have structured the management agreements to mirror the current economics and terms of the existing leases. The conversion does not result in any cash consideration to be exchanged between the parties. Under the new management agreements, the base management fee is 2.5 percent of total hotel revenue with incentives up to an additional 1.5 percent of total revenue if we achieve certain operating thresholds. We are also in discussions with our other primary lessor, Winston Hotels, Inc., regarding the conversion of our 47 leases with Winston to management contracts. We have not yet reached an agreement with Winston regarding conversion of these leases.

Financial Condition

Assets
------

Our total assets increased by $116.7 million to $374.8 million at September 30, 2000 from $258.1 million at December 31, 1999 primarily due to the following:

        . Investments in and advances to affiliates increased by $8.0 million due to our investments in MIP Lessee, L.P. and other hotel ventures; . Accounts receivable increased $29.3 million primarily due to:
           . An increase of $50.1 million in our revenues in the third quarter of 2000 compared to the fourth quarter of 1999; and
           . The addition of $5.4 million of BridgeStreet's accounts receivable.
        . Cash and cash equivalents increased $8.3 million resulting from net operating activity and additional net borrowings on our credit facility;

        .  Prepaid expenses increased $18.3 million due to:
           . The addition of $6.9 million of BridgeStreet prepaid expenses; and . The establishment of a $9.9 million prepaid lease expense under
              Emerging Issues Task Force Issue No. 98-9. This prepaid balance only exists at interim periods.
        . Furniture, fixtures, and equipment increased $12.7 million during the nine months ended September 30, 2000 primarily due to the acquisition of BridgeStreet and the acquisition of computer equipment and software. As of September 30, 2000 BridgeStreet has $7.2 million of furniture, fixtures, and equipment; and
        . Intangible assets increased $36.5 million primarily due to the acquisition of BridgeStreet.

Our assets include a substantial amount of intangible assets, primarily related to our acquisitions of hotel management companies and BridgeStreet. We evaluate the carrying values of our long-lived intangible assets periodically in relation to their operating performance and expected future undiscounted cash flows of the underlying assets. Through September 30, 2000, our evaluations have not indicated a need to adjust the carrying value of our intangible assets. Over the past two years, however, the lodging industry has experienced the negative effects of the supply of new rooms in some hotel product types and geographic regions exceeding demand. As a result, we will continue to regularly evaluate the recoverability of our intangible assets.

Liabilities
-----------

Our total liabilities increased by $85.0 million to $264.2 million at September 30, 2000 from $179.2 million at December 31, 1999 primarily due to the following:

        . Accounts payable, accrued expenses and other liabilities increased $28.3 million due to:
           . Higher operating expenses before participating lease expense for the third quarter 2000 as compared to the fourth quarter 1999; and
           . The addition of $10.5 million of BridgeStreet's accounts payable, accrued expenses and other liabilities.
        . Due to MeriStar Hospitality Corporation increased $9.1 million primarily due to the participating rent payable balance at
           September 30, 2000 being higher than at December 31, 1999; and
        .  Long-term debt increased $37.4 million due to borrowings under our credit facility to fund short term operating requirements and the acquisition of BridgeStreet.

Stockholders' Equity
--------------------

Stockholders' equity increased $31.1 million primarily due to:
        . The issuance of 4,072,099 shares of our common stock to BridgeStreet's shareholders;
        . The sale of 1,818,182 shares of our common stock to our joint venture partner in MIP Lessee, L.P.; and
        .  Net income of $14.0 million through September 2000.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues
---------

Total revenue increased $41.6 million or 13.2% to $356.4 million in the three months ended September 30, 2000 compared to $314.8 million in the three months ended September 30, 1999. The increase in revenue is primarily the result of the acquisition of BridgeStreet, an increase in third-party management fees, and a 5.2% improvement in revenue per available room from our leased hotels. The improvement in revenue per available room was primarily the result of a 6.7% increase in the average daily rate. The following table provides our operating statistics for our leased hotels on a pro forma basis for the quarter:

                                        2000              1999         Change
                                        ----              ----         ------
Revenue per available room             $72.69            $69.09          5.2 %
Average daily rate                     $99.09            $92.85          6.7 %
Occupancy                                73.4%             74.4%        (1.3)%

Operating Expenses
------------------

Operating expenses increased $44.4 million or 14.3% to $355.4 million in the three months ended September 30, 2000 compared to $311.0 million in the three months ended September 30, 1999. This increase reflects:

        . The acquisition of BridgeStreet;
        . Increased participating lease expense resulting from the increase in revenue at our leased hotels; and
        . Increased administrative and general expenses due mainly to higher insurance costs and labor costs.

Earnings Before Interest, Taxes, Depreciation and Amortization
--------------------------------------------------------------

Earnings before interest, taxes, depreciation and amortization decreased to $3.8 million in the three months ended September 30, 2000 compared to $5.2 million in the three months ended September 30, 1999. The decrease in earnings before interest, taxes, depreciation and amortization is primarily due to:

        . A $4.9 million decrease in hotel operations' earnings before interest, taxes, depreciation and amortization resulting from increased cost pressures. These include higher lease expenses, energy costs, insurance costs, frequent traveler program costs, and labor costs; and
        . The acquisition of BridgeStreet resulted in $3.1 million of earnings before interest, taxes, depreciation and amortization.

Minority interest decreased by $0.3 million primarily due to lower operating income as compared to 1999. Taxes decreased by $1.0 million due to lower operating income as compared to 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues
---------

Total revenue increased $83.7 million or 8.5% to $1,069.5 million in the nine months ended September 30, 2000 compared to $985.8 million in the nine months ended September 30, 1999. The increase in revenue is primarily the result of an increase in the number of third party managed hotels, the acquisition of BridgeStreet, and a 4.9% improvement in revenue per available room from our leased hotels. The improvement in revenue per available room was primarily the result of a 5.6% increase in the average daily rate. The following table provides our operating statistics for our leased hotels on a pro forma basis:

                                       2000               1999       Change
                                       ----               ----       ------
Revenue per available room            $ 75.66            $72.14        4.9 %
Average daily rate                    $102.99            $97.49        5.6 %
Occupancy                                73.5%             74.0%      (0.7)%

Operating Expenses
------------------

Operating expenses increased $76.0 million or 7.9% to $1,039.9 million in the nine months ended September 30, 2000 compared to $963.9 million in the nine months ended September 30, 1999. The increase reflects:

        . The acquisition of BridgeStreet;
        . The increased departmental operating costs and participating lease expense of our leased hotels associated with the increase in revenue; and
        . Increased administrative and general expenses due to higher insurance costs and labor costs.

Earnings Before Interest, Taxes, Depreciation and Amortization
--------------------------------------------------------------

Earnings before interest, taxes, depreciation and amortization increased to $36.2 million in the nine months ended September 30, 2000 compared to $26.4 million in the nine months ended September 30, 1999. The increase in earnings before interest, taxes, depreciation and amortization is primarily due to:

        . A $6.2 million increase in hotel operations; and . $3.9 million from BridgeStreet's operations.

Minority interest decrease by $0.6 million primarily due to the conversion of operating partnership units. Taxes increased by $3.2 million due to higher operating income as compared to 1999.

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods," requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations. We made cash lease payments in excess of the expense we were required to recognize under EITF No. 98-9 during the interim periods ended September 30, 2000 and 1999. As of September 30, 2000 and 1999, this resulted in prepaid expense balances of $9,910 and $6,345, respectively, which are included on our condensed consolidated balance sheets. The effect on our financial statements is as follows (in thousands, except for per share amounts):



                                   Three Months Ended September 30, 2000
                                   -------------------------------------

                              Prior to Effect       Effect       After Effect
                                     of               of              of
                               EITF No. 98-9    EITF No. 98-9   EITF No. 98-9
                              ----------------  --------------  --------------

Net operating income              $ 1,218            (216)          $ 1,002
Interest expense, net              (1,986)             --            (1,986)
Minority interest                      57             (26)               31
Income taxes                          291            (239)               52
                                  -------           -----           -------
Net income                        $  (420)          $(481)          $  (901)
                                  =======           =====           =======

Diluted earnings per share        $ (0.01)                           $(0.03)
                                  =======                           =======



                                     Three Months Ended September 30, 1999
                                     -------------------------------------

                                Prior to Effect       Effect       After Effect
                                       of               of              of
                                 EITF No. 98-9    EITF No. 98-9   EITF No. 98-9
                                ----------------  --------------  --------------

Net operating income              $   306         $ 3,445          $ 3,751
Interest expense, net              (1,037)            ---           (1,037)
Minority interest                     205            (455)            (250)
Income taxes                          195          (1,106)            (911)
                                  -------         -------          -------
Net income                        $  (331)        $ 1,884          $ 1,553
                                  =======         =======          =======

Diluted earnings per share        $ (0.01)                         $  0.05
                                  =======                          =======




                                    Nine Months Ended September 30, 2000
                                    ------------------------------------

                               Prior to Effect       Effect       After Effect
                                      of               of              of
                                EITF No. 98-9    EITF No. 98-9   EITF No. 98-9
                               ----------------  --------------  --------------

Net operating income              $19,728         $ 9,910           $29,638
Interest expense, net              (4,530)             --            (4,530)
Minority interest                  (1,266)           (842)           (2,108)
Income taxes                       (5,236)         (3,735)           (8,971)
                                  -------         -------           -------
Net income                        $ 8,696         $ 5,333           $14,029
                                  =======         =======           =======

Diluted earnings per share        $  0.26                           $  0.41
                                  =======                           =======



                                   Nine Months Ended September 30, 1999
                                   ------------------------------------
                              Prior to Effect       Effect       After Effect
                                     of               of              of
                               EITF No. 98-9    EITF No. 98-9   EITF No. 98-9
                              ----------------  --------------  --------------

Net operating income              $15,602         $ 6,345           $21,947
Interest expense, net              (3,543)            ---            (3,543)
Minority interest                  (1,864)           (830)           (2,694)
Income taxes                       (3,772)         (2,040)           (5,812)
                                  -------         -------           -------
Net income                        $ 6,423         $ 3,475           $ 9,898
                                  =======         =======           =======

Diluted earnings per share        $  0.23                             $0.36
                                  =======                           =======

Liquidity and Capital Resources

Sources of Cash

Our continuing operations are funded through cash generated from hotel management and leasing operations, and corporate housing operations. We finance business acquisitions and investments in affiliates through a combination of internally generated cash, external borrowings and the issuance of partnership interests and/or common stock. We generated $9.8 million of cash from operations during the first nine months of 2000.

We generated $28.1 million of cash from financing activities during the first nine months of 2000 primarily from the following:

        . We had net borrowings of $37.4 million on our credit facilities; . We repaid $12.0 million of the BridgeStreet debt as part of our acquisition of BridgeStreet; and
        . We received $5.5 million from the issuances of our common stock.

Under the terms of the participating lease agreements with our lessors, our lessors will generally be required to fund significant capital expenditures at the hotels we lease.

Uses of Cash

We used $29.8 million of cash in investing activities during the first nine months of 2000 primarily for the following:

        . We purchased $7.1 million of fixed assets;
        . We invested $8.0 million in hotel partnerships; and . We paid $12.2 million in cash to BridgeStreet shareholders during the acquisition.

Revolving Credit Facilities

On February 29, 2000, we entered into a $100.0 million senior secured revolving credit facility with a syndicate of banks. This facility has an interest rate of the 30-day London Inter-Bank Offered Rate plus 350 basis points and expires in February 2002 with an optional one-year extension. We borrowed $65 million to repay the borrowings outstanding under the revolving credit agreement with MeriStar Hospitality Corporation. At September 30, 2000, we had $5.0 million of unused capacity under the senior secured revolving credit facility.

We amended the facility with MeriStar Hospitality Corporation to reduce the maximum borrowing limit from $75 million to $50 million when we entered into this new facility.

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

There have been no material changes since the Company filed the Form 10-Q on August 10, 2000.

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

ITEM 6:   EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits.

10.1   Form of Employment Agreement between the Company and Paul W. Whetsell

10.14  Form of Employment Agreement between the Company and John Emery

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

                              MeriStar Hotels & Resorts, Inc.



Dated: November 13, 2000          /s/ James A. Calder
                                  -----------------------
                                      James A. Calder
                                      Chief Financial Officer