Form 10-K
period 2000-12-31
MERISTAR HOTELS & RESORTS INC
filed 2001-04-02
CIK 1059341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission File Number 1-14331

                         MERISTAR HOTELS & RESORTS, INC.
               (Exact name of issuer as specified in its charter)

                DELAWARE                                      52-2101815
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)
       1010 WISCONSIN AVENUE, N.W.                              20007
            WASHINGTON, D.C.                                  (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (202) 965-4455

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
          Title of each class                     on which registered:
          -------------------                   -------------------------
 Common Stock, par value $0.01 per share         New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K__.

      Based on the average sale price at March 28, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $56,719,804.

      The number of shares of the Registrant's common stock outstanding as of March 28, 2001 was 37,136,307.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Those portions of the Registrant's definitive proxy statement relating to Registrant's 2001 Annual Meeting of Stockholders which are incorporated into Items 10, 11, 12, and 13.

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

      We lease, manage and operate a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, golf, and vacation membership markets. Our portfolio is diversified by franchise and brand affiliations. As of December 31, 2000, we leased or managed 216 hotels with 47,313 rooms in 33 states, the District of Columbia, Canada, Puerto Rico, and the U.S. Virgin Islands. In addition, we had approximately 3,200 apartments under lease in the United States, Canada, and the United Kingdom at December 31, 2000.

      We are the lessee, manager and operator of various hospitality-related assets, including nearly all of the hotels owned by MeriStar Hospitality Corporation. We are the largest independent hotel management company in the United States, based on rooms under management. As of December 31, 2000, we leased and/or managed 216 hotels containing 47,313 rooms. Of these hotels, we
(i) leased and managed 106 hotels owned by MeriStar Hospitality, containing 27,797 rooms, (ii) lease 51 additional hotels containing 7,344 rooms, and (iii) manage an additional 59 hotels containing 12,172 rooms. The hotels we manage are located throughout the United States and Canada, including most major metropolitan areas and rapidly growing secondary cities. Our hotels include hotels operated under nationally recognized brand names such as Hilton(R), Sheraton(R), Westin(R), Radisson(R), Marriott(R), Doubletree(R), Embassy Suites(R), and Holiday Inn(R). Our business strategy is to manage the renovation, repositioning and operations of each property according to a business plan specifically tailored to the characteristics of the property and its market.

      We lease and manage properties primarily within the upscale, full-service and premium limited-service sector, and perform third-party management services for owners of both sectors as well. Our management believes concentrating on the upscale, full-service sector of the lodging industry is appropriate because this sector is among the most attractive sectors available in today's current hospitality market. This sector is attractive for several reasons. First, these hotels appeal to a wide variety of customers, thus reducing the risk of decreasing demand from any particular customer group. Secondly, such hotels have particular appeal to both business executives and upscale leisure travelers, customers who are generally less price sensitive than travelers who use limited-service hotels. Finally, full-service hotels require a greater depth of management expertise than limited-service hotels, and we believe that our superior management skills provide us with a significant competitive advantage in their operation.

      We have capitalized on our hospitality management experience and expertise by continuing to secure additional management contracts and improving the operating performance of the hotels under our management. Our senior management team, with an average of more than 20 years of hospitality industry experience, has successfully managed hotels in all segments of the lodging industry. We attribute our management success to our ability to analyze each hotel as a unique property and to identify particular cash flow growth opportunities present at each hotel. Our principal operating objectives are to continue to analyze each hotel as a unique property in order to generate higher revenue per available room, increase average daily rate, and increase net operating income while providing our hotel guests with high-quality service and value.

      We also expect to capitalize on our hospitality management experience as we continue to expand into related sectors of the hospitality industry, such as managing golf courses, resorts and conference centers, and corporate (extended-stay) housing. We believe portions of these sectors are currently served by fragmented, relatively smaller management companies without the broad range of management, operational, and financial resources we possess. By bringing our expertise to other property management activities we believe we can realize significant economic benefit for the owners/lessors of such properties through increased profitability of the properties' operations. In addition, we expect to expand our own brand, Doral, through a combination of licensing and management agreements for hotels, resorts, conference centers, and golf courses. During 2000, we entered into an additional 14 hospitality and leisure management contracts. During 2000, we secured an additional golf course management contract, and, as of December 31, 2000, we leased, managed or were otherwise affiliated with 11 golf courses.

      We have invested $10 million in MeriStar Investment Partners, a joint venture with Oak Hill Capital Partners, L.P., established to acquire upscale, full-service hotels. As of December 31, 2000, the joint venture had acquired 10 full service hotels throughout the United States. We manage all of these hotels.

Company Background

      We were formed on August 3, 1998 when we were spun off by CapStar Hotel Company. CapStar Hotel Company transferred or caused to be transferred certain assets and liabilities constituting the hotel management and leasing business operated by CapStar Hotel Company and its subsidiaries to our company, which was a wholly owned subsidiary of CapStar Hotel Company. CapStar Hotel Company distributed, on a share-for-share basis, to its stockholders of record on August 3, 1998, all of the outstanding capital stock of our company.

      After the spin-off, pursuant to an agreement and plan of merger, dated as of March 15, 1998, between American General Hospitality Corporation, a Maryland corporation operating as a real estate investment trust, and certain of its affiliates and CapStar Hotel Company and certain of its affiliates, CapStar Hotel Company merged with American General Hospitality creating MeriStar Hospitality. We then acquired 100% of the partnership interests in AGH Leasing, Inc., the third party lessee of most of the hotels owned by American General Hospitality, and substantially all of the assets and certain liabilities of American General Hospitality Inc., the third-party manager of most of the hotels owned by American General Hospitality. CapStar Hotel Company and American General Hospitality Inc. were two of the fastest growing operators of upscale, full-service hotels in North America, based on rooms under management.

      In 1999, the Federal government enacted changes to the federal tax laws governing real estate investment trusts. Those changes became effective on January 1, 2001. Under those changes, MeriStar Hospitality is permitted to create subsidiaries that lease the property they currently own and these subsidiaries are taxable in a manner similar to subchapter C corporations. Because of these changes in the tax laws, MeriStar Hospitality formed a number of wholly owned taxable subsidiaries to which we have assigned the participating leases on the 106 hotels we leased from MeriStar Hospitality, effective January 1, 2001. In connection with the assignment, we signed new management agreements with the taxable subsidiaries of MeriStar Hospitality to manage the 106 hotels. We have structured the management agreements to substantially mirror the economics of the former leases.

                          THE INTERCOMPANY AGREEMENT

      We are party to an intercompany agreement with MeriStar Hospitality. The intercompany agreement provides that, for so long as the agreement remains in effect, we are prohibited from making real property investments that a real estate investment trust could make unless:

      o MeriStar Hospitality is first given the opportunity, but elects not to pursue the activities or investments;

      o it is on land already owned or leased by us or subject to a lease or purchase option in favor of us;

      o     we will operate the property under a trade name owned by us; or

      o it is a minority investment made as part of a lease or management agreement arrangement by us.

      The intercompany agreement will generally grant us the right of first refusal to become the manager of any real property acquired by MeriStar Hospitality. This opportunity will be made available to us only if MeriStar Hospitality determines that:

      o consistent with its status as a real estate investment trust, MeriStar Hospitality must enter into a management agreement with an unaffiliated third party with respect to the property;

      o     we are qualified to be the manager of that property; and

      o MeriStar Hospitality decides not to have the property operated by the owner of a hospitality trade name under that trade name.

Services

      We provide MeriStar Hospitality with certain services as MeriStar Hospitality may reasonably request from time to time, including administrative, renovation supervision, corporate, accounting, financial, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. MeriStar Hospitality compensates us for services provided in an amount determined in good faith by us as the amount an unaffiliated third party would charge MeriStar Hospitality for comparable services.

Equity Offerings

      If either we or MeriStar Hospitality desire to engage in a securities issuance, the issuing party will give notice to the other party as promptly as practicable of its desire to engage in a securities issuance. Any such notice will include the proposed material terms of such issuance, to the extent determined by the issuing party, including whether such issuance is proposed to be pursuant to a public or private offering, the amount of securities proposed to be issued and the manner of determining the offering price and other terms thereof. The non-issuing party will cooperate with the issuing party in every way to effect any securities issuance of the issuing party by assisting in the preparation of any registration statement or other document required in connection with such issuance and, in connection therewith, providing the issuing party with such information as may be required to be included in such registration statement or other document.

Term

      The Intercompany Agreement will terminate upon the earlier of (a) August 3, 2008, or (b) a change in our ownership or control.

Intercompany Loan

      MeriStar Hospitality may lend us up to $50 million for general corporate purposes pursuant to a revolving credit agreement. Amounts outstanding under the facility bear interest at the 30-day London Interbank Offered Rate plus 650 basis points. At December 31, 2000, the interest rate was 13.19% and we had no borrowings under the facility. As of March 29, 2001, we had $36.0 million of borrowings outstanding under the facility at an interest rate of 11.58%

           On February 29, 2000, we entered into a $100.0 million senior secured revolving credit facility among a syndicate of banks. The senior secured credit facility bears interest at the 30-day London Interbank Offered Rate plus 350 basis points and expires in 2002 with an optional one-year extension. We borrowed $65 million to repay the then-outstanding borrowings under the then existing $75 million revolving credit agreement with MeriStar Hospitality.
Upon execution of the senior secured credit facility, the MeriStar Hospitality facility was amended to reduce the maximum borrowing limit from $75 to $50 million.


Other Recent Developments

      On February 26, 2001, we mailed a proxy to our shareholders seeking approval of a merger agreement providing for a merger of a wholly-owned subsidiary of American Skiing Company, a Delaware corporation, with and into our company and the other transactions contemplated by that merger agreement. On March 22, 2001, we and the other parties to the merger agreement mutually agreed to terminate the merger agreement. Each company cancelled its respective special shareholder meeting, which was scheduled for March 26, 2001, to vote on the merger. There will be no termination fees payable to any of the parties.

                                    BUSINESS

Business Segments

      We operate primarily within four significant segments of the hospitality industry:

      o     Hospitality management;

      o     Corporate housing;

      o     Golf management; and

      o     Vacation ownership.

      Each division is managed separately because of its distinctive products and services. Hospitality management and corporate housing are reportable operating segments. In 1999 and 1998, we were organized into three different operating segments: upscale, full-service hotels; premium limited-service hotels and inns; and resort properties. In 2000, we reorganized our operations into the current operating divisions. Accordingly, we reclassified the segment information for 1999 and 1998. We evaluate the performance of each division based on earnings before interest, taxes, depreciation, and amortization. The golf management and vacation ownership segments were not reportable segments in fiscal 2000, 1999 or 1998.

      The following table summarizes certain segment financial data as of and for the year ended December 31 (amounts in thousands):


                                                        2000           1999         1998
                                                    -----------    -----------   -----------

Hospitality Management
----------------------
Revenues ........................................   $ 1,341,358    $ 1,288,134   $   554,911
Earnings (loss) before Interest, Taxes,
   Depreciation and Amortization ................        (4,349)        23,871        10,004
Total Assets ....................................       160,736        109,592       106,631

Corporate Housing
-----------------
Revenues ........................................   $    64,910             --            --
Earnings before Interest, Taxes, Depreciation and
   Amortization .................................         4,650             --            --
Total Assets ....................................        22,878             --            --



Revenues for foreign operations for the year ended December 31 were as follows (amounts in thousands):

                                  2000               1999               1998
                                -------             -------            -------
Canada                          $27,724             $21,477            $ 8,865
                                =======             =======            =======
United Kingdom                  $16,152             $    --            $    --
                                =======             =======            =======

HOSPITALITY MANAGEMENT

      We lease, manage and operate a portfolio of hospitality properties and provide related services in the hotel, resort, and conference center markets. We are the largest independent hotel management company in the United States, based on rooms under management. As of December 31, 2000, we leased or managed 216 hotels containing 47,313 rooms.

      Our properties are located throughout the United States and Canada, including most major metropolitan areas and rapidly growing secondary cities. Many of the properties are operated under nationally recognized brand names such as Hilton(R), Sheraton(R), Westin(R), Radisson(R), Marriott(R), Doubletree(R), Embassy Suites(R), and Holiday Inn(R). Our business strategy is to manage the renovation, repositioning and operations of each property according to a business plan specifically tailored to the characteristics of the property and its market.

      On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc., a provider of corporate housing services in metropolitan markets located in the United States, Canada and the United Kingdom. As of December 31, 2000, our corporate housing division, which continues to be operated under the BridgeStreet name, had approximately 3,200 apartments under lease.

      We expect to capitalize on our hospitality management experience as we continue to expand into related sectors of the hospitality industry, such as managing resorts, conference centers, and golf courses.

Expansion Strategy

      We anticipate that we will continue to expand our portfolio by securing additional management contracts. We attempt to identify properties that are promising management candidates located in markets with economic, demographic and supply dynamics favorable to hotel operators. Through our extensive due diligence process, we select those expansion targets where we believe selective capital improvements and intensive management will increase the property's ability to attract key demand segments, enhance property operations and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and operation. These plans serve as the basis for our expansion decisions and guide subsequent renovation and operating plans.

      We seek to manage properties that meet the following criteria:

      Market Criteria

Economic Growth. We focus on metropolitan areas that are approaching, or have already entered, periods of economic growth. Such areas generally show above average growth in the business community as measured by job formation rates, population growth rates, tourism and convention activity, airport traffic volume, local commercial real estate occupancy, and retail sales volume. Markets that exhibit these characteristics typically have strong demand for hotel facilities and services.

Supply Constraints. We seek lodging markets with favorable supply dynamics for property owners and operators, including an absence of current new hotel development and barriers to future development such as zoning constraints, the need to undergo lengthy local development approval processes and a limited number of suitable sites. Other factors limiting the supply of new hotels are the current lack of financing available for new development and the inability to generate adequate returns on investment to justify new development.

Geographic Diversification. Our properties are located in 33 states across the United States, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. See "Properties" for additional information regarding our properties. We seek to maintain a geographically diverse portfolio of managed properties to offset the effects of regional economic cycles.

      Hotel Criteria

Location and Market Appeal. We seek to operate hotels that are situated near both business and leisure centers that generate a broad base of demand for hotel accommodations and facilities. These demand generators include airports, convention centers, business parks, shopping centers and other retail areas, sports arenas and stadiums, major highways, tourist destinations, major universities and cultural and entertainment centers with nightlife and restaurants. The confluence of nearby business and leisure centers enables us to attract both weekday business travelers and weekend leisure guests. Attracting a balanced mix of business, group and leisure guests to the hotels helps to maintain stable occupancy rates and high average daily rates.

Size and Facilities. We seek to operate hotels that contain 200 to 500 guest rooms and include accommodations and facilities that are, or are capable of being made, attractive to key demand segments such as business, group and leisure travelers. These facilities typically include large, upscale guest rooms, food and beverage facilities, extensive meeting and banquet space, and amenities such as health clubs, swimming pools and adequate parking.

Potential Performance Improvements. We seek to operate underperforming hotels where intensive management and selective capital improvements can increase revenue and cash flow. These hotels represent opportunities where a systematic management approach and targeted renovations should result in improvements in revenue and cash flow.

      We expect that our relationships throughout the industry will continue to provide us with a competitive advantage in identifying, evaluating and managing hotels that meet our criteria. We have a record of successfully managing the renovation and repositioning of hotels, in situations with varying levels of service, room rates and market types, and we plan to continue to manage such renovation programs as we acquire new management contracts.

Operating Strategy

Our principal operating objectives are to generate higher revenue per available room and to increase net operating income while providing our guests with high-quality service and value. We believe that skilled management is the most critical element in maximizing revenue and cash flow in properties, especially in upscale, full-service properties.

      Our corporate headquarters carry out financing and investment activities and provide services to support as well as monitor our on-site hotel operating executives. Each of our executive departments, including Hotel Operations, Sales and Marketing, Human Resources, Food and Beverage, Technical Services, Information Technology, Development, Legal, Tax and Corporate Finance, is headed by an executive with significant experience in that area. These departments support decentralized decision-making by the hotel operating executives by providing accounting and budgeting services, property management software and other resources which cannot be economically maintained at the individual properties.

      Key elements of our management programs include the following:

      Comprehensive Budgeting and Monitoring

      Our operating strategy begins with an integrated budget planning process that is implemented by individual on-site managers and monitored by our corporate staff. Management sets targets for cost and revenue categories at each of the properties based on historical operating performance, planned renovations, operational efficiencies and local market conditions. On-site managers coordinate with the corporate staff to ensure that such targets are realistic. Through effective and timely use of our comprehensive financial information and reporting systems, we are able to monitor actual performance and rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to improve yield.

      Targeted Sales and Marketing

      We employ a systematic approach toward identifying and targeting segments of demand for each property in order to maximize market penetration. Executives at our corporate headquarters and property-based managers divide such segments into smaller subsegments, typically ten or more for each property, and develop narrowly tailored marketing plans to suit each such segment. We support each property's local sales efforts with corporate sales executives who develop new marketing concepts and monitor and respond to specific market needs and preferences. These executives are active in implementing on-site marketing programs developed in the central management office. We employ computerized revenue yield management systems to manage each property's use of the various distribution channels in the lodging industry. Management control over those channels, which include franchisor reservation systems and toll-free numbers, travel agent and airline global distribution systems, corporate travel offices and office managers, and convention and visitor bureaus, enables us to maximize revenue yields on a day-to-day basis. Sales teams are recruited locally and receive incentive-based compensation bonuses. All of our sales managers complete a highly developed sales training program.

      Strategic Capital Improvements

      We, and the owners of our properties, plan renovations primarily to enhance a property's appeal to targeted market segments, thereby attracting new customers and generating increased revenue and cash flow. For example, in many of our properties, the banquet and meeting spaces have been or are intended to be renovated and guest rooms have been upgraded with computer ports and comfortable work spaces to better accommodate the needs of business travelers and to increase average daily rates. Capital spending decisions will be based on both strategic needs and potential rate of return on a given capital investment. The owners of the properties are responsible for funding capital expenditures.

      Selective Use of Multiple Brand Names

      We believe that the selection of an appropriate franchise brand is essential in positioning a property optimally within its local market. We select brands based on local market factors such as local presence of the franchisor, brand recognition, target demographics and efficiencies offered by franchisors. We believe that our relationships with many major hotel franchisors place us in a favorable position when dealing with those franchisors and allows us to negotiate favorable franchise agreements with franchisors. We believe that our growth in acquiring management contracts will further strengthen our relationship with franchisors.

      The following chart summarizes information with respect to the national franchise affiliations of our properties as of December 31, 2000:

                                  Leased Properties
                              (Includes Hotels Owned by
                                MeriStar Hospitality)       Managed Properties
                              -------------------------  -----------------------
                              Guest               % of   Guest             % of
Franchise                     Rooms      Hotels   Rooms  Rooms   Hotels    Rooms
---------                     -----      ------   -----  -----   ------   ------

Hilton(R) ................    6,309       23      18.0%  1,628     6      13.4%
Sheraton(R) ..............    3,502       10      10.0%  1,514     5      12.4%
Radisson(R) ..............    3,460       12       9.8%  1,021     3       8.4%
Holiday Inn(R) ...........    2,754       13       7.8%    623     4       5.1%
Independent ..............    2,048       12       5.8%  1,216    10      10.0%
Hampton Inn(R) ...........    1,964       16       5.6%     --    --        --
Doubletree(R) ............    1,729        5       4.9%    488     2       4.0%
Courtyard by Marriott(R) .    1,642        9       4.7%    162     1       1.3%
Comfort Inn(R) ...........    1,293        9       3.7%    194     1       1.6%
Westin(R) ................    1,289        4       3.7%    426     2       3.5%
Holiday Inn Select(R) ....    1,244        4       3.5%    284     1       2.3%
Marriott(R) ..............    1,211        3       3.4%    323     1       2.7%
Wyndham(R) ...............      849        3       2.4%    221     1       1.8%
Homewood Suites(R) .......      795        7       2.3%     --    --        --
Embassy Suites(R) ........      728        3       2.1%    760     3       6.3%
Crowne Plaza(R) ..........      715        3       2.0%    318     1       2.6%
Doral(R) .................      575        2       1.6%    280     1       2.3%
Hilton Garden Inn(R) .....      474        3       1.4%    715     3       5.9%
Ramada(R) ................      407        2       1.2%    309     2       2.5%
Doubletree Guest Suites(R)      292        2       0.8%     --    --        --
Renaissance(R) ...........      289        1       0.8%     --    --        --
Best Western(R) ..........      254        2       0.7%     75     1       0.6%
Comfort Suites(R) ........      215        1       0.6%    238     2       2.0%
Four Points(R) ...........      213        1       0.6%     --    --        --
Holiday Inn Express(R) ...      208        2       0.6%     --    --        --
Residence Inn(R) .........      168        1       0.5%    342     3       2.8%
Quality Suites(R) ........      168        1       0.5%    281     2       2.3%
Hampton Inn & Suites(R) ..      136        1       0.4%     --    --        --
Fairfield Inn(R) .........      110        1       0.3%    200     1       1.6%
Howard Johnson(R) ........      100        1       0.3%     --    --        --
Omni(R) ..................       --       --       --      215     1       1.8%
Hilton Suites(R) .........       --       --       --      174     1       1.4%
Quality Inn(R) ...........       --       --       --      165     1       1.4%
                             ------   ------     -----  ------  ----     -----
Total ....................   35,141      157     100.0% 12,172    59     100.0%
                             ======   ======     =====  ======  ====     =====

      Emphasis on Food and Beverage

      We believe popular food and beverage ideas are a critical component in the overall success of a hospitality property. We utilize food and beverage operations to create local awareness of our hotel facilities, to improve the profitability of our hotel operations and to enhance customer satisfaction. We are committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. We have engaged food and beverage experts to develop several proprietary restaurant concepts. We have also successfully placed national food franchises such as Pizza Hut(R), Starbuck's Coffee(R) and "TCBY"(R) Yogurt in several of our hotels. We believe that popular food concepts will strengthen our ability to attract business travelers and group meetings and improve the name recognition of our properties.

      Commitment to Service and Value

      We are dedicated to providing exceptional service and value to our customers on a consistent basis. We conduct extensive employee training programs to ensure personalized service at the highest levels. Programs have been created and implemented to ensure the effectiveness and uniformity of our employee training. Our practice of tracking customer comments, through the recording of guest comment cards and the direct solicitation, during check-in and check-out, of guest opinions regarding specific items, allows investment in services and amenities where they are most effective. Our focus on these areas has enabled us to attract lucrative group business.

      Distinct Management Culture

      We have a distinct management culture that stresses creativity, loyalty and entrepreneurship. We believe in realistic solutions to problems, and innovation is always encouraged. Incentive programs and awards have been established to encourage individual property managers to seek new ways of increasing revenues and operating cash flow. This creative, entrepreneurial spirit is prevalent from the corporate staff and the general managers down to the operations staff. Individual general managers work closely with the corporate staff and they and their employees are rewarded for achieving target operating and financial goals.

      Computerized Reporting Systems

      We employ computerized reporting systems at each of our properties and at our corporate offices to monitor the financial and operating performance of the properties. Management information services have been fully integrated through networks at many of the properties. We also utilize daily reporting and electronic mail programs to facilitate daily communication between our properties and our corporate headquarters. Such programs enable us to create and implement detailed reporting systems at each of our properties and our corporate headquarters. Corporate executives utilize information systems that track each property's daily occupancy, average daily rates, and revenue from rooms, food and beverage. By having the latest property operating information available at all times, we are better able to respond to changes in the market of each property.

      Effect of Recent Federal Tax Legislation

      Until January 1, 2001, in order for MeriStar Hospitality to maintain its tax status as a real estate investment trust, MeriStar Hospitality was not permitted to engage in the operations of its hotel properties. To comply with this requirement, MeriStar Hospitality leased most of its real property to us and one other third-party lessee/manager. In late 1999, the Federal government enacted changes to the Internal Revenue Code that now permit MeriStar Hospitality to create taxable subsidiaries, which are subject to taxation similar to a subchapter C corporation and are permitted to lease MeriStar Hospitality's real property.

      Although a taxable subsidiary of a REIT may lease real property, it is not permitted to manage the properties itself; it must enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. We are such a qualified independent third party manager.

      In connection with MeriStar Hospitality's creation of its taxable subsidiaries, we assigned our leases of hotels owned by MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality effective January 1, 2001 and entered into management contracts with those taxable subsidiaries with respect to those hotels. Under the management agreements, we receive a management fee based on total hotel revenue that is subject to increase based on the achievement of specified operating thresholds. We have structured the management agreements to substantially mirror the economics of the prior leases. We believe the elimination of the lease structure reduces our exposure to fluctuations in the economy, and the management agreement provides us with a more stable source of revenue.

Management Agreements

      The management agreements with MeriStar Hospitality for the 106 hotels formerly leased by us will have initial terms of 10 years. Each management agreement provides us with three renewal options of five years each. However, a renewal will not go into effect if a change in the federal tax law has occurred that would permit MeriStar Hospitality or one of its affiliates to operate the hotel directly without adversely affecting MeriStar Hospitality's qualification as a real estate investment trust.

Management Fees and Performance Standards

      Each taxable subsidiary will pay us a management fee for each hotel equal to a specified percentage of aggregate hotel operating revenues, increased or reduced, as the case may be, by 20% of the positive or negative difference between:

      o the actual excess of total operating revenues over total operating expenses; and

      o the projected excess of total operating revenues over total operating expenses.

      The total management fee for a hotel in any fiscal year will not be less than 2.5% or greater than 4.0% of aggregate hotel operating revenues.

Term and Termination

      The management agreements with MeriStar Hospitality have initial terms of 10 years with three renewal periods of five years each. A renewal will not go into effect if a change in the federal tax laws permits MeriStar Hospitality or one of its subsidiaries to operate the hotel directly without adversely affecting MeriStar Hospitality's ability to qualify as a real estate investment trust or if we elect not to renew the agreement. MeriStar Hospitality may elect not to renew the management agreements only as discussed below.

      MeriStar Hospitality's taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. Upon that termination, MeriStar Hospitality's taxable subsidiary will be required to pay us the fair market value of the management agreement. That fair market value will be equal to the present value, using a discount rate of 10%, of the remaining payments under the agreement, assuming that we would have been paid management fees under the agreement based on the operating results for the 12 months preceding the termination. MeriStar Hospitality's taxable subsidiaries will be able to credit against any termination payments the projected fees, discounted to present value at a discount rate of 10%, under any management agreements or leases entered into between our subsidiaries and subsidiaries of MeriStar Hospitality following August 3, 1998.

      If gross operating profit from a hotel is less than 85% of the amount projected in the hotel's budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, MeriStar Hospitality's taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

      o MeriStar Hospitality did not materially comply with the capital expenditures contemplated by the budget for either or both of the applicable fiscal years; or

      o we cure the shortfall by agreeing to reduce our management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

      We can only use the cure right once during the term of each management agreement.

Assignment

      We do not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary of MeriStar Hospitality. A change in control of our company will require MeriStar Hospitality's consent which may be granted or withheld in its sole discretion.

Other Leases and Management Agreements

      In addition to the management agreements on the 106 MeriStar Hospitality owned hotels, we lease 51 hotels from Winston Hotels, Inc. and other third parties, and manage an additional 59 hotels for other third parties.

CORPORATE HOUSING

Expansion Strategies

      Our corporate housing division, which continues to operate under the BridgeStreet name, is a leading international provider of flexible accommodation services. Key elements of BridgeStreet's business strategy include:

Local Market Share

      BridgeStreet has offices in many markets that offer significant opportunity for expansion. In order to expand in these markets, we have trained, since our May 2000 acquisition of BridgeStreet, all of our BridgeStreet sales employees in our sales and marketing techniques. With a better-trained sales force and our management experience, we believe that BridgeStreet will be in a better position to penetrate local markets and increase its market share.

Growth through National Accounts

      We believe that there is substantial growth potential for BridgeStreet through national accounts. BridgeStreet's current customers include a significant number of large national companies who utilize BridgeStreet's services in a limited, but loyal, manner. We plan to maximize sales to those existing corporate clients and to obtain new clients through a national sales and marketing program which promotes the BridgeStreet brand and highlights BridgeStreet's expanding national and international network, as well as BridgeStreet's ability to serve as a central point of contact on all issues. Many of BridgeStreet's clients are Fortune 2000 companies with significant national and international employee lodging requirements.

Growth through Network Partner Relationships

      BridgeStreet has developed a network partner relationship with flexible accommodation service providers in the United States and in 22 countries worldwide. Through network partner agreements, BridgeStreet has expanded the number of locations where it can serve its clients' needs. In some additional markets, BridgeStreet intends to enter into network partner agreements with one or more leading local or regional flexible accommodation service providers having the size and quality of operations suitable for serving BridgeStreet's client base.

Accommodations and Services

Accommodations

      Our BridgeStreet brand offers high-quality, fully-furnished one-, two- and three-bedroom and larger accommodations that, together with the specialized amenities offered by BridgeStreet, are intended to provide guests with a "home away from home." We select our BridgeStreet accommodations based on location, general condition and basic amenities, with the goal of providing accommodations that meet each guest's particular needs. As a flexible accommodation services provider, BridgeStreet can satisfy client requests for accommodations in a variety of locations and neighborhoods, including requests for proximity to an office, school or area attraction, as well as requests for accommodations of specific types and sizes. The substantial majority of BridgeStreet's accommodations are located within high-quality property complexes that typically feature in-unit washers and dryers, dedicated parking, and access to fitness facilities, including, in many cases, pools, saunas and tennis courts. Standard furnishings typically include, among other things, cable television, answering machines and clock radios. BridgeStreet also is able to customize its accommodations at a guest's request with items such as office furniture, fax machines and computers.

      We lease substantially all of our BridgeStreet accommodations through flexible, short-term leasing arrangements in order to match our supply of accommodations with client demand. We believe that BridgeStreet's flexible leasing strategy allows it to react to changes in market demand for particular geographic locations and types of accommodations. BridgeStreet management strives to develop strong relationships with property managers to ensure that it has a reliable supply of high quality, conveniently located accommodations.

      BridgeStreet's accommodations generally are priced competitively with all-suite or upscale extended-stay hotel rooms even though, on average, we believe BridgeStreet's accommodations are substantially larger. BridgeStreet believes it generally is able to price its accommodations competitively due to:

      o     The high quality of its accommodations;

      o     Its relatively low operating cost structure; and

      o Its ability to lease accommodations in accordance with demand and leave unfavorable markets quickly.

The length of a guest's stay can range from a few nights to a few years, with the typical stay ranging from 30 to 45 days.

Corporate Client Services

      BridgeStreet's goal is to provide valuable, cost-effective services to its corporate clients, many of which have human resource directors, relocation managers or training directors with significant, national employee lodging requirements. In particular, BridgeStreet aims to relieve its clients of the administrative burden often associated with relocating employees and/or providing them with temporary housing.

      BridgeStreet believes that existing and potential clients will increasingly turn to outside providers such as BridgeStreet to satisfy their employee lodging requirements as their awareness of BridgeStreet and the flexible accommodation services industry increases.

Guest Services

      BridgeStreet strives to provide the highest quality of customer service by overseeing all aspects of a guest's lodging experience, from preparations prior to the guest's arrival to the moving out process. BridgeStreet maintains a representative in each city in which it operates to be responsive to guests' needs. BridgeStreet's guest services department offers guests comprehensive information services before and during their stays to help guests acclimate themselves to their new surroundings.

Sales and Marketing

      BridgeStreet focuses primarily on business-to-business selling. At the local level, each of BridgeStreet's operating subsidiaries has corporate account specialists that call on local companies, including local branches of regional or national companies, to solicit business. Each account specialist focuses his or her efforts on the key decision makers at each company responsible for establishing and administering travel and accommodation policies, typically human resource directors, relocation managers or training directors. By aggressively pursuing relationships with potential clients and expanding services to existing clients, BridgeStreet seeks to become each client's primary or sole provider of flexible accommodation services nationwide. We operate a global BridgeStreet sales office to market our nationwide capabilities to our local corporate clients. In addition, we have expanded BridgeStreet's internet presence to supplement traditional marketing strategies and to better serve our customers.

      BridgeStreet tailors its marketing strategy to the needs of particular clients. For example, BridgeStreet markets itself to a corporation with relocating employees by focusing on its ability to situate large families in apartments with three or more bedrooms, its access to accommodations in both metropolitan and suburban settings, and its access to accommodations that allow pets. In contrast, when marketing to potential corporate clients in need of short-term housing, BridgeStreet emphasizes its flexible lease terms and its ability to customize an accommodation with amenities such as office equipment, including computers, additional telephone lines and other work-related items.

      BridgeStreet intends to continue an advertising program designed to enhance the BridgeStreet name both inside and outside the flexible accommodation services industry and broaden its client base. In addition, BridgeStreet promotes its brand name by advertising in trade publications, Chamber of Commerce listings, local visitor magazines and telephone directories and the Internet, and through periodic direct mail campaigns.


OTHER BUSINESS INFORMATION

Expansion into Related Sectors of the Hospitality Industry

      We expect to capitalize on our hospitality management experience as we continue to expand into related sectors of the hospitality industry, such as managing resorts, conference centers, and golf courses. We believe these sectors are currently served by fragmented, relatively smaller management companies without the broad range of management, operational, and financial resources we possess. By bringing our expertise in other property management activities, we believe we can realize significant economic benefit for the owners of such properties through increased profitability of the properties' operations.

Employees

      As of December 31, 2000, we employed approximately 27,500 persons, of whom approximately 24,300 were compensated on an hourly basis. Some of the employees at 25 of our hotels are represented by labor unions. We believe that labor relations with our employees are generally good.

Franchises

      We employ a flexible branding strategy based on a particular property's market environment and the property's unique characteristics. Accordingly, we use various national trade names pursuant to licensing arrangements with national franchisors.

Governmental Regulation

      A number of states regulate the licensing of hospitality properties and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that we are substantially in compliance with these requirements. Managers of hospitality properties are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of our properties and could otherwise adversely affect our operations.

      Americans with Disabilities Act. Under the Americans with Disabilities Act, all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in federally required upgrades to our properties and units leased by BridgeStreet, a determination that we are not in compliance with the Americans with Disabilities Act could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs of complying with the Americans with Disabilities Act. Those costs, however, are not expected to have a material adverse effect on our results of operations or financial condition.

      Environmental Laws. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to use the property, sell the property or borrow by using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. The operation and removal of underground storage tanks are also regulated by federal and state laws. In connection with the operation of our properties, we could be liable for the costs of remedial action with respect to such regulated substances and storage tanks and claims related thereto. Environmental laws and common law principles could also be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials.

      Phase I environmental site assessments have been conducted at all of the hotels owned by MeriStar Hospitality, and Phase II environmental site assessments have been conducted at some of these hotels by qualified independent environmental engineers. The purpose of the environmental site assessments is to identify potential sources of contamination for which we may be responsible and to assess the status of environmental regulatory compliance. These assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

      In reliance upon the Phase I and Phase II environmental site assessments, we believe the hotels owned by MeriStar Hospitality are in material compliance with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. We have not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in any of the properties we lease or manage.

      Other regulation. As a lessee of its accommodations, our corporate housing division believes that it and its employees are either outside the purview of, exempted from or in compliance with laws in the jurisdictions in which BridgeStreet operates requiring real estate brokers to hold licenses. However, there can be no assurance that BridgeStreet's position in any jurisdiction where it believes itself to be excepted or exempted would be upheld if challenged or that any such jurisdiction will not amend its laws to require BridgeStreet and/or one or more of its employees to be licensed brokers. Moreover, there can be no assurance that BridgeStreet will not operate in the future in additional jurisdictions requiring such licensing.

      In some of the jurisdictions in which BridgeStreet operates, BridgeStreet believes that it is not required to charge guests the sales and "bed" taxes that are applicable to establishments furnishing rooms to transient guests. There can be no assurance, however, that the tax laws in particular jurisdictions will not change or that a tax collection agency will not successfully challenge BridgeStreet's position regarding the applicability of tax laws. BridgeStreet believes that it properly charges and remits such taxes in all jurisdictions where it is required to do so.

Competition

      We compete primarily in the following segments of the lodging industry: the upscale and mid-priced sectors of the full-service segment, the limited-service segment and resorts. We also compete with other providers of flexible accommodation services. In each geographic market in which our properties are located, there are other full- and limited-service hotels and resorts that compete with our properties. Competition in the U.S. lodging industry is based generally on convenience of location, brand affiliation, price, availability, range of services and guest amenities or accommodations offered, and quality of customer service and overall product.


The Operating Partnership

      Substantially all of our assets are held indirectly by MeriStar H&R Operating Company, L.P., our subsidiary operating partnership. We are the sole general partner of that partnership, and we, one of our directors and approximately 85 independent third-parties are limited partners of that partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We, as general partner, are also given the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series, with such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.

      The partnership agreement currently has three classes of limited partnership interests: Class A units, Class B units and Preferred units. As of March 30, 2000, the ownership of the limited partnership units is as follows:

      o we and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock; and

      o other limited partners own 561,614 Class A units, 1,275,607 Class B units and 392,157 Preferred units.

      No distributions were made during 2000, 1999 or 1998 to the holders of the Class A units and Class B units. Preferred units receive a 6.5% cumulative annual preferred return based on an assumed price per share of our common stock of $3.34, compounded quarterly to the extent not paid on a current basis. All net income and capital proceeds earned by the partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A units and Class B units in proportion to the number of units owned by each holder.

      Each Class A or Class B unit not held by us or one of our subsidiaries is redeemable by the holders for cash equal to the value of one share of our common stock or, at our option, one share of our common stock. Until April 1, 2004, the partnership may redeem the Preferred units for cash at a price of $3.34 per unit or, at our option, our common stock having equivalent aggregate value. After April 1, 2004, each holder of the Preferred units may require the partnership to redeem these units for cash at a price of $3.34 per unit or, at the holder's option, our common stock having equivalent aggregate value.

                                  RISK FACTORS

Restrictions imposed by our debt agreements may limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

      Our senior secured credit facility contains a number of covenants which may significantly limit our ability to, among other things:

      o     borrow additional money;

      o     make capital expenditures and other investments;

      o     pay dividends;

      o     merge, consolidate or dispose of assets; and

      o     incur additional liens.

If our performance was negatively affected by one or more of a variety of risks related to the lodging industry, our results of operations could suffer.

Operating risks

      Various factors could adversely affect our ability to generate revenues on which our management fee will be based. Our business is subject to all of the operating risks inherent in the lodging industry. These risks include the following:

      o     changes in general and local economic conditions;

      o     cyclical overbuilding in the lodging industry;

      o     varying levels of demand for rooms and related services;

      o competition from other hotels, motels and recreational properties, some of which may have greater marketing and financial resources than us or the owners of the properties we manage;

      o dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;

      o the recurring need for renovations, refurbishment and improvements of hotel properties;

      o changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

      o     changes in interest rates and the availability of credit.

      Demographic, geographic or other changes in one or more of our markets could impact the convenience or desirability of the sites of some hotels or guest accommodation apartments, which would in turn affect the operations of those hotels or flexible accommodations. In addition, due to the level of fixed costs required to operate full-service hotels, significant expenditures necessary for the operation of hotels generally cannot be reduced when circumstances cause a reduction in revenue.

Seasonality

      The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at the hotels we lease or manage can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

Franchising

      In connection with terminating or changing the franchise affiliation of a hotel, the owner of the hotel may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operation or the underlying value of the hotel covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Franchise agreements covering the hotels managed or leased by us expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, these franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to a hotel which are the owner's responsibility. We intend to develop our own Doral brand name in multiple locations for resorts, conference centers and golf courses. It is difficult to assess the impact, if any, that this brand name development will have on our ability to maintain existing franchise licenses, obtain additional franchises or manage properties subject to franchise licenses.

Competition in the lodging industry

      The lodging industry and the flexible accommodation service market are highly competitive. There is no single competitor or small number of competitors that will be dominant in the industry. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than us or the owners of our properties, including better access to apartment communities and the ability to accept more risk than it will be able to manage. Competition in the lodging industry is based generally on location, availability, room rates or accommodations prices, range and quality of services and guest amenities offered. New or existing competitors could significantly lower rates or offer greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which we compete, thereby adversely affecting our operations and the number of suitable business opportunities.

Leasing arrangements

      Our BridgeStreet corporate housing division, which provides flexible accommodation services, intends to continue to lease substantially all of its accommodations through flexible, short term leasing arrangements with property managers in order to match its supply of accommodations with client demand. Because its only access to apartment communities will be through leasing arrangements, the corporate housing division will be dependent upon its relationships with property managers in order to conduct its operations effectively. While the corporate housing division will strive to develop strong relationships with property managers to ensure it has a reliable supply of high-quality, conveniently-located accommodations, there is no assurance that, in the event these relationships were to deteriorate or fail to develop, the corporate housing division would be able to satisfactorily meet client demand requirements. This in turn could negatively impact our results of operations.

Costs of compliance with environmental laws

      Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate contaminated property, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person. The operation and removal of underground storage tanks are also regulated by federal and state laws. In connection with the ownership and operation of hotels, we or the owners of our properties could be held liable for the costs of remedial action for regulated substances and storage tanks and related claims. Activities have been undertaken to close or remove storage tanks located on the property of several of the hotels that we lease or manage.

Governmental regulation

      A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that we are substantially in compliance with these requirements or, in the case of liquor licenses, that we have or will promptly obtain the appropriate licenses. Managers of hotels and providers of flexible accommodation services are also subject to employment laws, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and corporate housing units and could otherwise adversely affect our results of operations or financial condition.

      Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to MeriStar Hospitality's hotels, a determination that the hotels we lease or manage or the units leased by our corporate housing division are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

If we are unable to pursue new growth opportunities through our relationship with MeriStar Hospitality, our hotel management business could be negatively affected.

      Because of the terms of the intercompany agreement with MeriStar Hospitality, we will be highly dependent on MeriStar Hospitality. If MeriStar Hospitality in the future fails to qualify as a real estate investment trust, it could have a substantial adverse effect on those aspects of our business operations and business opportunities that are dependent upon MeriStar Hospitality. For example, if MeriStar Hospitality ceases to qualify as a real estate investment trust, the requirements in the intercompany agreement that MeriStar Hospitality enter into management agreements with us would cease. In that case, MeriStar Hospitality would have the right to operate a newly acquired property itself. We, however, would remain subject to all of the limitations on our operations contained in the existing management agreements. In addition, although it is anticipated that the management agreements involving us generally will be assigned to any person or entity acquiring the fee or leasehold interest in a hotel property from MeriStar Hospitality or its affiliates, we could lose our rights under any such management agreement upon the expiration of the agreement. The likelihood of a sale of the hotel properties could possibly increase if MeriStar Hospitality fails to qualify as a real estate investment trust. In addition, if there is a change in the Internal Revenue Code that would permit MeriStar Hospitality or one of its affiliates to operate hotels without adversely affecting MeriStar Hospitality's status as a real estate investment trust, MeriStar Hospitality would not be required to enter into future renewals of its management agreements.

      Also, if we and MeriStar Hospitality do not negotiate a mutually satisfactory management arrangement within 30 days, generally, after MeriStar Hospitality provides the hotel management subsidiary with written notice of the management opportunity, MeriStar Hospitality may offer the opportunity to others for a period of one year before it must again offer the opportunity to us.

Our relationship with MeriStar Hospitality Corporation may lead to conflicts of interests that adversely affect your interests.

General conflicts of interests

      We have historically had a close business relationship with a real estate investment trust, MeriStar Hospitality Corporation, and the relationship between our hotel management subsidiary and MeriStar Hospitality will continue to be close. We and MeriStar Hospitality have four common board members and two common senior executives. Our relationship with MeriStar Hospitality is governed by an intercompany agreement, which restricts each party from taking advantage of some business opportunities without first presenting those opportunities to the other party.

      In its relationship with us, MeriStar Hospitality may have conflicting views on the manner in which the hotels are operated and managed, as well as lease arrangements, acquisitions and dispositions. As a result, our directors and senior executives, who may serve in similar capacities at MeriStar Hospitality, may well be presented with several decisions which provide them the opportunity to benefit MeriStar Hospitality to our detriment or benefit us to the detriment of MeriStar Hospitality. Potential conflicts of interest will be present in all of the numerous transactions among us and MeriStar Hospitality.

Restrictions on business and future opportunities

      So long as the intercompany agreement with MeriStar Hospitality is in effect, we are prohibited from making real property investments that a real estate investment trust could make unless MeriStar Hospitality is first given the opportunity, but elects not to pursue the activities or investments. Under the intercompany agreement, we have agreed not to acquire or make investments in real estate, including investments in hotel properties, real estate mortgages, real estate derivatives or entities that invest primarily in real estate assets, unless we have notified MeriStar Hospitality of the acquisition or investment opportunity, in accordance with the terms of the intercompany agreement, and MeriStar Hospitality has determined not to pursue the acquisition or investment.

      We are permitted, however, to:

      o engage in development activities on land already owned or leased by us or subject to a lease or purchase option in our favor;

      o acquire or invest in hospitality property to be operated under a trade name owned by us under which five or more hospitality properties are then operated; and

      o make limited minority investments or contributions as part of a lease or management arrangement with a party that is not an affiliate of us in a bona-fide arms-length transaction, if the investment or contribution does not materially impact our financial and legal qualifications to manage properties owned by MeriStar Hospitality and its affiliates.

      The intercompany agreement will generally grant us the right of first refusal to become the manager of any real property acquired by MeriStar Hospitality as to which MeriStar Hospitality determines that, consistent with MeriStar Hospitality's status as a real estate investment trust, its affiliate that is the lessee of such property is required to enter into a management arrangement with an unaffiliated third party. This opportunity will be available to us only if MeriStar Hospitality determines that we are qualified to be the manager and MeriStar Hospitality decides not to operate the property under a trade name not owned by us. Because of the provisions of the intercompany agreement, the nature of our business and the opportunities we may pursue will be restricted.

Conflicts relating to sale of hotels subject to management agreements

      MeriStar Hospitality will generally be required to pay a termination fee to us if it elects to sell or transfer a hotel to a person or entity that is not an affiliate of MeriStar Hospitality or if it elects to permanently close a hotel after a casualty and does not replace it with another hotel with a management fee equal to that payable under the management agreement to be terminated. Where applicable, the termination fee will equal the present value of the management fees payable during the remainder of the existing term of the management agreement, as determined based on fees payable during the previous twelve months. A decision to transfer a hotel may, therefore, have significantly different consequences for us and MeriStar Hospitality.

Fluctuations in the real estate market beyond our control may affect our revenues and management fees.

      We operate hotels for MeriStar Hospitality and other hotel owners under management agreements and lease hotels from other hotel owners. MeriStar Hospitality has the right to terminate a management agreement upon the sale of a hotel to a person or entity that is not an affiliate of MeriStar Hospitality or if we consistently fail to follow operational instructions. The underlying value of our operations and our income is dependent upon our ability to operate the hotels in a manner sufficient to maintain or increase revenues and to generate sufficient revenue in excess of operating expenses to meet or exceed operating profit projections for the hotels. Many of these risks are beyond our control and may be more significant because we operate only within the hospitality industry.

If we fail to retain our executive officers and key personnel, our business would be harmed.

      Our ability to maintain our competitive position will depend to a significant extent on the efforts and ability of our senior management, particularly Paul W. Whetsell, our Chairman and Chief Executive Officer. Our future success and our ability to manage future growth will depend in large part upon the efforts of Mr. Whetsell and on our ability to attract and retain other highly qualified personnel. Competition for personnel is intense, and we may not be successful in attracting and retaining our personnel. Our inability to attract and retain other highly qualified personnel may adversely affect our results of operations and financial condition.

Our shareholder rights plan and the anti-takeover defense provisions of our charter documents may deter potential acquirors and depress our stock price.

      Under our shareholder rights plan, holders of our common stock are entitled to one preferred share purchase right for each outstanding share of common stock they hold, exercisable under certain defined circumstances involving a potential change of control. The preferred share purchase rights have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Those provisions could have a material adverse effect on the premium that potential acquirors might be willing to pay in an acquisition or that investors might be willing to pay in the future for shares of our common stock. For a more complete description of our shareholder rights plan, please refer to the description of the plan contained in our registration statement on Form S-4, filed with the SEC on April 28, 2000, file No. 333-35890, under the caption "Certain Antitakeover Provisions of MeriStar."

      Provisions of Delaware law and of our charter and by-laws may have the effect of discouraging a third party from making an acquisition proposal for our company. These provisions could delay, defer or prevent a transaction or a change in control of our company under circumstances that could otherwise give the holders of our common stock the opportunity to realize a premium over the then-prevailing market prices of our common stock. These provisions include the following:

      o we are able to issue preferred shares with rights senior to its common stock;

      o our bylaws prohibit action by written consent of our stockholders, and stockholders may not call special meetings;

      o our certificate of incorporation and bylaws provide for a classified board of directors;

      o removal of directors only for cause and upon the vote of two-thirds of the outstanding shares of our common stock; and

      o our bylaws require advance notice for nomination of directors and for shareholder proposals.


                           FORWARD-LOOKING INFORMATION

      Certain information both included and incorporated by reference in this annual report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of our Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, and supply and demand for lodging facilities in our current and proposed market areas. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

ITEM 2. PROPERTIES

      We maintain our corporate headquarters in Washington, D.C. with other corporate offices in North Carolina and Texas. We lease our offices. In addition, BridgeStreet, our corporate housing division, leases administrative offices in the majority of the markets in which they operate. We lease and/or manage hotel properties and golf courses throughout the United States and Canada. No one leased or managed hotel property is material to our operations. A typical full-service hospitality property has meeting and banquet facilities, food and beverage facilities and guest rooms and suites. Additionally, our golf management operations are currently not material to our operations.

      The hotels owned by MeriStar Hospitality generally feature, or after contemplated renovation programs have been completed will feature, comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities that attract meeting and convention functions from groups and associations, upscale business and vacation travelers as well as banquets and receptions from the local community. The following tables set forth the operating information with respect to the properties we leased as of December 31:

            Number of    Guest
    Year    Properties   Rooms          ADR      Occupancy     RevPAR
    ----    ----------   ------       -------    ---------   ---------
    2000       157       35,141       $102.38      71.4%     $ 73.11
    1999       161       35,655       $ 96.24      71.4%     $ 68.74
    1998       162       35,666       $ 90.12      71.8%     $ 64.71

The following table summarizes the operating information for the properties we managed as of December 31:

            Number of    Guest
    Year    Properties   Rooms
    ----    ----------   ------
    2000        59       12,172
    1999        54       9,693
    1998        41       6,800


The following table sets forth the operating information with respect to our corporate housing division as of December 31:

            Number of    Number of
    Year     Markets     of Units       ADR      Occupancy
    ----    ---------    ---------    ------     ---------
    2000        22       3,231        $83.80       88.4%

                                   THE LEASES

      Until January 1, 2001, our subsidiaries leased 106 of the 114 hotels owned by MeriStar Hospitality. Each lease provided for an initial term of 12 years. Each lease provided us with three renewal options of five years each (except in the case of properties with ground leases having a remaining term of less than 40 years), provided that:

      o we would not have the right to a renewal if a change in the tax law has occurred that would permit MeriStar Hospitality to operate the hotel directly;


      o if we elected not to renew a lease for any applicable hotel, then MeriStar Hospitality had the right to reject the exercise of a renewal right on a lease of a comparable hotel; and

      o the rent for each renewal term would be adjusted to reflect the then fair market rental value of the hotel.

      If we and MeriStar Hospitality were unable to agree upon the then fair market rental value of a hotel, the lease would have terminated upon the expiration of the then current term and we then would have had a right of first refusal to lease the hotel from MeriStar Hospitality on such terms as it may have agreed upon with a third-party lessee.

Base Rent; Participating Rent; Additional Charges

      Each lease required us to pay:

      o     fixed monthly base rent;

      o participating rent, which was payable monthly and based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at each hotel in excess of base rent; and

      o certain other amounts, including interest accrued on any late payments or charges.

      The base rent and participating rent departmental thresholds (departmental revenue on which the rent percentage is based) were increased annually by a percentage equal to the percentage increase in the Consumer Price Index (CPI percentage increase plus 0.75% in the case of the participating rent departmental revenue threshold) compared to the prior year. Base rent was payable monthly in arrears. Participating rent was payable in arrears based on a monthly schedule adjusted to reflect the seasonal variations in the hotel's revenue.

      The leases required us to pay rent, liability insurance, all costs and expenses and all utility and other charges incurred in the operations of the hotels. MeriStar Hospitality was responsible for real estate and personal property taxes and assessments, rent payable under ground leases, casualty insurance, including loss of income insurance, capital impositions and capital replacements and refurbishments (determined in accordance with generally accepted accounting principles). The leases also provided for rent reductions and abatements in the event of damage or destruction or a partial taking of any hotel.

      The leases also provided for a rental adjustment under certain circumstances in the event of (a) a major renovation of the hotel, or (b) a change in the franchisor of the hotel.

Lessee Capitalization

      The leases required us, as guarantor of the leases, to maintain a book net worth of not less than $40 million. Further, as of January 1, 1999, for so long as our tangible net worth was less than 17.5% of the aggregate rents payable under the leases for the prior calendar year, we were prohibited from paying dividends or making distributions other than dividends or distributions made for the purpose of permitting the partners of the operating partnership to pay taxes on the taxable income of the operating partnership attributable to its partners plus any required preferred distributions existing to partners.

Termination

      MeriStar Hospitality had the right to terminate the applicable lease upon the sale of a hotel to a third party or, upon its determination not to rebuild after a casualty, upon payment to us of the fair market value of the leasehold estate (except for properties initially identified by MeriStar Hospitality and us as properties slated to be sold). The fair market value of the leasehold estate was determined by discounting to present value, at a discount rate of 10% per annum, the cash flow for each remaining year of the then current lease term, which cash flow would be deemed to be the cash flow realized by our company under the applicable lease for the 12-month period preceding the termination date. MeriStar Hospitality would receive as a credit against any such termination payments an amount equal to any outstanding "New Lease Credits," which means the projected cash flow, determined on the same basis as the termination payment, of any new leases entered into between MeriStar Hospitality and ourselves after the effective date for the initial term of such new lease amortized on a straight-line basis over the initial term of the new lease.

Performance Standards

      MeriStar Hospitality had the right to terminate the applicable lease if, in any calendar year, the gross revenues from a hotel were less than 95% of the projected gross revenues for such year as set forth in the applicable budget unless:

      o we could reasonably demonstrate that the gross revenue shortfall was caused by general market conditions beyond our control; or

      o we "cured" the shortfall by paying MeriStar Hospitality the difference between the rent that would have been paid had the property achieved gross revenues of 95% of the budgeted amounts and the rent paid based on actual gross revenues.

      We did not have such a cure right for more than two consecutive years.

      The leases also required that we spend in each calendar year at least 95% of the amounts budgeted for marketing expenses and for repair and maintenance expenses.

Assignment and Subleasing

      We did not have the right to assign a lease or sublet a hotel without MeriStar Hospitality's prior written consent. For purposes of the lease, a change in control of our company would have been deemed an assignment of the lease and would require the consent of MeriStar Hospitality, which may be granted or withheld in MeriStar Hospitality's sole discretion.

                            THE MANAGEMENT AGREEMENTS

      Effective January 1, 2001, we assigned our leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, the taxable subsidiaries of MeriStar Hospitality executed new management agreements with one of our subsidiaries for each property that we previously leased from MeriStar Hospitality. We believe the elimination of the lease structure reduces our exposure to fluctuations in the economy and the management agreement provides us with a more stable source of income.

Management Agreements

      The management agreements with MeriStar Hospitality for the 106 hotels formerly leased by us will have initial terms of 10 years. Each management agreement provides us with three renewal options of five years each. However, a renewal will not go into effect if a change in the federal tax law has occurred that would permit MeriStar Hospitality or one of its affiliates to operate the hotel directly without adversely affecting MeriStar Hospitality's qualification as a real estate investment trust.

Management Fees and Performance Standards

      Each taxable subsidiary will pay us a management fee for each hotel equal to a specified percentage of aggregate hotel operating revenues, increased or reduced, as the case may be, by 20% of the positive or negative difference between:

      o the actual excess of total operating revenues over total operating expenses; and

      o the projected excess of total operating revenues over total operating expenses.

      The total management fee for a hotel in any fiscal year will not be less than 2.5% or greater than 4.0% of aggregate hotel operating revenues.

Term and Termination

      The management agreements with MeriStar Hospitality have initial terms of 10 years with three renewal periods of five years each. A renewal will not go into effect if a change in the federal tax laws permits MeriStar Hospitality or one of its subsidiaries to operate the hotel directly without adversely affecting MeriStar Hospitality's ability to qualify as a real estate investment trust or if we elect not to renew the agreement. MeriStar Hospitality may elect not to renew the management agreements only as discussed below.

      MeriStar Hospitality's taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. Upon that termination, MeriStar Hospitality's taxable subsidiary will be required to pay us the fair market value of the management agreement. That fair market value will be equal to the present value, using a discount rate of 10%, of the remaining payments under the agreement, assuming that we would have been paid management fees under the agreement based on the operating results for the 12 months preceding the termination. MeriStar Hospitality's taxable subsidiaries will be able to credit against any termination payments the projected fees, discounted to present value at a discount rate of 10%, under any management agreements or leases entered into between our subsidiaries and subsidiaries of MeriStar Hospitality following August 3, 1998.

      If gross operating profit from a hotel is less than 85% of the amount projected in the hotel's budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, MeriStar Hospitality's taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

      o MeriStar Hospitality did not materially comply with the capital expenditures contemplated by the budget for either or both of the applicable fiscal years; or

      o we cure the shortfall by agreeing to reduce our management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

      We can only use the cure right once during the term of each management agreement.

ITEM 3. LEGAL PROCEEDINGS

      In the normal course of business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters have been submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the NYSE under the symbol "MMH." As of March 28, 2001, 37,136,307 shares of our common stock were issued and outstanding, held by approximately 257 record holders.

      The following table lists, for the fiscal quarters indicated, beginning with the spin-off of our company from CapStar Hotel Company on August 3, 1998, the range of high and low intra-day sale prices per share of our common stock in U.S. dollars, as reported on the NYSE Composite Transaction Tape.

                                                              High        Low
                                                              ----        ---
Fiscal 1998
   Third Quarter (from August 3, 1998) .................   $   3.75    $   2.00
   Fourth Quarter ......................................       2.69        1.94
Fiscal 1999
   First Quarter .......................................   $   3.19    $   2.38
   Second Quarter ......................................       4.44        2.69
   Third Quarter .......................................       3.75        2.88
   Fourth Quarter ......................................       3.56        2.19
Fiscal 2000
   First Quarter .......................................   $   3.44    $   2.63
   Second Quarter ......................................       3.13        2.69
   Third Quarter .......................................       3.13        2.44
   Fourth Quarter ......................................       2.69        2.06
Fiscal 2001
   First Quarter (through March 28, 2001)...............   $   2.74    $   1.51

      The last reported sale price of our common stock on the NYSE on March 28, 2001 was $1.65.

      We have not paid any cash dividends on our common stock and we do not anticipate that we will do so in the foreseeable future. We intend to retain earnings to provide funds for the continued growth and development of our business. Until January 1, 2001, when we assigned our leases with MeriStar Hospitality to its taxable subsidiaries and, in connection with the assignment, we executed management agreements with the taxable subsidiaries, our lease agreements with MeriStar Hospitality restricted our ability to pay dividends on our common stock. No similar restrictions on the payment of dividends exist in the new management agreements we have with the taxable subsidiaries. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

      On August 3, 1998, we privately issued 3,414,872 Class B operating partnership units as part of the purchase of 100% of the partnership interests in AGH Leasing and substantially all of the assets and certain liabilities of American General Hospitality, Inc.

      On October 1, 1998, we privately issued 916,230 Class A operating partnership units as part of the purchase of a portfolio of assets from South Seas Properties Company Limited Partnership and its affiliates.

      On April 15, 1999, we privately issued 1,818,182 shares of our common stock at a price of $2.75 per share to our joint venture partner in MIP Lessee, L.P. On January 6, 2000, we privately issued an additional 1,818,182 shares of our common stock at a price of $2.75 per share to our joint venture partner MIP Lessee, L.P.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth our selected historical financial information. The selected operating results and balance sheet data have been extracted from the consolidated financial statements for each of the periods presented. The following information should be read in conjunction with our consolidated financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                      Year Ended December 31,
                                                                --------------------------------------------------------------------
                                                                     2000           1999         1998          1997          1996
                                                                --------------------------------------------------------------------

                                                                           (dollars in thousands, except per share amounts)
Operating Results:
Revenues:
    Rooms ..................................................... $   929,585   $   894,983   $   395,633   $     9,880    $        --
    Food, beverage and other ..................................     397,205       387,091       152,276         1,871             --
    Corporate housing .........................................      64,872            --            --            --             --
    Management and other fees .................................      19,957        10,040        14,528        12,088          7,050
                                                                -----------   -----------   -----------   -----------    -----------
       Total revenues .........................................   1,411,619     1,292,114       562,437        23,839          7,050
                                                                -----------   -----------   -----------   -----------    -----------
Operating expenses:
Departmental expenses:
    Rooms .....................................................     219,197       213,239        95,627         2,533             --
    Food, beverage and other ..................................     272,923       260,537       107,860         1,170             --
    Corporate housing expense .................................      42,827            --            --            --             --
Undistributed operating expenses:
    Administrative and general ................................     233,553       208,576        84,881        10,473          6,140
    Participating lease expense ...............................     431,014       404,086       186,601         4,135             --
    Property operating costs ..................................     188,235       182,412        76,300         1,917             --
    Depreciation and amortization .............................       9,470         6,014         3,372           636            349
    Merger and lease conversion costs .........................       2,989            --            --            --             --
    Loss on asset impairment ..................................      21,657            --            --            --             --
                                                                -----------   -----------   -----------   -----------    -----------
       Total operating expenses ...............................   1,421,865     1,274,864       554,641        20,864          6,489
                                                                -----------   -----------   -----------   -----------    -----------
Net operating income (loss) ...................................     (10,246)       17,250         7,796         2,975            561
Interest expense, net .........................................       6,401         4,692         2,017            56            123
Equity in earnings of affiliates ..............................          --           (31)       (1,337)           46             --
Minority interests ............................................      (1,094)        1,916           155           103             --
Income taxes (A) ..............................................      (6,173)        3,926           337            --             --
                                                                -----------   -----------   -----------   -----------    -----------
       Net income (loss) ...................................... $    (9,380)  $     6,685   $     3,950   $     2,862    $       438
                                                                ===========   ===========   ===========   ===========    ===========
Basic earnings (loss) per share (B) ........................... $     (0.27)  $      0.24   $      0.02            --             --
Diluted earnings (loss) per share (B) ......................... $     (0.27)  $      0.24   $      0.02            --             --
Number of shares of common stock issued and outstanding (C) ...      35,976        29,625        25,437            --             --
Other Financial Data:
Earnings before interest, taxes, depreciation, and
    amortization (D)........................................... $      (776)  $    23,264   $    11,168   $     3,611    $       910
Net cash provided by operating activities .....................       4,590        27,528        10,125        11,167         19,069
Net cash used in investing activities .........................     (32,048)      (32,837)     (102,109)       (6,501)       (1,826)
Net cash provided by (used in) financing activities ...........      33,308        (4,100)       76,113         4,208           699
Balance Sheet Data:
Total assets .................................................. $   338,214   $   258,144   $   247,529   $    84,419    $    24,366
Debt ..........................................................     100,187        57,762        67,812           981            885

(A) No provision for federal income taxes was included prior to August 3, 1998 because our predecessor entities were partnerships and all federal income tax liabilities were passed through to the individual partners.

(B) Basic and diluted earnings per share for the year ended December 31, 1998 is based on earnings for the period from the date of the spin-off, August 3, 1998 through December 31, 1998.

(C)   As of December 31 for the periods presented.

(D) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. We believe that EBITDA is a useful measure of operating performance because (i) it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization and minority interests of common and preferred operating partnership unit holders, which is generally equivalent to EBITDA, and
      (ii) EBITDA is unaffected by the debt and equity structure of the entity. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs, should not be considered as an alternative to net income under generally accepted accounting principles for purposes of evaluating our results of operations and may not be comparable to other similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      We lease, manage and operate a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, golf and vacation membership markets. Our portfolio is diversified by franchise and brand affiliations. Our subsidiary, MeriStar H&R Operating Company, L.P., conducts all of our operations. We are the sole general partner of MeriStar H&R and control its operations.

      On August 3, 1998, American General Hospitality Corporation and CapStar Hotel Company merged together to form MeriStar Hospitality Corporation, a real estate investment trust. As part of that merger, CapStar Hotel Company formed our company to become the lessee, manager and operator of substantially all of the hotels owned or leased by American General and CapStar Hotel Company before the merger. At the time of the merger, CapStar Hotel Company distributed all of the shares of our common stock to its stockholders and we became a separate, publicly traded company.

      We manage all of the hotels CapStar Hotel Company leased and/or managed for third-party owners before the merger. Immediately after the merger, we acquired all of the partnership interests in AGH Leasing, L.P., the third-party lessee that leased most of the hotels American General owned. We also acquired substantially all of the assets and some liabilities of American General Hospitality, Inc., the third-party manager that managed most of the hotels American General owned.

      Our financial statements include the historical results of the management and leasing operations of CapStar Hotel Company for all periods and include the operating results of AGH Leasing, L.P. and American General Hospitality, Inc. since August 3, 1998. In addition, before August 3, 1998, we managed substantially all of the hotels owned by CapStar Hotel Company and received management fee revenues from those hotels. From August 3, 1998 until January 1, 2001, we have leased these hotels from MeriStar Hospitality. Since January 1, 2001, we manage these hotels for MeriStar Hospitality. Prior to January 1, 2001, we did not record management fees from these hotels. We did record room, food and beverage and other operating department revenues and expenses from the leases until January 1, 2001.

      The following table outlines our historical portfolio of managed and leased properties as of December 31:

               LEASED                MANAGED                  TOTAL
               ------                -------                  -----
         PROPERTIES   ROOMS     PROPERTIES   ROOMS     PROPERTIES   ROOMS
         ----------   -----     ----------   -----     ----------   -----
2000    157           35,141    59           12,172    216          47,313
1999    161           35,655    54            9,693    215          45,348
1998    162           35,666    41            6,800    203          42,466

We also manage or are otherwise affiliated with 11 golf courses. Golf course management operations and vacation membership operations are not material to any period presented.

      On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. for $1.50 in cash and 0.5 shares of our common stock for each share of BridgeStreet common stock outstanding. In addition, we repaid $12.0 million of BridgeStreet's outstanding debt as part of the acquisition. BridgeStreet provides corporate housing services in the United States, Canada and the United Kingdom. The total purchase price of the acquisition was approximately $37.6 million. As of December 31, 2000, BridgeStreet had approximately 3,200 apartments under lease in the United States, Canada, and the United Kingdom. Our financial statements include the operating results of BridgeStreet since May 31, 2000.

      In late 1999, amendments to the Internal Revenue Code were enacted that permit real estate investment trusts to create a taxable subsidiary on or after January 1, 2001, which will be subject to taxation similar to a subchapter C corporation and which can perform some activities not permissible for the real estate investment trust. As a result of this legislation, we agreed to assign all 106 leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, we executed management agreements with the taxable subsidiaries for each of the 106 properties. We have structured the management agreements to substantially mirror the economics of the prior leases. The conversion did not result in the exchange of any cash consideration among the parties. Under the management agreements, the annual base management fee is 2.5 percent of total hotel revenue with increases up to
4.0 percent of total hotel revenue based in part on our achievement of specified operating thresholds.

      On February 26, 2001, we mailed a proxy to our shareholders seeking approval of a merger agreement providing for a merger of a wholly-owned subsidiary of American Skiing Company, a Delaware corporation, with and into our company and the other transactions contemplated by that merger agreement. On March 22, 2001, we and the other parties to the merger agreement mutually agreed to terminate the merger agreement. Each company cancelled its respective special shareholder meeting, which was scheduled for March 26, 2001, to vote on the merger. There will be no termination fees payable to any of the parties.

Financial Condition

Assets
     Our total assets increased by $80.1 million to $338.2 million at December 31, 2000 from $258.1 million at December 31, 1999 primarily due to the following:

      o investments in and advances to affiliates increased by $8.9 million due to our investment in MIP Lessee, L.P. and our other hotel ventures;

      o     accounts receivable increased $30.2 million primarily due to:

            o an increase of $9.7 million in our hotel related revenue in the fourth quarter of 2000 compared to the fourth quarter of 1999; and

            o the addition of $8.7 million of BridgeStreet's accounts receivable;


      o cash and cash equivalents increased $5.9 million resulting from net operating activity and increased borrowings under our credit facility;

      o fixed assets increased $12.4 million primarily due to the acquisition of BridgeStreet and enhancements made to our information technology systems. As of December 31, 2000, BridgeStreet had $6.4 million of net fixed assets.

      o     intangible assets increased $13.0 million primarily due to:

            o     the goodwill related to the acquisition of BridgeStreet;
                  offset by

            o the write-down of $21.7 million of goodwill related to our limited-service hotels due to an impairment; and

      o prepaid expenses increased $6.1 million due to the acquisition of BridgeStreet.

      Our assets include a substantial amount of intangible assets, primarily related to our acquisitions of hotel management companies and BridgeStreet. We evaluate the carrying values of our long-lived intangible assets periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying assets. During 2000, we conducted a review of each hotel's performance and anticipated future performance and our expected future income from those hotels. We conducted this review in connection with the possible restructuring of our lease arrangements. As a result of this review, our expectation for the future performance of some of our leased limited-service hotels has been reduced. This process triggered an impairment review of our long-lived intangible assets, including goodwill. The review included an analysis of our expected future undiscounted cash flows in comparison to the net book value of the long-lived intangible assets. This review indicated that certain long-lived intangible assets, including goodwill, were impaired. We estimated the fair value of the long-lived intangible assets by using the discounted expected future cash flows generated by the underlying assets. We reduced the net book value of those long-lived intangible assets to their estimated fair value and recorded an impairment loss of $21.7 million to adjust the goodwill related to our leased limited-service hotels.

Liabilities

      Total liabilities increased by $74.6 million to $253.8 million at December 31, 2000 from $179.2 million at December 31, 1999 primarily due to the following:

      o accounts payable, accrued expenses and other liabilities increased $27.3 million due to:

            o higher operating expenses before participating lease expense and loss on asset impairment during the fourth quarter of 2000 as compared to 1999; and

            o BridgeStreet's accounts payable, accrued expenses and other liabilities of $11.6 million;

      o amounts payable to MeriStar Hospitality increased $10.7 million primarily due to the participating rent payable balance at December 31, 2000 being higher than at December 31, 1999; and

      o long-term debt increased $42.4 million due to borrowings under our credit facility to fund short term liquidity requirements, the acquisition of BridgeStreet and other investments.

Stockholders' Equity

      Stockholders' equity increased $8.1 million primarily due to:

      o the issuance of 4,072,099 shares of our common stock to BridgeStreet's stockholders;

      o the sale of 1,818,182 shares of our common stock to our joint venture partner in MIP Lessee, L.P.; partially offset by

      o     net loss of $9.4 million in 2000.

Results of Operations

2000 Compared to 1999

Revenues

Our total revenue increased $119.5 million, or 9.2%, to $1,411.6 million in 2000, compared to $1,292.1 million in 1999. The increase in revenue is primarily the result of the acquisition of BridgeStreet which generated $64.9 million of revenue, an increase in the number of third party managed hotels, and a 4.9% improvement in revenue per available room from our leased hotels. The improvement in revenue per available room was primarily the result of a 5.5% increase in the average daily rate. The following table provides our operating statistics for our leased hotels on a same-store basis:

                                             2000           1999       Change
                                          ----------     ---------     ---------
Revenue per available room                $    73.11     $   69.69       4.9%
Average daily rate                        $   102.38     $   97.00       5.5%
Occupancy                                      71.4%         71.8%      (0.6%)

Operating Expenses

Operating expenses increased $147.0 million or 11.5% to $1,421.9 million in 2000 compared to $1,274.9 million in 1999. This increase reflects:

      o the acquisition of BridgeStreet, which resulted in $60.3 million of operating expenses;

      o the asset impairment of $21.7 million related to the write-down of the goodwill associated with our leased limited service hotels;

      o     the $3.0 million of merger and lease conversion costs;

      o the increased participating lease expense resulting from the increase in revenue at our leased hotels; and

      o increased administrative and general expenses due to higher insurance costs and labor costs.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization decreased to ($0.8) million in 2000 compared to $23.3 million in 1999. The decrease in earnings before interest, taxes, depreciation and amortization is primarily due to:

      o a $28.2 million decrease in hospitality management's earnings before interest, taxes, depreciation and amortization due primarily to:

            o the $21.7 million nonrecurring write-down of the goodwill associated with our leased limited service hotels; and

            o the $3.0 million of nonrecurring merger and lease conversion costs; and partially offset by

      o the acquisition of BridgeStreet resulted in $4.7 million of earnings before interest, taxes, depreciation and amortization.

Minority interest decreased by $3.0 million primarily due to lower operating income compared to 1999 and the conversion of operating partnership units to common stock. Taxes decreased by $10.1 million due to the operating loss in 2000 compared to the operating income 1999.

1999 Compared to 1998

Revenues

Our total revenue increased $729.7 or 129.7% to $1,292.1 million in 1999 compared to $562.4 million in 1998. The increase in revenue is primarily the result of an increase in the number of hotels leased. During the period January 1, 1998 through August 3, 1998, revenue represents CapStar Hotel Company's management and leasing operations. From August 3, 1998 through December 31, 1998 and for all of 1999, revenue also includes the management and leasing operations of AGH Leasing, L.P. and American General Hospitality, Inc. As a result, the 1998 revenue was derived from a smaller number of hotels being leased and managed throughout the year. In addition, we had a significant increase in revenues from our resort properties due to the acquisition of South Seas Resorts. We acquired this portfolio of resort properties during the fourth quarter of 1998. Therefore, there are only three months of revenue included in 1998 and a full 12 months of revenue included in 1999 from these properties.

Operating Expenses

Operating expenses increased $720.3 million or 129.9% to $1,274.9 million in 1999 compared to $554.6 million in 1998. The increase reflects the increase in the number of leased and managed hotels. This 129.9% increase is consistent with the increase in revenues.

Earnings Before Interest, Taxes, Depreciation, and Amortization

Earnings before interest, taxes, depreciation, and amortization increased 108.0% to $23.3 million in 1999 compared to $11.2 million in 1998. The increase in earnings before interest, taxes, depreciation, and amortization is due to the change in the number of hotels operated and managed by us in 1999 compared to 1998.

Minority interest and taxes increased by $1.8 million and $3.6 million, respectively, due to higher operating income in 1999 compared to 1998.

Liquidity and Capital Resources

Sources of Cash

      Our continuing operations are funded through cash generated from hotel management and leasing operations, and corporate housing operations. We finance business acquisitions and investments in affiliates through a combination of internally generated cash, external borrowings and the issuance of partnership interests and/or common stock. We generated $4.6 million of cash from operations during 2000.

      We generated $33.3 million of cash from financing activities during 2000 primarily from the following:

      o     we had net borrowings of $42.3 million under our credit facilities;

      o we repaid $12.0 million of the BridgeStreet debt as part of our acquisition of BridgeStreet; and

      o     we received $5.8 million from the issuances of our common stock.

      Under the terms of the participating lease agreements with our lessors and management agreements with MeriStar Hospitality, our lessors will generally be required to fund significant capital expenditures at the hotels we lease.

Uses of Cash

      We used $32.0 million of cash in investing activities during 2000 primarily for the following:

      o     we purchased $9.2 million of fixed assets;

      o     we invested $8.9 million in hotel partnerships; and

      o we paid $12.2 million in cash to BridgeStreet stockholders in connection with the acquisition.

Revolving Credit Facilities

      On August 3, 1998, we entered into a three-year, $75.0 million revolving credit facility with MeriStar Hospitality. This loan contains covenants regarding financial ratios, reporting requirements and other customary restrictions. The interest rate on this loan is based on the 30-day London Interbank Offered Rate plus 650 basis points. As of December 31, 2000, we had no borrowings outstanding under this facility. As of March 29, 2001, we had $36.0 million of borrowings outstanding at an interest rate of 11.58%.

      On February 29, 2000, we entered into a $100.0 million senior secured credit facility among a syndicate of banks. The credit facility bears interest at the 30-day London Interbank Offered Rate plus 350 basis points and expires in February 2002 with an optional one-year extension. We borrowed $65 million under the facility to repay the borrowings outstanding under our revolving credit agreement with MeriStar Hospitality. As of December 31, 2000, the senior secured revolving credit facility was fully drawn. As of March 29, 2001, we had $82.0 million of borrowings outstanding at an interest rate of 8.58%. Upon execution of this new credit facility, the facility with MeriStar Hospitality was amended to reduce the maximum borrowing limit from $75 million to $50 million.

      At December 31, 2000, we were not in compliance with a debt covenant related to the senior secured facility. On February 16, 2001, we obtained an amendment to the credit facility revising the covenant and waiving that failure to comply with the covenant. We expect to meet the covenant at future determination dates.

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

Seasonality

      Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, its operations generally reflect non-resort seasonality patterns. Excluding the effect of Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", we have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

      Corporate housing activity peaks in the summer months and declines during the fourth quarter and the first part of the first quarter. We expect to have lower revenue, operating income and cash flow from corporate housing in the first and fourth quarters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in interest rates on our credit facilities that impacts the fair value of these obligations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

      In April 2000, we entered into a $40 million periodic rate collar agreement with a financial institution in order to hedge against the impact future interest rate fluctuations may have on our floating rate debt. The rate collar agreement establishes the London Interbank Offered Rate at a floor rate of 6.05% and a ceiling rate of 8.5%. During the year ended December 31, 2000, we neither made nor received any payments related to this instrument. The estimated fair value of the collar agreement is approximately $205,000 at December 31, 2000.

      Our long-term debt of $100.0 million at December 31, 2000 matures in February 2002 with an optional one-year extension. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 350 basis points. The interest rate was 10.19% at December 31, 2000. We have determined that the fair value of the debt approximates its carrying value. A 1.0% change in the 30-day London Interbank Offered Rate would have changed our interest expense by approximately $835,000 during 2000.

      Although we conduct business in Canada and the United Kingdom, these foreign operations were not material to our consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2000. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2000. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS

      The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

MeriStar Hotels & Resorts, Inc.
Independent Auditors' Report ..................................................................................................   31
Consolidated Balance Sheets as of December 31, 2000 and 1999 ..................................................................   32
Consolidated Statements of Operations and Other Comprehensive Income
  for the Years Ended December 31, 2000, 1999 and 1998 ........................................................................   33
Consolidated Statements of Stockholders' Equity and Owners' Equity for the Years Ended December 31, 2000, 1999 and 1998 .......   34
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 ....................................   35
Notes to the Consolidated Financial Statements ................................................................................   36

      All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
MeriStar Hotels & Resorts, Inc.:

      We have audited the accompanying consolidated balance sheets of MeriStar Hotels & Resorts, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and other comprehensive income, stockholders' equity and owners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hotels & Resorts, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                                     KPMG LLP

Washington, D.C.
February 19, 2001

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(in thousands, except per share amounts)

                                                                 2000         1999
                                                                 -----        ----
Assets
Current Assets:
     Cash and cash equivalents ............................   $   7,645    $   1,726
     Accounts receivable, net of allowance for
      doubtful accounts of $4,097 and $2,090 ..............      78,176       47,976
     Prepaid expenses .....................................       9,719        3,589
     Deposits and other ...................................      12,107        8,388
                                                              ---------    ---------
Total current assets ......................................     107,647       61,679
                                                              ---------    ---------

Fixed assets:
   Furniture, fixtures, and equipment .....................      33,996       14,832
   Accumulated depreciation ...............................      (9,247)      (2,522)
                                                              ---------    ---------
Total fixed assets, net ...................................      24,749       12,310
                                                              ---------    ---------

Investments in and advances to affiliates .................      38,920       30,018
Intangible assets, net of accumulated
 amortization of $11,899 and $7,927 .......................     166,898      153,927
Restricted cash ...........................................          --          210
                                                              ---------    ---------
                                                              $ 338,214    $ 258,144
                                                              =========    =========

Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
   Accounts payable, accrued expenses and other liabilities   $ 123,929    $  96,603
   Due to MeriStar Hospitality Corporation ................      22,222       11,476
   Income taxes payable ...................................       1,923           80
   Long-term debt, current portion ........................         147           10
                                                              ---------    ---------

Total current liabilities .................................     148,221      108,169

Deferred income taxes .....................................       5,508       13,247
Long-term debt ............................................     100,040       57,752
                                                              ---------    ---------

Total liabilities .........................................     253,769      179,168
                                                              ---------    ---------

Minority interests ........................................      11,140       13,774

Stockholders' equity:
   Common stock, par value $0.01 per share:
      Authorized - 100,000 shares
      Issued and outstanding - 35,976 and 29,625 shares ...         360          296
   Additional paid-in capital .............................      74,989       57,637
   Retained earnings ......................................      (2,144)       7,236
   Accumulated other comprehensive income:
       Translation adjustment .............................         207           33
       Unrealized loss on investments .....................        (107)          --
                                                              ---------    ---------
Total stockholders' equity ................................      73,305       65,202
                                                              ---------    ---------
                                                              $ 338,214    $ 258,144
                                                              =========    =========

See accompanying notes to consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
INCLUDING PREDECESSOR ENTITY
(in thousands, except per share amounts)

                                                    2000           1999          1998
                                                    ----           ----          ----
Revenue:
Rooms ......................................   $   929,585    $   894,983    $   395,633
Food and beverage ..........................       304,415        295,551        119,295
Corporate housing ..........................        64,872             --             --
Other operating departments ................        92,790         91,540         32,981
Management and other fees ..................        19,957         10,040         14,528
                                               -----------    -----------    -----------

Total revenue ..............................     1,411,619      1,292,114        562,437
                                               -----------    -----------    -----------

Operating expenses by department:
  Rooms ....................................       219,197        213,239         95,627
  Food and beverage ........................       219,791        217,349         90,662
  Corporate housing ........................        42,827             --             --
  Other operating departments expenses .....        53,132         43,188         17,198

Undistributed operating expenses:
  Administrative and general ...............       233,553        208,576         84,881
  Participating lease expense ..............       431,014        404,086        186,601
  Property operating costs .................       188,235        182,412         76,300
  Depreciation and amortization ............         9,470          6,014          3,372
  Merger and lease conversion costs ........         2,989             --             --
  Loss on asset impairment .................        21,657             --             --
                                               -----------    -----------    -----------
Total operating expenses ...................     1,421,865      1,274,864        554,641
                                               -----------    -----------    -----------

Net operating income (loss).................       (10,246)        17,250          7,796

Interest expense, net ......................         6,401          4,692          2,017
Equity in losses of affiliates .............            --            (31)        (1,337)
                                               -----------    -----------    -----------

Income (loss) before minority interests
and income taxes ...........................       (16,647)        12,527          4,442

Minority interests .........................        (1,094)         1,916            155

Income tax expense (benefit) ...............        (6,173)         3,926            337
                                               -----------    -----------    -----------

Net income (loss) ..........................   $    (9,380)   $     6,685    $     3,950

Other comprehensive income:
     Foreign currency translation adjustment           174             (2)            35
     Unrealized loss on investments ........          (107)            --             --
                                               -----------    -----------    -----------
Comprehensive income (loss) ................   $    (9,313)   $     6,683    $     3,985
                                               ===========    ===========    ===========

Earnings (loss) per share:
      Basic ................................   $     (0.27)   $      0.24    $      0.02
      Diluted ..............................   $     (0.27)   $      0.24    $      0.02

See accompanying notes to consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OWNERS' EQUITY YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
INCLUDING PREDECESSOR ENTITY
(in thousands)

                                                                               Accumulated
                                         Common Stock   Additional                Other
                                       ---------------    Paid-in   Retained  Comprehensive Owners'
                                     Shares      Amount   Capital   Earnings      Income     Equity      Total
                                     ------      ------ ----------  --------  ------------- --------    ----------

Balance, January 1, 1998 .......         --     $   --   $     --    $    --      $   --    $ 40,909    $ 40,909
Spin-off and issuances of common
stock ..........................     24,952        249     42,914         --          --     (44,308)     (1,145)
Net income for period January 1,
1998 through August 2, 1998 ....         --         --         --         --          --       3,399       3,399
Net income for period August 3,
1998 through December 31, 1998 .         --         --         --        551          --          --         551
Foreign currency translation
adjustment .....................         --         --         --         --          35          --          35
Issuances of common stock under
Stock Purchase Plan ............          5         --         11         --          --          --          11
Rights offering ................        480          5        952         --          --          --         957
Proceeds from exercise of stock
options, net ...................         --         --         17         --          --          --          17
                                     ---------------------------------------------------------------------------
Balance, December 31, 1998 .....     25,437        254     43,894        551          35          --      44,734
Net income for the year ........         --         --         --      6,685          --          --       6,685
Foreign currency translation
adjustment .....................         --         --         --         --          (2)         --          (2)
Issuances of common stock ......      1,820         18      4,793         --          --          --       4,811
Redemption of OP units .........      1,908         19      7,816         --          --          --       7,835
Issuances of common stock under
Stock Purchase Plan ............        381          4        935         --          --          --         939
Proceeds from exercise of stock
options, net ...................         79          1        199         --          --          --         200
                                     ---------------------------------------------------------------------------
Balance, December 31, 1999 .....     29,625        296     57,637      7,236          33          --      65,202
Net loss for the year ..........         --         --         --     (9,380)         --          --      (9,380)
Foreign currency translation
adjustment .....................         --         --         --         --         174          --         174

Unrealized loss on investments..         --         --         --         --        (107)         --        (107)

Issuance of common stock .......      5,890         59     16,180         --          --          --      16,239

Redemption of OP Units .........        156          2        389         --          --          --         391
Issuance of common stock under
Stock Purchase Plan ............        255          2        634         --          --          --         636
Proceeds from exercise of stock
options, net ...................         50          1        149         --          --          --         150
                                     ---------------------------------------------------------------------------
Balance, December 31, 2000 .....     35,976   $    360   $ 74,989   $ (2,144)     $  100    $     --    $ 73,305
                                     ===========================================================================

See accompanying notes to the consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, and 1998
INCLUDING PREDECESSOR ENTITY
(in thousands)

                                                                            2000        1999        1998
                                                                        ---------    ---------    ---------
Operating activities:
     Net income (loss) ..............................................   $  (9,380)   $   6,685    $   3,950
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization ..............................       9,470        6,014        3,372
         Equity in earnings of affiliates ...........................          --           31        1,337
         Minority interests .........................................      (1,094)       1,916          155
         Deferred income taxes ......................................      (8,246)       3,880          267
         Loss on asset impairment ...................................      21,657           --           --
         Changes in operating assets and liabilities, excluding
          effects of acquisitions:
             Accounts receivable, net ...............................     (25,852)      14,011      (54,825)
             Prepaid expenses .......................................        (445)         604       (3,096)
             Deposits and other .....................................      (1,462)         497       (8,229)
             Accounts payable, accrued expenses and other liabilities       7,523       (8,033)      81,975
             Due to MeriStar Hospitality Corporation ................      10,746        1,912      (14,850)
             Income taxes payable ...................................       1,673           11           69
                                                                        ---------    ---------    ---------
Net cash provided by operating activities ...........................       4,590       27,528       10,125
                                                                        ---------    ---------    ---------

Investing activities:
     Purchases of fixed assets ......................................      (9,211)      (7,507)      (4,628)
     Purchases of intangible assets .................................      (1,929)      (3,388)     (99,438)
     Investments in and advances to affiliates ......................      (8,902)     (22,338)       2,563
     Cash paid to BridgeStreet Accommodations shareholders ..........     (12,216)          --           --
     Change in restricted cash ......................................         210          396         (606)
                                                                        ---------    ---------    ---------
Net cash used in investing activities ...............................     (32,048)     (32,837)    (102,109)
                                                                        ---------    ---------    ---------

Financing activities:
     Proceeds from issuance of long-term debt .......................     154,500      177,000       67,000
     Principal payments on long-term debt ...........................    (112,201)    (187,050)        (169)
     Proceeds from issuances of common stock, net ...................       5,786        5,950          974
     Purchase of operating partnership units ........................      (1,149)          --           --
     BridgeStreet Accommodations debt repaid ........................     (12,021)          --           --
     Deferred financing costs .......................................      (1,607)          --           --
     Contributions from CapStar .....................................          --           --        8,383
     Distributions to minority investors ............................          --           --          (75)
                                                                        ---------    ---------    ---------
Net cash provided by (used in) financing activities .................      33,308       (4,100)      76,113
                                                                        ---------    ---------    ---------

Effect of exchange rate changes on cash .............................          69          (20)           4
                                                                        ---------    ---------    ---------


Net increase (decrease) in cash and cash equivalents ................       5,919       (9,429)     (15,867)
Cash and cash equivalents, beginning of year ........................       1,726       11,155       27,022
                                                                        ---------    ---------    ---------
Cash and cash equivalents, end of year ..............................   $   7,645    $   1,726    $  11,155
                                                                        =========    =========    =========

See accompanying notes to consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998
INCLUDING PREDECESSOR ENTITY
(dollars in thousands, except per share amounts)

1. Organization

      We lease, manage and operate a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, golf, and vacation membership markets. Our portfolio is diversified by franchise and brand affiliations. Our subsidiary, MeriStar H&R Operating Company, L.P., conducts all of our operations. We are the sole general partner of MeriStar H&R and control its operations.

      We were created in connection with the August 3, 1998 merger of American General Hospitality Corporation and CapStar Hotel Company, which created MeriStar Hospitality Corporation, a real estate investment trust. We are the lessee, manager and operator of substantially all of the hotels owned or leased by American General and CapStar Hotel Company before the merger. At the time of the merger, CapStar Hotel Company distributed all of the shares of our common stock to its stockholders and we became a separate, publicly traded company.

      We manage all of the hotels CapStar Hotel Company leased and/or managed for third-party owners before the merger. Immediately after the merger, we acquired all of the partnership interests in AGH Leasing, L.P., the third-party lessee that leased most of the hotels American General owned. We also acquired substantially all of the assets and some liabilities of American General Hospitality, Inc., the third-party manager that managed most of the hotels American General owned.

      We have an intercompany agreement with MeriStar Hospitality. This provides each of us the right to participate in certain transactions entered into by each company. In particular, we have the right of first refusal to become the lessee of any real property acquired by MeriStar Hospitality subject to certain exceptions. We also provide MeriStar Hospitality with certain services including administrative, renovation supervision, corporate, accounting, finance, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We are compensated in an amount that MeriStar Hospitality would be charged by an unaffiliated third party for comparable services.

      On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet provides corporate housing services in the United States, Canada, and the United Kingdom. We are continuing to operate our corporate housing division under the BridgeStreet name. Our consolidated financial statements for the year ended December 31, 2000 include the operating results of BridgeStreet since May 31, 2000.

      In late 1999, amendments to the Internal Revenue Code were enacted that permit real estate investment trusts to create a taxable subsidiary on or after January 1, 2001, which will be subject to taxation similar to a subchapter C corporation and which can perform some activities not permissible for the real estate investment trust. As a result of this legislation, we agreed to assign all 106 leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, we executed management agreements with the taxable subsidiaries for each of the 106 properties. We have structured the management agreements to substantially mirror the economics of the prior leases. The conversion did not result in the exchange of any cash consideration among the parties. Under the management agreements, the annual base management fee is 2.5 percent of total hotel revenue with increases up to
4.0 percent of total hotel revenue based in part on our achievement of specified operating thresholds.

      On December 10, 2000, we entered into a merger agreement with American Skiing Company to combine our companies. On March 22, 2001, we and the other parties to the merger agreement mutually agreed to terminate the merger agreement.

      As of December 31, 2000, we leased or managed 216 hotels with 47,313 rooms in 33 states, the District of Columbia, Canada, Puerto Rico and the U.S. Virgin Islands. In addition, we had approximately 3,200 apartments under lease in the United States, Canada, and the United Kingdom at December 31, 2000.

2. Summary of Significant Accounting Policies

      Principles of Consolidation- Our consolidated financial statements include our accounts and the accounts of all of our majority owned subsidiaries. We eliminate all significant intercompany balances and transactions.

      We use the equity method to account for investments in unconsolidated joint ventures and affiliated companies in which we hold a voting interest of 50% or less and we exercise significant influence. We use the cost method to account for investments in entities in which we do not have the ability to exercise significant influence.

      Cash Equivalents and Restricted Cash- We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our restricted cash represents amounts required to be maintained in escrow.

      Fixed Assets- Our fixed assets are recorded at cost. They are depreciated using the straight-line method over lives ranging from three to seven years.

      Intangible Assets- Our intangible assets consist of goodwill, hotel contracts purchased, franchise costs, and costs incurred to obtain management contracts. Goodwill is the excess of the cost to acquire a business over the fair value of the net identifiable assets of that business. We amortize intangible assets on a straight-line basis over the estimated useful lives of the underlying assets. These lives range from five to 40 years.

      Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of-We periodically evaluate the carrying values of our long-lived intangible assets in relation to their operating performance and the expected future undiscounted cash flows of the underlying assets. We make adjustments to the carrying value if the expected future undiscounted net cash flows are less than net book value of the assets. If necessary, we calculate an impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

      Income Taxes- Prior to our spin-off from CapStar Hotel Company, no provision for income taxes was made since our predecessor entities were partnerships and limited liability companies. All income, losses, and credits for income tax purposes were passed through to the individual partners. After the spin-off from CapStar, we adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

      Foreign Currency Translation- The results of operations for our foreign locations are maintained in the local currency and translated using the average exchange rates during the period. The assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders' equity as a cumulative foreign currency translation adjustment.

      Stock-Based Compensation- We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, we apply Accounting Principles Board Opinion No. 25 in accounting for our stock-based plans. All grants have been made at fair value, and therefore, we have not recognized any compensation cost for these grants.

      Revenue Recognition- We earn revenue through the operations and management of our hospitality properties. We recognize revenue when it is earned.

      Participating Lease Agreements- Our participating leases have non-cancelable remaining terms ranging from 8 to 13 years, subject to earlier termination upon the occurrence of certain contingencies as defined in the leases. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. During interim reporting periods, we recognize contingent rental expense prior to the achievement of the specified target that triggers the contingent rental expense if the achievement of the specified target by the end of the fiscal year is considered probable.

      Comprehensive Income- Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires companies to display comprehensive income and its components in a financial statement to be included in the company's full set of annual financial statements or in the notes to financial statements. Comprehensive income represents a measure of all changes in equity of a company that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Our comprehensive income includes net income and other comprehensive income from foreign currency items and unrealized gains/losses from our investments.

      New Accounting Pronouncements- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in statements of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which amended Statement of Financial Accounting Standards No. 133 to defer the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard will not have a material effect on our financial statements.

      Use of Estimates- To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions. These estimates and assumptions affect the reported amounts on our balance sheet and income statement, and the disclosure of contingent assets and liabilities at the date of the financial statements. Our actual results could differ from those estimates.

      Reclassifications- We have reclassified certain 1999 and 1998 amounts to be consistent with the 2000 classifications.

3. Investments in and Advances to Affiliates

      Our net investment in and advances to joint ventures and affiliated companies consists of the following:

                                                           December 31,
                                                         2000        1999
                                                       -------     -------
       CapStar Hallmark Company, L.L.C.                $11,495     $11,255
       MIP Lessee, L.P.                                 10,654       5,429
       CapStar San Diego HGI Associates                  4,076       3,940
       CapStar Wyandotte II, LLC                         2,683       2,620
       Sapphire Beach Resort & Marina                    2,116       2,137
       Ballston Parking Associates                       1,629       1,629
       BoyStar Ventures, L.P.                            1,546       1,458
       Other                                             4,721       1,550
                                                       --------    --------
                                                       $38,920     $30,018
                                                       ========    ========

      The combined summarized financial information of our unconsolidated joint ventures and affiliated companies is as follows:

                                                           December 31,
                                                         2000        1999
         Balance sheet data:                           -------     -------
         Current assets                                $31,712     $11,460
         Non-current assets                            429,094     267,345
         Current liabilities                            16,610      10,560
         Non-current liabilities                       240,757     132,298
         Equity                                        203,439     135,947

         Operating data:
         Revenue                                      $143,877     $61,284
         Net income (loss)                               9,352      (2,394)

4. Intangible Assets

      Intangible assets consist of the following:

                                                           December 31,
                                                         2000        1999
                                                       -------     -------
         Goodwill                                     $130,468     $117,060
         Hotel contracts                                41,747       39,993
         Other                                           6,582        4,801
                                                      --------     ---------
                                                       178,797      161,854
         Less accumulated amortization                 (11,899)      (7,927)
                                                      --------     ---------
                                                      $166,898     $153,927
                                                      ========     =========


      During 2000, we conducted a review of each property's performance and anticipated future performance and our expected future income from those properties. We conducted this review in connection with the possible restructuring of our lease arrangements. As a result of this review, our expectation for the future performance of some of our leased limited-service hotels has been reduced. This process triggered an impairment review of our long-lived intangible assets, including goodwill. The review included an analysis of our expected future undiscounted cash flows in comparison to the net book value of the long-lived intangible assets. This review indicated that certain long-lived intangible assets, including goodwill, were impaired. We estimated the fair value of the long-lived intangible assets by using the discounted expected future cash flows generated by the underlying assets. We reduced the net book value of those long-lived intangible assets to their estimated fair value and recorded an impairment loss of $21,657 to adjust the goodwill related to our leased limited-service hotels.

5. Long-Term Debt

      Long-term debt consists of the following:

                                                                      December 31,
                                                                  -----------------------
                                                                     2000         1999
                                                                   --------    ----------

Senior secured credit facility ................................   $ 100,000    $      --
Revolving credit facility with MeriStar Hospitality Corporation          --       57,000
Other .........................................................         187          762
                                                                  ---------    ---------
                                                                  $ 100,187       57,762
Less current portion ..........................................        (147)         (10)
                                                                  ---------    ---------
                                                                  $ 100,040    $  57,752
                                                                  =========    =========

      Credit Facility- On February 29, 2000, we entered into a $100,000 senior secured credit facility with a syndicate of banks. The interest rate on the credit facility is the 30-day London Interbank Offered Rate plus 350 basis points. The senior secured credit facility expires in February 2002 with a one-year extension at our option. The senior secured credit facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. The interest rate as of December 31, 2000 was 10.19%. We have determined that the fair value of the notes payable under the senior secured credit facility approximates its carrying value. We incurred interest expense of $7,310 on this facility during 2000. On March 1, 2000, we borrowed $65,000 under the facility to repay the then-outstanding borrowings under the revolving credit agreement with MeriStar Hospitality. Upon execution of the senior secured credit facility, we amended the facility with MeriStar Hospitality to reduce the maximum borrowing limit from $75,000 to $50,000.

      On August 3, 1998, we entered into a three-year $75,000 unsecured revolving credit facility with MeriStar Hospitality. As mentioned above, this facility was subsequently amended on February 29, 2000 to reduce the maximum borrowing limit to $50,000. The credit facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. Interest on the facility is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The interest rate as of December 31, 1999 was 9.98%. We have determined that the fair value of this note payable approximates its carrying value. We incurred interest expense of $955, $4,907, and $1,967 on this facility during 2000, 1999, and 1998, respectively.

      Future Maturities- Aggregate future maturities of the above obligations are as follows:

                       2001            $    147
                       2002             100,040
                                        -------
                      Total            $100,187
                                        =======

      At December 31, 2000, we were not in compliance with a debt covenant related to the senior secured credit facility. On February 16, 2001, we obtained an amendment to the credit agreement revising the covenant and waiving that failure to comply with the covenant. We expect to meet the covenant at future determination dates.

6. Income Taxes

      Prior to the spin-off, our predecessor entity conducted its operations in partnerships and limited liability companies; these operations, therefore, were not subject to income taxes. We are taxable as a C Corporation. Accordingly, our 1998 income taxes are based on pre-tax income since the spin-off. Pre-tax income for the period August 3, 1998 through December 31, 1998 was $887.

      Our effective income tax expense (benefit) rate for the year ended December 31, 2000 and 1999 differs from the federal statutory income tax rate as follows:

                                                                            2000         1999       1998
                                                                      -----------------------------------
      Statutory tax rate ............................................      (35.0)%       35.0%       35.0%
      State and local taxes .........................................       (3.9)         4.0         4.2
      Difference in rates on foreign subsidiaries ...................        0.3         --           2.3
      Business meals and entertainment ..............................        0.3          0.7         5.2
      Compensation expense ..........................................        1.9         (0.5)      (77.8)
      Valuation allowance ...........................................       --           (5.8)       69.0
      Goodwill ......................................................        1.2         --          --
      Other .........................................................       (4.5)         3.6        --
                                                                      -----------------------------------
                                                                           (39.7)%       37.0%       37.9%
                                                                      ===================================

      The components of income tax expense (benefit) are as follows:

                                                                          2000         1999        1998
                                                                      -----------------------------------
           Current:
           Federal .................................................. $    100     $     --     $-
           State ....................................................      525           46          27
           Foreign ..................................................    1,448           --          42
                                                                      --------     --------     -------
                                                                         2,073           46          69
                                                                      -----------------------------------
      Deferred:
           Federal ..................................................   (6,798)       3,276         234
           State ....................................................   (1,448)         604          33
                                                                      -----------------------------------
                                                                        (8,246)       3,880         267
                                                                      ---------------------------------
                                                                      $ (6,173)    $  3,926     $   336
                                                                      ===================================

      The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability at December 31, 2000 and 1999 are as follows:

                                                          2000           1999
                                                        --------       --------
Deferred tax assets:
  Allowance for doubtful accounts ................      $    387       $    144
  Accrued vacation ...............................            --            491
  Minority interests temporary difference ........           347            862
  Net operating loss carryforward ................           572          1,159
  Accrued expenses ...............................         2,936             --
  Deferred income ................................            40             --
  Other ..........................................            48             --
                                                        -----------------------
  Total gross deferred tax assets ................         4,330          2,656
                                                        -----------------------

Deferred tax liabilities:
  Accrued expenses ...............................      $     --       $   (876)
  Operating partnership units.....................            --         (9,100)
  Depreciation and amortization expense ..........        (5,871)        (2,443)
  Prepaid expenses ...............................           (98)          (306)
  Intangible assets basis differences ............        (3,572)        (3,100)
  Other ..........................................          (297)           (78)
                                                        -----------------------
  Total gross deferred tax liabilities ...........        (9,838)       (15,903)
                                                        -----------------------

Net deferred tax liability .......................      $ (5,508)      $(13,247)
                                                        =======================

      At December 31, 2000, we had net operating loss carryforwards of approximately $1,267 that begin to expire in 2007.

7. Stockholders' Equity and Minority Interests

      Common Stock- In conjunction with our spin-off from CapStar Hotel Company, CapStar Hotel Company distributed all of the 24,948,754 outstanding shares of our common stock to CapStar Hotel Company's stockholders, on a share-for-share basis.

      In connection with the spin-off, we distributed one right for every six shares or units owned to holders of MeriStar Hospitality's common stock and operating partnership units. Each right entitled its holder to purchase a share of our common stock at a subscription price of $2.84 per share, during a subscription period from August 13, 1998 through August 31, 1998. The rights offering resulted in the sale of approximately 480,000 shares of common stock with net proceeds of $957.

      In November 1998, we established a stock purchase plan that allows eligible employees to purchase our common stock at a discount to market value. We have reserved 1,500,000 shares of common stock for issuance under this plan. As of December 31, 2000, we had sold approximately 641,000 shares under this plan. We suspended this employee stock purchase plan effective December 31, 2000.

      In April 1999, we privately issued 1,818,182 shares of our common stock at a price of $2.75 per share to our joint venture partner in MIP Lessee, L.P. In January 2000, we privately issued an additional 1,818,182 shares of our common stock at a price of $2.75 per share to our joint venture partner in MIP Lessee, L.P.

      On May 31, 2000, we issued 4,072,099 shares of common stock to the shareholders of BridgeStreet Accommodations, Inc. to acquire BridgeStreet.

      Operating Partnership Units- Substantially all of our assets are held indirectly by MeriStar H&R Operating Company, L.P., our subsidiary operating partnership. We are the sole general partner of that partnership, and we, one of our directors and approximately 85 independent third-parties are limited partners of that partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We, as general partner, are also given the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series, with such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.

      The partnership agreement currently has three classes of limited partnership interests: Class A units, Class B units and Preferred units. As of December 31, 2000, the ownership of the limited partnership units was as follows:

      o we and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock;

      o     one of our directors owns 1,073,929 Class B units; and

      o other limited partners own 561,614 Class A units, 1,275,607 Class B units and 392,157 Preferred units.

      No distributions were made during 2000, 1999 or 1998 to the holders of the Class A units and Class B units. Preferred units receive a 6.5% cumulative annual preferred return based on an assumed price per share of our common stock of $3.34, compounded quarterly to the extent not paid on a current basis. All net income and capital proceeds earned by the partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A units and Class B units in proportion to the number of units owned by each holder.

      Each Class A or Class B unit not held by us or one of our subsidiaries is redeemable by the holders for cash equal to the value of one share of our common stock or, at the partnership's option, one share of our common stock. Until April 1, 2004, the partnership may redeem the Preferred units for cash at a price of $3.34 per unit or, at the partnership's option, our common stock having equivalent aggregate value. After April 1, 2004, each holder of the Preferred units may require the partnership to redeem these units for cash at a price of $3.34 per unit or, at the holder's option, our common stock having equivalent aggregate value.

      In conjunction with the spin-off from CapStar, we issued 1,083,759 Class A and B units and 392,157 Preferred units to holders of CapStar operating partnership units. Immediately following the spin-off, we acquired 100% of the partnership interests in AGH Leasing, L.P. and acquired substantially all of the assets and certain liabilities of American General Hospitality, Inc. We funded the purchase price of $95,000 through a combination of cash and the issuance of 3,414,872 Class B units.

      In October 1998, we issued 916,230 Class A units for the purchase of certain assets of South Seas Properties Company, L.P.

      In May 2000, we repurchased 409,523 Class A operating partnership units at a price of $2.81 per unit.

8. Earnings (Loss) Per Share

      The following tables present the basic and diluted earnings (loss) per share computations for the years ended December 31, 2000 and 1999 and for the period August 3, 1998 through December 31, 1998:

                                                                           2000        1999       1998
                                                                         --------    --------   --------
Basic Earnings (Loss) Per Share Computation:
      Net income (loss) ..............................................   $ (9,380)   $  6,685   $    551
       Weighted average number of shares of common stock outstanding .     34,148      27,868     25,335
                                                                         --------    --------   --------
      Basic earnings (loss) per share ................................   $  (0.27)   $   0.24   $   0.02
                                                                         ========    ========   ========

Diluted Earnings (Loss) Per Share Computation:
      Net income (loss) ..............................................   $ (9,380)   $  6,685   $    551
      Minority interest, net of tax ..................................         --          --        (90)
                                                                         --------    --------   --------
      Adjusted net income (loss) .....................................     (9,380)   $  6,685   $    461
                                                                         --------    --------   --------
      Weighted average number of shares of common stock outstanding ..     34,148      27,868     25,335
      Common stock equivalents - stock options .......................         --         146         18
      Common stock equivalents - operating partnership units .........         --         392      1,308
                                                                         --------    --------   --------
       Total weighted average number of diluted shares of common stock
       outstanding ...................................................     34,148      28,406     26,661
                                                                         --------    --------   --------
      Diluted earnings (loss) per share ..............................   $  (0.27)   $   0.24   $   0.02
                                                                         ========    ========   ========

      Operating partnership units are not included in the computation of diluted earnings (loss) per share when their effect is anti-dilutive.

      Earnings per share for 1998 has been calculated using net income amounts for the period from the spin-off on August 3, 1998 through December 31, 1998. Earnings per share is not presented for periods prior to the spin-off because our predecessor entities were partnerships.

9. Related-Party Transactions

      We have an intercompany agreement with MeriStar Hospitality. This provides each of us the right to participate in certain transactions entered into by each company. In particular, we have the right of first refusal to become the lessee of any real property acquired by MeriStar Hospitality subject to certain exceptions. We also provide MeriStar Hospitality with certain services including administrative, renovation supervision, corporate, accounting, finance, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We believe we are compensated in an amount that MeriStar Hospitality would be charged by an unaffiliated third party for comparable services. We were paid $1,165, $1,600 and $781 during 2000, 1999 and 1998, respectively, for services provided to MeriStar Hospitality.

10. Stock-Based Compensation

      On August 3, 1998, we adopted an equity incentive plan that authorized us to issue and award up to 4,000,000 shares of common stock. This plan was amended to increase the maximum number of shares of common stock that may be issued under the plan to 15 percent of the number of outstanding shares of common stock. Awards under the plan may be granted to directors, officers, or other key employees.

      On August 8, 1998, we adopted an equity incentive plan for non-employee directors that authorized us to issue and award options for up to 125,000 shares of common stock. These options vest in three annual installments beginning on the date of grant and on subsequent anniversaries, provided the eligible director continues to serve as a director on each such anniversary. Options granted under the plan are exercisable for ten years from the grant date.

      In November 1998, we established a stock purchase plan that allows eligible employees to purchase our common stock at a discount to market value. We have reserved 1,500,000 shares of common stock for issuance under this plan. We suspended this employee stock purchase plan effective December 31, 2000.

     Stock option activity is as follows:

                                          Equity Incentive Plan   Directors' Plan
                                          ---------------------  -------------------
                                                        Average              Average
                                           Number of    Option   Number of   Option
                                             Shares     Price     Shares     Price
                                          ----------    -----   ----------    -----
Balance, August 3, 1998 ...............           --    $  --           --    $  --
Granted ...............................    2,805,955     3.37       45,000     3.28
Exercised .............................       (2,235)      --           --       --
Forfeited .............................           --       --           --       --
                                          ----------    -----   ----------    -----
Balance, December 31, 1998 ............    2,803,720     3.37       45,000     3.28
Granted ...............................      449,425     3.22       40,000     4.19
Exercised .............................      (79,323)    2.48           --       --
Forfeited .............................     (178,078)    3.62           --       --
                                          ----------    -----   ----------    -----
Balance, December 31, 1999 ............    2,994,744     3.36       85,000     3.71
Granted ...............................      973,750     3.01       35,000     2.94
Exercised .............................      (49,965)    2.37           --       --
Forfeited .............................     (285,182)    3.42      (22,500)    3.61
                                          ----------    -----   ----------    -----
Balance, December 31, 2000 ............    3,633,347     3.25       97,500     3.46
                                          ==========    =====   ==========    =====
Shares exercisable at December 31, 2000    2,359,033    $3.37       35,000     3.54
                                          ==========    =====   ==========    =====
Shares exercisable at December 31, 1999    1,776,946    $3.40       15,000    $3.28
                                          ==========    =====   ==========    =====
Shares exercisable at December 31, 1998    1,415,044    $3.43           --    $  --
                                          ==========    =====   ==========    =====

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                          Options Outstanding               Options Exercisable
                       ------------------------------------------------  -----------------------------
                                        Weighted
                                         Average                                            Weighted
Range of exercise          Number       Remaining       Weighted Average      Number         Average
    prices              outstanding  Contractual Life    Exercise Price    exercisable   Exercise Price
------------------     ------------   ----------------  ----------------  -------------  ---------------
$2.19 to $2.63             795,300          6.31              $2.40            687,414        $2.38
$2.69 to $3.06           1,032,068          9.02               2.98            250,781         3.02
$3.09 to $3.28             872,804          7.60               3.27            569,833         3.27
$3.31 to $4.43             901,500          7.24               4.13            758,163         4.23
$4.44 to $4.76             129,175          6.88               4.61            127,842         4.61
                         ----------     ---------        ----------      -------------     --------
$2.19 to $4.76           3,730,847          7.61              $3.26          2,394,033        $3.37
                         ==========     =========        ==========      =============     ========

      We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, we apply Accounting Principles Board Opinion No. 25 in accounting for the equity incentive plans and no compensation cost has been recognized as all grants have been made at fair value.

      Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method. The weighted average fair value of the options granted was $1.88, $1.49 and $1.58 during 2000, 1999, and 1998, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                             2000        1999        1998
                                         ----------  -----------  -----------
Risk-free interest rate ................      6.70%        6.70%        5.51%
Dividend rate ..........................        --           --           --
Volatility factor ......................      0.59         0.56         0.50
Weighted average expected life .........2.83 years   2.63 years   6.15 years

     Our pro forma net income (loss) and basic earnings (loss) per share as if the fair value method had been applied were as follows:

                                       2000             1999              1998
                                    ---------          ------          --------
  Pro forma net income (loss)       $(11,585)          $6,185          $(2,324)
  Basic earnings (loss) per share      (0.34)            0.22            (0.09)

      The effects of applying Statement of Financial Accounting Standards No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future years.

11. Commitments and Contingencies

      We lease some hotels under non-cancelable participating leases with remaining initial terms ranging from 8 to 13 years, expiring through 2013. The total amount payable on these participating leases was $11,526 and $9,503 at December 31, 2000, and 1999, respectively. We also lease corporate office space. Future minimum lease payments required under these operating leases as of December 31, 2000 were as follows:

        2001                                        $ 65,418
        2002                                          41,553
        2003                                          39,834
        2004                                          38,563
        2005                                          38,374
        Thereafter                                   249,332
                                                    --------
                                                    $473,074
                                                    ========

      On January 1, 2001, our hotel leases with MeriStar Hospitality were assigned to taxable subsidiaries of MeriStar Hospitality. We now manage the MeriStar Hospitality hotels under 10-year management agreements. There was no cash consideration received as a result of the termination of these leases. The table above excludes the lease payments that would have been required under the leases with MeriStar Hospitality.

      In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

12. Segments

      We are organized into four operating divisions: hospitality management, corporate housing, golf management, and vacation ownership. Each division is managed separately, because of its distinctive products and services. Hospitality management and corporate housing are reportable operating segments. In 1999, we were organized into three different operating segments: upscale, full-service hotels; premium limited-service hotels and inns; and resort properties. In 2000, we reorganized our operations into the current operating divisions. Accordingly, we reclassified the segment information for 1999 and 1998. We evaluate the performance of each division based on earnings before interest, taxes, depreciation, and amortization. The golf management and vacation ownership segments were not reportable segments in fiscal 1998, 1999 or 2000.

                                                                  Hospitality    Corporate                  Financial
                   Year Ended December 31, 2000                    Management     Housing       Other       Statements
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                          $ 1,341,358    $ 64,910     $   5,351    $ 1,411,619
Earnings before interest, taxes, depreciation, and amortization        (4,349)      4,650        (1,077)          (776)
Total assets                                                          160,736      22,878       154,600        338,214


                                                                  Hospitality    Corporate                  Financial
                   Year Ended December 31, 1999                    Management     Housing        Other      Statements
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                          $ 1,288,134    $     --     $   3,980    $ 1,292,114
Earnings before interest, taxes, depreciation, and amortization        23,871          --          (607)        23,264
Total assets                                                          109,592          --       148,552        258,144

                                                                  Hospitality    Corporate                  Financial
                   Year Ended December 31, 1998                    Management     Housing        Other      Statements
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                          $   554,911    $     --      $  7,526    $   562,437
Earnings before interest, taxes, depreciation, and amortization        10,004          --         1,164         11,168
Total assets                                                          106,631          --       140,898        247,529

      The other items in the tables above represent operating segment activity and assets for the non-reportable segments and non-operating segment activity and assets. The non-operating segment activity and assets are primarily unallocated corporate expenses and intangibles and other miscellaneous assets.

      Revenues for foreign operations for the year ended December 31 were as follows:

                                           2000           1999            1998
                                         -------         -------         -------
Canada                                   $27,724         $21,477         $ 8,865
                                         =======         =======         =======
United Kingdom                           $16,152         $    --         $    --
                                         =======         =======         =======

13. Acquisitions and Proposed Merger

      Following our spin-off from CapStar Hotel Company, we acquired 100% of the partnership interests in AGH Leasing, L.P., the third-party lessee of most of the hotels owned by American General Hospitality, and substantially all of the assets and liabilities of American General Hospitality Inc., the third-party manager of most of the American General Hospitality hotels. As a result, we became the lessee and manager of most of the hotels owned by MeriStar Hospitality. We paid the purchase price of $95,000 with a combination of cash and operating partnership units in our subsidiary operating partnerships.

      On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. for $1.50 in cash and 0.5 shares of our common stock for each share of BridgeStreet common stock outstanding. We issued 4,072,000 shares of common stock and paid $12,216 to BridgeStreet's shareholders. In addition, we repaid $12,021 of BridgeStreet's outstanding debt as part of the acquisition. BridgeStreet provides corporate housing services in the United States, Canada, and the United Kingdom. The total purchase price of the acquisition was approximately $37,605, which resulted in $34,335 of goodwill. We are amortizing the goodwill on a straight line basis over 35 years. We accounted for the acquisition as a purchase. Accordingly, we have included the operating results of BridgeStreet in our condensed consolidated financial statements since May 31, 2000, the date of acquisition. The following table summarizes the acquisition:

Cash paid to BridgeStreet shareholders                         $12,216
MeriStar common stock issued to BridgeStreet shareholders       11,239
BridgeStreet debt repaid                                        12,021
Transaction costs                                                2,129
                                                               -------
  Total cost of acquisition                                     37,605
Fair value of liabilities acquired                              14,001
Fair value of assets acquired                                  (17,271)
                                                               --------
Goodwill                                                       $34,335
                                                               ========

           The following unaudited pro forma consolidated results of operations are presented as if we had acquired BridgeStreet, AGH Leasing and American General Hospitality, Inc. at the beginning of the periods presented:

                                          Pro Forma Information (Unaudited)
                                     2000              1999             1998
                                  ---------------------------------------------
Revenue                           $1,452,571        $1,387,669       $1,180,143
Net Income (Loss)                 $  (10,325)       $    5,832       $    3,719
Diluted Earnings (Loss) Per Share $    (0.30)       $     0.18       $     0.13

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

      On December 10, 2000, we entered into a merger agreement with American Skiing Company to combine our companies. On March 22, 2001, we and the other parties to the merger agreement mutually agreed to terminate the merger agreement. There will be no termination payment to either company.

14. Quarterly Financial Information (Unaudited)

      The following is a summary of our quarterly results of operations:

                                               2000                                       1999
                                              ----                                        ----
                                  First      Second        Third       Fourth       First        Second
                                 Quarter     Quarter      Quarter     Quarter      Quarter       Quarter
                                 -------     -------      -------     -------      -------       -------
Total revenue ...............   $ 340,496   $ 372,688     356,364    $ 342,071    $ 325,838    $ 345,223
Total operating expenses ....     335,031     349,517     355,362      381,955      325,547      327,318
Net operating income (loss) .       5,465      23,171       1,002      (39,884)         291       17,905
Net income (loss) ...........       2,440      12,490        (901)     (23,409)        (465)       8,810
Diluted earnings (loss) per
    share ...................   $    0.08   $    0.37   $   (0.03)   $   (0.65)   $   (0.02)   $    0.31


                                  Third       Fourth
                                  Quarter     Quarter
                                  -------    --------
Total revenue ...............   $ 314,788   $ 306,265
Total operating expenses ....     311,037     310,962
Net operating income (loss) .       3,751      (4,697)
Net income (loss) ...........       1,553      (3,213)
Diluted earnings (loss) per
    share ...................   $    0.05   $   (0.11)

During the fourth quarter of 2000, we recorded a $21,657 loss on asset impairment related to our leased limited service hotels. We also recognized $2,989 of expenses related to our merger discussions with American Skiing Company and the lease conversions of the MeriStar Hospitality leases.
                                      45

15. Supplemental Cash Flow Information

                                                                              2000         1999      1998
                                                                            -------------------------------
Cash paid for interest and income taxes:

     Interest ...........................................................   $  6,166    $  4,907   $  2,017
     Income taxes .......................................................        722          36         --

Non-cash investing and financing activities:
     Conversion of operating partnership units to common stock ..........        391       7,835         --
     Operating partnership units issued and/or assumptions of liabilities
     in purchase of intangible assets ...................................         --       8,346     14,022
Issuance of common stock to BridgeStreet shareholders ...................     11,239          --         --
Fair value of assets acquired ...........................................     17,271          --         --
Fair value of liabilities acquired ......................................    (14,001)         --         --
Fair value of debt assumed ..............................................    (12,021)         --         --
Assets contributed by CapStar ...........................................         --          --      2,605
Liabilities contributed by CapStar ......................................         --          --     (7,549)
Debt contributed by CapStar .............................................         --          --     (1,116)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Items 401 and 405 of Regulation S-K with respect to our Directors and Executive Officers is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in our definitive proxy for our 2001 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation of Directors" and "Stock Option Grants" in our 2001 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the section entitled "Principal Stockholders" in our 2001 proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in our 2001 Proxy Statement.

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


Exhibit No.              Description of Document
-----------
 2.1*        Acquisition Agreement, dated as of March 15, 1998, among MeriStar
             H&R Operating Company, L.P., American General Hospitality
             Corporation, American General Hospitality, Inc., AGHL GP, Inc., the
             general partner
             of AGH Leasing, L.P., and the limited partners of AGH Leasing, Inc.
 2.2**       Form of Contribution, Assumption and Indemnity Agreement between
             CapStar Hotel Company and MeriStar H&R Operating Company, L.P.
 3.1*        Amended and Restated Certificate of Incorporation of the Company
 3.2*        By-laws of the Company
 4.1*        Specimen Common Stock certificate
 4.4*        Form of Rights Agreement
 4.5****     Form of Stock Purchase Agreement dated as of March 31, 1999
 4.6****     Amendment to Stock Purchase Agreement dated April 15, 1999
 4.7****     Form of Registration Rights Agreement dated as of March 31, 1999
 4.8*****    Rights Agreement Amendment, dated December 8, 2000, between
             MeriStar and the Rights Agent
10.1******   Form of Employment Agreement between the Company and Paul W.
             Whetsell
10.2*        Form of Employment Agreement between the Company and Steven D.
             Jorns
10.3*        Form of Employment Agreement between the Company and David E.
             McCaslin
10.4*        Form of Employment Agreement between the Company and James A.
             Calder
10.5*        Form of Employment Agreement between the Company and John E.
             Plunket
10.6*        Form of Equity Incentive Plan of the Company
10.7*        Form of Non-Employee Directors' Incentive Plan of the Company
10.8***      Form of Intercompany Agreement among MeriStar Hotels & Resorts,
             Inc., MeriStar H&R Operating Company, L.P., MeriStar Hospitality
             Corporation and MeriStar Hospitality Operating Partnership, L.P.
             (Incorporated by reference to Exhibit 99.4 to CapStar Hotel
             Company's Report on Form 8-K dated March 17, 1998, No. 1-11903)
10.9***      Form of Revolving Credit Agreement, dated as of August 3, 1998 between MeriStar H&R Operating Company, L.P., and MeriStar
             Hospitality Operating Partnership, L.P.
10.10***     Form of Employee Stock Purchase Plan
10.11******* Form of Senior Secured Revolving Credit Facility, dated as of
             February 29, 2000 between MeriStar H&R Operating Company, L.P. and
             Societe Generale, Southwest Agency, as Arranger and Administrative
             Agent
10.12****    Form of Agreement of Limited Partnership of MIP Lessee, LP dated as of March 31, 1999.
10.13******* Amendment to Revolving Credit Agreement, dated as of February 29,
             2000, between MeriStar H&R Operating Company, L.P. and MeriStar
             Hospitality Operating Partnership, L.P.
10.14******* Form of Employment Agreement between the Company and John Emery
10.15        Amended Intercompany Agreement, dated as of January 1, 2000, between MeriStar Hospitality Corporation, MeriStar Hospitality
             Operating Partnership, L.P., MeriStar Hotel Lessee, Inc., MeriStar
             Hotels & Resorts, Inc. and MeriStar H&R Operating Company L.P.
10.16        First Amendment, dated as of December 31, 2000, to Senior Secured
             Credit Agreement among MeriStar H&R Operating Company L.P. and
             Societe Generale, Southwest Agency, as Arranger and Administrative
             Agent.
21           Subsidiaries of the Company
23           Consent of KPMG LLP
29           Power of Attorney (see signature page)

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

***** Incorporated by reference to Exhibit 4.1 to MeriStar Hotels & Resort, Inc.'s Report on Form 8-K (File No. 1-14331) dated December 12, 2000.

****** Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-14331), filed with the Securities and Exchange Commission on November 13, 2000.

******* Incorporated by reference to the Company's Annual Report on Form 10-K
        (File No. 001-14331), filed with the Securities and Exchange Commission on March 15, 2000.

B. Reports on Form 8-K:


      A current report on Form 8-K was filed with the Securities and Exchange Commission on March 24, 2000, regarding the merger of MeriStar Hotels and Resorts, Inc. with BridgeStreet Accommodations, Inc.

      A current report on Form 8-K was filed with the Securities and Exchange Commission on December 12, 2000, reporting events required to be reported pursuant to Items 5 and 7 of Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MeriStar Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MERISTAR HOTELS & RESORTS, INC.

                                              By: /s/ Paul W. Whetsell
                                                 -----------------------------
                                                 Paul W. Whetsell
                                                 Chief Executive Officer and
                                                 Chairman of the Board

Dated: March 30, 2001

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul W. Whetsell and Christopher L. Bennett, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

     Signature                                  Title                                             Date
     ---------                                  -----                                             ----
/s/ Paul W. Whetsell
---------------------        Chief Executive Officer and Chairman of the Board of
   Paul W. Whetsell          Directors (Principal Executive Officer)                         March 30, 2001


---------------------
    Steven D. Jorns          Vice Chairman of the Board of Directors                         March __, 2001

/s/ David E. McCaslin
 --------------------
   David E. McCaslin         President and Director                                          March  30, 2001

/s/ James A. Calder
--------------------         Chief Financial Officer (Principal Financial and Accounting
    James A. Calder          Officer)                                                        March 30, 2001


 ----------------------
  Daniel L. Doctoroff        Director                                                        March  __, 2001


/s/ Kent R. Hance
--------------------
     Kent R. Hance           Director                                                        March 30, 2001

/s/ S. Kirk Kinsell
--------------------
    S. Kirk Kinsell          Director                                                        March 30, 2001

/s/ James McCurry
-------------------
     James McCurry           Director                                                        March 30, 2001


--------------------
    James R. Worms           Director                                                        March __, 2001