Form 10-K/A
period 2000-12-31
MERISTAR HOTELS & RESORTS INC
filed 2001-04-30
CIK 1059341

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

 [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 1-14331

                            ----------------------

                        MERISTAR HOTELS & RESORTS, INC.
                             (NAME OF REGISTRANT)

            DELAWARE                                     52-2101815
       (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)

                            1010 Wisconsin Ave., NW
                             Washington, DC  20007
          (Address of principal executive offices including zip code)

Registrant's telephone number, including area code: (202) 965-4455

Securities registered pursuant to Section 12(b) of the Act:

                            ----------------------

                                                Name of each exchange
       Title of each class                       on which registered
       -------------------                      ---------------------
Common Stock, par value $0.01 per share        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 27, 2001 was $58,060,997.

   The number of shares of Common Stock outstanding as of April 27, 2001 was 37,170,499.

    -----------------------------------------------------------------------

                                EXPLANATORY NOTE

   The purpose of this amendment is to amend and restate Part III of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 (the "Form 10-K"). The amended and restated items are as follows:

Item 10.   Directors and Executive Officers of the Registrant.
Item 11.   Executive Compensation.
Item 12.   Security Ownership of Certain Beneficial Owners and Management.
Item 13.   Certain Relationships and Related Transactions.

These items were omitted from the Form 10-K in reliance on instructions included in Form 10-K permitting the Registrant to incorporate such items by reference to the Registrant's proxy statement, provided such proxy statement is filed within 120 days of the Registrant's fiscal year-end. As the Registrant intends to file its proxy statement later than 120 days from its fiscal year-end, it is providing these items as part of this Form.


                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information concerning our directors and executive officers as of April 30, 2001:


NAME                   AGE  POSITION

Paul W. Whetsell        50  Chairman, Chief Executive Officer
David E. McCaslin       43  Director, President
Steven D. Jorns         52  Director
Daniel L. Doctoroff     42  Director
S. Kirk Kinsell         46  Director
James B. McCurry        52  Director
Kent R. Hance           58  Director
James R. Worms          55  Director
John Emery              37  Chief Investment Officer
James A. Calder         38  Chief Financial Officer


  Paul W. Whetsell has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1998 and his current term as a Class III director expires at the Annual Meeting in 2003. Mr. Whetsell has also been Chairman of the Board of Directors and Chief Executive Officer of MeriStar Hospitality Corporation since August 1998. Prior to August 1998, Mr. Whetsell had been Chairman of the Board of Directors of CapStar Hotel Company since 1996 and had served as President and Chief Executive Officer of CapStar Hotel Company since its founding in 1987.

  David E. McCaslin has been a director and President of the Company since August 1998 and his current term as a Class II director expires at the Annual Meeting in 2002. Mr. McCaslin served as Chief Operating Officer of CapStar Hotel Company from 1994 until August 1998. Mr. McCaslin joined CapStar in 1987 as a General Manager and was named Vice President of Operations in 1988.

  Steven D. Jorns has been Vice Chairman of the Board of Directors since August 1998 and is up for re-election for a three-year term expiring at the Annual Meeting in 2004. Mr. Jorns has also been Vice Chairman of the Board of Directors of MeriStar Hospitality Corporation since August 1998. Mr. Jorns was Chief Operating Officer of the Company from August 1998 until January 1999. From April 1996 to August 1998, Mr. Jorns was the Chairman of the Board of Directors, Chief Executive Officer and President of American General Hospitality Corporation. Mr. Jorns was also the founder of American General Hospitality, Inc. and had served since its formation in 1981 until August 1998 as its Chairman of the Board of Directors, Chief Executive Officer and President.

  Daniel L. Doctoroff has been a director of the Company since August 1998 and is up for re-election for a three-year term expiring at the Annual Meeting in 2004. Mr. Doctoroff is a Managing Partner of Oak Hill Capital Management, Inc., the management company for Oak Hill Capital Partners, L.P., a private investment partnership. Mr. Doctoroff has been Managing Director of Oak Hill Partners, Inc., the investment advisor to several private investment funds, and its predecessor since August 1987; Vice President and Director of Acadia Partners MGP, Inc. since March 1992; Vice President of Keystone, Inc. since March 1992; and a Managing Partner of Insurance Partners Advisors, L.P. since February 1994. Mr. Doctoroff is also a director of MeriStar Hospitality Corporation and Williams Scotsman, Inc.

  S. Kirk Kinsell has been a director of the Company since August 1998 and his current term as a Class II director expires at the Annual Meeting in 2002. Mr. Kinsell is currently President and CEO of Micell Technologies in Raleigh, North Carolina. Mr. Kinsell was the President and Chief Operating Officer of Apple South, Inc. from 1997 until November 1998. Prior to joining Apple South, Mr. Kinsell served as President of the Franchise Division of ITT Sheraton and its Four Point Hotels from 1995 to 1997. Immediately prior to joining ITT Sheraton, Mr. Kinsell worked in various positions with Holiday Inn Worldwide, from 1988 to 1995, culminating with senior vice president in its Franchise division.

  James B. McCurry has been a director of the Company since August 1998 and his current term as a Class II director expires at the Annual Meeting in 2002. Mr. McCurry has been Chief Executive Officer of Cerespan.com since May 2000. From July 1997 until May 2000, Mr. McCurry was a Partner at Bain & Company, an international management consulting firm specializing in corporate strategy. Mr. McCurry served from December 1994 through December 1996 as Chief Executive Officer of NeoStar Retail Group, Inc. ("NeoStar"), a specialty retailer of consumer software. NeoStar filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in September 1996. From April 1983 to December 1994, Mr. McCurry was the Chairman of Babbage's Inc., a consumer software retailer, which merged with Software Etc. Stores, Inc. in December of 1994 to form NeoStar.

  Kent R. Hance has been a director of the Company since August 1998 and his current term as a Class III director expires at the Annual Meeting in 2003. Since 1994, Mr. Hance has been a law partner in the firm Hance, Scarborough & Wright, L.L.P., in Austin, Texas, and from 1991 to 1994, he was a law partner in the firm of Hance and Gamble. From 1985 to 1987, he was a law partner with Boyd, Viegal and Hance. Mr. Hance also served as a member of the Texas Railroad Commission from 1987 until 1991 and as its Chairman from 1989 until 1990. From 1979 to 1985, Mr. Hance served as a member of the United States Congress. In addition, Mr. Hance served as a State Senator in the State of Texas from 1975 to 1979 and was a professor of business law at Texas Tech University from 1969 to 1973.

  James R. Worms has been a director of the Company since August 1998 and his current term as a Class III director expires at the Annual Meeting in 2003. Mr. Worms has served since August 1995 as a Managing Director of William E. Simon & Sons L.L.C., a private investment firm and merchant bank, and President of William E. Simon & Sons Realty, through which the firm conducts its real estate activities. Prior to joining William E. Simon & Sons, Mr. Worms was employed in various capacities since March 1987 by Salomon Brothers Inc, an international investment banking firm, culminating with Managing Director. Mr. Worms is also a director of MeriStar Hospitality Corporation.

  John Emery has served as Chief Investment Officer of the Company since April 2000. Mr. Emery has been Chief Operating Officer of MeriStar Hospitality Corporation since April 2000 and was elected to MeriStar Hospitality's board of directors on May 9, 2000. From August 1998 to April 2000, Mr. Emery was Chief Financial Officer and Secretary of MeriStar Hospitality Corporation. From June 1997 to August 1998, Mr. Emery served as Chief Financial Officer and Secretary of CapStar Hotel Company. From March 1996 to June 1997, Mr. Emery served as Treasurer of CapStar. From September 1995 to March 1996, Mr. Emery served as Director of Finance of CapStar. Prior to that, from January 1987 to September 1995, Mr. Emery worked for Deloitte & Touche LLP in various capacities, culminating with Senior Manager for the hotel and real estate industries.

  James A. Calder has served as Chief Financial Officer of the Company since August 1998. From September 1997 until August 1998, Mr. Calder served as Senior Vice President of Finance of CapStar Hotel Company. From May 1995 to September 1997, Mr. Calder served as Senior Vice President and Corporate Controller of ICF Kaiser International, Inc. Prior to that, from July 1984 to May 1995, he worked for Deloitte & Touche LLP in various capacities, culminating with Audit Senior Manager for the real estate industry. He is a Certified Public Accountant.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Section 16(a) of the Exchange Act requires directors and executive officers of the Company, and persons who own more than 10% of the issued and outstanding shares of Common Stock, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company copies of all Section 16(a) forms they file.

  Based on a review of the copies of the forms furnished to the Company or representations by reporting persons, all of the filing requirements applicable to its officers, directors and greater than 10% stockholders were met for fiscal year 2000.

ITEM 11:  EXECUTIVE COMPENSATION.

  The following table sets forth all compensation paid by the Company during 2000 with respect to the Chief Executive Officer and its other most highly compensated executive officers (the "Named Executive Officers").

                                                             Long-Term Compensation
                                                             -------------------------------------
                                   Annual Compensation
                              ------------------------------ Restricted              Securities
   Name And Principal                           Other Annual    Stock                Underlying       All Other
        Position         Year  Salary   Bonus   Compensation   Awards                  Options       Compensation
   ------------------    ---- -------- -------- ------------ -----------             -------------   ------------
Paul W. Whetsell........ 2000 $190,000      --      23,044            --                        --         --
 Chief Executive         1999  190,000 $163,500        --             --                    125,000        --
 Officer and Chairman    1998   82,480   63,540      2,312            --                        --         --
 of the Board
David E. McCaslin....... 2000  300,000  140,740      5,513            --                        --     212,100
 President               1999  300,000  219,000      2,813            -- /(1)//(2)/         100,000    287,850
                         1998  127,313  100,200        --             --                     87,500        --
James A. Calder......... 2000  200,000   87,300      1,676            --                        --     106,050
 Chief Financial         1999  200,000  128,000        --             -- /(1)//(2)/          75,000    143,925
 Officer                 1998   83,333   57,000        --             --                     47,500        --
John Emery.............. 2000   15,289   29,700        --             --                        --         --
 Chief Investment        1999      --       --         --             --                        --         --
 Officer                 1998      --       --         --             --                        --         --

--------
(1) On February 4, 1999, the Compensation Committee approved the grant by MeriStar Hospitality Corporation to (i) Mr. McCaslin of options to purchase 150,000 shares of MeriStar Hospitality Corporation at $19.19 per share, which vest over three years, and 15,000 restricted shares of MeriStar Hospitality Corporation, which vests over five years, pursuant to the MeriStar Hospitality Corporation Incentive Plan and (ii) Mr. Calder of options to purchase 75,000 shares of MeriStar Hospitality Corporation at $19.19 per share, which vest over three years, and 7,500 restricted shares of MeriStar Hospitality Corporation, which vests over five years, pursuant to the MeriStar Hospitality Corporation Incentive Plan.

(2) In December 1999, the Compensation Committee approved the grant by MeriStar Hospitality Corporation of MeriStar Hospitality Corporation common stock and other equity compensation to Messrs. McCaslin and Calder (the "Restricted Equity Award"). The Restricted Equity Award is satisfied by issuing a combination of MeriStar Hospitality Corporation common stock, which is subject to a three-year vesting period beginning March 31, 2000 (the "Restricted Stock"), and a new class of partnership units in the subsidiary operating partnership of MeriStar Hospitality Corporation, which is subject to the satisfaction of certain performance criteria ("POPs"). The stock portion of the Restricted Equity Award is valued based on the closing price per share of the common stock on the date of grant. Pursuant to the Restricted Equity Award, Mr. McCaslin received options to purchase 50,000 shares of MeriStar Hospitality Corporation at $14.88 per share and 125,000 shares of common stock and other equity compensation granted as follows (i) 62,500 shares of Restricted Stock on March 31, 2000, and (ii) 62,500 POPs on March 29, 2000. Pursuant to the Restricted Equity Award, Mr. Calder received options to purchase 25,000 shares of MeriStar Hospitality Corporation at $14.88 per share and 62,500 shares of common stock and other equity compensation granted as follows (i) 31,250 shares of Restricted Stock on March 31, 2000, and (ii) 31,250 POPs on March 29, 2000.

Stock Option Grants

  Messrs. Whetsell, Emery, McCaslin and Calder were not granted options in fiscal year 2000.

COMPENSATION PLANS

THE EMPLOYEE INCENTIVE PLAN

  The purpose of the MeriStar Hotels & Resorts, Inc. Incentive Plan (the "Incentive Plan") is to (i) attract and retain employees and other service providers with ability and initiative, (ii) provide incentives to those deemed important to the success of the Company and related entities, and (iii) align the interests of these individuals with the interests of the Company and its stockholders through opportunities for increased stock ownership.

Administration

  The Incentive Plan is administered by the Compensation Committee. The Compensation Committee may delegate its authority to administer the Incentive Plan. The Compensation Committee may not, however, delegate its authority with respect to grants and awards to individuals subject to Section 16 of the Exchange Act. As used in this summary, the term "Administrator" means the Compensation Committee or its delegate, as appropriate.

Eligibility

  Each employee of the Company or of an affiliate of the Company or any other person whose efforts contribute to the Company's performance, excluding an employee who is a member of the Board of Directors, is eligible to participate in the Incentive Plan ("Participants"). The Administrator may, from time to time, grant stock options, stock awards, incentive awards, or performance shares to Participants.

Options

  Options granted under the Incentive Plan may be incentive stock options ("ISOs") or nonqualified stock options. An option entitles a Participant to purchase shares of Common Stock from the Company at the option price. The option price may be paid in cash, with a cash equivalent, with shares of Common Stock, or with a combination of cash and Common Stock. The option price will be fixed by the Administrator at the time the option is granted, but the price cannot be less than 100% for existing employees (85% in connection with the hiring of new employees) of the share's fair market value on the date of grant; provided, however, no more than 10% of the shares under the Incentive Plan will be granted at less than 100% of fair market value. The exercise price of an ISO may not be less than 100% of the share's fair market value on the date of grant (110% of the fair market value in the case of an ISO granted to a 10% stockholder of the Company). Options may be exercised at such times and subject to such conditions as may be prescribed by the Administrator but the maximum term of an option is ten years in the case of an ISO or five years in the case of an ISO granted to a 10% stockholder.

  ISOs may only be granted to employees; however, no employee may be granted ISOs (under the Incentive Plan or any other plan of the Company) that are first exercisable in a calendar year for Common Stock having an aggregate fair market value (determined as of the date the option is granted) exceeding $100,000. In addition, no Participant may be granted options in any calendar year for more than 750,000 shares of Common Stock.

Stock Awards

  Participants also may be awarded shares of Common Stock pursuant to a stock award. A Participant's rights in a stock award will be nontransferable or forfeitable or both unless certain conditions prescribed by the Administrator are satisfied. These conditions may include, for example, a requirement that the Participant continue employment with the Company for a specified period or that the Company or the Participant achieve stated, performance-related objectives. The objectives may be stated with reference to the fair market value of the Common Stock or the Company's, a subsidiary's, or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on capital or return on assets or other acceptable performance criteria. A stock award, no portion of which is immediately vested and nonforfeitable, will be restricted, in whole or in part, for a period of at least three years; provided, however, that the period will be at least one year in the case of a stock award that is subject to objectives based on one or more of the foregoing performance criteria. The maximum number of stock awards that may be granted to an individual in any calendar year cannot exceed 50,000 shares of Common Stock and no more than 30% of the shares available under the Incentive Plan may be issued in the form of Stock Awards.

Incentive Awards

  Incentive awards also may be granted under the Incentive Plan. An incentive award is an opportunity to earn a bonus, payable in cash, upon attainment of stated performance objectives. The objectives may be stated with reference to the fair market value of the Common Stock or on the Company's, a subsidiary's, or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on capital or return on assets or other acceptable performance criteria. The period in which performance will be measured will be at least one year. No Participant may receive an incentive award payment in any calendar year that exceeds the lesser of (i) 100% of the Participant's base salary (prior to any salary reduction or deferral election) as of the date of grant of the incentive award or (ii) $250,000.

Performance Share Awards

  The Incentive Plan also provides for the award of performance shares. A performance share award entitles the Participant to receive a payment equal to the fair market value of a specified number of shares of Common Stock if certain standards are met. The Administrator will prescribe the requirements that must be satisfied before a performance share award is earned. These conditions may include, for example, a requirement that the Participant continue employment with the Company for a specified period or that the Company or the Participant achieve stated, performance-related objectives. The objectives may be stated with reference to the fair market value of the Common Stock or on the Company's, a subsidiary's, or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on capital or return on assets or other acceptable performance criteria. To the extent that performance shares are earned, the obligation may be settled in cash, in Common Stock, or by a combination of the two. No Participant may be granted performance shares for more than 12,500 shares of Common Stock in any calendar year.

Transferability

  Awards granted under the Incentive Plan are generally nontransferable. The Compensation Committee may, however, grant awards other than ISOs, which are transferable to Permitted Family Members.

Share Authorization

  In no event may the total number of shares of Common Stock covered by outstanding ISOs granted under the Incentive Plan, plus the number of shares of Common Stock issued pursuant to the exercise of ISOs, whenever granted under the Incentive Plan, exceed fifteen (15%) percent of the number of shares of Common Stock. All awards made under the Incentive Plan will be evidenced by written agreements between the Company and the Participant. The share limitation and the terms of outstanding awards will be adjusted, as the Compensation Committee deems appropriate, in the event of a stock dividend, stock split, combination, reclassification, recapitalization or other similar event. As of April 27, 2001, the closing price of a share of Common Stock on the New York Stock Exchange was $1.65.

Termination and Amendment

  No option or stock award may be granted and no performance shares may be awarded under the Incentive Plan more than ten years after the earlier of the date that the Incentive Plan is adopted by the Board of Directors or the date that it is approved by the Company's stockholders. The Board of Directors may amend or terminate the Incentive Plan at any time, but, except as set forth in the immediately preceding paragraph, an amendment will not become effective without stockholder approval if the amendment materially (i) increases the number of shares of Common Stock that may be issued under the Incentive Plan (other than an adjustment as described above), (ii) changes the eligibility requirements, or (iii) increases the benefits that may be provided under the Incentive Plan.

THE DIRECTORS PLAN

  The purpose of the MeriStar Hotels & Resorts, Inc. Non-Employee Directors Plan (the "Directors Plan") is to attract experienced and knowledgeable persons to serve as outside directors to the Company. There are no remaining awards available to be issued under the Directors Plan. Pursuant to the terms of the Directors Plan, the number of options that the Company is allowed to issue is no more than 125,000 shares of Common Stock.

  There are currently six members of the Board of Directors who are not officers or employees of the Company or its subsidiaries (each an "Independent Director"). Pursuant to the existing Directors Plan, each Independent Director receives 7,500 options upon being elected as a director and 5,000 options at each annual meeting of stockholders.

Share Authorization

  A maximum of 125,000 shares of Common Stock may be issued under the Directors Plan. The share limitation and terms of outstanding awards will be adjusted, as the Compensation Committee deems appropriate, in the event of a stock dividend, stock split, combination, reclassification, recapitalization or other similar event.

Eligibility

  The Directors Plan provides for awards to be granted to each Independent Director.

Independent Director Compensation

  Independent Directors of the Company will be paid an annual fee of $20,000. In addition, each Independent Director will be paid $1,250 for attendance at each meeting of the Board of Directors; $1,000 for attendance at each meeting of a committee of the Board of Directors of which such director is a member and $500 for each telephonic meeting of the Board of Directors or a committee thereof of which such director is a member. Directors who are employees of the Company will not receive any fees for their service on the Board of Directors or a committee thereof. The Company will reimburse directors for their out-of-pocket expenses in connection with their service on the Board of Directors.

Options

  Pursuant to the Directors Plan, each Independent Director is awarded an option to purchase 7,500 shares of Common Stock upon initial commencement of service as a director, whether by appointment or election. Thereafter, each Independent Director will be granted an option to purchase 5,000 shares of Common Stock on the first business day following the Company's annual meeting of stockholders. The exercise price of option grants will be 100% of the fair market value of the Common Stock on the date of grant, and options will vest in three annual installments. The exercise price may be paid in cash, cash equivalents acceptable to the Compensation Committee, Common Stock or a combination thereof. Options granted under the Directors Plan, once vested, are exercisable for ten years from the date of grant. Upon termination of service as a director, options which have not vested are forfeited and vested options may be exercised until they expire. All options accelerate upon a change in control of the Company.

Company Common Stock in Lieu of Fees

  Independent Directors may elect to receive all or a portion of their annual retainer in shares of Common Stock rather than cash. Unless an Independent Director elects otherwise, fees paid in stock will be paid at the same time as fees paid in cash.

Amendment and Termination

  The Directors Plan provides that the Board of Directors may amend or terminate the Directors Plan at any time. An amendment will not become effective without stockholder approval if the amendment (i) materially increases the number of shares that may be issued under the Directors Plan or
(ii) stockholder approval would be required for compliance with stock exchange rules. No options may be granted under the Directors Plan after December 31, 2008.

Certain Federal Income Tax Consequences

  Generally, an eligible director does not recognize any taxable income, and the Company is not entitled to a deduction upon the grant of an option. Upon the exercise of an option, the eligible director recognizes ordinary income equal to the excess of the fair market value of the shares acquired over the option exercise price, if any. The director will then take a basis in such shares equal to their fair market value at the time of option exercise, and any gain or loss subsequently recognized upon a sale or exchange of such shares will be treated as capital gain or loss to such director. Special rules may apply as a result of Section 16 of the Securities Exchange Act of 1934, as amended. The Company is generally entitled to a deduction equal to the compensation taxable to the eligible director as ordinary income. Eligible directors may be subject to backup withholding requirements for federal income tax. Options are generally non-transferable. However, the Directors Plan authorizes the granting of options that are transferable to Permitted Family Members.

  The transfer of an option to a Permitted Family Member will have no immediate tax consequences to the Company, the director or the Permitted Family Member. Upon the subsequent exercise of the transferred option by the Permitted Family Member, the director will realize ordinary income in an amount measured by the difference between the option exercise price and the fair market value of the shares on the date of exercise, and the employer will be entitled to a deduction in the same amount. Any difference between such fair market value and the price at which the Permitted Family Member may subsequently sell such shares will be treated as capital gain or loss to the Permitted Family Member, long-term or short-term depending on the length of time the shares have been held by the Permitted Family Member.

STOCK PURCHASE PLAN

  Each employee of the Company customarily employed at least 20 hours or more per week by the Company or an affiliate (as defined in the Company's stock purchase plan (the "Stock Purchase Plan")), other than an employee who owns beneficially 5% or more of the outstanding Common Stock, is eligible to participate in the Stock Purchase Plan. Under the Stock Purchase Plan, participating employees may elect to authorize the Company to withhold a minimum of $200 per quarter and a maximum of 8% or $25,000 (whichever is less) of the participating employee's base pay, which amounts will be used to purchase Common Stock from the Company on a monthly basis. The purchase price of Common Stock will equal a designated percentage from 85% to 100% of the closing sales price for Common Stock as reported on the Composite Transactions Tape of the NYSE (except as described below) on the first trading day of the month or on the last trading day of the month, whichever is less. The designated percentage will be established annually by the Compensation Committee which is responsible for the administration of the Stock Purchase Plan.

  Common Stock purchased under the Stock Purchase Plan is held in custodial accounts until sold or distributed at the participant's request. The custodian may charge a fee for the execution of any such sale or for the delivery of share certificates. The participant may not elect to purchase stock under the Stock Purchase Plan for three months after a withdrawal or sale of Common Stock under the Stock Purchase Plan. Shares purchased under the Stock Purchase Plan may not be sold for six months after their purchase. Any cash dividends paid on Common Stock held in a participant's account will be reinvested in additional Common Stock (at 100% of fair market value). Non-cash distributions on Common Stock held in a participant's account will be distributed to the participant.

  The Company has reserved 1,500,000 shares of Common Stock for issuance under the Stock Purchase Plan. Such shares may be from authorized and unissued shares, treasury shares or a combination thereof. The Stock Purchase Plan will remain in effect until terminated by the Board, or until all shares authorized for issuance thereunder have been issued. The Stock Purchase Plan may be amended from time to time by the Board. No amendment will increase the aggregate number of shares of Common Stock that may be issued and sold under the Stock Purchase Plan (except for authorizations pursuant to the anti-dilution provisions of the Stock Purchase Plan) without further approval by the Company's shareholders.

EMPLOYMENT AGREEMENTS

  The Company has entered into employment agreements with Paul W. Whetsell and John Emery, dated as of April 1, 2000, and David E. McCaslin and James A. Calder dated as of August 3,1998. With respect to Messrs. Whetsell and Emery, the agreement is for an initial term of three and one-half years in the case of Mr. Whetsell, and three years in the case of Mr. Emery, with the agreements automatically renewing on a year-to-year basis thereafter unless terminated in accordance with their terms. The other employment agreements are for an initial term of three years, with automatic renewals on a year-to-year basis thereafter, unless terminated in accordance with their respective terms. Certain material terms of these agreements are as follows:

Base Salary

  Mr. Whetsell receives a base salary of $190,000 per year (Mr. Whetsell will receive a base salary of $285,000 per year as an employee of MeriStar Hospitality Corporation). Mr. Emery receives a base salary of $120,000 per year (Mr. Emery will receive a base salary of $230,000 per year as an employee of MeriStar Hospitality Corporation), Mr. McCaslin receives a base salary of $300,000 per year and Mr. Calder receives a base salary of $200,000 per year.

Annual Incentive Bonus

  Each executive is eligible to receive an annual incentive bonus at the following targeted amounts of base salary:

                                                                          Maximum
                                                        Threshold          Bonus
                                                         Target   Target  Amount
                                                        --------- ------  -------
Paul W. Whetsell.......................................     25%   125.0%   150.0%
John Emery.............................................     25%   112.5%   137.5%
David E. McCaslin......................................     25%   100.0%   125.0%
James A. Calder........................................     25%    85.0%   100.0%

  The amount of the annual bonus is based on the achievement of predefined operating or performance goals and other criteria to be established by the Compensation Committee of the Board of Directors.

Long-Term Incentives

  Each executive is eligible to participate in the Incentive Plan. Awards are made in the discretion of the Compensation Committee.

Certain Severance Benefits

  If, at any time during the term of their respective employment agreements or any automatic renewal period, the employment of Messrs. Whetsell, Emery, McCaslin, or Calder is terminated, he shall be entitled to receive the benefits described below.

Termination by the Company Without Cause or by the Executive with Good
Reason. In the case of Messrs. Whetsell and Emery, if the executive is terminated without cause or voluntarily terminates with "good reason," he is entitled to a lump sum payment equal to the product of (x) the sum of (A) his total then annual base salary and (B) the amount of his bonus for the preceding year, or if the term of the employment agreement is terminated in its initial year his target bonus for such year multiplied by (y) the greater of (A) two and one-half (2 1/2) in the case of Mr. Whetsell, and two (2) in the case of Mr. Emery, and (B) a fraction, the numerator of which is the number of days remaining in the term of the employment agreements, without further extension, and the denominator of which is 365. In addition, all of the executive's options and restricted stock will immediately vest and become exercisable for a period of one year thereafter and shares of restricted stock previously granted to the executive will become free from all contractual restrictions, effective as of the termination date. In addition, the Company will continue in effect certain benefits under the employment agreement, including, but not limited to, life and health insurance plans, or their equivalent for a period equal to the greater of two and one-half years in the case of Mr. Whetsell, or two years in the case of Mr. Emery, or the remaining term of the employment agreement, without further extension.

  Messrs. McCaslin and Calder will receive (i) a lump sum payment equal to one times their then annual base salary, (ii) the amount of their bonus for the preceding year, (iii) immediate vesting and exercisability of all unvested stock options and restricted stock awards and (iv) the continuance of certain benefits under their employment agreements, but only until the earlier of (x) one year from the end of the term of their respective employment agreements or
(y) the date on which the executive obtains health insurance coverage from a subsequent employer.

  Termination Due to Death or Disability. Upon termination due to death or disability, the executive or his estate will receive a lump sum payment equal to the executive's base salary, plus the pro rata portion of his bonus for the fiscal year in question, in addition to payment for one year of any other compensation due the executive pursuant to his employment contract. Any unvested portion of such executive's stock options and restricted stock will vest immediately and become exercisable for one year thereafter, and shares of restricted stock previously granted shall become free from all contractual restrictions.

  Voluntary Termination or Termination for Cause. Upon voluntary termination or termination for "cause" by the Company, the executive will receive any accrued and unpaid base salary through the termination date. Any unvested options will terminate immediately, and any vested options held by the executive will expire ninety (90) days after the termination date.

  Termination Following a Change in Control. If Messrs. Whetsell or Emery is terminated without cause or voluntarily terminates with "good reason" within 24 months following a "Change in Control," the executive will receive the following benefits: (i) a lump sum payment equal to the product of (x) the sum of (A) his then annual base salary and (B) the amount of his bonus for the preceding year or if the term of the employment agreement is terminated in its initial year his target bonus for such year multiplied by (y) the greater of
(A) in the case of Mr. Whetsell, three and one-half (3 1/2) and in the case of Mr. Emery, three (3), and (B) a fraction the numerator of which is the number of days remaining in the term of the employment agreement, without further extension, and the denominator of which is 365; (ii) all unvested stock options held by the executive will immediately vest and be exercisable for the period of one (1) year thereafter and shares of restricted stock previously granted to the executive will become free from all contractual restrictions; and (iii) the continuance of certain benefits under the employment agreement, including, but not limited to, life and health insurance plans, or their equivalent for a period equal to the greater of two years or the remaining term of the employment agreement, without further extension. In the case of Messrs. McCaslin and Calder, they would each be entitled to the same type of benefits provided the termination occurred within 18 months of the Change in Control, except their lump sum payment will only be two (2) times the sum of their then annual base salary plus bonus and the total payments would be limited to the amount which is deductible under section 280G of the Internal Revenue Code; but only if, by reason of such limitation, the net after tax benefit of the executive shall exceed the net after tax benefit if such limitation were not made.

  Change in Control Payments. In the case of Messrs. Whetsell or Emery, in the event that any accelerated vesting of the executive's rights with respect to stock options, restricted stock or any other payment, benefit or compensation results in the imposition of an excise tax payable by the executive under section 4999 of the Internal Revenue Code, or any successor or other provision with respect to "excess parachute payments" within the meaning of section 280G(b) of the Internal Revenue Code, the Company will make a cash payment to the executive in the amount of such excise tax (the "Excise Tax Payment") and shall also make a cash payment to the executive in an amount equal to the total of federal, state and local income and excise taxes for which the executive may be liable on account of such Excise Tax Payment.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 27, 2001 by (i) all persons known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director who is a stockholder, (iii) each of the Named Executive Officers, and
(iv) all directors and executive officers as a group.

                                                 Shares Beneficially Owned
                                                 ------------------------------
Name & Address of Beneficial Owner                  Number        Percentage
----------------------------------               --------------- --------------
Keystone, Inc. (1)..............................       6,511,629          17.5%
Wellington Management Company, LLP (2)..........       3,544,000           9.5
Franklin Resources, Inc. (3)....................       2,109,200           5.7
FMR Corp. (4)...................................       2,038,300           5.5
First Capital Alliance, LLP (5).................       2,122,333           5.7
James A. Calder (6).............................          94,431             *
Daniel L. Doctoroff (7).........................          99,874             *
Kent R. Hance(8)................................          27,117             *
Steven D. Jorns(9)..............................       1,242,264           3.3
S. Kirk Kinsell(8)..............................           6,667             *
David E. McCaslin(10)...........................         317,228             *
James B McCurry(8)..............................           6,667             *
John Emery(11)..................................         217,355             *
Paul W. Whetsell(12)............................         824,986           2.2
James R. Worms(8)...............................          46,904             *
Executive officers and directors as a group (10
 persons).......................................       2,879,326           7.7

--------
* Represents less than 1% of the class.
(1) Beneficial ownership information is based on the Schedule 13D/A filed by Keystone, Inc., Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., Cherwell Investors, Inc., Group 31, Inc.,
     MHX Investors, L.P., Arbor REIT, L.P., FW Hospitality, L.P., Capital Partnership, J. Taylor Crandall and Robert M. Bass (all located at 201 Main Street, Suite 3100, Fort Worth, Texas 76012) and MC Investment Corporation, Penobscot Partners, L.P., and PTJ Merchant Banking Partners, L.P. (all located at 65 E. 55th Street, New York, New York 10022), filed on
     December 19, 2000 .

 (2) Beneficial ownership information is based on the Schedule 13G/A filed by Wellington Management Company, LLP (located at 75 State Street, Boston Massachusetts 02109), filed on February 13, 2001.

 (3) Beneficial ownership information is based on Schedule 13G/A jointly filed by Franklin Advisers, Inc., Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. (all located at 777 Mariners Island Boulevard, San Mateo, California 94404), dated February 2, 2001.

 (4) Beneficial ownership information is based on a Schedule 13G/A jointly filed by Edward C. Johnson, Abigail P. Johnson and Fidelity Management & Research Company (all located at 82 Devonshire Street, Boston, Massachusetts 02109) dated February 14, 2001.

 (5) Beneficial ownership information is based on Schedule 13G filed by First Capital Alliance Limited Partnership, First Capital Alliance, LLC, Richard Newman and Henry Chu (all located at 440 S. LaSalle Street, Suite 1614, Chicago, Illinois 60605) dated February 1, 2001.

 (6) Includes 84,167 shares of Common Stock subject to vested options.

 (7) Mr. Doctoroff's beneficial holdings include 21,667 shares of common stock that have vested under options granted.

 (8) Includes 6,667 shares of common stock subject to vested options.

 (9) Includes 168,334 shares of common stock subject to vested options.

(10) Includes 229,167 shares of common stock subject to vested options.

(11) Includes 151,355 shares of common stock subject to vested options.

(12) Includes (i) 216,667 shares of Common Stock subject to vested options and
     (ii) shares held by entities over which Mr. Whetsell has beneficial ownership within the meaning of Rule 13d-3.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Ownership Interests in Certain Managed Hotels

  As of December 31, 2000, Mr. Whetsell and corporations owned by him own, directly or indirectly, minority equity interests in two hotels which the Company manages. Mr. Whetsell exercises management control over the entities that own the above mentioned interests in these hotels. Except as described below, such interests were acquired prior to the formation of CapStar Hotel Company, the Company's predecessor. For the year ended December 31, 2000, the Company received approximately $204,422 in management fees from the Affiliated Hotels.

Stock Ownership

  Daniel L. Doctoroff, a director of the Company, is a principal stockholder of Oak Hill Capital Partners, L.P. which is an affiliate of Keystone, Inc., a principal stockholder of the Company. See "Principal Stockholders."

Relationships among Officers and Directors

  Mr. Whetsell is an executive officer, director and security holder and Mr. Jorns is a director and stockholder of MeriStar Hospitality Corporation, the owner of 105 hotels managed by the Company.

Purchase of Promissory Notes

  A partnership indirectly controlled by Mr. Whetsell sold promissory notes due from the owners of two properties managed by the Company to the Company on March 11, 1999 in exchange for $343,650 which represented the current balance due under the promissory notes. One of the promissory notes was paid in full to the Company during January 2000.

Sale of Partnership Units

  On December 31, 1999, the Company sold three partnership units in a partnership which owns a hotel managed by the Company to a partnership indirectly controlled by Mr. Whetsell. The three units were sold for $145,500 which was the fair market value of the units at the time of sale.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, MeriStar Hotels & Resorts, Inc. has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MERISTAR HOTELS & RESORTS, INC.

                                   By: /s/ Paul W. Whetsell
                                       --------------------
                                       Paul W. Whetsell
                                       Chief Executive Officer and
                                       Chairman of the Board

Dated: April 30, 2001

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul W. Whetsell and David E. McCaslin, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

Signature                                         Title                                        Date
---------                                         -----                                        ----
/s/ Paul W. Whetsell               Chief Executive Officer and Chairman of the          April 30, 2001
--------------------               Board of Directors (Principal Executive Officer)
Paul W. Whetsell

______________________             Vice Chairman of the Board of Directors              April __, 2001
Steven D. Jorns

/s/ David E. McCaslin              President and Director                               April 30, 2001
----------------------
David E. McCaslin

/s/ James A. Calder                Chief Financial Officer (Principal Financial         April 30, 2001
----------------------             and Accounting Officer)
James A. Calder

______________________             Director                                             April __, 2001
Daniel L. Doctoroff

/s/ Kent R. Hance                  Director                                             April 30, 2001
----------------------
Kent R. Hance

/s/ S. Kirk Kinsell                Director                                             April 30, 2001
----------------------
S. Kirk Kinsell

/s/ James B. McCurry               Director                                             April 30, 2001
----------------------
James B. McCurry

______________________             Director                                             April __, 2001
James R. Worms

                                   EXHIBIT INDEX


 Exhibit No.                    Description of Document
 -----------                    -----------------------
  2.1*        Acquisition Agreement, dated as of March 15, 1998, among MeriStar
              H&R Operating Company, L.P., American General Hospitality
              Corporation, American General Hospitality, Inc., AGHL GP, Inc.,
              the None. general partner of AGH Leasing, L.P., and the limited partners of AGH Leasing, Inc.
  2.2**       Form of Contribution, Assumption and Indemnity Agreement between
              CapStar Hotel Company and MeriStar H&R Operating Company, L.P.
  3.1*        Amended and Restated Certificate of Incorporation of the Company
  3.2*        By-laws of the Company
  4.1*        Specimen Common Stock certificate
  4.4*        Form of Rights Agreement
  4.5****     Form of Stock Purchase Agreement dated as of March 31, 1999
  4.6****     Amendment to Stock Purchase Agreement dated April 15, 1999
  4.7****     Form of Registration Rights Agreement dated as of March 31, 1999
  4.8*****    Rights Agreement Amendment, dated December 8, 2000, between
              MeriStar and the Rights Agent
 10.1******   Form of Employment Agreement between the Company and Paul W.
              Whetsell
 10.2*        Form of Employment Agreement between the Company and Steven D.
              Jorns
 10.3*        Form of Employment Agreement between the Company and David E.
              McCaslin
 10.4*        Form of Employment Agreement between the Company and James A.
              Calder
 10.5*        Form of Employment Agreement between the Company and John E.
              Plunket
 10.6*        Form of Equity Incentive Plan of the Company
 10.7*        Form of Non-Employee Directors' Incentive Plan of the Company
 10.8***      Form of Intercompany Agreement among MeriStar Hotels & Resorts,
              Inc., MeriStar H&R Operating Company, L.P., MeriStar Hospitality
              Corporation and MeriStar Hospitality Operating Partnership, L.P.
              (Incorporated by reference to Exhibit 99.4 to CapStar Hotel
              Company's Report on Form 8-K dated March 17, 1998, No. 1-11903)
 10.9***      Form of Revolving Credit Agreement, dated as of August 3, 1998 between MeriStar H&R Operating Company, L.P., and MeriStar
              Hospitality Operating Partnership, L.P.
 10.10***     Form of Employee Stock Purchase Plan
 10.11******* Form of Senior Secured Revolving Credit Facility, dated as of
              February 29, 2000 between MeriStar H&R Operating Company, L.P.
              and Societe Generale, Southwest Agency, as Arranger and
              Administrative Agent
 10.12****    Form of Agreement of Limited Partnership of MIP Lessee, LP dated as of March 31, 1999.
 10.13******* Amendment to Revolving Credit Agreement, dated as of February 29,
              2000, between MeriStar H&R Operating Company, L.P. and MeriStar
              Hospitality Operating Partnership, L.P.
 10.14******* Form of Employment Agreement between the Company and John Emery
 10.15        Amended Intercompany Agreement, dated as of January 1, 2000, between MeriStar Hospitality Corporation, MeriStar Hospitality
              Operating Partnership, L.P., MeriStar Hotel Lessee, Inc.,
              MeriStar Hotels & Resorts, Inc. and MeriStar H&R Operating
              Company L.P.
 10.16        First Amendment, dated as of December 31, 2000, to Senior Secured
              Credit Agreement among MeriStar H&R Operating Company L.P. and
              Societe Generale, Southwest Agency, as Arranger and
              Administrative Agent.
 21           Subsidiaries of the Company
 23           Consent of KPMG LLP
 29           Power of Attorney (see signature page)

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