Form 10-Q
period 2001-03-31
MERISTAR HOTELS & RESORTS INC
filed 2001-05-15
CIK 1059341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended March 31, 2001 or

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

Yes X  No


     The number of shares of Common Stock, par value $0.01 per share, outstanding at May 11, 2001 was 37,183,284.

                        MERISTAR HOTELS & RESORTS, INC.

                                     INDEX


                                                                               Page
                                                                               ----
PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets -
          March 31, 2001 and December 31, 2000                                    3

          Condensed Consolidated Statements of Operations and Other
          Comprehensive Income (Loss) - Three Months Ended
          March 31, 2001 and 2000                                                 4

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2001 and 2000                              5

          Notes to Condensed Consolidated Financial Statements                    6


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          12

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                            18

PART II.  OTHER INFORMATION                                                      19

ITEM 5:   OTHER INFORMATION                                                      19

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                       19

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               March 31, 2001   December 31, 2000
                                                               --------------   -----------------
                                                                  (unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                          $ 10,550            $  7,645
  Accounts receivable, net of allowance for doubtful
  accounts of $4,212 and $4,097                                        14,047              78,176
  Prepaid expenses                                                      8,279               9,719
  Deposits and other                                                    4,959              12,107
                                                                     --------            --------
Total current assets                                                   37,835             107,647
                                                                     --------            --------
Fixed assets:
   Furniture, fixtures, and equipment                                  30,908              33,996
   Accumulated depreciation                                           (10,174)             (9,247)
                                                                     --------            --------
Total fixed assets, net                                                20,734              24,749
                                                                     --------            --------

Investments in and advances to affiliates                              29,317              38,920
Intangible assets, net of accumulated
  amortization of $13,207 and $11,899                                 162,113             166,898
Deferred income tax asset                                               4,981                  --
                                                                     --------            --------
                                                                     $254,980            $338,214
                                                                     ========            ========

Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
   Accounts payable, accrued expenses and other liabilities          $ 51,938            $123,929
   Due to MeriStar Hospitality Corporation                             10,709              22,222
   Income taxes payable                                                 1,918               1,923
   Long-term debt, current portion                                         69                 147
                                                                     --------            --------
Total current liabilities                                              64,634             148,221

Deferred income tax liability                                              --               5,508
Derivative financial instrument                                           563                  --
Long-term debt                                                        118,031             100,040
                                                                     --------            --------
Total liabilities                                                     183,228             253,769
                                                                     --------            --------
Minority interests                                                      6,896              11,140
Stockholders' equity:
   Common stock, par value $0.01 per share:
     Authorized - 100,000 shares
     Issued and outstanding 37,136 and 35,976 shares                      371                 360
   Additional paid-in capital                                          78,743              74,989
   Retained earnings                                                  (12,970)             (2,144)
   Accumulated other comprehensive income (loss):
     Translation adjustment                                              (641)                207
     Unrealized loss on derivative financial instrument                  (563)                 --
     Unrealized loss on investments                                       (84)               (107)
                                                                     --------            --------
Total stockholders' equity                                             64,856              73,305
                                                                     --------            --------

                                                                     $254,980            $338,214
                                                                     ========            ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                            2001       2000
                                                          --------   --------
Revenue:
  Rooms                                                   $ 37,540   $236,306
  Food and beverage                                          3,134     74,386
  Other operating departments                                1,944     24,408
  Corporate housing                                         24,449         --
  Management and other fees                                 12,683      5,527
                                                          --------   --------
Total revenue                                               79,750    340,627
                                                          --------   --------
Operating expenses by department:
  Rooms                                                      8,505     54,000
  Food and beverage                                          2,340     54,024
  Other operating departments expenses                       1,042     13,440
  Corporate housing                                         17,341         --
Undistributed operating expenses:
  Administrative and general                                19,162     57,469
  Property operating costs                                   8,964     48,214
  Participating lease expense                               16,136    106,241
  Depreciation and amortization                              3,135      1,643
  Merger costs                                               3,771         --
  Charges to investments in and advances to
    affiliates, accounts and notes receivables, and other   15,298         --
                                                          --------   --------
Total operating expenses                                    95,694    335,031
                                                          --------   --------

Net operating income (loss)                                (15,944)     5,596

Interest expense, net                                        2,885      1,191
Equity in (income) loss of affiliates                         (113)       131
                                                          --------   --------
Income (loss) before minority interests
and income taxes                                           (18,716)     4,274

Minority interests                                            (672)       401
                                                          --------   --------
Income (loss) before income taxes                          (18,044)     3,873

Income tax expense (benefit)                                (7,218)     1,433
                                                          --------   --------
Net income (loss)                                         $(10,826)  $  2,440

Other comprehensive income (loss):
   Foreign currency translation adjustment                    (848)       (32)
   Unrealized gain on investments                               23         --
   Unrealized loss on derivative financial instrument         (358)        --
                                                          --------   --------
Comprehensive income (loss)                               $(12,009)  $  2,408
                                                          ========   ========
Earnings (loss) per share :
    Basic                                                 $  (0.30)  $   0.08
                                                          ========   ========
    Diluted                                               $  (0.30)  $   0.08
                                                          ========   ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)



                                                                   Three Months Ended
                                                                       March 31,
                                                                       ---------
                                                                     2001       2000
                                                                   --------   --------
Operating activities:
Net income (loss)                                                  $(10,826)  $  2,440

Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
  Depreciation and amortization                                       3,135      1,643
  Minority interests                                                   (672)       401
  Deferred income taxes                                              (7,415)     1,433
  Charges to investments in and advances to affiliates,
    accounts and notes receivables, and other                        15,298         --
 Changes in operating assets and liabilities, excluding effects of assignment of leases to MeriStar Hospitality Corporation:
  Accounts receivable, net                                            6,403    (20,979)
  Prepaid expenses                                                      (38)    (1,920)
  Deposits and other                                                    686       (732)
  Accounts payable, accrued expenses and other liabilities           (4,515)    10,031
  Due to MeriStar Hospitality Corporation                           (11,513)    12,249
  Income taxes payable                                                   (5)        --
                                                                   --------   --------
Net cash (used in) provided by operating activities                  (9,462)     4,566
                                                                   --------   --------
Investing activities:
  Purchases of fixed assets                                            (446)    (1,315)
  Purchases of intangible assets                                        (20)      (348)
  Investments in and advances to affiliates, net                     (1,169)    (3,057)
  Hotel operating cash transferred during lease conversions          (3,778)        --
  Change in restricted cash                                              --        206
                                                                   --------   --------
Net cash used in investing activities                                (5,413)    (4,514)
                                                                   --------   --------
Financing activities:
  Proceeds from issuance of long-term debt                           36,000    101,500
  Principal payments on long-term debt                              (18,055)   (93,902)
  Proceeds from issuances of common stock, net                          175      5,329
  Contributions by minority investors                                    25         --
  Deferred financing costs                                               --     (1,600)
                                                                   --------   --------
Net cash provided by financing activities                            18,145     11,327
                                                                   --------   --------
Effect of exchange rate changes on cash                                (365)        (6)
                                                                   --------   --------

Net increase in cash and cash equivalents                             2,905     11,373
Cash and cash equivalents, beginning of period                        7,645      1,726
                                                                   --------   --------
Cash and cash equivalents, end of period                           $ 10,550   $ 13,099
                                                                   ========   ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION

We manage, lease, and operate a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. Our portfolio is diversified by franchise and brand affiliations. Our subsidiary, MeriStar H&R Operating Company, L.P., conducts all of our operations. We are the sole general partner of MeriStar H&R and control its operations.

We were created in connection with the August 3, 1998 merger of American General Hospitality Corporation and CapStar Hotel Company, which created MeriStar Hospitality Corporation, a real estate investment trust. We are the lessee, manager and operator of substantially all of the hotels owned or leased by American General and CapStar Hotel Company before the merger. At the time of the merger, CapStar Hotel Company distributed all of the shares of our common stock to its shareholders and we became a separate, publicly traded company.

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

We have an intercompany agreement with MeriStar Hospitality. This provides each of us the right to participate in certain transactions entered into by each company. In particular, we have the right of first refusal to become the manager of any real property acquired by MeriStar Hospitality subject to certain exceptions, including the right of MeriStar Hospitality to allow the brand under which a hotel is operated to manage that hotel. We also provide each other with certain services including administrative, renovation supervision, corporate, accounting, finance, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We and MeriStar Hospitality are compensated in amounts that we believe would be charged by an unaffiliated third party for comparable services.

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet provides corporate housing services in the United States, Canada, and the United Kingdom. Our consolidated financial statements include the operating results of BridgeStreet since May 31, 2000. We operate our corporate housing division under the name BridgeStreet Corporate Housing Worldwide.

On January 1, 2001, amendments to the Internal Revenue Code that permit real estate investment trusts to create taxable subsidiaries became law. These taxable subsidiaries are subject to taxation similar to a subchapter C corporation and can perform some activities previously not permissible for real estate investment trusts. As a result, we assigned all 106 leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality on January 1, 2001. In connection with the assignment, we executed management agreements with the taxable subsidiaries for each of the 106 properties. We structured the management agreements to substantially mirror the economics of the prior leases. The conversion did not result in the exchange of any cash consideration among the parties. Under the management agreements, the annual base management fee is
2.5 percent of total hotel revenue with incentive fees of up to an additional
1.5 percent of total hotel revenue based in part on our achievement of specified operating thresholds.

On January 1, 2001, we invested $100 in Flagstone Hospitality Management LLC, a joint venture established to manage 54 hotels owned by RFS Hotel Investors, Inc. We own 51% of the joint venture. We have included the results of Flagstone in our consolidated financial statements from January 1, 2001.

As of March 31, 2001, we leased or managed 267 hotels with 55,036 rooms in 39 states, the District of Columbia, Canada, and Puerto Rico. In addition, we had approximately 3,600 apartments under lease in the United States, Canada, and the United Kingdom at March 31, 2001.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

In our opinion, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Our management agreements with the taxable subsidiaries of MeriStar Hospitality have initial terms of 10 years, with three five-year extensions at our option. The annual base management fee is 2.5 percent of total hotel revenue with incentive fees of up to an additional 1.5 percent of total hotel revenue based in part on our achievement of specified operating thresholds.

Our hotel participating leases have noncancelable remaining terms ranging from 7 to 13 years, subject to earlier termination upon the occurrence of certain contingencies as defined in the leases. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues.

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations. We recognized lease expense in excess of the cash lease payments we were required to make under EITF No. 98-9 during the interim period ended March 31, 2001.
We made cash lease payments in excess of the lease expense we were required to recognize during the interim period ended March 31, 2000. As of March 31, 2001 and 2000, we had an accrued liability of $191 and a prepaid expense of $514, respectively, which are included on our condensed consolidated balance sheets.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 137 which amended Statement of Financial Accounting Standard No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138 which provides additional guidance and amendments to Statement of Financial Accounting Standard No. 133. We recognized a transition adjustment of $205 at January 1, 2001 as the fair value of our interest rate collar agreement to hedge our variable rate debt. The transition adjustment resulted in a derivative instrument liability and a corresponding charge to accumulated other comprehensive loss on the balance sheet. As of March 31, 2001, the fair value of our derivative instrument included in accumulated other comprehensive loss is $563.

3.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                          March 31,       December 31,
                                                                            2001             2000
                                                                          --------          --------
Senior secured credit facility...................................         $ 82,000          $100,000
Revolving credit facility with MeriStar Hospitality Corporation..           36,000                 -
Other............................................................              100               187
                                                                          --------          --------
                                                                          $118,100          $100,187
Less current portion.............................................              (69)             (147)
                                                                          --------          --------
                                                                          $ 118,031         $100,040
                                                                          ========          ========

On February 29, 2000, we entered into a $100,000 senior secured credit facility with a syndicate of banks. The interest rate on the credit facility is the 30-day London Interbank Offered Rate plus 350 basis points. The senior secured credit facility expires in February 2002 with a one-year extension at our option. The senior secured credit facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. The interest rate as of March 31, 2001 was 8.8%. We have determined that the fair value of the notes payable under the senior secured credit facility approximates its carrying value. We incurred interest expense of $2,210 and $528 on this facility during the three months ended March 31, 2001 and 2000, respectively.

On August 3, 1998, we entered into a three-year $75,000 unsecured revolving credit facility with MeriStar Hospitality. This facility was subsequently amended on February 29, 2000 to reduce the maximum borrowing limit to $50,000 and to change the maturity date to 91 days after the maturity date of our senior secured credit facility. The credit facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. Interest on the facility is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The interest rate as of March 31, 2001 was 11.8%. We have determined that the fair value of this note payable approximates its carrying value. We incurred interest expense of $1,075 and $955 on this facility during the three months ended March 31, 2001 and 2000, respectively. The merger agreement between MeriStar Hospitality and FelCor Lodging Trust, which was signed on May 9, 2001, requires that MeriStar Hospitality amend the revolving credit facility so that it matures on February 28, 2004 and bears interest at a rate of the 30-day London Interbank Offered Rate plus 600 basis points. The Special Committee of our Board of Directors, which was established in connection with the MeriStar Hospitality/FelCor merger, approved this amendment. For more information regarding this merger agreement, please see Note 9 to these financial statements.

Future Maturities- Aggregate future maturities of the above obligations are as follows:

2001                $     69
2002                 118,031
                    --------
                    $118,100
                    ========

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

4.   EARNINGS PER SHARE

The following tables present the computation of basic and diluted earnings per share:

                                             Three Months Ended
                                                  March 31,
                                                  ---------
                                              2001          2000
                                              ----          ----
BASIC EARNINGS (LOSS) PER SHARE
 COMPUTATION:

Net income (loss)                            $(10,826)      $ 2,440
Weighted average number of shares
   of common stock outstanding                 36,401        31,632
                                             --------       -------
Basic earnings (loss) per share              $  (0.30)      $  0.08
                                             ========       =======

DILUTED EARNINGS (LOSS) PER SHARE
 COMPUTATION:
Net income (loss)                            $(10,826)      $ 2,440
Minority interest, net of tax                      --            44
                                             --------       -------
Adjusted net income (loss)                   $(10,826)      $ 2,484
                                             ========       =======

Weighted average number of shares
   of common stock outstanding                 36,401        31,632
Common stock equivalents-stock
  options                                          --           106
Common stock equivalents-operating
 partnership units                                 --         1,024
                                             --------       -------
Total weighted average number of
   diluted shares of common stock
   outstanding                                 36,401        32,762
                                             --------       -------
Diluted earnings (loss) per share            $  (0.30)      $  0.08
                                             ========       =======

Operating partnership units are not included in the computation of diluted earnings (loss) per share when their effect is antidilutive.


5.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                   2001           2000
                                                                                   ----           ----
Cash paid for interest and income taxes:
 Interest                                                                       $  2,380         $ 761
 Income Taxes                                                                        362            --
Non-cash investing and financing activities:
  Conversion of operating partnership units to common stock                        3,597           391

  Operating assets and liabilities transferred in lease conversion:
    Accounts receivable                                                          (52,072)           --
    Prepaid expenses                                                              (1,478)           --
    Deposits and other                                                            (6,462)           --
    Furniture, fixtures and equipment                                               (315)           --
    Accumulated depreciation                                                         163            --
    Investment in and advances to affiliates                                      (1,796)           --
                                                                                --------
      Total operating assets transferred                                         (61,960)           --
                                                                                ========

    Accounts payable and accrued expenses                                         65,706            --
    Long-term debt                                                                    32            --
                                                                                --------
      Total liabilities transferred                                               65,738            --
                                                                                ========

6.  SEGMENTS

We are organized into three operating divisions: hospitality management, corporate housing, and golf management. Each division is managed separately because of its distinctive products and services. In 2000, we were organized into four operating segments: hospitality management, corporate housing, golf management, and vacation ownership. In 2001, we discontinued our vacation ownership division. Hospitality management and corporate housing are reportable
operating segments in 2001 and 2000.   We evaluate the performance of each
division based on earnings before interest, taxes, depreciation, and amortization.

                                               Hospitality       Corporate                  Financial
                                                Management        Housing       Other       Statements
                                                ----------        -------       -----       ----------
Three months ended March 31, 2001
Revenues....................................     $ 54,852         $24,486      $    412        $ 79,750
Earnings before interest, taxes,
 depreciation, and amortization.............        5,872            206        (18,774)        (12,696)

Total assets................................     $ 25,809         $18,307      $210,864        $254,980

Three months ended March 31, 2000
Revenues....................................     $338,827        $     --      $  1,800        $340,627
Earnings before interest, taxes,
 depreciation, and amortization.............        7,086              --            22           7,108

Total assets................................     $166,596        $     --      $131,038        $297,634

The other items in the tables above represent operating segment activity and assets for the non-reportable segments and non-operating segment activity and assets. The non-operating segment activity and assets are primarily unallocated corporate expenses and intangibles and other miscellaneous assets.

Revenues for foreign operations for the three months ended March 31 were as follows:

                          2001      2000
                         ------    ------
Canada..............     $3,074    $4,425
United Kingdom......     $7,033        --

7. CHARGES TO INVESTMENTS IN AND ADVANCES TO AFFILIATES, ACCOUNTS AND NOTES RECEIVABLES, AND OTHER

During the three months ended March 31, 2001, we recorded a charge in the amount of $15,298 to record a reserve against accounts and notes receivable and to write-off the remaining book values of impaired and abandoned assets. The following is a summary of the amounts comprising this charge.

During the first quarter of 2001, several of the hotels that we manage for third-party owners experienced severe financial difficulties, which affected the collectibility of our accounts and notes receivable from these hotels. One of the hotel owners has filed for bankruptcy, and we have terminated our management agreement with another of the hotel owners subsequent to March 31, 2001. As a result we have fully reserved for the amounts due from these entities in the amount of $5,077 and recorded a charge to write-off other related assets in the amount of $1,799.

We also wrote-off our investments in an internet services company and certain real estate ventures. The internet services company significantly curtailed its operations during the first quarter of 2001. We are involved in a dispute with our partners in the real estate ventures and believe that the recorded values of our investments in these real estate ventures have been impaired as a result of this dispute. We adjusted the book values of these investments to amounts consistent with the values stipulated in the partnership agreements. We recorded a charge in the amount of $5,221 to adjust the book value of these assets.

In connection with the conversion of our lease contracts to management contracts we implemented changes to our business structure, which resulted in the abandonment of certain fixed assets totaling $2,876.

One of our former partners in our operating partnership is claiming that we owe them special distributions under the partnership agreement. We have estimated the amount of distributions due to the former partner to be $325, which we accrued at March 31, 2001.

8.  PROPOSED MERGER

On February 26, 2001, we mailed a proxy to our shareholders seeking approval of a merger agreement providing for a merger of a wholly-owned subsidiary of American Skiing Company, a Delaware corporation, with and into our company and the other transactions contemplated by that merger agreement. On March 22, 2001, we and the other parties to the merger agreement mutually agreed to terminate the merger agreement. Each company cancelled its respective special shareholder meeting, which was scheduled for March 26, 2001, to vote on the merger. There are no termination fees payable to any of the parties. During the three months ended March 31, 2001, we incurred $3,771 of expenses related to the proposed merger. These expenses are included in our statement of operations.

9. SUBSEQUENT EVENT

On May 10, 2001, MeriStar Hospitality announced an agreement to merge with and into FelCor Lodging Trust. We will continue to operate the hotels formerly owned by MeriStar Hospitality after the merger is completed. The merger agreement between MeriStar Hospitality and FelCor requires that MeriStar Hospitality amend the revolving credit facility it has extended to us so that it matures on February 28, 2004 and bears interest at a rate of the 30-day London Interbank Offered Rate plus 600 basis points. The Special Committee of our Board of Directors, which was established in connection with the MeriStar Hospitality/FelCor merger, approved this amendment. The intercompany agreement between us and MeriStar Hospitality will be assumed by FelCor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We manage, lease and operate a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. Our portfolio is diversified by franchise and brand affiliations. Our subsidiary, MeriStar H&R Operating Company, L.P., conducts all of our operations. We are the sole general partner of MeriStar H&R and control its operations.

On August 3, 1998, American General Hospitality Corporation and CapStar Hotel Company merged together to form MeriStar Hospitality Corporation, a real estate investment trust. As part of that merger, CapStar Hotel Company formed our company to become the lessee, manager and operator of substantially all of the hotels owned or leased by American General and CapStar Hotel Company before the merger. Until January 1, 2001, we leased these hotels from MeriStar Hospitality.

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet provides corporate housing services in the United States, Canada and the United Kingdom. As of March 31, 2001, BridgeStreet had approximately 3,600 apartments under lease in the United States, Canada, and the United Kingdom. Our financial statements include the operating results of BridgeStreet since May 31, 2000. We operate our corporate housing division under the name BridgeStreet Corporate Housing Worldwide.

On January 1, 2001, amendments to the Internal Revenue Code that permit real estate investment trusts to create taxable subsidiaries became law. These taxable subsidiaries are subject to taxation similar to a subchapter C corporation and can perform some activities not previously permissible for real estate investment trusts. As a result, we assigned all 106 leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality on January 1, 2001. In connection with the assignment, we executed management agreements with the taxable subsidiaries for each of the 106 properties. We structured the management agreements to substantially mirror the economics of the prior leases. The conversion did not result in the exchange of any cash consideration among the parties. Under the management agreements, the annual base management fee is
2.5 percent of total hotel revenue with incentive fees of up to an additional
1.5 percent of total hotel revenue based in part on our achievement of specified operating thresholds. Prior to January 1, 2001, we did not record management fees from these hotels. Until January 1, 2001, we recorded room, food and beverage and other operating department revenues and expenses from the leases.

On January 1, 2001, we invested $0.1 million in Flagstone Hospitality Management LLC, a joint venture established to manage 54 hotels owned by RFS Hotel Investors, Inc. We own 51% of the joint venture. We have included the results of Flagstone in our consolidated financial statements from January 1, 2001. As of March 31, 2001 Flagstone manages 54 hotels.

The following table outlines our historical portfolio of managed and leased properties as of the dates indicated, including Flagstone as of January 1, 2001:

                                       Managed                    Leased                     Total
                                Properties      Rooms    Properties      Rooms      Properties       Rooms
                                ----------      ------   ----------      -----      ----------       -----
March 31, 2001                    216           47,692        51           7,344        267           55,036
December 31, 2000                  59           12,172       157          35,141        216           47,313
March 31, 2000                     57           10,732       160          35,593        217           46,325

We also manage or are otherwise affiliated with 11 golf courses. Golf course management operations are not material to any period presented.

Following the close of the first quarter of 2001, we restructured the company as a result of the change to management contracts with MeriStar Hospitality and the termination of the merger agreement with American Skiing Company. We expect this restructuring will reduce our annualized corporate overhead expenditures by approximately 10%. We expect to record a restructuring charge of $1 million to $2 million during the quarter ended June 30, 2001 for employee severance costs, lease termination costs and other expenses related to this restructuring.

FINANCIAL CONDITION

MARCH 31, 2001 COMPARED TO DECEMBER 31, 2000

Our total assets decreased by $83.2 million to $255.0 million at March 31, 2001 from $338.2 million at December 31, 2000 primarily due to the following:

     . a decrease in operating assets of $65.7 million related to the assignment of our hotel leases to MeriStar Hospitality;

     . a decrease of $7.8 million in investments in and advances to affiliates primarily due to the asset write-offs that were recorded in the first quarter of 2001;

     . a $7.7 million decrease in net accounts receivable resulting primarily from the accounts receivable reserves recorded in the first quarter of 2001 and the collection of credit card receivable balances on January 1, 2001, before the assets were transferred to MeriStar Hospitality, that were outstanding at December 31, 2000;

     . the establishment of a $5.0 million net deferred income tax asset resulting from the net loss in the first quarter of 2001; and

     . a $2.8 million decrease in furniture, fixtures and equipment due primarily to the write-off of abandoned assets in the first quarter of 2001.

Total liabilities decreased by $70.6 million to $183.2 million at March 31, 2001 from $253.8 million at December 31, 2000 primarily due to the following:

     . a decrease in operating liabilities of $65.7 million related to the assignment of our hotel leases to MeriStar Hospitality;

     . an $18.0 million increase in long-term debt due to borrowings under our credit facilities to fund short term liquidity requirements and other investments;

     . an $11.5 million decrease in the amount due to MeriStar Hospitality following the assignment of the leases on January 1, 2001;

     . a $5.5 million reduction in the deferred income tax liability resulting from the net loss in the first quarter of 2001; and

     . a $4.5 million reduction in accounts payable, accrued expenses and other liabilities during the three months ended March 31, 2001.

Minority interest decreased by $4.2 million primarily due to:

     .  the net operating loss in the first quarter of 2001; and

     . the conversion of $3.6 million of operating partnership units into our common stock during the first quarter of 2001.

Stockholders' equity decreased $8.4 million to $64.9 million from $73.3 million in 2000 primarily due to:

     .  the net loss of $10.8 million in the first quarter of 2001;

     . the conversion of $3.6 million of operating partnership units into our common stock during the first quarter of 2001; and

     . a $1.4 million decrease in other comprehensive income related to the translation adjustment from foreign currency and the unrealized loss from our derivative financial instruments.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

Effective January 1, 2001, we assigned our leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, the taxable subsidiaries of MeriStar Hospitality executed new management agreements with one of our subsidiaries for each property that we previously leased from MeriStar Hospitality. Through December 31, 2000, our results of operations included both operating revenue and expenses for these hotels. Beginning January 1, 2001, our results of operations reflect only management fee revenue from these hotels. Therefore our operating results for the three months ended March 31, 2001 are not directly comparable to the same period in 2000.

The following table presents our operating statistics on a same store basis for the three months ended March 31, 2001 and 2000:


                                        2001       2000        Change
                                        ----       ----        ------
  Revenue per available room......    $ 75.86     $ 73.27       3.5%
  Average daily rate..............    $111.55     $106.70       4.5%
  Occupancy.......................       68.0%       68.7%     (1.0)%

For comparative purposes, the following shows the results for the three months ended March 31, 2000 on a pro forma basis assuming the leases with MeriStar Hospitality were converted to management contracts on January 1, 2000 compared to the results for the three months ended March 31, 2001, excluding the effects of EITF 98-9:

                                                      2001         2000
                                                      ----         ----
Total revenue                                      $ 79,750       $53,354
Total operating expenses                             95,503        51,529
Earnings (loss) before interest, taxes,             (12,505)        3,468
 depreciation and amortization
Net income (loss)                                   (10,717)          357
Diluted earnings (loss) per share                  $  (0.29)      $  0.01

As explained above, through December 31, 2000 we recorded the operating revenues and expenses of the hotels we leased from MeriStar Hospitality in our results of operations. The pro forma 2000 results reverse the effect of recording the complete operating revenues and operating expenses of these hotels, and instead reflect our management fees earned from operating the hotels. Since the pro forma 2000 operating amounts are more comparable to our presentation of 2001 results, we will discuss changes relative to those pro forma 2000 amounts rather than our actual reported 2000 results.

On a pro forma basis, our total revenue increased $26.4 million primarily due to the following:

     . $24.5 million of revenue generated by BridgeStreet Corporate Housing Worldwide during the first quarter of 2001; and

     . $1.4 million of revenue generated by Flagstone Hospitality during the first quarter of 2001.

Our 2000 results do not include BridgeStreet or Flagstone since our investments in those companies occurred after March 31, 2000.

On a pro forma basis, our operating expenses increased $44.0 million to $95.5 million in the first three months of 2001 compared to $51.5 million in the first three months of 2000. This increase is primarily the result of the following:

     . $24.3 million of operating expenses from BridgeStreet Corporate Housing Worldwide in 2001;

     . a charge of $15.3 million related to the reserves recorded against accounts and notes receivables, and write-offs of impaired and abandoned assets during the first quarter of 2001;

     . $3.8 million of costs related to the terminated merger with American Skiing Company in 2001; and

     .  $1.2 million of operating expenses from Flagstone Hospitality in 2001.

On a pro forma basis, earnings (loss) before interest, taxes, depreciation and amortization decreased to a loss of $12.5 million in the first three months of 2001 compared to income of $3.5 million in the first three months of 2000. The decrease is primarily due to the $15.3 million charge for reserves recorded against accounts and notes receivables, and write-offs of impaired and abandoned assets, and the $3.8 million merger costs that were recorded in 2001.

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods," requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations. We recognized lease expense in excess of the cash lease payments we were required to make under EITF No. 98-9 during the interim period ended March 31, 2001.
We made cash lease payments in excess of the expense we were required to recognize under EITF No. 98-9 during the interim period ended March 31, 2000 As of March 31, 2001 and 2000, this resulted in an accrued liability of $191 and a prepaid expense of $514, respectively, which are included on our condensed consolidated balance sheets. The effect on our financial statements is as follows (in thousands, except for per share amounts):

                       Three Months Ended March 31, 2001
                       ---------------------------------


                                    Prior to Effect       Effect       After Effect
                                           of               of              of
                                     EITF No. 98-9    EITF No. 98-9   EITF No. 98-9
                                    ----------------  --------------  --------------
Net operating income                       $(15,753)          $(191)       $(15,944)
Equity in earnings of affiliates                113                             113
Interest expense, net                        (2,885)              -          (2,885)
Minority interest                               663               9             672
Income taxes                                  7,145              73           7,218
                                           --------           -----        --------
Net income                                 $(10,717)          $(109)       $(10,826)
                                           ========           =====        ========

Diluted earnings per share                   $(0.29)                         $(0.30)
                                           ========                        ========


                                    Three Months Ended March 31, 2000
                                    ---------------------------------

                              Prior to Effect       Effect       After Effect
                                     of               of              of
                               EITF No. 98-9    EITF No. 98-9   EITF No. 98-9
                              ----------------  --------------  --------------

Net operating income              $ 5,082           $ 514         $ 5,596
Equity in earnings of
 affiliates                          (131)             --            (131)
Interest expense, net              (1,191)              -          (1,191)
Minority interest                    (287)           (114)           (401)
Income taxes                       (1,285)           (148)         (1,433)
                                  -------           -----         -------
Net income                        $ 2,188           $ 252         $ 2,440
                                  =======           =====         =======

Diluted earnings per share        $  0.07                         $  0.08
                                  =======                         =======

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

Our continuing operations are funded through cash generated from hotel management operations and corporate housing operations. We finance business acquisitions and investments in affiliates through a combination of internally generated cash, external borrowings and the issuance of partnership interests and/or common stock.

We generated $18.1 million of cash from financing activities during the first three months of 2001 primarily from net borrowings of $17.9 million on our credit facilities.

USES OF CASH

We used $9.5 million of cash in operations during the first three months of 2001 primarily as a result of the reduction in the payable to MeriStar Hospitality.

We used $5.4 million of cash in investing activities during the three months ended March 31, 2001 primarily due to the $3.8 million of hotel operating cash transferred to the taxable subsidiaries of MeriStar Hospitality as part of the assignment of the leases on January 1, 2001.

REVOLVING CREDIT FACILITIES

On August 3, 1998, we entered into a three-year, $75 million revolving credit facility with MeriStar Hospitality. This facility was subsequently amended on February 29, 2000 to reduce the maximum borrowing limit to $50 million and to change the maturity date to 91 days after the maturity date of our senior secured credit facility. This loan contains covenants regarding financial ratios, reporting requirements and other customary restrictions. The interest rate on this loan is based on the 30-day London Interbank Offered Rate plus 650 basis points. As of March 31, 2001, we had $36.0 million outstanding under this facility at an interest rate of 11.8%. The merger agreement between MeriStar Hospitality and FelCor Lodging Trust, which was signed on May 9, 2001, requires that MeriStar Hospitality amend the revolving credit facility so that it matures on February 28, 2004 and bears interest at a rate of the 30-day London Interbank Offered Rate plus 600 basis points. The Special Committee of our Board of Directors, which was established in connection with the MeriStar Hospitality/FelCor merger, approved this amendment.

On February 29, 2000, we entered into a $100.0 million senior secured credit facility among a syndicate of banks. The credit facility bears interest at the 30-day London Interbank Offered Rate plus 350 basis points and expires in February 2002, with an optional one-year extension. As of March 31, 2001, we had $82.0 million outstanding under this facility at an interest rate of 8.8%.

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

RECENT DEVELOPMENT

On May 10, 2001, MeriStar Hospitality and FelCor Lodging Trust Incorporated announced that they had signed an agreement and plan of merger under which MeriStar Hospitality would merge with and into FelCor. The merger agreement requires that MeriStar Hospitality amend the revolving credit facility it has extended to us so that it matures on February 28, 2004 and bears interest at a rate of the 30-day London Interbank Offered Rate plus 600 basis points. The Special Committee of our Board of Directors, which was established in connection with the MeriStar Hospitality/FelCor merger, approved this amendment. The intercompany agreement between us and MeriStar Hospitality will be assumed by FelCor. The intercompany agreement provides, among other things, that MeriStar Hospitality has a right of first refusal with respect to some of our hotel real-estate opportunities and that we have a right of first refusal with respect to some of MeriStar Hospitality's hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our credit facilities that impact the fair value of these obligations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

In April 2000, we entered into a $40 million periodic rate collar agreement with a financial institution in order to hedge against the impact future interest rate fluctuations may have on our floating rate debt. The rate collar agreement establishes the London Interbank Offered Rate at a floor rate of 6.05% and a ceiling rate of 8.5%. During the quarter ended March 31, 2001, we paid $35,000 under this agreement. The fair value of the rate collar agreement was $563,000 at March 31, 2001.

Our senior secured debt of $82.0 million at March 31, 2001 matures in February 2002 with an optional one-year extension. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 350 basis points. The interest rate was 8.8% at March 31, 2001. We have determined that the fair value of the debt approximates its carrying value.

Our $36.0 million of long-term debt under the MeriStar Hospitality revolving credit facility at March 31, 2001 matures 91 days after the maturity date of our senior secured credit facility. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The interest rate was 11.8% at March 31, 2001. We have determined that the fair value of the debt approximates its carrying value. The merger agreement between MeriStar Hospitality and FelCor Lodging Trust, which was signed on May 9, 2001, requires that MeriStar Hospitality amend the revolving credit facility so that it matures on February 28, 2004 and bears interest at a rate of the 30-day London Interbank Offered Rate plus 600 basis points. The Special Committee of our Board of Directors, which was established in connection with the MeriStar Hospitality/FelCor merger, approved this amendment.

A 1.0% change in the 30-day London Interbank Offered Rate would have changed our interest expense by approximately $0.3 million during the three months ended March 31, 2001.

Although we conduct business in Canada and the United Kingdom, these foreign operations were not material to our consolidated financial position, results of operations or cash flows as of and for the three months ended March 31, 2001. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2000. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

Forward-Looking Statements

Some information both included and incorporated by reference in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative or regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, and supply and demand for lodging facilities in our current and proposed market areas. These risks and uncertainties, along with the risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2000 under the caption, "Risk Factors" should be considered in evaluating any forward-looking statements contained or incorporated by reference in this report.

ITEM 6:   EXHIBITS AND REPORTS ON FORM  8-K

     (a)  Exhibits - none
     (b)  Reports on Form 8-k

Current Report on Form 8-K dated and filed February 27, 2001, regarding the amendments to change the exchange rate between shares of our common stock and American Skiing Company's stock.

Current Report on Form 8-K dated and filed on March 29, 2001, regarding the termination of this merger agreement between us and American Skiing Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MeriStar Hotels & Resorts, Inc.



Dated: May 15, 2001           /s/ James A. Calder
                              ------------------------

                              James A. Calder
                              Chief Financial Officer