Form 10-Q
period 2001-06-30
MERISTAR HOTELS & RESORTS INC
filed 2001-08-10
CIK 1059341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
             For the quarterly period ended June 30, 2001 or _______

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                For the transition period from _______ to _______

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

Yes [X]   No

     The number of shares of Common Stock, par value $0.01 per share, outstanding at August 8, 2001 was 37,183,284.

                         MERISTAR HOTELS & RESORTS, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets -
         June 30, 2001 and December 31, 2000 .............................     3

         Condensed Consolidated Statements of Operations and Other
         Comprehensive Income (Loss) - Three Months and Six Months Ended
         June 30, 2001 and 2000 ..........................................     4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2001 and 2000 .........................     5

         Notes to Condensed Consolidated Financial Statements ............     6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................    14

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK .....................................................    21

PART II. OTHER INFORMATION ...............................................    22

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS ................................................    22

ITEM 5:  OTHER INFORMATION ...............................................    23

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K ................................    23

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                June 30,      December 31,
                                                                  2001           2000
                                                              -----------    --------------
                                                              (unaudited)
Assets
Current Assets:
     Cash and cash equivalents ............................    $   1,369        $   7,645
     Accounts receivable, net of allowance for doubtful
       accounts of $2,805 and $4,097 ......................       11,453           72,655
     Prepaid expenses .....................................        8,292            9,719
     Deposits and other ...................................        3,153           12,107
                                                               ---------        ---------
Total current assets ......................................       24,267          102,126
                                                               ---------        ---------
Fixed assets:
   Furniture, fixtures, and equipment .....................       31,845           33,996
   Accumulated depreciation ...............................      (11,543)          (9,247)
                                                               ---------        ---------
Total fixed assets, net ...................................       20,302           24,749
                                                               ---------        ---------
Investments in and advances to affiliates .................       28,874           40,109
Intangible assets, net of accumulated
  amortization of $15,122 and $11,899 .....................      164,131          166,898
Deferred income tax asset .................................        6,300             --
                                                               ---------        ---------
                                                               $ 243,874        $ 333,882
                                                               =========        =========

Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
   Accounts payable, accrued expenses and other
     liabilities ..........................................    $  49,430        $ 119,597
   Due to MeriStar Hospitality Corporation ................       10,893           22,222
   Income taxes payable ...................................        1,991            1,923
   Long-term debt, current portion ........................         --                147
                                                               ---------        ---------
Total current liabilities .................................       62,314          143,889
Deferred income tax liability .............................         --              5,508
Derivative financial instrument ...........................          754             --
Long-term debt ............................................      110,000          100,040
                                                               ---------        ---------
Total liabilities .........................................      173,068          249,437
                                                               ---------        ---------
Minority interests ........................................        6,850           11,140
Stockholders' equity:
   Common stock, par value $0.01 per share:
      Authorized - 100,000 shares
      Issued and outstanding 37,183 and 35,976 shares .....          372              360
   Additional paid-in capital .............................       78,832           74,989
   Accumulated deficit.....................................      (14,090)          (2,144)
   Accumulated other comprehensive income (loss):
      Translation adjustment ..............................         (419)             207
      Unrealized loss on derivative financial instrument ..         (754)            --
      Unrealized gain (loss) on investments ...............           15             (107)
                                                               ---------        ---------
Total stockholders' equity ................................       63,956           73,305
                                                               ---------        ---------
                                                               $ 243,874        $ 333,882
                                                               =========        =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended           Six Months Ended
                                                                  June 30,                   June 30,
                                                          -----------------------     -----------------------
                                                             2001          2000         2001          2000
                                                          ---------     ---------     ---------     ---------
Revenue:
  Rooms ..............................................    $  39,121     $ 253,242     $  76,661     $ 489,548
  Food and beverage ..................................        3,107        80,193         6,241       154,579
  Other operating departments ........................        1,841        25,186         3,785        49,594
  Corporate housing ..................................       26,488         9,392        50,937         9,392
  Management and other fees ..........................       12,960         4,671        25,643        10,195
                                                          ---------     ---------     ---------     ---------
Total revenue ........................................       83,517       372,684       163,267       713,308
                                                          ---------     ---------     ---------     ---------
Operating expenses by department:
  Rooms ..............................................        8,771        56,868        17,276       110,868
  Food and beverage ..................................        2,304        56,619         4,644       110,643
  Other operating departments' expenses ..............        1,171        14,113         2,213        27,553
  Corporate housing ..................................       19,464         6,037        36,805         6,037

Undistributed operating expenses:
  Administrative and general .........................       20,383        58,155        39,545       115,624
  Property operating costs ...........................        9,185        48,535        18,149        96,749
  Participating lease expense ........................       16,627       107,071        32,763       213,312
  Depreciation and amortization ......................        3,411         2,119         6,546         3,762
  Merger costs .......................................          614          --           4,385          --
  Charges to investments in and advances to
     affiliates, accounts and notes receivables,
     and other .......................................         --            --          15,298          --
  Restructuring expenses .............................          912          --             912          --
                                                          ---------     ---------     ---------     ---------
Total operating expenses .............................       82,842       349,517       178,536       684,548
                                                          ---------     ---------     ---------     ---------
Net operating income (loss) ..........................          675        23,167       (15,269)       28,760
Interest expense, net ................................        2,777         1,353         5,662         2,544
Equity in (income) loss of affiliates ................         (327)           (4)         (440)          124
                                                          ---------     ---------     ---------     ---------
Income (loss) before minority interests
   and income taxes ..................................       (1,775)       21,818       (20,491)       26,092
Minority interests ...................................           91         1,738          (581)        2,139
                                                          ---------     ---------     ---------     ---------
Income (loss) before income taxes ....................       (1,866)       20,080       (19,910)       23,953
Income tax expense (benefit) .........................         (746)        7,590        (7,964)        9,023
                                                          ---------     ---------     ---------     ---------
Net income (loss) ....................................    $  (1,120)    $  12,490     $ (11,946)    $  14,930

Other comprehensive income (loss):
   Foreign currency translation adjustment ...........    $     222     $     122     $    (626)    $      90
   Transition adjustment .............................         --            --            (205)         --
   Unrealized loss on derivative financial
     instruments .....................................         (191)         --            (549)         --
   Unrealized gain (loss) on investments .............           99           (72)          122           (72)
                                                          ---------     ---------     ---------     ---------
Comprehensive income (loss) ..........................    $    (990)    $  12,540     $ (13,204)    $  14,948
                                                          =========     =========     =========     =========

Earnings (loss) per share:
     Basic ...........................................    $   (0.03)    $    0.38     $   (0.32)    $    0.46
                                                          =========     =========     =========     =========
     Diluted .........................................    $   (0.03)    $    0.37     $   (0.32)    $    0.45
                                                          =========     =========     =========     =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                      Six Months Ended
                                                                         June 30,
                                                                   -----------------------
                                                                     2001           2000
                                                                   ---------     ---------
Operating activities:
Net income (loss) .............................................    $ (11,946)    $  14,930

Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
   Depreciation and amortization ..............................        6,546         3,762
   Minority interests .........................................         (581)        2,139
   Deferred income taxes ......................................      (11,808)        9,118
   Charges to investments in and advances to affiliates,
    accounts and notes receivables, and other .................       15,298          --
   Changes in operating assets and liabilities, excluding effects of assignment of leases to MeriStar Hospitality Corporation and acquisitions:
      Accounts receivable, net ................................        7,795       (21,544)
      Prepaid expenses ........................................          (96)      (12,561)
      Deposits and other ......................................        2,492        (5,548)
      Accounts payable, accrued expenses and other liabilities        (4,636)       10,534
      Income taxes payable ....................................           68         (100)
      Due to MeriStar Hospitality Corporation .................      (11,329)       11,449
                                                                   ---------     ---------
Net cash (used in) provided by operating activities ...........       (8,197)       12,179
                                                                   ---------     ---------
Investing activities:
   Purchases of fixed assets ..................................       (1,073)       (4,334)
   Purchases of intangible assets .............................       (3,564)       (1,604)
   Investments in and advances to affiliates, net .............          463        (6,671)
   Cash paid to BridgeStreet Accommodations shareholders ......         --         (12,216)
   Hotel operating cash transferred in connection with
    lease conversions .........................................       (3,778)         --
   Change in restricted cash ..................................         --             210
                                                                   ---------     ---------
Net cash used in investing activities .........................       (7,952)      (24,615)
                                                                   ---------     ---------
Financing activities:
   Proceeds from issuance of long-term debt ...................       50,022       138,500
   Principal payments on long-term debt .......................      (40,177)     (110,979)
   BridgeStreet Accommodations debt repaid ....................         --         (12,021)
   Proceeds from issuances of common stock ....................          241         5,488
   Contributions by minority investors ........................           25          --
   Distributions to minority investors ........................         (114)         --
   Purchase of operating partnership units ....................         --          (1,149)
   Deferred financing costs ...................................         --          (1,600)
                                                                   ---------     ---------
Net cash provided by financing activities .....................        9,997        18,239
                                                                   ---------     ---------
Effect of exchange rate changes on cash .......................         (124)          (23)
                                                                   ---------     ---------

Net increase (decrease) in cash and cash equivalents ..........       (6,276)        5,780
Cash and cash equivalents, beginning of period ................        7,645         1,726
                                                                   ---------     ---------
Cash and cash equivalents, end of period ......................    $   1,369     $   7,506
                                                                   =========     =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

We were created in connection with the August 3, 1998 merger of American General Hospitality Corporation and CapStar Hotel Company. That merger created MeriStar Hospitality Corporation, a real estate investment trust. We are the manager and operator of substantially all of the hotels owned by MeriStar Hospitality. At the time of the merger, CapStar Hotel Company distributed all of the shares of our common stock to its shareholders and we became a separate, publicly traded company.

We have an intercompany agreement with MeriStar Hospitality. This provides each of us the right to participate in certain transactions entered into by each company. The intercompany agreement provides, among other things, that Meristar Hospitality has the right of first refusal with respect to some of our hotel real estate opportunities and that we have a right of first refusal with respect to some of MeriStar Hospitality's hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand). We also provide each other with certain services including administrative, renovation supervision, corporate, accounting, finance, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We and MeriStar Hospitality are compensated in amounts that we believe would be charged by an unaffiliated third party for comparable services.

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet provides corporate housing services in the United States, Canada, and the United Kingdom. Our consolidated financial statements include the operating results of BridgeStreet since May 31, 2000. We operate our corporate housing division under the name BridgeStreet Corporate Housing Worldwide.

Until January 1, 2001, we leased the hotels we operated for MeriStar Hospitality. On January 1, 2001, amendments to the Internal Revenue Code that permit real estate investment trusts to create taxable subsidiaries became law. These taxable subsidiaries are subject to taxation similar to a subchapter C corporation and can perform some activities previously not permissible for real estate investment trusts. As a result, we assigned all 106 leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality on January 1, 2001. In connection with the assignment, we executed management agreements with the taxable subsidiaries for each of the 106 properties. We structured the management agreements to substantially mirror the economics of the prior leases. The conversion did not result in the exchange of any cash consideration among the parties. Under the management agreements, the annual base management fee is
2.5 percent of total hotel revenue with incentive fees of up to an additional
1.5 percent of total hotel revenue based in part on our achievement of specified operating thresholds.

On January 1, 2001, we invested $100 in Flagstone Hospitality Management LLC, a joint venture established to manage 54 hotels owned by RFS Hotel Investors, Inc. We own 51% of, and control, the joint venture. We have included the results of Flagstone in our consolidated financial statements from January 1, 2001.

As of June 30, 2001, we leased or managed 268 hotels with 55,101 rooms in 39 states, the District of Columbia, Canada, and Puerto Rico. In addition, we had approximately 3,900 apartments under lease in the United States, Canada, and the United Kingdom at June 30, 2001.

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

Our management agreements with the taxable subsidiaries of MeriStar Hospitality have initial terms of 10 years, with three five-year extensions at our option. The annual base management fee is 2.5 percent of total hotel revenue with incentives of up to an additional 1.5 percent of total hotel revenue based in part on our achievement of specified operating thresholds.

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

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations. We made cash lease payments in excess of the lease expense we were required to recognize during the interim periods ended June 30, 2001 and 2000. As of June 30, 2001 and 2000, this resulted in prepaid expense balances of $270 and $10,126, respectively, which are included on our condensed consolidated balance sheets.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 137, which amended Statement of Financial Accounting Standard No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138, which provides additional guidance and amendments to Statement of Financial Accounting Standard No. 133. We recognized a transition adjustment of $205 at January 1, 2001 as the fair value of our interest rate collar agreement to hedge our variable rate debt. The transition adjustment resulted in a derivative instrument liability and a corresponding charge to other comprehensive loss. As of June 30, 2001, the fair values of our derivative instruments included in accumulated other comprehensive loss is $754. The estimated amount recorded in accumulated other comprehensive loss expected to be reclassified to the statement of operations within the next six months is approximately $539.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill and replaces it with an annual impairment analysis of the carrying value of the goodwill. We will adopt this standard on January 1, 2002. We are currently in the process of evaluating the effect of this new standard our financial statements.

3.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                    June 30,   December 31,
                                                                      2001         2000
                                                                   ---------    ---------
Senior secured credit facility ................................    $  74,000    $ 100,000
Revolving credit facility with MeriStar Hospitality
  Corporation .................................................       36,000         --
Other .........................................................         --            187
                                                                   ---------    ---------
                                                                     110,000      100,187
Less current portion ..........................................         --           (147)
                                                                   ---------    ---------
                                                                   $ 110,000    $ 100,040
                                                                   =========    =========

On February 29, 2000, we entered into a $100,000 senior secured credit facility with a syndicate of banks. The interest rate on the credit facility is the 30-day London Interbank Offered Rate plus 350 basis points. The senior secured credit facility expires in February 2002 with a one-year extension at our option. The senior secured credit facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. The weighted average effective interest rate as of June 30, 2001 was 8.7%. We have determined that the fair value of the notes payable under the senior secured credit facility approximates its carrying value.

On August 3, 1998, we entered into a three-year $75,000 unsecured revolving credit facility with MeriStar Hospitality. This facility was subsequently amended on February 29, 2000 to reduce the maximum borrowing limit to $50,000 and to change the maturity date to 91 days after the maturity of our senior secured credit facility. The credit facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. Interest on the facility is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The weighted average effective interest rate as of June 30, 2001 was 10.9%. We have determined that the fair value of this note payable approximates its carrying value.

4.   EARNINGS PER SHARE

The following tables present the computation of basic and diluted earnings per share:

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                June 30,
                                                ---------------------    ---------------------
                                                  2001         2000        2001        2000
                                                --------     --------    --------     --------
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:
Net income (loss) ..........................    $ (1,120)    $ 12,490    $(11,946)    $ 14,930
Weighted average number of shares
   of common stock outstanding .............      37,172       33,128      36,787       32,380
                                                --------     --------    --------     --------
Basic earnings (loss) per share ............    $  (0.03)    $   0.38    $  (0.32)    $   0.46
                                                ========     ========    ========     ========

DILUTED EARNINGS (LOSS) PER SHARE
COMPUTATION:
Net income (loss) ..........................    $ (1,120)    $ 12,490    $(11,946)    $ 14,930
Minority interest, net of tax ..............        --            999        --          1,333
                                                --------     --------    --------     --------
Adjusted net income (loss) .................    $ (1,120)    $ 13,489    $(11,946)    $ 16,263
                                                ========     ========    ========     ========

Weighted average number of shares
   of common stock outstanding .............      37,172       33,128      36,787       32,380
Common stock equivalents--stock
   options .................................        --             85        --             95
Common stock equivalents--operating
   partnership units .......................        --          3,303        --          3,603
                                                --------     --------    --------     --------
Total weighted average number of
   diluted shares of common stock
   outstanding .............................      37,172       36,516      36,787       36,078
                                                ========     ========    ========     ========
Diluted earnings (loss) per share ..........    $  (0.03)    $   0.37    $  (0.32)    $   0.45
                                                ========     ========    ========     ========

Stock options and operating partnership units are not included in the computation of diluted earnings (loss) per share when their effect is antidilutive.

5.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             ---------------------
                                                                               2001         2000
                                                                             --------     --------
Cash paid for interest and income taxes:
  Interest ..............................................................    $  5,379     $  2,353
  Income taxes ..........................................................         739           70
Non-cash investing and financing activities:
     Conversion of operating partnership units to common stock ..........       3,620          391
     Issuance of common stock to BridgeStreet Accommodations
       shareholders .....................................................        --         11,239
     Fair value of assets acquired ......................................         (58)      17,271
     Fair value of liabilities acquired .................................        (791)     (14,001)
     Fair value of debt assumed .........................................        --        (12,021)

     Operating assets and liabilities transferred in lease conversion:
       Accounts receivable ..............................................     (52,072)        --
       Prepaid expenses .................................................      (1,478)        --
       Deposits and other ...............................................      (6,462)        --
       Furniture, fixtures and other ....................................        (315)        --
       Accumulated depreciation .........................................         163         --
       Investments in and advances to affiliates ........................      (1,796)        --
                                                                             --------     --------
             Total operating assets transferred .........................    $(61,960)    $   --
                                                                             ========     ========

       Accounts payable and accrued expenses ............................    $ 65,706     $   --
       Long-term debt ...................................................          32         --
                                                                             --------     --------
             Total liabilities transferred ..............................    $ 65,738     $   --
                                                                             ========     ========

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

                                                 Hospitality  Corporate                 Financial
                                                 Management    Housing      Other      Statements
                                                 -----------  --------    --------     ----------
Three months ended June 30, 2001
Revenues .....................................    $ 57,058    $ 26,488    $    (29)    $ 83,517
Earnings before interest, taxes, depreciation,
  and amortization ...........................       5,379         243      (1,209)       4,413

Three months ended June 30, 2000
Revenues .....................................    $362,252    $  9,392    $  1,040     $372,684
Earnings before interest, taxes, depreciation,
  and amortization ...........................      25,049         784        (543)      25,290

                                                 Hospitality  Corporate                  Financial
                                                 Management    Housing       Other       Statements
                                                 -----------  --------      --------     ----------
Six months ended June 30, 2001
Revenues .....................................    $ 111,947    $  50,937    $     383     $ 163,267
Earnings before interest, taxes, depreciation,
  and amortization ...........................       11,251          449      (19,983)       (8,283)
Total assets .................................    $  26,072    $  17,689    $ 200,113     $ 243,874

Six months ended June 30, 2000
Revenues .....................................    $ 701,089    $   9,392    $   2,827     $ 713,308
Earnings before interest, taxes, depreciation,
  and amortization ...........................       32,135          784         (521)       32,398
Total assets .................................    $ 180,053    $  21,139    $ 168,391     $ 369,583

The other items in the tables above represent operating segment activity and assets for the non-reportable segments and non-operating segment activity and assets. The non-operating segment activity and assets are primarily unallocated corporate expenses and intangibles and other miscellaneous assets. In 2001, the other column also includes costs for the merger; restructuring costs; and the charges to investments in and advances to affiliates, accounts and notes receivables, and other.

Revenues for foreign operations for the three months ended June 30 were as follows:

                                          2001      2000
                                          ----      ----
                       Canada .......    $3,033    $6,527
                       United Kingdom    $7,249    $2,180

Revenues for foreign operations for the six months ended June 30 were as follows:

                                          2001      2000
                                          ----      ----
                      Canada .......    $ 6,107    $10,952
                      United Kingdom    $14,282    $ 2,180

7. CHARGES TO INVESTMENTS IN AND ADVANCES TO AFFILIATES, ACCOUNTS AND NOTES RECEIVABLES, AND OTHER

During the first quarter of 2001, we recorded a charge in the amount of $15,298 to record a reserve against accounts and notes receivables and to write-off the remaining book values of impaired and abandoned assets. The following is a summary of the amounts comprising this charge.

o During the first quarter of 2001, several of the hotels that we manage for third-party owners experienced severe financial difficulties, which affected the collectibility of our accounts and notes receivable from these hotels. One of the hotel owners filed for bankruptcy. The lender subsequently foreclosed on this hotel in early July 2001. We terminated our management agreement with another of the hotel owners in the second quarter of 2001. As a result we fully reserved for the amounts due from these entities in the amount of $5,077 and recorded a charge to write-off other related assets in the amount of $1,799.

o We also wrote-off our investments in an internet services company and certain real estate ventures. The internet services company significantly curtailed its operations during the first quarter of 2001. We are involved in a dispute with our partners in the real estate ventures and believe that the recorded values of our investments in these real estate ventures have been impaired as a result of this dispute. We adjusted the book values of these investments to amounts consistent with the values stipulated in the partnership agreements. We recorded a charge in the amount of $5,221 to reduce the book values of these assets.

o In connection with the conversion of our lease contracts to management contracts, we implemented changes to our business structure, which resulted in the abandonment of certain fixed assets totaling $2,876.

o One of our former partners in our operating partnership is claiming that we owe them special distributions under the partnership agreement. We have estimated the amount of distributions due to the former partner to be $325, which we accrued at March 31, 2001.

8.   PROPOSED MERGER

On February 26, 2001, we mailed a proxy to our shareholders seeking approval of a merger agreement providing for a merger of a wholly-owned subsidiary of American Skiing Company, a Delaware corporation, with and into our company and the other transactions contemplated by that merger agreement. On March 22, 2001, we and the other parties to the merger agreement mutually agreed to terminate the merger agreement. Each company cancelled its respective special shareholder meeting, which were scheduled for March 26, 2001, to vote on the merger. There were no termination fees payable to any of the parties. During the three and six months ended June 30, 2001, we incurred $614 and $4,385, respectively, of expenses related to the proposed merger. These expenses are included in our statements of operations.

9.   RESTRUCTURING EXPENSES

During the second quarter of 2001, we incurred a restructuring charge in connection with personnel changes primarily as a result of the change to management contracts with MeriStar Hospitality and the termination of the merger agreement with American Skiing Company. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 10%, or $3.5 million. The restructuring included eliminating corporate staff positions that were no longer needed under the new structure.

As a result of the restructuring, we recorded a restructuring charge of $912 in the second quarter of 2001. A detail of the costs comprising the total charge incurred in the second quarter is as follows:

                       Severance ...............    $842
                       Noncancelable lease costs      70
                                                    ----
                       Total ...................    $912
                                                    ====

During the second quarter of 2001, approximately $789 in severance costs was applied against the restructuring reserve. Approximately $123 of the restructuring accrual remains at June 30, 2001.

10.  ACQUISITION

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. During the second quarter of 2001, we finalized the accounting related to the acquisition of BridgeStreet. As a result, we reduced goodwill by approximately $332. We are amortizing the goodwill on a straight line basis over 35 years.

In accordance with accounting principles generally accepted in the United States of America, the acquisition was accounted for as a purchase. Accordingly, we have included the operating results of BridgeStreet in our condensed consolidated financial statements since May 31, 2000, the date of acquisition. The following unaudited pro forma consolidated results of operations are presented as if we had acquired BridgeStreet at the beginning of the periods presented:

                                           Three Months Ended  Six Months Ended
                                              June 30, 2000      June 30, 2000
                                              -------------      -------------
Revenue ..............................          $   390,227       $   754,136
Net Income ...........................          $    11,800       $    13,013
Earnings Per Share:
     Basic ...........................          $      0.33       $      0.36

     Diluted .........................          $      0.32       $      0.36

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

11.  MERISTAR HOSPITALITY MERGER

On May 10, 2001, MeriStar Hospitality announced an agreement to merge with and into FelCor Lodging Trust. We will continue to operate the hotels formerly owned by MeriStar Hospitality after the merger is completed. The merger agreement between MeriStar Hospitality and FelCor requires that MeriStar Hospitality amend the revolving credit facility it has extended to us so that it matures on February 28, 2004 and bears interest at a rate of the 30-day London Interbank Offered Rate plus 600 basis points. A Special Committee of our Board of Directors established in connection with the MeriStar Hospitality/FelCor merger approved this amendment. Following the merger, FelCor will assume the intercompany agreement between MeriStar Hospitality and us.

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

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet provides corporate housing services in the United States, Canada and the United Kingdom. As of June 30, 2001, BridgeStreet had approximately 3,900 apartments under lease. Our financial statements include the operating results of BridgeStreet since May 31, 2000. We operate our corporate housing division under the name BridgeStreet Corporate Housing Worldwide.

On January 1, 2001, amendments to the Internal Revenue Code that permit real estate investment trusts to create taxable subsidiaries became law. These taxable subsidiaries are subject to taxation similar to a subchapter C corporation and can perform some activities not previously permissible for real estate investment trusts. As a result, we assigned all 106 leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality on January 1, 2001. In connection with the assignment, we executed management agreements with the taxable subsidiaries for each of the 106 properties. We structured the management agreements to substantially mirror the economics of the prior leases. The conversion did not result in the exchange of any cash consideration among the parties. Under the management agreements, the annual base management fee is
2.5 percent of total hotel revenue with incentive fees of up to 1.5 percent of total hotel revenue based in part on our achievement of specified operating thresholds. Prior to January 1, 2001, we did not record management fees from these hotels; since January 1, 2001, we earn and record management fees related to these hotels. Until January 1, 2001, we recorded room, food and beverage and other operating department revenues and expenses from the leases.

On January 1, 2001, we invested $0.1 million in Flagstone Hospitality Management LLC, a joint venture established to manage 54 hotels owned by RFS Hotel Investors, Inc. We own 51% of, and control, the joint venture. We have included the results of Flagstone in our consolidated financial statements from January 1, 2001.

The following table outlines our portfolio of managed and leased properties as of the dates indicated:

                              Managed                      Leased                      Total
                       ---------------------       ---------------------       ---------------------
                       Properties      Rooms       Properties      Rooms       Properties      Rooms
                       ----------      -----       ----------      -----       ----------      -----
June 30, 2001 .......       218        47,906            50         7,195           268        55,101
December 31, 2000 ...        59        12,172           157        35,141           216        47,313
June 30, 2000 .......        60        11,795           157        35,142           217        46,937

We also manage or are otherwise affiliated with 11 golf courses. Golf course management operations are not material to any period presented.

The slowdown in the United States economy has had a negative effect on our hotel management and corporate housing operations. The conversion of our leases with MeriStar Hospitality to management contracts on January 1, 2001 has significantly reduced the earnings volatility from hotel operations. Our managed hotels were most negatively influenced by a sharp reduction in business travel, as well as leisure travel in some markets. We expect our managed hotels to continue experiencing a difficult revenue environment during the remainder of 2001.

Following the close of the second quarter of 2001, we restructured our corporate housing division as a result of the slowdown in the economy and shifting focus on certain markets. We are exiting three markets: Jackson, Mississippi; Lexington, Kentucky; and Denver, Colorado. We are also realigning certain administrative functions, which should result in cost savings. We expect to record a restructuring charge of approximately $0.5 million to $1.0 million during the third and fourth quarters of 2001 for employee severance costs, lease termination costs and other expenses related to this restructuring. We are continuing to monitor and evaluate the remaining markets, which may result in additional market closings and restructuring costs in future quarters. We expect the slowdown in corporate housing demand to continue for the remainder of 2001.

During the second quarter of 2001, we restructured our corporate office as a result of the change to management contracts with MeriStar Hospitality and the termination of the merger agreement with American Skiing Company. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 10%, or $3.5 million. During the quarter ended June 30, 2001, we recorded a restructuring charge of $0.9 million for employee severance costs and lease termination costs.

FINANCIAL CONDITION

JUNE 30, 2001 COMPARED TO DECEMBER 31, 2000

Our total assets decreased by $90.0 million to $243.9 million at June 30, 2001 from $333.9 million at December 31, 2000 primarily due to the following:

     o a decrease in operating assets of $65.7 million related to the assignment of our hotel leases to MeriStar Hospitality;

     o a decrease of $9.4 million in investments in and advances to affiliates primarily due to the asset write-offs that were recorded in the first quarter of 2001;

     o a $9.1 million decrease in net accounts receivable resulting primarily from the accounts receivable reserves recorded in the first quarter of 2001 and improved collections from our managed hotels;

     o a $1.8 million decrease in furniture, fixtures and equipment due primarily to the write-off of $3.1 million of abandoned assets in the first quarter of 2001, partially offset by fixed asset additions; and

     o the establishment of a $6.3 million net deferred income tax asset resulting from the net loss in the first two quarters of 2001.

Total liabilities decreased by $76.3 million to $173.1 million at June 30, 2001 from $249.4 million at December 31, 2000 primarily due to the following:

     o a decrease in operating liabilities of $65.7 million related to the assignment of our hotel leases to MeriStar Hospitality;

     o    an $11.3 million decrease in the amount due to MeriStar Hospitality;

     o a $5.5 million reduction in the deferred income tax liability resulting from the net loss in the first two quarters of 2001;

     o a $4.3 million reduction in accounts payable, accrued expenses and other liabilities during the six months ended June 30, 2001; partially offset by

     o a $9.8 million increase in long-term debt due to borrowings under our credit facilities to fund short-term liquidity requirements and other investments.

Minority interest decreased by $4.3 million primarily due to:

     o    the net operating loss during the six-months ended June 30, 2001; and

     o the conversion of $3.6 million of operating partnership units into our common stock.

Stockholders' equity decreased $9.3 million to $64.0 million from $73.3 million in 2000 primarily due to:

     o    the net loss of $11.9 million in the first six months of 2001;

     o a $1.3 million increase in accumulated other comprehensive loss primarily related to the translation adjustment from foreign currency and the unrealized loss from our derivative financial instruments; partially offset by

     o the conversion of $3.6 million of operating partnership units into our common stock.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Effective January 1, 2001, we assigned our leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, the taxable subsidiaries of MeriStar Hospitality executed new management agreements with one of our subsidiaries for each property that we previously leased from MeriStar Hospitality. Through December 31, 2000, our results of operations included both operating revenue and expenses for these hotels. Beginning January 1, 2001, our results of operations reflect only management fee revenue from these hotels. Therefore our operating results for the three months ended June 30, 2001 are not directly comparable to the same period in 2000.

The following table provides our operating statistics for all of our managed and leased hotels on a same store basis for the three months ended June 30:

                                              2001       2000      Change
                                              ----       ----      ------
          Revenue per available room ...    $ 76.24    $ 80.05      (4.8)%
          Average daily rate ...........    $106.55    $105.39       1.1%
          Occupancy ....................      71.5%      76.0%      (5.9)%

For comparative purposes, the following table shows the results for the three months ended June 30, 2000 on a pro forma basis assuming the leases with MeriStar Hospitality were converted to management contracts on January 1, 2000 compared to the results for the three months ended June 30, 2001, excluding the effects of EITF 98-9:

                                                     2001         2000
                                                     ----         ----
        Total revenue .........................    $ 83,517     $ 67,156
        Total operating expenses ..............      83,304       62,444
        Earnings before interest, taxes,
           depreciation and amortization ......       3,951        6,835
        Net income (loss) .....................      (1,384)       1,894
        Diluted earnings (loss) per share .....    $  (0.04)    $   0.06

As explained above, through December 31, 2000 we recorded the operating revenues and expenses of the hotels we leased from MeriStar Hospitality in our results of operations. The pro forma 2000 results reverse the effect of recording the operating revenues and expenses of these hotels, and instead reflect the management fee revenue that would have been earned from operating those hotels. Since the pro forma 2000 operating amounts are more comparable to our actual 2001 results, we will discuss changes relative to those pro forma 2000 amounts rather than our actual reported 2000 results.

Overall, the slowing United States economy had a major negative effect on our corporate housing operations during the second quarter of 2001. In addition, the slowing economy has had a negative effect on our managed and leased hotels, but to a lesser extent. The general economic slowdown has been marked by a sharp reduction in business travel, as well as leisure travel in some markets. This is reflected in the 4.8% reduction in revenue per available room and the 5.9% reduction in occupancy in the second quarter 2001 compared to 2000.

On a pro forma basis, our total revenue increased $16.3 million to $83.5 million in the three months ended June 30, 2001 compared to $67.2 million in the three months ended June 30, 2000 primarily due to the following:

     o a $17.1 million increase in revenue generated by BridgeStreet Corporate Housing Worldwide in 2001 compared to 2000; and

     o $1.5 million of revenue generated by Flagstone Hospitality during the second quarter of 2001; partially offset by

     o a $1.6 million decrease in revenue from our leased hotels resulting from the slowdown in the economy.

Our 2000 results do not include Flagstone's operations since our investment occurred on January 1, 2001. Our 2000 results also only include one month of BridgeStreet's operations since our acquisition occurred on May 31, 2000.

On a pro forma basis, our operating expenses increased $20.9 million to $83.3 million in the three months ended June 30, 2001 compared to $62.4 million in the three months ended June 30, 2000. This increase is primarily the result of the following:

     o $17.7 million increase in operating expenses from BridgeStreet Corporate Housing Worldwide in 2001 compared to 2000;

     o an additional $0.6 million of costs related to the terminated merger with American Skiing Company recorded in the second quarter of 2001;

     o    $1.2 million of operating expenses from Flagstone Hospitality in 2001;

     o $0.9 million of restructuring expenses recorded during 2001 following the restructuring of the company to more closely align our operations with the change to management contracts with MeriStar Hospitality; and

     o a $1.3 million increase in depreciation and amortization following the acquisition of BridgeStreet on May 31, 2000 and depreciation of additional fixed assets.

On a pro forma basis, earnings before interest, taxes, depreciation and amortization decreased to $4.0 million in the three months ended June 30, 2001 compared to $6.8 million in the three months ended June 30, 2000. The decrease is primarily due to the $0.9 million of restructuring expenses and $0.6 million of merger costs that were recorded during 2001. In addition, the effect of the slowing economy reduced BridgeStreet's earnings before interest, taxes, depreciation and amortization by approximately $0.5 million.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Effective January 1, 2001, we assigned our leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, the taxable subsidiaries of MeriStar Hospitality executed new management agreements with one of our subsidiaries for each property that we previously leased from MeriStar Hospitality. Through December 31, 2000, our results of operations included both operating revenue and expenses for these hotels. Beginning January 1, 2001, our results of operations reflect only management fee revenue from these hotels. Therefore our operating results for the six months ended June 30, 2001 are not directly comparable to the same period in 2000.

The following table provides our operating statistics for all of our managed and leased hotels on a same store basis for the six months ended June 30:

                                           2001        2000      Change
                                           ----        ----      ------
          Revenue per available room .... $ 76.35    $ 76.83      (0.1)%
          Average daily rate ............ $109.20    $106.17       2.9%
          Occupancy .....................   69.9%      72.4%      (3.5)%

For comparative purposes, the following table shows the results for the six months ended June 30, 2000 on a pro forma basis assuming the leases with MeriStar Hospitality were converted to management contracts on January 1, 2000 compared to the results for the six months ended June 30, 2001, excluding the effects of EITF 98-9:

                                                          2001           2000
                                                          ----           ----
Total revenue ...................................      $ 163,267       $ 120,638
Total operating expenses ........................        178,807         113,973
Earnings (loss) before interest, taxes,
  depreciation and amortization .................         (8,554)         10,303
Net income (loss) ...............................        (12,101)          2,251
Diluted earnings (loss) per share ...............      $   (0.33)      $    0.07

As explained above, through December 31, 2000 we recorded the operating revenues and expenses of the hotels we leased from MeriStar Hospitality in our results of operations. The pro forma 2000 results reverse the effect of recording the operating revenues and expenses of these hotels, and instead reflect the management fee revenue that would have been earned from operating those hotels. Since the pro forma 2000 operating amounts are more comparable to our actual 2001 results, we will discuss changes relative to those pro forma 2000 amounts rather than our actual reported 2000 results.

Overall, the slowing United States economy had a major negative effect on our corporate housing operations during the second quarter of 2001. In addition, the slowing economy has had a negative effect on our managed and leased hotels, but to a lesser extent. The general economic slowdown has been marked by a sharp reduction in business travel, as well as leisure travel in some markets. This slowdown became more pronounced during the second quarter of 2001.

On a pro forma basis, our total revenue increased $42.7 million to $163.3 million in the six months ended June 30, 2001 compared to $120.6 million in the six months ended June 30, 2000 primarily due to the following:

     o a $41.5 million increase in revenue generated by BridgeStreet Corporate Housing Worldwide during 2001 compared to 2000; and

     o $ 2.9 million of revenue generated by Flagstone Hospitality during the six months ended June 30, 2001; partially offset by

     o a $1.1 million decrease in revenue from our leased hotels resulting from the slowdown of the economy.

Our 2000 results do not include Flagstone's operations since our investment occurred on January 1, 2001. Our 2000 results also only include one month of BridgeStreet's operations since our acquisition occurred on May 31, 2000.

On a pro forma basis, our operating expenses increased $64.8 million to $178.8 million in the first six months of 2001 compared to $114.0 million in the first six months of 2000. This increase is primarily the result of the following:

     o a $41.9 million increase in operating expenses from BridgeStreet Corporate Housing Worldwide in 2001;

     o a charge of $15.3 million related to the reserves recorded against accounts and notes receivables, and write-offs of impaired and abandoned assets during the first quarter of 2001;

     o $4.4 million of costs related to the terminated merger with American Skiing Company in 2001;

     o $0.9 million of costs related to the corporate restructuring during 2001; and

     o    $2.4 million of operating expenses from Flagstone Hospitality in 2001.

On a pro forma basis, earnings (loss) before interest, taxes, depreciation and amortization decreased to a loss of $8.6 million in the first six months of 2001 compared to income of $10.3 million in the first six months of 2000. The decrease is primarily due to the $15.3 million charge for reserves recorded against accounts and notes receivable, and write-offs of impaired and abandoned assets, the $4.4 million of merger costs, and the $0.9 million of restructuring expenses that were recorded in 2001.

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods," requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations. We made cash lease payments in excess of the expense we were required to recognize under EITF No. 98-9 during the interim periods ended June 30, 2001 and 2000. As of June 30, 2001 and 2000, this resulted in prepaid expense balances of $0.3 million and $10.1 million, respectively, which are included on our condensed consolidated balance sheets.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

Our continuing operations are funded through cash generated from hotel management and corporate housing operations. We finance capital expenditures, business acquisitions and investments in affiliates through a combination of internally generated cash, external borrowings and the issuance of partnership interests and/or common stock.

We generated $10.0 million of cash from financing activities during the first six months of 2001 primarily from net borrowings of $9.8 million on our credit facilities.

USES OF CASH

We used $8.2 million of cash in operations during the first six months of 2001 primarily as a result of the reduction in the payable to MeriStar Hospitality and other operating activity.

We used $8.0 million of cash in investing activities during the six months ended June 30, 2001 primarily due to:

     o the $3.8 million of hotel operating cash transferred to the taxable subsidiaries of MeriStar Hospitality as part of the assignment of the leases on January 1, 2001; and

     o a $3.6 million increase in intangible assets primarily due to amounts incurred to acquire management contracts on five hotels.

REVOLVING CREDIT FACILITIES

On August 3, 1998, we entered into a three-year, $75 million revolving credit facility with MeriStar Hospitality. This facility was subsequently amended on February 29, 2000 to reduce the maximum borrowing limit to $50 million and to change the maturity date to 91 days after the maturity date of our senior secured credit facility. This loan contains covenants regarding financial ratios, reporting requirements and other customary restrictions. The interest rate on this loan is based on the 30-day London Interbank Offered Rate plus 650 basis points. As of June 30, 2001, we had $36.0 million outstanding under this facility at a weighted average effective interest rate of 10.9%. The merger agreement between MeriStar Hospitality and FelCor Lodging Trust Incorporated, which was signed on May 9, 2001, requires that MeriStar Hospitality amend the revolving credit facility so that it matures on February 28, 2004 and bears interest at a rate of the 30-day London Interbank Offered Rate plus 600 basis points. A Special Committee of our Board of Directors established in connection with the MeriStar Hospitality/FelCor merger approved this amendment.

On February 29, 2000, we entered into a $100 million senior secured credit facility among a syndicate of banks. The credit facility bears interest at the 30-day London Interbank Offered Rate plus 350 basis points and expires in February 2002, with a one-year extension at our option. As of June 30, 2001, we had $74.0 million outstanding under this facility at a weighted average effective interest rate of 8.7%.

SUMMARY

We believe cash generated by our operations, together with anticipated borrowing capacity under our credit facilities, will be sufficient to fund our requirements for working capital, capital expenditures, and debt service. We expect to continue to seek acquisitions of hotel and golf management businesses and management contracts. In addition, we expect to expand our corporate housing business by entering selected new markets in the United States and Europe. We expect to finance future acquisitions through a combination of additional borrowings under our credit facilities and the issuance of partnership interests and/or our common stock. We believe these sources of capital will be sufficient to provide for our long-term capital needs.

SEASONALITY

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in the winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. We expect to have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

Corporate housing activity peaks in the summer months and declines during the fourth quarter and the first part of the first quarter. We expect to have lower revenue, operating income and cash flow from corporate housing in the first and fourth quarters.

RECENT DEVELOPMENT

On May 10, 2001, MeriStar Hospitality and FelCor Lodging Trust Incorporated announced they had signed an agreement and plan of merger under which MeriStar Hospitality would merge with and into FelCor. The merger agreement requires that MeriStar Hospitality amend the revolving credit facility it has extended to us so it matures on February 28, 2004 and bears interest at a rate of the 30-day London Interbank Offered Rate plus 600 basis points. A Special Committee of our Board of Directors established in connection with the MeriStar Hospitality/FelCor merger approved this amendment. Following the merger, FelCor will assume the intercompany agreement between MeriStar Hospitality and us. The intercompany agreement provides, among other things, that MeriStar Hospitality has the right of first refusal with respect to some of our hotel real estate opportunities and that we have a right of first refusal with respect to some of MeriStar Hospitality's hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

In April 2001, we entered into a $50 million one-year interest rate swap agreement with a financial institution to hedge against the affect that future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day London Interbank Offered Rate at 4.4%. During the quarter ended June 30, 2001, we received $6 thousand under this agreement. The fair value of the interest rate swap agreement was $178 thousand at June 30, 2001.

In April 2000, we entered into a $40 million 23-month periodic rate collar agreement with a financial institution in order to hedge against the affect that future interest rate fluctuations may have on our floating rate debt. The rate collar agreement establishes the 30-day London Interbank Offered Rate at a floor rate of 6.05% and a ceiling rate of 8.5%. During the three and six months ended June 30, 2001, we paid $152 thousand and $187 thousand, respectively, under this agreement. The fair value of the rate collar agreement was $576 thousand at June 30, 2001.

Our senior secured debt of $74.0 million at June 30, 2001 matures in February 2002 with an optional one-year extension. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 350 basis points. The weighted average effective interest rate was 8.7% at June 30, 2001. We have determined that the fair value of the debt approximates its carrying value.

Our $36.0 million of long-term debt under the MeriStar Hospitality revolving credit facility at June 30, 2001 matures 91 days after the maturity date of our senior secured credit facility. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The weighted average effective interest rate was 10.9% at June 30, 2001. We have determined that the fair value of the debt approximates its carrying value. The merger agreement between MeriStar Hospitality and FelCor Lodging Trust, which was signed on May 9, 2001, requires that MeriStar Hospitality amend the revolving credit facility so that it matures on February 28, 2004 and bears interest at a rate of the 30-day London Interbank Offered Rate plus 600 basis points. A Special Committee of our Board of Directors established in connection with the MeriStar Hospitality/FelCor merger approved this amendment.

A 1.0% change in the 30-day London Interbank Offered Rate would have changed our interest expense by approximately $0.1 million and $0.3 million during the three and six months ended June 30, 2001, respectively.

Although we conduct business in Canada and the United Kingdom, these foreign operations were not material to our consolidated financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2001. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and six months ended June 30, 2001. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the stockholders was held on June 14, 2001.

At that meeting, the following matters were submitted to a vote of our stockholders:

ITEM No. 1

To reelect two members of the Board of Directors to serve three-year terms expiring at the Annual Meeting in 2004.

         Election of Directors        For             Against
         ---------------------        ---             -------
         Steven D. Jorns              28,047,686      5,140,829
         Daniel Doctoroff             26,263,063      6,925,452

ITEM No. 2

To ratify the amendment of the MeriStar Hotels & Resorts, Inc. Non-Employee Director's Plan to increase the maximum number of shares of common stock that may be issued pursuant to awards granted under the Directors Plan from 125,000 to 500,000 shares.

         For                        27,969,957
         Against                     5,198,340
         Abstain                        20,218

ITEM No. 3

To amend our charter to prohibit the ownership of more than 35% of our common stock (based on either voting power or total outstanding shares) by one or more persons who directly or indirectly own more than 34.9% of the outstanding shares of the common stock of MeriStar Hospitality Corporation.

         For                        22,909,350
         Against                     2,979,824
         Abstain                        41,567
         Broker Non-Votes            7,257,838

ITEM No. 4

To ratify the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2001.

         For                        30,813,891
         Against                     2,351,872
         Abstain                        22,752

ITEM 5. OTHER INFORMATION

Forward-Looking Statements

Some information both included and incorporated by reference in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," intend," or "project," or the negative thereof or other variations thereon or comparable terminology. Factors which could have material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally in the real estate market specifically, legislative or regulatory changes (including changes to law governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, and supply and demand for lodging facilities in our current and proposed market areas. These risks and uncertainties, along with the risks of uncertainties described in our annual report on Form 10-K for the year ended December 31, 2000 under the caption, "Risk Factors", should be considered in evaluating any forward-looking statements contained or incorporated by reference in this report.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits - none
        (b) Reports on Form 8-K - Current Report on Form 8-K dated and filed May 2, 2001 regarding the conversion of our lease contacts with MeriStar Hospitality to management contracts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MeriStar Hotels & Resorts, Inc.


Dated: August 10, 2001            /s/ James A. Calder
                                  ----------------------------------------------
                                  James A. Calder
                                  Chief Financial Officer