Form 10-Q
period 2001-09-30
MERISTAR HOTELS & RESORTS INC
filed 2001-11-08
CIK 1059341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
          For the quarterly period ended September 30, 2001 or _______

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

Yes [X]   No [ ]

The number of shares of Common Stock, par value $0.01 per share, outstanding at November 7, 2001 was 37,185,615.

                        MERISTAR HOTELS & RESORTS, INC.

                                     INDEX


                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets -
         September 30, 2001 and December 31, 2000...............................................   3

         Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) -
         Three Months and Nine months ended September 30, 2001 and 2000.........................   4

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2001 and 2000..........................................   5

         Notes to Condensed Consolidated Financial Statements...................................   6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................  13

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK............................................................................  20

PART II. OTHER INFORMATION

ITEM 5:  OTHER INFORMATION......................................................................  21

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.......................................................  21


PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               September 30,   December 31,
                                                                   2001           2000
                                                                 --------       --------
                                                                (unaudited)
Assets
Current Assets:
    Cash and cash equivalents..............................       $ 15,499       $  7,645
    Accounts receivable, net of allowance for doubtful
     accounts of $2,864 and $4,097.........................          9,136         72,655
    Prepaid expenses.......................................          7,059          9,719
    Deposits and other.....................................          3,781         12,107
                                                                  --------       --------
Total current assets.......................................         35,475        102,126
                                                                  --------       --------

Fixed assets:
  Furniture, fixtures, and equipment.......................         32,305         33,996
  Accumulated depreciation.................................        (13,206)        (9,247)
                                                                  --------       --------
Total fixed assets, net....................................         19,099         24,749
                                                                  --------       --------

Investments in and advances to affiliates..................         29,196         40,109
Intangible assets, net of accumulated
 amortization of $16,733 and $11,899.......................        163,420        166,898
Deferred income tax asset..................................          8,449              -
                                                                  --------       --------
                                                                  $255,639       $333,882
                                                                  ========       ========
Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
  Accounts payable, accrued expenses and other
    liabilities............................................       $ 45,304       $119,597
  Due to MeriStar Hospitality Corporation..................         13,069         22,222
  Income taxes payable.....................................          2,185          1,923
  Long-term debt, current portion..........................              -            147
                                                                  --------       --------
Total current liabilities..................................         60,558        143,889

Deferred income tax liability..............................              -          5,508
Derivative financial instrument............................          1,101              -
Long-term debt.............................................        126,000        100,040
                                                                  --------       --------
Total liabilities..........................................        187,659        249,437
                                                                  --------       --------

Minority interests.........................................          6,509         11,140
Stockholders' equity:
  Common stock, par value $0.01 per share:
    Authorized - 100,000 shares
    Issued and outstanding 37,186 and 35,976 shares........            372            360
  Additional paid-in capital...............................         78,836         74,989
  Accumulated deficit......................................        (16,372)        (2,144)
  Accumulated other comprehensive income (loss):
    Translation adjustment.................................           (261)           207
    Unrealized loss on derivative financial instrument.....         (1,101)             -
    Unrealized loss on investments.........................             (3)          (107)
                                                                  --------       --------
Total stockholders' equity.................................         61,471         73,305
                                                                  --------       --------
                                                                  $255,639       $333,882
                                                                  ========       ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    Three Months Ended     Nine months ended
                                                                      September 30,          September 30,
                                                                   --------------------  ----------------------
                                                                      2001      2000       2001         2000
                                                                    -------   --------   --------   ----------
Revenue:
 Rooms...........................................................   $35,363   $231,497   $112,024   $  721,045
 Food and beverage...............................................     2,606     67,618      8,847      222,197
 Other operating departments.....................................     1,586     21,593      5,371       71,187
 Corporate housing...............................................    28,255     29,369     79,192       38,761
 Management and other fees.......................................     9,807      5,781     35,450       15,976
                                                                    -------   --------   --------   ----------

Total revenue....................................................    77,617    355,858    240,884    1,069,166
                                                                    -------   --------   --------   ----------

Operating expenses by department
 Rooms...........................................................     8,290     55,956     25,566      166,824
 Food and beverage...............................................     2,088     51,451      6,732      162,094
 Other operating departments' expenses...........................     1,033     12,693      3,246       40,246
 Corporate housing...............................................    20,611     18,744     57,416       24,781

Undistributed operating expenses:
 Administrative and general......................................    18,662     58,270     58,207      173,894
 Property operating costs........................................     8,895     48,678     27,044      145,427
 Participating lease expense.....................................    14,994    106,792     47,757      320,104
 Depreciation and amortization...................................     3,179      2,778      9,725        6,540
 Merger costs....................................................      (146)         -      4,239            -
 Charges to investments in and advances to affiliates, accounts
      and notes receivables, and other...........................       800          -     16,098            -
 Restructuring expenses..........................................       918          -      1,830            -
                                                                    -------   --------   --------   ----------

Total operating expenses.........................................    79,324    355,362    257,860    1,039,910
                                                                    -------   --------   --------   ----------

Net operating income (loss)......................................    (1,707)       496    (16,976)      29,256
Interest expense, net............................................     2,807      1,986      8,469        4,530
Equity in (income) loss of affiliates............................      (374)      (506)      (814)        (382)
                                                                    -------   --------   --------   ----------

Income (loss) before minority interests and income taxes.........    (4,140)      (984)   (24,631)      25,108
Minority interests...............................................      (337)       (31)      (918)       2,108
                                                                    -------   --------   --------   ----------

Income (loss) before income taxes................................    (3,803)      (953)   (23,713)      23,000
Income tax expense (benefit).....................................    (1,521)       (52)    (9,485)       8,971
                                                                    -------   --------   --------   ----------

Net income (loss)................................................   $(2,282)  $   (901)  $(14,228)  $   14,029

Other comprehensive income (loss):
 Foreign currency translation adjustment.........................   $   158   $   (176)  $   (468)  $      (86)
 Transition adjustment...........................................         -          -       (205)           -
 Unrealized loss on derivative financial instruments                   (347)         -       (896)           -
 Unrealized gain (loss) on investments...........................       (18)       (12)       104          (84)
                                                                    -------   --------   --------   ----------

Comprehensive income (loss)......................................   $(2,489)  $ (1,089)  $(15,693)  $   13,859
                                                                    =======   ========   ========   ==========

Earnings (loss) per share:
   Basic.........................................................    $(0.06)    $(0.03)    $(0.39)       $0.42
                                                                    =======   ========   ========   ==========

   Diluted.......................................................    $(0.06)    $(0.03)    $(0.39)       $0.41
                                                                    =======   ========   ========   ==========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)


                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                                   --------------------
                                                                                                     2001        2000
                                                                                                   --------   ---------
Operating activities:
Net income (loss)................................................................................  $(14,228)  $  14,029

Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities
  Depreciation and amortization..................................................................     9,725       6,540
  Minority interests.............................................................................      (918)      2,108
  Deferred income taxes..........................................................................   (13,957)      8,276
  Charges to investments in and advances to affiliates,
   accounts and notes receivables, and other.....................................................    16,098           -
  Changes in operating assets and liabilities, excluding effects of assignment of leases to MeriStar Hospitality Corporation and acquisitions:
    Accounts receivable, net.....................................................................     9,358     (24,919)
    Prepaid expenses.............................................................................     1,179     (12,646)
    Deposits and other...........................................................................     1,846      (3,638)
    Accounts payable, accrued expenses and other liabilities.....................................    (8,994)     11,029
    Income taxes payable.........................................................................       242        (100)
    Due to MeriStar Hospitality Corporation......................................................    (9,153)      9,143
                                                                                                   --------   ---------

Net cash (used in) provided by operating activities..............................................    (8,802)      9,822
                                                                                                   --------   ---------

Investing activities:
  Purchases of fixed assets......................................................................    (1,442)     (7,054)
  Purchases of intangible assets.................................................................    (4,464)     (2,716)
  Investments in and advances to affiliates, net.................................................       141      (7,983)
  Cash paid to BridgeStreet Accommodations shareholders..........................................         -     (12,216)
  Hotel operating cash transferred in connection with lease conversions..........................    (3,778)          -
  Cash received from acquisition of BridgeStreet Paris...........................................       173           -
  Change in restricted cash......................................................................         -         210
                                                                                                   --------   ---------

Net cash used in investing activities............................................................    (9,370)    (29,759)
                                                                                                   --------   ---------

Financing activities:
  Proceeds from issuance of long-term debt.......................................................   102,000     154,500
  Principal payments on long-term debt...........................................................   (76,155)   (117,124)
  BridgeStreet Accommodations debt repaid........................................................         -     (12,021)
  Proceeds from issuances of common stock, net...................................................       241       5,494
  Contributions by minority investors............................................................        25           -
  Distributions to minority investors............................................................      (114)          -
  Purchase of operating partnership units........................................................         -      (1,149)
  Deferred financing costs.......................................................................         -      (1,601)
                                                                                                   --------   ---------

Net cash provided by financing activities........................................................    25,997      28,099
                                                                                                   --------   ---------

Effect of exchange rate changes on cash..........................................................        29         101
                                                                                                   --------   ---------

Net increase in cash and cash equivalents........................................................     7,854       8,263
Cash and cash equivalents, beginning of period...................................................     7,645       1,726
                                                                                                   --------   ---------

Cash and cash equivalents, end of period.........................................................  $ 15,499   $   9,989
                                                                                                   ========   =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001 UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet provides corporate housing services in the United States, Canada, the United Kingdom and France. Our consolidated financial statements include the operating results of BridgeStreet since May 31, 2000. We operate our corporate housing division under the name BridgeStreet Corporate Housing Worldwide.

Until January 1, 2001, we leased the hotels we operated from MeriStar Hospitality. As of January 1, 2001, we assigned these participating leases to wholly-owned taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, MeriStar Hospitality's taxable subsidiaries executed new management agreements with us to manage these hotels. Under these management agreements, MeriStar Hospitality's taxable subsidiaries pay us a management fee for each property. The management agreements have been structured to substantially mirror the economics of the former leases. The transactions did not result in any cash consideration exchanged among the parties except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at our option, subject to some exceptions. Because these leases have been assigned to MeriStar Hospitality's taxable subsidiaries, they now bear the operating risk associated with these hotels.

On January 1, 2001, we invested $100 in Flagstone Hospitality Management LLC, a joint venture established to manage 54 hotels owned by RFS Hotel Investors, Inc. We own 51% of, and control, the joint venture. We have included the results of Flagstone in our consolidated financial statements since January 1, 2001.

On August 17, 2001, our corporate housing division acquired Paris-based Apalachee Bay Properties. Apalachee Bay is an apartment finder service, third party manager and a property sales brokerage business and represents 300 units. Apalachee Bay has been renamed BridgeStreet Paris. Our consolidated financial statements include the operating results of BridgeStreet Paris since August 17, 2001.

As of September 30, 2001, we leased or managed 276 hotels with 58,294 rooms in 41 states, the District of Columbia, Canada, and Puerto Rico. In addition, we had approximately 3,778 apartments under lease in the United States, Canada, the United Kingdom, and France at September 30, 2001.

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

Our hotel participating leases have noncancelable remaining terms ranging from 7 to 12 years, subject to earlier termination upon the occurrence of certain contingencies as defined in the leases. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues.

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations. We made cash lease payments in excess of the lease expense we were required to recognize during the interim periods ended September 30, 2001 and 2000. As of September 30, 2001 and 2000, this resulted in prepaid expense balances of $679 and $9,910, respectively, which are included on our condensed consolidated balance sheets.

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. FAS No. 137 and No. 138 amended certain provisions of FAS No. 133. We adopted these accounting pronouncements on January 1, 2001.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Our interest rate swap agreements have been designated as hedges against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements are reflected at fair value in our consolidated balance sheet as of September 30, 2001 and the related unrealized gains or losses on these contracts are recorded in stockholders' equity as a component of accumulated other comprehensive income.

We recognized a transition adjustment of $205 as the fair value of our derivative instruments at January 1, 2001. We recorded a liability and
corresponding charge to other comprehensive loss for this amount.   As of
September 30, 2001, the fair value of our derivative instruments represents a liability of $1,101. The estimated net amount recorded in accumulated other comprehensive income expected to be reclassified to the statement of operations within the next three months is approximately $574.

On June 30, 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standard No. 141 "Business Combinations".   This standard
requires the use of the purchase method for all business combinations initiated after June 30, 2001 and changes the criteria for identifying and initially recognizing intangible assets. We believe FAS No. 141 will not have a material effect on our financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This standard eliminates the amortization of goodwill and replaces it with an annual impairment analysis of the carrying value of the goodwill. We will adopt this standard on January 1, 2002. We are currently in the process of evaluating the effect of this new standard on our financial statements.



3.   LONG-TERM DEBT

Long-term debt consists of the following:
                                                                       September 30,   December 31,
                                                                           2001           2000
                                                                       -------------   ------------
Senior secured credit facility...................................        $ 90,000      $100,000
Revolving credit facility with MeriStar Hospitality Corporation..          36,000             -
Other............................................................               -           187
                                                                          -------      --------
                                                                          126,000       100,187
Less current portion.............................................               -          (147)
                                                                          -------      --------
                                                                         $126,000      $100,040
                                                                         ========      ========

On February 29, 2000, we entered into a $100,000 senior secured credit facility with a syndicate of banks. The interest rate on the credit facility is the 30-day London Interbank Offered Rate plus 350 basis points. The senior secured credit facility expires in February 2002 with a one-year extension at our option. The senior secured credit facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. The interest rate as of September 30, 2001 was 8.3%. We have determined that the fair value of the notes payable under the senior secured credit facility approximates its carrying value.

On August 3, 1998, we entered into a three-year $75,000 unsecured revolving credit facility with MeriStar Hospitality. This facility was subsequently amended on February 29, 2000 to reduce the maximum borrowing limit to $50,000 and to change the maturity date to 91 days after the maturity of our senior secured credit facility. The credit facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. Interest on the facility is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The interest rate as of September 30, 2001 was 10.9%. We have determined that the fair value of this note payable approximates its carrying value.

Our senior credit facility requires us to meet or exceed certain financial performance ratios at the end of each quarter. Travel disruptions and safety concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. However, on October 24, 2001, we finalized a waiver on all affected financial covenants with our senior bank group. This waiver to the credit agreement allows these financial covenants to be waived for the period beginning, September 30, 2001 and ending, February 28, 2002. We are currently working with our senior bank group on an amendment to our credit agreement.

4.    EARNINGS PER SHARE

The following tables present the computation of basic and diluted earnings per share:


                                                                           Three Months Ended        Nine months ended
                                                                              September 30,             September 30,
                                                                             --------------            --------------
                                                                              2001      2000            2001      2000
                                                                            -------   -------        --------   -------
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION:
Net income (loss)...................................................        $(2,282)  $  (901)       $(14,228)  $14,029
Weighted average number of shares of common stock
    outstanding.....................................................         37,184    35,882          36,919    33,547
                                                                            -------   -------        --------   -------

Basic earnings (loss) per share.....................................        $ (0.06)  $ (0.03)       $  (0.39)  $  0.42
                                                                            =======   =======        ========   =======

DILUTED EARNINGS (LOSS) PER SHARE
COMPUTATION:
Net income (loss)...................................................        $(2,282)  $  (901)       $(14,228)  $14,029
Minority interest, net of tax.......................................              -         -               -     1,286
                                                                            -------   -------        --------   -------

Adjusted net income (loss)..........................................        $(2,282)  $  (901)       $(14,228)  $15,315
                                                                            =======   =======        ========   =======

Weighted average number of shares of common stock
    outstanding.....................................................         37,184    35,882          36,919    33,547
Common stock equivalents--stock options.............................              -         -               -     3,503
Common stock equivalents--operating partnership units...............              -         -               -        82
                                                                            -------   -------        --------   -------

Total weighted average number of diluted shares of
   common stock outstanding.........................................         37,184    35,882          36,919    37,132
                                                                            =======   =======        ========   =======

Diluted earnings (loss) per share...................................        $ (0.06)  $ (0.03)       $  (0.39)  $  0.41
                                                                            =======   =======        ========   =======

Stock options and operating partnership units are not included in the computation of diluted earnings (loss) per share when their effect is antidilutive.

5.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                   Nine months ended
                                                                                     September 30,
                                                                               ------------------------
                                                                                    2001         2000
                                                                                 --------      --------
Cash paid for interest and income taxes:
 Interest................................................................       $  8,138      $  4,337
 Income taxes............................................................            895           420
Non-cash investing and financing activities:
   Conversion of operating partnership units to common stock.............          3,624           391

   Issuance of common stock to BridgeStreet Accommodations shareholders                -        11,239
   Fair value of assets acquired.........................................              -        17,223
   Fair value of liabilities acquired....................................              -       (16,083)
   Fair value of debt assumed............................................              -       (12,021)

   Operating assets and liabilities acquired from BridgeStreet Paris:
     Accounts receivable.................................................            (46)            -
     Prepaid expenses....................................................            (42)            -
     Deposits and other..................................................             18             -
     Furniture, fixtures and other.......................................             (9)            -
                                                                                --------      --------

         Total operating assets transferred..............................       $    (79)     $      -
                                                                                ========      ========


     Accounts payable and accrued expenses...............................       $    232      $      -
     Income taxes........................................................             20             -
                                                                                --------      --------

         Total liabilities transferred...................................       $    252      $      -
                                                                                ========      ========

   Operating assets and liabilities transferred in lease conversion:
     Accounts receivable.................................................        (52,072)            -
     Prepaid expenses....................................................         (1,478)            -
     Deposits and other..................................................         (6,462)            -
     Furniture, fixtures and other.......................................           (315)            -
     Accumulated depreciation............................................            163             -
     Investments in and advances to affiliates...........................         (1,796)            -
                                                                                --------      --------

         Total operating assets transferred..............................       $(61,960)     $      -
                                                                                ========      ========


     Accounts payable and accrued expenses...............................       $ 65,706      $      -
     Long-term debt......................................................             32             -
                                                                                --------      --------

         Total liabilities transferred...................................       $ 65,738      $      -
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





                                                    Hospitality  Corporate              Financial
                                                    Management    Housing     Other    Statements
                                                    -----------  ---------  ---------  -----------
Three months ended September 30, 2001
Revenues........................................    $   49,219    $28,255  $    143   $   77,617
Earnings before interest, taxes, depreciation,
 and amortization...............................         7,970        181    (6,305)       1,846

Three months ended September 30, 2000
Revenues........................................    $  325,766    $29,369  $    723   $  355,858
Earnings before interest, taxes, depreciation,
 and amortization...............................           713      3,114       (47)       3,780

                                                    Hospitality  Corporate              Financial
                                                    Management    Housing    Other     Statements
                                                    -----------  ---------  --------   ----------
Nine months ended September 30, 2001
Revenues........................................    $  161,166    $79,192  $    526   $  240,884
Earnings before interest, taxes, depreciation,
 and amortization...............................        19,221        630   (26,288)      (6,437)
Total assets....................................    $   24,465    $19,163  $212,011   $  255,639

Nine months ended September 30, 2000
Revenues........................................    $1,026,855    $38,761  $  3,550   $1,069,166
Earnings before interest, taxes, depreciation,
 and amortization...............................        32,848      3,898      (568)      36,178
Total assets....................................    $  171,713    $20,992  $182,094   $  374,799


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

Revenues for foreign operations for the three months ended September 30 were as follows:

                                                       2001     2000
                                                      ------   ------
                   Canada                            $ 2,920   $ 8,717
                   United Kingdom                    $ 8,113   $ 7,040
                   France                            $    72         -

Revenues for foreign operations for the nine months ended September 30 were as follows:

                                                        2001     2000
                                                       ------   ------
                   Canada                             $ 9,027   $19,669
                   United Kingdom                     $22,395   $ 9,220
                   France                             $    72         -

7. CHARGES TO INVESTMENTS IN AND ADVANCES TO AFFILIATES, ACCOUNTS AND NOTES RECEIVABLES, AND OTHER

        During 2001, we recorded a charge in the amount of $16,098 to record a reserve against accounts and notes receivables and to write-off the remaining book values of impaired and abandoned assets. The following is a summary of the amounts comprising this charge.

        . During the first quarter of 2001, several of the hotels that we manage for thirds-party owners experienced severe financial difficulties, which affected the collectibility of our accounts and notes receivable from these hotels. One of the hotel owners filed for bankruptcy. The lender subsequently foreclosed on this hotel in early July 2001. We terminated our management agreement with another of the hotel owners in the second quarter of 2001. As a result we fully reserved for the amounts due from these entities in the amount of $5,077 and recorded a charge to write-off other related assets in the amount of $1,799.

        . We also wrote-off our investments in an internet services company and certain real estate ventures. The internet services company significantly curtailed its operations during the first quarter of 2001. We are involved in a dispute with our partners in the real estate ventures and believe that the recorded values of our investments in these real estate ventures have been impaired as a result of this dispute. We adjusted the book values of these investments to amounts consistent with the values stipulated in the partnership agreements which represents fair value. We recorded a charge in the amount of $5,221 to reduce the book values of these assets.

        . In connection with the conversion of our lease contracts to management contracts, we implemented changes to our business structure, which resulted in the abandonment of certain fixed assets with a net book value of $2,876.

        . One of our former partners in our operating partnership is claiming that we owe them special distributions under the partnership agreement. We have estimated the amount of distributions due to the former partner to be $325, which we accrued at March 31, 2001.

        . We exited three management contracts in October 2001. This will result in significant uncollectible management fees and reimbursable expenses. We have estimated the uncollectible amounts to be $800, which we accrued at September 30, 2001.


8.  PROPOSED MERGER

On February 26, 2001, we mailed a proxy to our shareholders seeking approval of a merger agreement providing for a merger of a wholly-owned subsidiary of American Skiing Company, a Delaware corporation, with and into our company and the other transactions contemplated by that merger agreement. On March 22, 2001, we and the other parties to the merger agreement mutually agreed to terminate the merger agreement. Each company cancelled its respective special shareholder meeting, which were scheduled for March 26, 2001, to vote on the merger. There were no termination fees payable to any of the parties. During the nine months ended September 30, 2001, we incurred $4,239 of expenses related to the proposed merger. These expenses are included in our statements of operations.

9.  RESTRUCTURING EXPENSES

During the second quarter of 2001, we incurred restructuring charges in connection with personnel changes primarily as a result of the change to management contracts with MeriStar Hospitality and the termination of the merger agreement with American Skiing Company. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 10%, or $3.5 million. The restructuring included eliminating corporate staff positions that were no longer needed under the new structure.

As a result of the restructuring, we recorded restructuring charges of $(57) and $855 in the three and nine months ended September 30, 2001. A detail of the costs comprising the total charges incurred is as follows:

                                  Three Months Ended     Nine Months Ended
                                  ------------------     -----------------

       Severance                        $  -                    $842
       Noncancelable lease cost          (57)                     13
                                        ----                    ----
       Total                            $(57)                   $855
                                        ====                    ====

During the nine months ended September 30, 2001, approximately $842 and $13 in severance and lease termination costs, respectively, were applied against the restructuring reserve. No restructuring accrual remains at September 30, 2001 for this.

During the third quarter of 2001, we restructured our corporate housing division as a result of the slowdown in the economy and shifting focus on certain markets. We incurred restructuring charges in connection with closing offices in four BridgeStreet markets and realigning certain administrative functions. These restructurings are expected to reduce our annualized net expense by approximately $1.5 million.

As a result of the restructuring, we recorded restructuring charges of $975 in the third quarter. A detail of the costs comprising the total charges incurred is as follows:

                                        Three Months Ended     Nine Months Ended
                                        ------------------     -----------------

             Severance                        $ 94                  $ 94
             Noncancelable lease cost          881                   881
                                              ----                  ----
             Total                            $975                  $975
                                              ====                  ====

During the nine months ended September 30, 2001, approximately $67 and $777 in severance and lease termination costs, respectively, were applied against the restructuring reserve. Approximately $131 of the restructuring accrual remains at September 30, 2001.

During the fourth quarter of 2001, we expect to record restructuring charges of approximately $1 million. This charge is due to additional personnel changes in the corporate office. This restructuring is the result of declines in our business due to the slowdown of the national economy and the disruptions in business and leisure travel due to travel safety concerns since the terrorist attacks on September 11, 2001.

10.  ACQUISITION

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. During the second quarter of 2001, we finalized the accounting related to the acquisition of BridgeStreet. As a result, we reduced goodwill by approximately $332. We are amortizing the goodwill on a straight line basis over 35 years.

In accordance with accounting principles generally accepted in the United States of America, the acquisition was accounted for as a purchase. Accordingly, we have included the operating results of BridgeStreet in our condensed consolidated financial statements since May 31, 2000, the date of acquisition. The following unaudited pro forma consolidated results of operations are presented as if we had acquired BridgeStreet on January 1, 2000:

                                              For the Nine Months Ended
                                                  September 30, 2000
                                              -------------------------

Revenue...................................            $1,110,500
Net Income................................            $    2,112
Earnings Per Share:
 Basic....................................            $     0.33
 Diluted..................................            $     0.33

The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited proforma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

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

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet provides corporate housing services in the United States, Canada, the United Kingdom and France. Our consolidated financial statements include the operating results of BridgeStreet since May 31, 2000. We operate our corporate housing division under the name BridgeStreet Corporate Housing Worldwide.

Until January 1, 2001, we leased the hotels we operated from MeriStar Hospitality. As of January 1, 2001, we assigned these participating leases to wholly-owned taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, MeriStar Hospitality's taxable subsidiaries executed new management agreements with us to manage these hotels. Under these management agreements, MeriStar Hospitality's taxable subsidiaries pay us a management fee for each property. The management agreements have been structured to substantially mirror the economics of the former leases. The transactions did not result in any cash consideration exchanged among the parties except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at our option, subject to some exceptions. Because these leases have been assigned to MeriStar Hospitality's taxable subsidiaries, they now bear the operating risk associated with these hotels.

On January 1, 2001, we invested $100 in Flagstone Hospitality Management LLC, a joint venture established to manage 54 hotels owned by RFS Hotel Investors, Inc. We own 51% of, and control, the joint venture. We have included the results of Flagstone in our consolidated financial statements since January 1, 2001.

On August 17, 2001, our corporate housing division acquired Paris-based Apalachee Bay Properties. Apalachee Bay is an apartment finder service, third party manager and a property sales brokerage business and represents 300 units. Apalachee Bay has been renamed BridgeStreet Paris. Our consolidated financial statements include the operating results of BridgeStreet Paris since August 17, 2001.

The following table outlines our portfolio of managed and leased hotel properties as of the dates indicated:


                            Managed            Leased               Total
                          ----------           ------              -------
                      Properties  Rooms   Properties  Rooms   Properties  Rooms
                      ----------  ------  ----------  ------  ----------  ------

September 30, 2001..      226     51,129      50       7,165      276     58,294
December 31, 2000...       59     12,172     157      35,141      216     47,313
September 30, 2000..       57     11,488     156      35,023      213     46,511

We also manage or are otherwise affiliated with 11 golf courses. Golf course management operations are not material to any period presented.

The terrorist attacks of September 11, 2001 have had a negative impact on our hotel operations in the third quarter causing lower than expected performance in an already slowing economy. The events of September 11th have caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Major metropolitan area and airport hotels have been hit particularly hard due to concerns about air travel safety and a significant overall decrease in the amount of air travel. Although the conversion of our leases with MeriStar Hospitality to management contracts on January 1, 2001 has significantly reduced the earnings volatility from hotel operations, we still experience the affects of market downturns because our management fees are tied directly to hotel revenues and we continue to lease 50 hotel properties not owned by MeriStar Hospitality.

In response to the decline in operations following the terrorist attacks, we have worked with our hotel owners to aggressively review and reduce the cost structure of the hotels we operate. We have implemented numerous cost-cutting strategies, including the following items:

     . reducing overall staffing, and reducing hours for remaining hourly staff,
     . instituting hiring and wage freezes for all properties, . revising operating procedures to gain greater efficiencies and/or reduce costs,
     . closing underutilized or duplicative facilities and outlets, . creating revised minimum staffing guides for each department in our hotels; and
     . reducing capital expenditures to focus primarily on life-safety requirements, and defer or terminate discretionary capital outlays.

The September 11, 2001 terrorist attacks were unprecedented in scope, and in their immediate dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents and the possibility of future attacks will continue to hamper business and leisure travel patterns for the next several quarters.

During the second quarter of 2001, we restructured our corporate office as a result of the change to management contracts with MeriStar Hospitality and the termination of the merger agreement with American Skiing Company. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 10%, or $3.5 million. During the quarter ended September 30, 2001, we recorded a reduction to the restructuring charge of $(0.1) million for lease termination costs.

During the third quarter of 2001, we restructured our corporate housing division as a result of the slowdown in the national economy and shifted our focus from certain markets. We closed our offices in four markets: Jackson, Mississippi; Lexington, Kentucky; Denver, Colorado, and Phoenix, Arizona. We also realigned certain administrative functions, to achieve additional cost savings. We recorded a $1.0 million restructuring charge in the third quarter for employee severance costs, lease termination costs and other expenses related to this restructuring. We are continuing to monitor and evaluate the remaining markets of our corporate housing division; this may result in additional market closings and restructuring costs in future quarters. We expect the slowdown in corporate housing demand to continue for the remainder of 2001.

During the fourth quarter of 2001, we expect to record restructuring charges of approximately $1 million. This charge is due to additional personnel changes in the corporate office. This restructuring is the result of declines in our business due to the slowdown of the national economy and the disruptions in business and leisure travel due to travel safety concerns since the terrorist attacks on September 11, 2001.

Our senior credit facility requires us to meet or exceed certain financial
performance ratios at the end of each quarter.   Travel disruptions and safety
concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. However, on October 24, 2001, we finalized a waiver on all affected financial covenants with our senior bank group. This waiver to the credit agreement allows these financial covenants to be waived for the period beginning, September 30, 2001 and ending, February 28, 2002. We are currently working with our senior bank group on an amendment to our credit agreement.

FINANCIAL CONDITION

SEPTEMBER 30, 2001 COMPARED TO DECEMBER 31, 2000

Our total assets decreased by $78.3 million to $255.6 million at September 30, 2001 from $333.9 million at December 31, 2000 primarily due to the following:

     . a decrease in operating assets of $65.7 million related to the assignment of our hotel leases to MeriStar Hospitality;

     . a decrease of $10.9 million in investments in and advances to affiliates primarily due to the asset write-offs that were recorded in the first quarter of 2001;

     . a $11.4 million decrease in net accounts receivable resulting primarily from the accounts receivable reserves recorded in the first quarter of 2001 and improved collections from our managed hotels;

     . a $1.7 million net decrease in furniture, fixtures and equipment due primarily to the write-off of $3.1 million of abandoned assets in the first quarter of 2001, partially offset by

     . the establishment of a $8.4 million net deferred income tax asset resulting from the net loss in the first three quarters of 2001.

Total liabilities decreased by $61.7 million to $187.7 million at September 30, 2001 from $249.4 million at December 31, 2000 primarily due to the following:

     . a decrease in operating liabilities of $65.7 million related to the assignment of our hotel leases to MeriStar Hospitality;

     .  a $9.2 million decrease in the amount due to MeriStar Hospitality;

     . a $5.5 million reduction in the deferred income tax liability resulting from the net loss in the first three quarters of 2001;

     . a $8.4 million reduction in accounts payable, accrued expenses and other liabilities during the nine months ended September 30, 2001; partially offset by

     . a $26.0 million increase in long-term debt due to borrowings under our credit facilities to fund short-term liquidity requirements and other investments.

Minority interest decreased by $4.6 million primarily due to:

     .  the net operating loss during the nine-months ended September 30, 2001;
        and

     . the conversion of $3.6 million of operating partnership units into our common stock.

Stockholders' equity decreased $11.8 million to $61.5 million from $73.3 million in 2001 primarily due to:

     .  the net loss of $14.2 million in the first nine months of 2001;

     . a $1.4 million increase in accumulated other comprehensive loss primarily related to the $0.3 million translation adjustment from foreign currency and the $1.1 million unrealized loss from our derivative financial instruments; partially offset by

     . the conversion of $3.6 million of operating partnership units into our common stock.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

Effective January 1, 2001, we assigned our leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality. In connection with this assignment, the taxable subsidiaries of MeriStar Hospitality executed new management agreements with one of our subsidiaries for each property that we previously leased from MeriStar Hospitality. Through December 31, 2000, our results of operations included both operating revenue and expenses for these hotels. Beginning January 1, 2001, our results of operations reflect only management fee revenue from these hotels. Therefore our operating results for the three months ended September 30, 2001 are not directly comparable to the same period in 2000.

The following table provides our operating statistics for all of our managed and leased hotels on a same store basis for the three months ended September 30:


                                         2001      2000   Change
                                       ------   -------   ------
         Revenue per available room..  $64.04   $ 75.17   (14.8)%
         Average daily rate..........  $97.55   $101.93    (4.3)%
         Occupancy...................    65.6%    73.8%   (11.1)%

For comparative purposes, the following table shows the results for the three months ended September 30, 2000 on a pro forma basis assuming the leases with MeriStar Hospitality were converted to management contracts on January 1, 2000 compared to the results for the three months ended September 30, 2001, excluding the effects of EITF 98-9:



                                                                            2001      2000
                                                                         -------   -------
       Total revenue...................................................  $77,617   $85,521
       Total operating expenses........................................   79,732    79,136
       Earnings before interest, taxes, depreciation and amortization..    1,438     9,669
       Net income (loss)...............................................   (2,515)    2,764
       Diluted earnings (loss) per share...............................  $ (0.07)  $  0.08


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

Overall, disruptions in travel patterns and travel safety concerns due to the terrorist attacks on September 11, 2001 and the slowing United States economy had a major negative effect on our managed and leased hotels during the third quarter of 2001. In addition, the travel concerns and slowing economy has had a negative effect on our corporate housing operations, but to a lesser extent. These events have been marked by a sharp reduction in business travel, as well as leisure travel. This is reflected in the 14.8% reduction in revenue per available room and the 11.1% reduction in occupancy in the third quarter 2001 compared to 2000.

On a pro forma basis, our total revenue decreased $7.9 million to $77.6 million in the three months ended September 30, 2001 compared to $85.5 million in the three months ended September 30, 2000 primarily due to the following:

     . a $4.6 million decrease in revenue from our leased hotels resulting from the slowdown in the economy and travel safety concerns;

     . A $2.9 million decrease in management revenue due to the decrease in occupancy from our managed hotels; and

     . a $1.0 million decrease in revenue generated by BridgeStreet Corporate Housing Worldwide in 2001 compared to 2000; and; partially offset by

     . $1.0 million of revenue generated by Flagstone Hospitality during the third quarter of 2001.

Our 2000 results do not include Flagstone's operations since our investment occurred on January 1, 2001.

On a pro forma basis, our operating expenses increased $0.6 million to $79.7 million in the three months ended September 30, 2001 compared to $79.1 million in the three months ended September 30, 2000. This increase is primarily the result of the following:

     . $1.9 million increase in operating expenses from BridgeStreet Corporate Housing Worldwide in 2001 compared to 2000;

     .  $1.1 million of operating expenses from Flagstone Hospitality in 2001;

     . $0.9 million of restructuring expenses recorded during 2001 following the restructuring of the company to more closely align our operations with the change to management contracts with MeriStar Hospitality and the restructuring of our corporate housing division;

     . $0.8 million to record reserves for accounts receivables for three management contracts which we terminated during October;

     . a $0.4 million increase in depreciation and amortization following the acquisition of BridgeStreet on May 31, 2000 and depreciation of additional fixed assets; partially offset by

     . a $2.5 million decrease in operating expenses from our leased hotels due to reduced occupancy resulting from the slowdown in the economy and travel safety concerns; and

     . a $1.9 million decrease in lease expense due to a decrease in revenue at the hotels resulting from the slowdown in the economy and travel safety concerns.

On a pro forma basis, earnings before interest, taxes, depreciation and amortization decreased to $1.4 million in the three months ended September 30, 2001 compared to $9.7 million in the three months ended September 30, 2000. The decrease is primarily due to the $4.6 and $2.9 million decrease in lease and management fee revenue, respectively, due to disruptions in travel patterns from travel safety concerns, and the slowing economy. These factors, in addition to the $1.9 million increase in operating expenses, reduced BridgeStreet's earnings before interest, taxes and depreciation and amortization by approximately $3.0 million.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Effective January 1, 2001, we assigned our leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, the taxable subsidiaries of MeriStar Hospitality executed new management agreements with one of our subsidiaries for each property that we previously leased from MeriStar Hospitality. Through December 31, 2000, our results of operations included both operating revenue and expenses for these hotels. Beginning January 1, 2001, our results of operations reflect only management fee revenue from these hotels. Therefore our operating results for the nine months ended September 30, 2001 are not directly comparable to the same period in 2000.

The following table provides our operating statistics for all of our managed and leased hotels on a same store basis for the nine months ended September 30:

                                         2001      2000     Change
                                       -------   -------    ------

      Revenue per available room..     $ 72.17   $ 76.20     (5.3)%
      Average daily rate..........     $105.02   $104.25      0.7%
      Occupancy...................        68.7%     73.1%    (6.0)%

For comparative purposes, the following table shows the results for the nine months ended September 30, 2000 on a pro forma basis assuming the leases with MeriStar Hospitality were converted to management contracts on January 1, 2000 compared to the results for the nine months ended September 30, 2001, excluding the effects of EITF 98-9:

                                                                                    2001        2000
                                                                                  --------    --------
         Total revenue..........................................................  $240,884    $206,159
         Total operating expenses...............................................   258,539     193,109
         Earnings (loss) before interest, taxes, depreciation and amortization..    (7,116)     19,972
         Net income (loss)......................................................   (14,616)      5,015
         Diluted earnings (loss) per share......................................  $  (0.40)   $   0.15

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

Overall, disruptions in travel patterns and travel safety concerns due to the terrorist attacks on September 11, 2001 and the slowing United States economy had a major negative effect on our managed and leased hotels during the third quarter of 2001. In addition, the travel concerns and slowing economy has had a negative effect on our corporate housing operations, but to a lesser extent. The events have been marked by a sharp reduction in business travel, as well as leisure travel. This is reflected in the 5.3% reduction in revenue per available room and the 6.0% reduction in occupancy for the year 2001 compared to 2000. This slowdown became more pronounced during the third quarter of 2001.

On a pro forma basis, our total revenue increased $34.7 million to $240.9 million in the nine months ended September 30, 2001 compared to $206.2 million in the nine months ended September 30, 2000 primarily due to the following:

     . a $38.3 million increase in revenue generated by BridgeStreet Corporate Housing Worldwide during 2001 compared to 2000; and

     . $4.0 million of revenue generated by Flagstone Hospitality during the nine months ended September 30, 2001; partially offset by

     . a $6.8 million decrease in revenue from our leased hotels resulting from the disruptions in travel patterns due to travel safety concerns and the slowdown of the economy.

Our 2000 results do not include Flagstone's operations since our investment occurred on January 1, 2001. Our 2000 results also only include four months of BridgeStreet's operations since our acquisition occurred on May 31, 2000.

On a pro forma basis, our operating expenses increased $65.4 million to $258.5 million in the first nine months of 2001 compared to $193.1 million in the first nine months of 2000. This increase is primarily the result of the following:

     . a $29.6 million increase in operating expenses from BridgeStreet Corporate Housing Worldwide in 2001;

     . a $9.8 million increase in general and administrative expenses due to a $3.5 million increase in Flagstone in 2001 and a $5.7 million increase in BridgeStreet in 2001;

     . a charge of $16.1 million related to the reserves recorded against accounts and notes receivables, and write-offs of impaired and abandoned assets during the first and third quarter of 2001;

     . $4.2 million of costs related to the terminated merger with American Skiing Company in 2001;

     . $1.8 million of costs related to the corporate and BridgeStreet restructuring during 2001; and

     . $3.2 increase in depreciation and amortization following the acquisition of BridgeStreet on May 31, 2000 and depreciation of additional fixed assets, partially offset by

     . $5.6 million decrease in operating expenses from our leased hotels due to reduced occupancy resulting from the slowdown in the economy and travel safety concerns; and

     . a $1.4 million decrease in lease expense due to a decrease in revenue at the hotels resulting from the slowdown in the economy and travel safety concerns.

On a pro forma basis, earnings (loss) before interest, taxes, depreciation and amortization decreased to a loss of $(7.1) million in the first nine months of 2001 compared to income of $20.0 million in the first nine months of 2000. The decrease is primarily due to the $16.1 million charge for reserves recorded against accounts and notes receivable, and write-offs of impaired and abandoned assets, the $4.2 million of merger costs, and the $1.8 million of restructuring expenses that were recorded in 2001.

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods," requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations. We made cash lease payments in excess of the expense we were required to recognize under EITF No. 98-9 during the interim periods ended September 30, 2001 and 2000. As of September 30, 2001 and 2000, this resulted in prepaid expense balances of $0.7 million and $9.9 million, respectively, which are included on our condensed consolidated balance sheets.


LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

Our continuing operations are funded through cash generated from hotel management and corporate housing operations. We finance capital expenditures, business acquisitions and investments in affiliates through a combination of internally generated cash, external borrowings and the issuance of partnership interests and/or common stock.

We generated $26.0 million of cash from financing activities during the first nine months of 2001 primarily from net borrowings of $25.8 million on our credit facilities.

USES OF CASH

We used $8.8 million of cash in operations during the first nine months of 2001 primarily as a result of the reduction in the payable to MeriStar Hospitality and other operating activity.

We used $9.4 million of cash in investing activities during the nine months ended September 30, 2001 primarily due to:

     . the $3.8 million of hotel operating cash transferred to the taxable subsidiaries of MeriStar Hospitality as part of the assignment of the leases on January 1, 2001; and

     . a $4.5 million increase in intangible assets primarily due to amounts incurred to acquire Bridgestreet Paris and management contracts on five hotels.

REVOLVING CREDIT FACILITIES

On August 3, 1998, we entered into a three-year, $75 million revolving credit facility with MeriStar Hospitality. This facility was subsequently amended on February 29, 2000 to reduce the maximum borrowing limit to $50 million and to change the maturity date to 91 days after the maturity date of our senior secured credit facility. This loan contains covenants regarding financial ratios, reporting requirements and other customary restrictions. The interest rate on this loan is based on the 30-day London Interbank Offered Rate plus 650 basis points. As of September 30, 2001, we had $36.0 million outstanding under this facility at an effective interest rate of 10.9%.

On February 29, 2000, we entered into a $100 million senior secured credit facility among a syndicate of banks. The credit facility bears interest at the 30-day London Interbank Offered Rate plus 350 basis points and expires in February 2002, with a one-year extension at our option. As of September 30, 2001, we had $90.0 million outstanding under this facility at an effective interest rate of 8.3%.

Our senior credit facility requires us to meet or exceed certain financial
performance ratios at the end of each quarter.   Travel disruptions and safety
concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. However, on October 24, 2001, we finalized a waiver on all affected financial covenants with our senior bank group. This waiver to the credit agreement allows these financial covenants to be waived for the period beginning, September 30, 2001 and ending, February 28, 2002. We are currently working with our senior bank group on an amendment to our credit agreement.

SUMMARY

We believe cash generated by our operations, together with anticipated borrowing capacity under our credit facilities, will be sufficient to fund our requirements for working capital, capital expenditures, and debt service. We expect to continue to seek acquisitions of hotel management businesses and management contracts. In addition, we expect to expand our corporate housing business by entering selected new markets in the United States and Europe. We expect to finance future acquisitions through a combination of additional borrowings under our credit facilities and the issuance of partnership interests and/or our common stock. We believe these sources of capital will be sufficient to provide for our long-term capital needs.

SEASONALITY

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, demand is generally higher in the winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally have reflected non-resort seasonality patterns. We expect to have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters although the disruptions caused by the September 11, 2001 attacks and their aftermath may cause disruptions to this pattern.

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

In April 2001, we entered into a $50 million one-year interest rate swap agreement with a financial institution to hedge against the affect that future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day London Interbank Offered Rate at 4.4%. During the three and nine months ended September 30, 2001, we paid $83 and $77, respectively, under this agreement. The fair value of the interest rate swap agreement was $593 at September 30, 2001.

In April 2000, we entered into a $40 million 23-month periodic rate collar agreement with a financial institution in order to hedge against the affect that future interest rate fluctuations may have on our floating rate debt. The rate collar agreement establishes the 30-day London Interbank Offered Rate at a floor rate of 6.05% and a ceiling rate of 8.5%. During the three and nine months ended September 30, 2001, we paid $237 and $424, respectively, under this agreement. The fair value of the rate collar agreement was $508 at September 30, 2001.

Our senior secured debt of $90.0 million at September 30, 2001 matures in February 2002 with an optional one-year extension. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 350 basis points. The weighted average effective interest rate was 8.3% at September 30, 2001. We have determined that the fair value of the debt approximates its carrying value.

Our $36.0 million of long-term debt under the MeriStar Hospitality revolving credit facility at September 30, 2001 matures 91 days after the maturity date of our senior secured credit facility. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The weighted average effective interest rate was 10.9% at September 30, 2001. We have determined that the fair value of the debt approximates its carrying value.

A 1.0% change in the 30-day London Interbank Offered Rate would have changed our interest expense by approximately $0.1 million and $0.2 million during the three and nine months ended September 30, 2001, respectively.

Although we conduct business in Canada, the United Kingdom, and France, these foreign operations were not material to our consolidated financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2001. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and nine months ended September 30, 2001. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Forward-Looking Statements

Information both included in and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," anticipate," estimate," "believe," "intent," or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospectus include, but are not limited to, changes in:

     .  slowdown of national economy;
     . economic conditions generally and the real estate market specifically; . the impact of the September 11, 2001 terrorist attacks or other terrorist attacks;
     . legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;
     .  disruptions to or restrictions on air travel;
     .  availability of capital;
     .  interest rates;
     .  competition;
     . supply and demand for hotel rooms in our current and proposed market areas; and
     . general accounting principles, policies and guidelines applicable to real estate investment trusts.

These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2000 under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - none
     (b)  Reports on Form 8-K - none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MeriStar Hotels & Resorts, Inc.


Dated: November 8, 2001         /s/ James A. Calder
                                -------------------
                                James A. Calder
                                Chief Financial Officer