Form 10-K
period 2001-12-31
MERISTAR HOTELS & RESORTS INC
filed 2002-03-08
CIK 1059341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                   ---------------     ---------------

                         Commission File Number 1-14331

                         MERISTAR HOTELS & RESORTS, INC.
               (Exact name of issuer as specified in its charter)

           Delaware                                   52-2101815
  (State or other jurisdiction)                   (I.R.S. Employer)
of incorporation or organization)               Identification Number)

                           1010 Wisconsin Avenue, N.W.
                                Washington, D.C.
                    (Address of principal executive offices)

                                      20007
                                   (Zip code)

       Registrant's telephone number, including area code: (202) 965-4455

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
                                                 ------------------------
         Title of each class                         which registered
         -------------------                         ----------------
Common Stock, par value $0.01 per share           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Based on the average sale price at March 5, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $20,046,234.

     The number of shares of the Registrant's common stock outstanding as of March 5, 2002 was 37,188,574.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III--Those portions of the Registrant's definitive proxy statement relating to Registrant's 2002 Annual Meeting of Stockholders which are incorporated into Items 10, 11, 12, and 13.

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

     We manage, lease and operate a portfolio of hospitality properties, and provide related services in the hotel, corporate housing, resort, conference center and golf markets. Our portfolio is diversified by franchise and brand affiliations. As of December 31, 2001, we managed 229 hotels with 51,880 rooms in 43 states, the District of Columbia, and Canada, and leased 48 limited-service hotels with 6,581 rooms in 12 states. In addition, we had 3,054 apartments under lease in the United States, Canada, France and the United Kingdom at December 31, 2001.

     We are the lessee, manager and operator of various hospitality-related assets, including all of the hotels owned by MeriStar Hospitality Corporation. We are the largest independent hotel management company in the United States, based on rooms under management. As of December 31, 2001, we managed 229 hotels; 112 of these hotels are owned by MeriStar Hospitality. We also lease 48 hotels from Winston Hotels, Inc.; we manage 40 of these hotels. The hotels we manage are located throughout the United States and Canada, including most major metropolitan areas and rapidly growing secondary cities. Our managed hotels include hotels operated under nationally recognized brand names such as Hilton(R), Sheraton(R), Westin(R), Radisson(R), Marriott(R), Doubletree(R), Embassy Suites(R), and Holiday Inn(R). Our business strategy is to manage the renovation, repositioning and operations of each property according to a business plan specifically tailored to the characteristics of the property and its market.

     We manage properties primarily within the upscale, full-service and premium limited-service sector, and provide related management services for owners of properties in both sectors as well. We believe the upscale, full-service segment of the lodging industry offers strong potential operating results and investment opportunities. The real estate market has recently experienced a significant slowdown in the construction of upscale, full-service hotels. Also, upscale, full-service hotels have particular appeal to both business executives and upscale leisure travelers. We believe the combination of these factors offers good potential opportunities for us in this sector of the lodging industry.

     We are the lessor of high quality, fully furnished one-, two- and three-bedroom and larger accommodations through our BrideStreet brand. We lease substantially all of our Corporate Housing accommodations through flexible, short-term leasing arrangements in order to match our supply of accommodations with current and anticipated client demand. We believe our flexible leasing strategy allows us to react to changes in market demand for particular geographic locations and types of accommodations. Our management strives to develop strong relationships with property managers to ensure that we have a reliable supply of high quality, conveniently located accommodations.

     We were formed on August 3, 1998 when we were spun off by CapStar Hotel Company and became the lessee and manager of all of CapStar's hotels. After the spin-off, American General Hospitality Corporation, (a Maryland corporation operating as a real estate investment trust or "REIT") and CapStar Hotel Company merged to form MeriStar Hospitality Corporation. We then acquired the third party lessee of most of the hotels owned by American General Hospitality, and substantially all of the assets and certain liabilities of the third-party manager of most of the hotels owned by American General Hospitality.

     We continue to capitalize on our hospitality management experience and expertise. We secured a net of nine additional management contracts in 2001. We also worked closely with the owners of the hotels we manage to obtain revenues and reduce costs in the face of an extremely difficult economic and operating environment.

     Our senior management team has successfully managed hotels in all segments of the lodging industry. We attribute our management success to our ability to analyze each hotel as a unique property and to identify particular cash flow growth opportunities present at each hotel. Our principal operating objectives are to continue to analyze each hotel as a unique property in order to generate higher revenue per available room and increase net operating income, while providing our hotel guests with high-quality service and value. Given the challenging operating environment that has resulted from a slowing economy coupled with the disruptions caused by the events of September 11, we believe our experience and strategies are now even more valuable to the owners of the hotels we manage.

     We have invested $10 million in MeriStar Investment Partners, a joint venture with Oak Hill Capital Partners, L.P. This joint venture was established to acquire upscale, full-service hotels. As of December 31, 2001, the joint venture had acquired 10 full-service hotels throughout the United States. We manage all of these hotels. We are continually looking for additional hotel investment opportunities that we can bring to new joint venture partners.

Business Strategy

     We plan to focus on the internal growth of our two core operating segments
- Hotel Management and Corporate Housing.

     In our Hotel Management business segment, we plan to generate earnings through base fees, incentive fees and other services from our existing management contracts as well as additional management contracts we may acquire. We are also currently negotiating the conversion of our Winston leases of limited-service hotels to management contracts. We believe this will better align our interests with Winston, the owners of the properties we lease.

     In our Corporate Housing business segment, we plan to generate net income by improving our inventory management and cost control in our existing markets. We may also add additional markets in North America if the conditions are favorable. In our European markets we plan to manage shifting demand in London and expand the Paris operations acquired in 2001.

     We expect to finance future acquisitions through a combination of additional borrowings under our credit facilities and the issuance of partnership interests and/or our common stock. We believe these sources of capital will be sufficient to provide for our short-term capital needs. In order to provide sufficient long-term capital for our operations, we will attempt to refinance our existing senior secured credit facility during 2002.

Relationship with MeriStar Hospitality

     We have historically had a close business relationship with MeriStar Hospitality Corporation, a REIT, and we have five common board members and five common senior executives.

REIT Modernization Act

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

     Although a taxable subsidiary of a REIT may lease real property, it is not permitted to manage the properties itself; it must enter into an "arms-length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. We are such a qualified independent third party manager.

     In connection with MeriStar Hospitality's creation of its taxable subsidiaries, we assigned our leases of hotels owned by MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality effective January 1, 2001 and entered into management contracts with those taxable subsidiaries to manage those hotels. Under the management agreements, we receive a management fee based on total hotel revenue that is subject to increase based on the achievement of specified operating thresholds. We have structured the management agreements to substantially mirror the economics of the prior leases. We believe the elimination of the lease structure reduces our exposure to fluctuations in the economy, and the management agreements provide us with a more stable source of revenue.

The Intercompany Agreement

     We are party to an intercompany agreement with MeriStar Hospitality. For so long as the agreement remains in effect, we are prohibited from making real property investments that a real estate investment trust could make unless:

     . MeriStar Hospitality is first given the opportunity but elects not to pursue the investments;

     . The investment is on land already owned or leased by us or subject to a lease or purchase option in favor of us;

     .    We will operate the property under a trade name owned by us; or

     . The investment is a minority investment made as part of a lease or management agreement arrangement by us.

     The intercompany agreement will generally grant us the right of first refusal to become the manager of any real property acquired by MeriStar Hospitality. MeriStar Hospitality will make such an opportunity available to us only if MeriStar Hospitality determines that:

     . Consistent with its status as a real estate investment trust, MeriStar Hospitality must enter into a management agreement with an unaffiliated third party with respect to the property;

     .    We are qualified to be the manager of that property; and

     . MeriStar Hospitality decides not to have the property operated by the owner of a hospitality trade name under that trade name.

     Because of the provisions of the intercompany agreement, we are restricted in the nature of our business and the opportunities we may pursue.

Services
--------

     Under our intercompany agreeement with MeriStar Hospitality we provide each other with certain services. These may include administrative, renovation supervision, corporate, accounting, financial, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We believe we compensate each other in an amount that would be charged by an unaffiliated third party for comparable services. The arrangements relating to the provision of these services were not subject to arms-length negotiation.

Equity Offerings
----------------

     If we or MeriStar Hospitality wish to issue securities, the issuing party will give notice to the other party as promptly as practicable of the proposed securities issuance. The notice will include the proposed material terms of the issuance, to the extent determined by the issuing party, including whether such issuance is proposed to be in a public or private offering, the amount of securities proposed to be issued and the manner of determining the offering price, and other terms of the securities. The non-issuing party will cooperate with the issuing party by assisting in the preparation of any registration statement or other document required in connection with the issuance and by providing the issuing party with such information as may be required to be included in the registration statement or offering document.

Term
----

     The Intercompany Agreement will terminate upon the earlier of August 3, 2008 and a change in our ownership or control.

The Management Agreements with MeriStar Hospitality

Management Agreements
---------------------

     We currently have management agreements with respect to all 112 hotels owned by MeriStar Hospitality.

Management Fees and Performance Standards
-----------------------------------------

     Under the management agreements with MeriStar Hospitality, we receive a management fee for each hotel equal to a specified percentage of aggregate hotel operating revenues, increased or reduced, as the case may be, by 20% of the positive or negative difference between:

     . The actual excess of total operating revenues over total operating expenses; and

     . A projected excess of total operating revenues over total operating expenses.

     The total management fee for a hotel in any fiscal year will not be less than the base fee of 2.5%, or greater than 4.0% (with incentive fees) of aggregate hotel operating revenues.

Term and Termination
--------------------

     The management agreements with MeriStar Hospitality generally have initial terms of 10 years with three renewal periods of five years each, except for four management agreements that have initial terms of one year with additional one-year renewal periods. A renewal will not go into effect if a change in the federal tax laws permits MeriStar Hospitality or one of its subsidiaries to operate the hotel directly without adversely affecting MeriStar Hospitality's ability to qualify as a real estate investment trust or if we elect not to renew the agreement. MeriStar Hospitality may elect not to renew the management agreements only as discussed below.

     MeriStar Hospitality's taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. Upon that termination, MeriStar Hospitality's taxable subsidiary will be required to pay us the fair market value of the management agreement. That fair market value will be equal to the present value of the remaining payments (discounted using a 10% rate) under the then-existing term of the agreement, based on the operating results for the 12 months preceding the termination. MeriStar Hospitality's taxable subsidiaries will be able to credit against any termination payments the present value of projected fees (discounted using a 10% rate) under any management agreements or leases entered into between MeriStar Hospitality and us (or our subsidiaries) after August 3, 1998.

     If a hotel's gross operating profit is less than 85% of the amount projected in the hotel's budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, MeriStar Hospitality's taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

     . MeriStar Hospitality did not materially comply with the capital expenditures contemplated by the budget for either or both of the applicable fiscal years; or

     . We cure the shortfall by agreeing to reduce our management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

     We can only use the cure right once during the term of each management agreement.

Assignment
----------

     We do not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary of MeriStar Hospitality. A change in control of our company will require MeriStar Hospitality's consent, and they may grant or withhold their consent at their sole discretion.

Borrowings From MeriStar Hospitality

     We have a revolving credit agreement with MeriStar Hospitality under which MeriStar Hospitality may lend us up to $50 million for general corporate purposes. On January 25, 2002, we amended this revolving credit agreement to provide revised, relaxed financial covenants. These covenant revisions are similar to those made to our senior secured credit facility. The covenant revisions are effective through the maturity of the revolving credit facility, which is 91 days after the maturity date of our senior credit facility. As of December 31, 2001, we had $36.0 million of borrowings outstanding under the revolving credit facility at an interest rate of 10.8%.

     In connection with the execution of the amendment to the revolving credit agreement, we executed a Term Note with MeriStar Hospitality in the amount of $13.1 million. This term note refinances our account payable to MeriStar Hospitality. The Term Note bears interest at the 30-day London Interbank Offered Rate plus 650 basis points and the maturity date is the same as that of the revolving credit agreement.

Other Recent Developments

     On January 28, 2002, we amended our $100.0 million senior secured credit facility provided by a syndicate of banks. The amendment provided financial covenant relief through the maturity of the senior credit facility, and the interest rate of the senior secured credit facility was increased by 100 basis points to the 30-day London Interbank Offered Rate plus 450 basis points. The amendment also reduced the borrowing capacity of the facility to $82.5 million. The term of the senior secured credit facility was extended to February 28, 2003. As of December 31, 2001, we had $82.5 million of borrowings under the senior secured credit facility at a weighted average effective interest rate of 7.9%.

                                    BUSINESS

Business Segments

     We operate primarily in two segments, Hotel Management and Corporate Housing. We operate our Corporate Housing division under the trade name BridgeStreet Corporate Housing Worldwide. Each segment is managed separately because of its distinctive products and services and is a reportable operating segment. We evaluate the performance of each segment based on earnings before interest, taxes, depreciation and amortization.

     The following table summarizes certain segment financial data as of and for the year ended December 31 (amounts in thousands):

                                                                2001        2000         1999
                                                              --------   ----------   ----------
Hotel Management
Revenues...................................................   $201,843   $1,345,144   $1,292,221
Earnings (loss) before Interest, Taxes, Depreciation and
 Amortization..............................................     17,890       16,718       23,500
Total Assets...............................................     22,692      156,972      111,216
Corporate Housing
Revenues...................................................   $103,733   $   64,910           --
Earnings before Interest, Taxes, Depreciation and
 Amortization..............................................      1,139        4,650           --
Total Assets...............................................     19,108       22,878           --

     Revenues for foreign operations for the year ended December 31 were as follows (amounts in thousands):

                           2001       2000        1999
                          -------    -------    -------
Canada.................   $11,200    $27,724    $21,477
United Kingdom.........   $30,460    $16,152         --
France.................   $   196         --         --

Hotel Management

Operating Strategy

     Our Hotel Management division's principal operating objectives are to generate higher revenue per available room and increase net operating income of the hotels we manage, while providing our guests with high-quality service and value. We believe that skilled management is the most critical element in maximizing revenue and cash flow in properties, especially in upscale, full-service properties.

     Personnel at our Corporate Office carry out financing and investment activities and provide services to support and monitor our on-site hotel operating executives. Each of our executive departments, including Hotel Operations, Sales and Marketing, Human Resources, Food and Beverage, Technical Services, Information Technology, Development, Legal, and Corporate Finance, is headed by an executive with significant experience in that area. These departments support the hotel operating executives by providing accounting and budgeting services, property management tools and other resources that can be created, maintained and provided more efficiently and effectively, centrally at our Corporate Office.

     Key elements of our management programs include the following:

Comprehensive Budgeting and Monitoring
--------------------------------------

     Our operating strategy begins with an integrated budget planning process. The budget is implemented by individual on-site managers and monitored by our corporate staff. Our Corporate Office personnel work with the property-based managers to set targets for cost and revenue categories at each of the properties. These targets are based on historical operating performance, planned renovations, operational efficiencies and local market conditions. Through effective and timely use of our comprehensive financial information and reporting systems, we are able to monitor actual performance efficiently. As a result, we can rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to improve revenue yield.

Targeted Sales and Marketing
----------------------------

     We employ a systematic approach toward identifying and targeting demand segments for each property in order to maximize market penetration. Executives at our Corporate Office and property-based managers divide these segments into smaller subsegments (typically ten or more for each property) and develop tailored marketing plans to suit each such segment. We support each property's local sales efforts with Corporate Office sales executives who develop and implement new marketing programs, and monitor and respond to specific market needs and preferences. We employ revenue yield management systems to manage each property's use of the various distribution channels in the lodging industry. Those channels include franchisor reservation systems and toll-free numbers, travel agent and airline global distribution systems, corporate travel offices and office managers, and convention and visitor bureaus. Our access to these channels enables us to maximize revenue yields on a day-to-day basis. We recruit sales teams locally and those teams receive incentive-based compensation bonuses. All of our sales managers complete our sales training program.

Strategic Capital Improvements
------------------------------

     We and the owners of our properties plan renovations primarily to enhance a property's appeal to targeted market segments. This is designed to attract new customers and generate increased revenue and cash flow. For example, in many of our properties, the banquet and meeting spaces have been renovated and guest rooms have been upgraded with high speed internet access and comfortable work spaces to better accommodate the needs of business travelers and to increase average daily rates. We base recommendations on capital spending decisions on both strategic needs and potential rate of return on a given capital investment. While we provide recommendations and supervision of many capital expenditure projects, the owners of the properties are responsible for funding capital expenditures.

Selective Use of Multiple Brand Names
-------------------------------------

     We believe the selection of an appropriate franchise brand is essential in positioning a hotel property optimally within its local market. We select brands based on local market factors such as local presence of the franchisor, brand recognition, target demographics and efficiencies offered by franchisors. We believe our relationships with many major hotel franchisors place us in a favorable position when dealing with those franchisors and allow us to negotiate favorable franchise agreements with franchisors. We believe our growth in acquiring management contracts will further strengthen our relationship with franchisors.

     The following chart summarizes information on the national franchise affiliations of our properties as of December 31, 2001:

                                     Leased Properties           Managed Properties
                                     -----------------           ------------------
                                  Guest               % of    Guest               % of
                                  -----               ----    ------              ----
        Franchise                 Rooms    Hotels    Rooms    Rooms     Hotels    Rooms
------------------------------    -----    ------    -----    ------    ------    -----
Hilton(R).                           --       --        --     7,920       29      15.3%
Sheraton(R)...................       --       --        --     6,299       21      12.1%
Independent.................         --       --        --     6,266       28      12.1%
Radisson(R)...................       --       --        --     4,664       16       9.0%
Holiday Inn(R)................      414        2       6.3%    4,439       22       8.6%
Hampton Inn(R)................    1,964       16      29.8%    2,128       17       4.1%
Doubletree(R).................       --       --        --     2,049        7       3.9%
Marriott(R)...................       --       --        --     1,841        5       3.5%
Westin(R). ...................       --       --        --     1,715        6       3.3%
Residence Inn(R)..............      168        1       2.5%    1,641       12       3.1%
Embassy Suites(R).............       --       --        --     1,488        6       2.9%
Crowne Plaza(R)...............       --       --        --     1,395        6       2.7%
Courtyard by Marriott(R)......      607        4       9.2%    1,299        7       2.5%
Holiday Inn Select(R).........       --       --        --     1,244        4       2.4%
Wyndham(R)....................       --       --        --     1,070        4       2.1%
Ramada(R).....................       --       --        --     1,011        6       1.9%
Hilton Garden Inn(R)..........      652        4       9.9%      821        4       1.6%
Comfort Inn(R)................    1,144        8      17.4%      670        4       1.3%
Holiday Inn Express(R)........      208        2       3.2%      637        5       1.2%
Doral(R)......................       --       --        --       575        2       1.1%
Four Points(R)................       --       --        --       338        2       0.7%
Best Western(R)...............       --       --        --       329        3       0.6%
Doubletree Guest Suites(R)....       --       --        --       292        2       0.6%
Renaissance(R)................       --       --        --       289        1       0.6%
Comfort Suites(R).............      215        1       3.3%      238        2       0.5%
Omni(R).......................       --       --        --       215        1       0.4%
Fairfield Inn(R)..............      110        1       1.7%      200        1       0.4%
Quality Suites(R).............      168        1       2.5%      177        1       0.3%
Hilton Suites(R)..............       --       --        --       174        1       0.3%
Quality Inn(R)................       --       --        --       165        1       0.3%
Staybridge Suites(R)..........       --       --        --       108        1       0.2%
Howard Johnson(R).............       --       --        --       100        1       0.2%
Homewood Suites(R)............      795        7      12.1%       83        1       0.2%
Hampton Inn & Suites(R).......      136        1       2.1%       --       --        --
                                  -----    -----     -----    ------    -----     -----
 Total........................    6,581       48     100.0%   51,880      229     100.0%
                                  =====    =====     =====    ======    =====     =====

Emphasis on Food and Beverage
-----------------------------

     We believe popular food and beverage ideas are a critical component in the overall success of a full-service hospitality property. We utilize food and beverage operations to create local awareness of our hotel facilities, to improve the profitability of our hotel operations, and to enhance customer satisfaction. We are committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. We have engaged food and beverage experts to develop several proprietary restaurant concepts. We have also successfully placed nationally recognized food outlets such as Pizza Hut(R), Starbuck's Coffee(R), "TCBY"(R) Yogurt and TJ Cinnamon(R) in several of our hotels. We believe popular food concepts will strengthen our ability to attract business travelers and group meetings and improve the name recognition of our properties.

Commitment to Service and Value
-------------------------------

     We are dedicated to providing consistent, exceptional service and value to our customers. We conduct extensive employee training programs to ensure high-quality, personalized service. We have created and implemented programs to ensure the effectiveness and uniformity of our employee training. Our practice of tracking customer comments through guest comment cards, and the direct solicitation of guest opinions regarding specific items, allows us to target investment in services and amenities. Our focus on these areas has enabled us to attract lucrative group business.

Purchasing
---------

     We have spent extensive resources to create efficient purchasing programs that offer the owner of each hotel we manage quality products at very competitive pricing. These programs are available to all of the properties we manage. While participation in our purchasing programs is voluntary, we believe they provide each of our managed hotels with a distinct competitive and economic edge. In developing these programs, we seek to obtain the best pricing available for the quality of item or service being sourced, in order to minimize the operating expenses of the property.

Internet-based Reporting Systems
--------------------------------

     We employ internet-based reporting systems at each of our properties and at our Corporate Office to monitor the daily financial and operating performance of the properties. We have integrated information technology services through networks at many of the properties. Corporate Office executives utilize information systems that track each property's daily occupancy, average daily rates, and revenue from rooms, food and beverage. By having the latest property operating information available at all times, we are better able to respond to changes in the market of each property.

Expansion Strategy

     We anticipate we will continue to expand our portfolio by securing additional management contracts. We attempt to identify properties that are promising management candidates located in markets with economic, demographic and supply dynamics favorable to hotel operators. Through our extensive due diligence process, we select those expansion targets where we believe selected capital improvements and focused management will increase the property's ability to attract key demand segments, demonstrate better financial performance, and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and operation. These plans serve as the basis for our expansion decisions and guide subsequent renovation and operating plans.

     We seek to manage properties that meet the following criteria:

Market Criteria
---------------

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

     Supply Constraints. We seek lodging markets with favorable supply dynamics for property owners and operators. These dynamics include an absence of current new hotel development and barriers to future development such as zoning constraints, the need to undergo lengthy local development approval processes, and a limited number of suitable sites. Other factors limiting the supply of new hotels are the current lack of financing available for new development and the inability to generate adequate returns on investment to justify new development.

     Geographic Diversification. Our properties are located in 33 states across the United States, the District of Columbia and Canada. See "Properties" for additional information regarding our properties. We seek to maintain a geographically diverse portfolio of managed properties to offset the effects of regional economic cycles.

Hotel Criteria
--------------

     Location and Market Appeal. We seek to operate hotels situated near both business and leisure centers that generate a broad base of demand for hotel accommodations and facilities. These demand generators include airports, convention centers, business parks, shopping centers and other retail areas, sports arenas and stadiums, major highways, tourist destinations, major universities and cultural and entertainment centers with nightlife and restaurants. The confluence of nearby business and leisure centers enables us to attract both weekday business travelers and weekend leisure guests. Attracting a balanced mix of business, group and leisure guests to the hotels helps to maintain stable occupancy rates and high average daily rates.

     Size and Facilities. We seek to operate hotels with 200 to 500 guest rooms and include accommodations and facilities that are, or are capable of being made, attractive to key demand segments such as business, group and leisure travelers. These facilities typically include large, upscale guest rooms; food and beverage facilities; extensive meeting and banquet space; and amenities such as health clubs, swimming pools and adequate parking.

     Potential Performance Improvements. We target underperforming hotels where intensive management and selective capital improvements can increase revenue and cash flow. These hotels represent opportunities where a systematic management approach and targeted renovations should result in improvements in revenue and cash flow.

     We expect our relationships throughout the industry will continue to provide us with a competitive advantage in identifying, evaluating and managing hotels that meet our criteria. We have a record of successfully managing the renovation and repositioning of hotels in situations with varying levels of service, room rates and market types. We plan to continue to manage such renovation programs as we acquire new management contracts.

Corporate Housing

     On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet is a leading provider of corporate housing services in metropolitan markets located in the United States, Canada and the United Kingdom. On August 17, 2001, we expanded BridgeStreet into France through the acquisition of a Paris-based corporate housing company. As of December 31, 2001, our Corporate Housing division had approximately 3,054 apartments under lease.

Accommodations and Services

Accommodations
--------------

     Through our BridgeStreet brand, we offer high quality, fully furnished one-, two- and three-bedroom and larger accommodations. These accommodations, together with the specialized services we offer, are intended to provide guests with a "home away from home." We select our BridgeStreet accommodations based on location, general condition and basic amenities, with the goal of providing accommodations that meet each guest's particular needs. As a flexible accommodation services provider, we can satisfy client requests for accommodations in a variety of locations and neighborhoods, including requests for proximity to an office, school or area attraction, as well as requests for accommodations of specific types and sizes. The substantial majority of BridgeStreet's accommodations are located within high-quality property complexes that typically feature in-unit washers and dryers, dedicated parking, and access to fitness facilities, including, in many cases, pools, saunas and tennis courts. We also are able to customize accommodations at a guest's request with items such as office furniture, fax machines and computers.

     We lease substantially all of our Corporate Housing accommodations through flexible, short-term leasing arrangements in order to match our supply of accommodations with client demand. We believe our flexible leasing strategy allows us to react to changes in market demand for particular geographic locations and types of accommodations. Our Corporate Housing management strives to develop strong relationships with property managers to ensure that we have a reliable supply of high quality, conveniently located accommodations.

     Our Corporate Housing accommodations generally are priced competitively with all-suite or upscale extended-stay hotel rooms, even though we believe our accommodations are substantially larger than those hotel rooms. We believe we generally are able to price our accommodations competitively due to:

     .    Our high quality accommodations;

     .    Our relatively low operating cost structure; and

     . Our ability to lease accommodations in accordance with demand and leave unfavorable markets quickly.

     The length of a guest's stay can range from a few nights to a few years, with the typical stay ranging from 30 to 45 days.

Corporate Client Services
-------------------------

     Our goal is to provide valuable, cost-effective services to our corporate clients. Many of these clients' human resource directors, relocation managers or training directors have significant, national employee lodging requirements. In particular, BridgeStreet aims to relieve our clients of the administrative burden often associated with relocating employees and/or providing them with temporary housing.

     We believe existing and potential clients will increasingly turn to outside providers such as BridgeStreet to satisfy their employee lodging requirements as their awareness of BridgeStreet and the flexible accommodation services industry increases.

Guest Services
--------------

     We strive to provide the highest quality of customer service by overseeing all aspects of a guest's lodging experience, from preparations prior to the guest's arrival to the moving out process. BridgeStreet maintains a representative in each city in which it operates to be responsive to guests' needs. BridgeStreet's guest services department offers guests comprehensive information services before and during their stays to help guests acclimate themselves to their new surroundings.

Sales and Marketing

     Our Corporate Housing division focuses primarily on business-to-business selling. At the local level, each of BridgeStreet's operating subsidiaries has corporate account specialists that call on local companies, including local branches of regional or national companies, to solicit business. Each account specialist focuses their efforts on the key decision makers at each company responsible for establishing and administering travel and accommodation policies. These decision makers are typically human resource directors, relocation managers or training directors. By aggressively pursuing relationships with potential clients and expanding services to existing clients, BridgeStreet seeks to become each client's primary or sole provider of flexible accommodation services nationwide. We operate a global BridgeStreet sales office to market our worldwide capabilities to our international corporate clients. In addition, we have expanded BridgeStreet's internet presence to supplement traditional marketing strategies and to better serve our customers.

     We tailor our marketing strategy to the needs of particular clients. For example, we may market ourselves to a corporation with relocating employees by focusing on our ability to situate large families in apartments with three or more bedrooms, our access to accommodations in both metropolitan and suburban settings, and our access to accommodations that allow pets. In contrast, when marketing to potential corporate clients in need of short-term housing, we might emphasize our flexible lease terms and our ability to customize an accommodation with amenities such as office equipment, including computers, additional telephone lines and other work-related items.

     We intend to continue an advertising program designed to enhance the BridgeStreet name both inside and outside the flexible accommodation services industry and broaden our client base. In addition, we promote our BridgeStreet brand name by advertising in trade publications, Chamber of Commerce listings, local visitor magazines and telephone directories and the Internet, and through periodic direct mail campaigns.

Expansion Strategies

Local Market Share
------------------

     We have offices in many markets that offer significant opportunity for expansion. Since our May 2000 acquisition of BridgeStreet, we have trained all of our BridgeStreet sales employees in our sales and marketing techniques. We believe this training will allow us to expand our sales in these markets. With a better-trained sales force and our management experience, we believe we will be in a better position to penetrate local markets and increase our market share.

National Accounts
-----------------

     We believe national accounts have substantial growth potential for BridgeStreet. BridgeStreet's current customers include a significant number of large national companies who utilize BridgeStreet's services in a limited, but loyal, manner. We plan to maximize sales to those existing corporate clients and to obtain new clients. We intend to use a national sales and marketing program that promotes the BridgeStreet brand and highlights BridgeStreet's expanding national and international network, as well as BridgeStreet's ability to serve as a central point of contact on all issues. Many of BridgeStreet's clients are Fortune 2000 companies with significant national and international employee lodging requirements.

Network Partner Relationships
-----------------------------

     We have developed a network partner relationship with flexible accommodation service providers in the United States and in 39 countries worldwide. Through network partner agreements, BridgeStreet has expanded the number of locations where it can serve our clients' needs. In some additional markets, BridgeStreet intends to enter into network partner agreements with one or more leading local or regional flexible accommodation service providers having the size and quality of operations suitable for serving BridgeStreet's client base.

Other Business Information

Employees

     As of December 31, 2001, we employed approximately 20,300 persons, of whom approximately 17,100 were compensated on an hourly basis. Some of the employees at 21 of our hotels are represented by labor unions. We believe that labor relations with our employees are generally good.

Franchises

     We employ a flexible branding strategy based on each particular property's market environment and other unique characteristics. Accordingly, we use various national trade names pursuant to licensing arrangements with national franchisors.

Governmental Regulation

     A number of states regulate the licensing of hospitality properties and restaurants, including liquor licensing, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that we are substantially in compliance with these requirements. Managers of hospitality properties are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of our properties and could otherwise adversely affect our operations.

Americans with Disabilities Act.
--------------------------------

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

Environmental Laws.
-------------------

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

Other regulation.
-----------------

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

     In some of the jurisdictions in which BridgeStreet operates, we believe that we are not required to charge guests the sales and "bed" taxes that are applicable to establishments furnishing rooms to transient guests. We cannot provide assurance, however, that the tax laws in particular jurisdictions will not change or that a tax collection agency will not successfully challenge BridgeStreet's position regarding the applicability of tax laws. We believe we properly charge and remit such taxes in all jurisdictions where we are required to do so.

Competition

     We compete primarily in the following segments of the lodging industry: the upscale and mid-priced sectors of the full-service segment; the limited-service segment; and resorts. We also compete with other providers of flexible accommodation services. Other full- and limited-service hotels and resorts compete with our properties in each geographic market in which our properties are located. Competition in the United States lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered, and quality of customer service and overall product.

     In addition, we compete for hotel management contracts against numerous competitors, many of which have more financial resources than us. These competitors include the management arms of some of the major hotel brands as well as independent, non-brand affiliated hotel managers.

The Operating Partnership

     The following summary information is qualified in its entirety by the provisions of the MeriStar H&R Operating Company, L.P. limited partnership agreement. We have filed a copy of the agreement as an exhibit to this Form 10-K.

     MeriStar H&R Operating Company, L.P., our subsidiary operating partnership, indirectly holds substantially all of our assets. We are the sole general partner of that partnership. We, one of our directors and approximately 85 independent third-parties are limited partners of that partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. The agreement also gives us, as general partner, the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series. These interests may have such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.

     The partnership agreement currently has three classes of limited partnership interests: Class A units, Class B units and Preferred units. As of March 5, 2002, the ownership of the limited partnership units was as follows:

     . We and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock; and

     . Other limited partners own 543,539 Class A units, 1,275,607 Class B units and 392,157 Preferred units.

     We did not make any distributions during 2001, 2000 or 1999 to the holders of the Class A units and Class B units. Holders of preferred units receive a 6.5% cumulative annual preferred return based on a capital amount of $3.34 per unit compounded quarterly to the extent not paid currently. All net income and capital proceeds received by the partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A units and Class B units in proportion to the number of units owned by each holder.

     The holders of each Class A or Class B unit not held by us or one of our subsidiaries is redeemable for cash equal to the value of one share of our common stock or, at our option, one share of our common stock. Until April 1, 2004, the partnership may redeem the Preferred units for cash at a price of $3.34 per unit or with the holder's consent for our common stock having equivalent aggregate value. After April 1, 2004, each holder of the Preferred units may require the partnership to redeem these units for cash at a price of $3.34 per unit or, at the holder's option, shares of our common stock having equivalent aggregate value. If we or the holders of the Preferred units chose to redeem the Preferred units for our common stock instead of cash, and if our common stock was valued at that time at less than $3.34 per share, we would have to issue more shares of our common stock than the number of Preferred units being redeemed. For example, at December 31, 2001, our stock price was $0.69 per share. If the Preferred units were redeemed for common stock at that date, we would have issued 1,898,267 shares of our common stock, which would have represented approximately 4.9% of our then outstanding common stock, with respect to 392,157

Preferred units then outstanding.

RISK FACTORS

Financing Risks

Restrictions imposed by our debt agreements may limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

     Our senior secured credit facility and other indebtedness contain a number of covenants, including requirements to maintain financial ratios, which may significantly limit our ability to, among other things:

     .    borrow additional money;

     .    make capital expenditures and other investments;

     .    pay dividends;

     .    merge, consolidate or dispose of assets; and

     .    incur additional liens.

     While we believe our current business plan and outlook provide sufficient liquidity to fund our operations, a significant decline in our operations could reduce our cash from operations and cause us to be not in compliance with other covenants in our debt agreements, leaving us unable to use our senior credit facility to supply needed liquidity.

Our credit facilities mature during 2003. If we are unable to refinance or extend the maturities of these credit facilities, our continuing operations could suffer.

     Our senior secured credit facility, as amended in January 2002, matures in February 2003. As of February 15, 2002, we had approximately $82.5 million of outstanding indebtedness under that facility. Our revolving credit facility with MeriStar Hospitality matures 91 days after our senior secured credit facility matures. As of February 15, 2002, we had approximately $44.0 million of outstanding indebtedness under the MeriStar Hospitality facility. In addition, we have a $13.1 million note payable to MeriStar Hospitality, which matures on the same date as the MeriStar Hospitality facility

     We plan to refinance or negotiate an extension of the maturity of our senior secured credit facility. However, our ability to complete such a transaction is subject to a number of conditions, many of which are beyond our control. For example, if there were a further disruption in the financial markets because of a terrorist attack or other event, we may be unable to access the financial markets. Failure to complete a refinancing or extension of the senior secured credit facility would have a material adverse effect on our company.

We have limited additional availability under our credit facilities.

     Our principal sources of liquidity have been our credit facilities and cash flow from operations. As of February 15, 2002, we had no availability for further borrowings under our senior credit facility and approximately $6.0 million of availability under the MeriStar Hospitality Facility. On February 28, 2002 we made a required payment of $2.5 million on our senior credit facility. In addition, the availability under the senior credit facility will decrease by $2.5 million on June 30, 2002, September 30, 2002 and December 31, 2002. Our cash flow from operations is subject to a number of risks, including those set forth below under "Operating Risks." If our cash flow and capital resources are insufficient to fund our cash needs, which include debt service, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our indebtedness. In the event we are required to dispose of material assets or operations, we may not be able to do so on terms that are acceptable to us. Failure to meet our cash needs would have a material adverse effect on our company.


Our failure to meet the NYSE's continued listing standards could negatively impact our ability to raise future capital and could make it more difficult for investors to obtain quotations or trade our stock.

     We have received notification from the NYSE that we are not in compliance with the continued listing standards of the NYSE because our average closing share price was less than $1.00 over a consecutive 30-day trading period. The NYSE's continued listing standards require that we bring our 30-day average closing price and our share price above $1.00 by June 20, 2002, subject to certain conditions. Although management is actively seeking to remedy the problem, we may not be able to resolve the problem in a timely fashion or at all. If we fail to comply with the listing requirements, our common stock might be delisted by the NYSE. Delisting from the NYSE would adversely affect the liquidity of our common stock and our ability to raise additional capital through a sale of our common stock.

Operating Risks

If our performance was negatively affected by one or more of a variety of risks related to the lodging industry, our results of operations could suffer.

     Various factors could adversely affect our ability to generate revenues on which our management fee will be based. Our business is subject to all of the operating risks inherent in the lodging industry. These risks include the following:

     .    changes in general and local economic conditions;

     .    cyclical overbuilding in the lodging industry;

     .    varying levels of demand for rooms and related services;

     . competition from other hotels, motels and recreational properties, some of which may have greater marketing and financial resources than us or the owners of the properties we manage;

     . dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;

     .    decreases in air travel;

     .    fluctuations in operating costs;

     . the recurring costs of necessary renovations, refurbishment and improvements of hotel properties;

     . changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

     .    changes in interest rates and the availability of credit.

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

The recent economic slowdown has adversely affected the performance of our hotels and, if it worsens or continues, these effects could be material.

     The economic slowdown and the resulting declines in revenue per available room at the hotels we manage began in March 2001. These trends are currently continuing. The decline in occupancy during the second, third and fourth quarters of 2001 has led to declines in room rates as hotels compete more aggressively for guests. If the current economic slowdown worsens significantly or continues for a protracted period of time, the declines in occupancy could also lead to further declines in average daily room rates and could have a material adverse effect on our EBITDA and operating results.

Acts of terrorism, the threat of terrorism and the ongoing war against terrorism have impacted and will continue to impact our industry and our results of operations.

     The terrorist attacks of September 11, 2001 have had a negative impact on our hotel operations in the third and fourth quarters causing lower than expected performance in an already slowing economy. The events of September 11 have caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Major metropolitan area and airport hotels have been adversely affected due to concerns about air travel safety and a significant overall decrease in the amount of air travel.

     The September 11 terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents, threats and the possibility of future attacks will continue to hamper business and leisure travel patterns for the next several quarters.

The lodging business is seasonal.

     Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Because of the September 11 events, our operating results for the third and fourth quarters of 2001 were lower than expected. Seasonal variations in revenue at the hotels we lease or manage will cause quarterly fluctuations in our revenues. Events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel may also adversely affect our earnings.

We may be adversely affected by the limitations in our franchising and licensing agreements.

     The franchise agreements under which we operate and manage hotels generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Those limitations may conflict with our philosophy, which is shared with MeriStar Hospitality, of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee's ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require a hotel owner to incur significant expenses or capital expenditures. Action or inaction on our part or by the owner of one of our hotels could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on our revenues. In connection with terminating or changing the franchise affiliation of a hotel, the owner of the hotel may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operation or the underlying value of the hotel covered by the franchise due to the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Franchise agreements covering the hotels managed or leased by us expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, these franchise agreements frequently contemplate a renewal application process. This process may require an owner to make substantial capital improvements to a hotel. Although our management agreements generally require owners to make capital improvements to maintain the quality of a property, we do not directly control the timing or amount of those expenditures.

The lodging industry and flexible accommodation service market are highly competitive.

     We have no single competitor or small number of competitors that are dominant in our business. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than us or the owners of our properties. Competition in the lodging industry is based generally on location, availability, room rates or accommodations prices, range and quality of services and guest amenities offered. New or existing competitors could significantly lower rates; offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. All of these factors could adversely affect our operations and the number of suitable business opportunities. In addition, we compete for hotel management contracts against numerous competitors, many of which have more financial resources than us. These competitors include the management arms of some of the major hotel brands as well as independent, non-brand affiliated hotel managers.

Our leasing arrangements may not match demand for services in our markets.

     Our Corporate Housing division, which provides flexible accommodation services, intends to continue to lease substantially all of its accommodations through flexible, short-term leasing arrangements with property managers. Our goal is to match our supply of accommodations with client demand. Because our only access to apartment communities will be through leasing arrangements, the Corporate Housing division will be dependent upon relationships with property managers in order to conduct our operations effectively. We will strive to develop strong relationships with property managers to ensure we have a reliable supply of high-quality, conveniently-located accommodations. In the event these relationships were to deteriorate or fail to develop, the Corporate Housing division might not be able to satisfactorily meet client demand requirements. In addition, as we obtain our supply of accommodations through leases with typical terms of between one and 12 months, we may not be able to react immediately to sudden changes in consumer demand, such as that which occurred after the September 11 attacks, by decreasing or increasing our inventory of accommodations. Failure to maintain good relationships with property managers and increased volatility in consumer demand could negatively impact our results of operations.

Costs of compliance with environmental laws could adversely affect our operating results.

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

     Substantially all of the hotels we lease or manage have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

     In addition, substantially all of the hotels we lease or manage have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters could have a material adverse effect on our results of operations or financial condition.

Aspects of our operations are subject to government regulation, and changes in regulations may have significant effects on our business.

     A number of states regulate the licensing of hotels and restaurants, including liquor licensing, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe we are substantially in compliance with these requirements or, in the case of liquor licenses, that we have or will promptly obtain the appropriate licenses. Managers of hotels and providers of flexible accommodation services are also subject to employment laws, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and corporate housing units and could otherwise adversely affect our results of operations or financial condition.

     Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although owners of hotels we manage have invested significant amounts in ADA-required upgrades, a determination that the hotels we lease or manage or the units leased by our Corporate Housing division are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

A high concentration of the hotels we manage or lease are in the upscale, full-service segment, and our Corporate Housing division primarily services business travelers, so we may be more susceptible to an economic downturn.

     Approximately 85% of the rooms our Hotel Management division currently manages or leases are in hotels that are in the upper-upscale, full-service segment. This hotel segment generally permits higher room rates. However, in an economic downturn, hotels in this segment may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates. This characteristic may result from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. Our Corporate Housing division, which primarily services business travelers, is sensitive to economic conditions for the same reasons. Adverse changes in economic conditions could have a material adverse effect on our revenues and results of operations.

Other Risks

If we are unable to pursue new growth opportunities through our relationship with MeriStar Hospitality, our hotel management business could be negatively affected.

     Because of the terms of our intercompany agreement with MeriStar Hospitality, we will be highly dependent on MeriStar Hospitality. If MeriStar Hospitality in the future fails to qualify as a real estate investment trust, that could have a substantial adverse effect on those aspects of our business operations and business opportunities that depend on MeriStar Hospitality. For example, if MeriStar Hospitality ceases to qualify as a real estate investment trust, the requirement in the intercompany agreement that MeriStar Hospitality enter into management agreements with us would cease. In that case, MeriStar Hospitality would have the right to operate a newly acquired property itself. We, however, would remain subject to all of the limitations on our operations contained in the existing management agreements. In addition, although we anticipate that the management agreements involving us generally will be assigned to any person or entity acquiring the fee or leasehold interest in a hotel property from MeriStar Hospitality or its affiliates, we could lose our rights under any such management agreement upon the expiration of the agreement. The likelihood of a sale of the hotel properties could possibly increase if MeriStar Hospitality fails to qualify as a real estate investment trust. In addition, if there is a change in the Internal Revenue Code that would permit MeriStar Hospitality or one of its affiliates to operate hotels without adversely affecting MeriStar Hospitality's status as a real estate investment trust, MeriStar Hospitality would not be required to enter into future renewals of its management agreements. Furthermore, a change in control of MeriStar Hospitality could have the same effect as a sale of all of the MeriStar Hospitality hotel properties, and our working relationship with the new owner of those hotels may not be as close as our working relationship with MeriStar Hospitality.

     Also, if we and MeriStar Hospitality do not negotiate a mutually satisfactory management arrangement within approximately 30 days after MeriStar Hospitality provides the hotel management subsidiary with written notice of the management opportunity, MeriStar Hospitality may offer the opportunity to others for a period of one year before it must again offer the opportunity to us.

Our relationship with MeriStar Hospitality Corporation may lead to general conflicts of interests that adversely affect our shareholders' interests.

     We have historically had a close business relationship with MeriStar Hospitality. We and MeriStar Hospitality have five common board members and five common senior executives. Our relationship with MeriStar Hospitality is governed by an intercompany agreement. That agreement restricts each party from taking advantage of some business opportunities without first presenting those opportunities to the other party.

     In its relationship with us, MeriStar Hospitality may have conflicting views on the manner in which we operate and manage their hotels, as well as lease arrangements, acquisitions and dispositions. As a result, our directors and senior executives, who may serve in similar capacities at MeriStar Hospitality, may well be presented with several decisions which provide them the opportunity to benefit MeriStar Hospitality to our detriment or benefit us to the detriment of MeriStar Hospitality. Inherent potential conflicts of interest will be present in all of the numerous transactions among us and MeriStar Hospitality.

We have restrictions on our business and on our future opportunities that could affect our operations.

     So long as the intercompany agreement with MeriStar Hospitality is in effect, we are prohibited from making real property investments that a REIT could make unless:

     . MeriStar Hospitality is first given the opportunity, but elects not to pursue the investments;

     . The investment is on land already owned or leased by us or subject to a lease or purchase option in favor of us;

     .    We will operate the property under a trade name owned by us; or

     . The investment is a minority investment made as part of a lease or management agreement arrangement by us.

     The intercompany agreement will generally grant us the right of first refusal to become the manager of any real property acquired by MeriStar Hospitality. MeriStar Hospitality will make such an opportunity available to us only if MeriStar Hospitality determines that:

     . Consistent with its status as a REIT, MeriStar Hospitality must enter into a management agreement with an unaffiliated third party with respect to the property;

     .    We are qualified to be the manager of that property; and

     . MeriStar Hospitality decides not to have the property operated by the owner of a hospitality trade name under that trade name.

     Because of the provisions of the intercompany agreement, we are restricted in the nature of our business and the opportunities we may pursue.

     The terms of the intercompany agreement were not negotiated on an arm's-length basis. Because the two companies share some of the same executive officers and directors, there is a potential conflict of interest with respect to the enforcement and termination of the intercompany agreement to our benefit and to the detriment of MeriStar Hospitality, or to the benefit of MeriStar Hospitality and to our detriment. Furthermore, because of the independent trading of the two companies, stockholders in each company may develop divergent interests that could lead to conflicts of interest. The divergence of interests could also reduce the anticipated benefits of our close relationship with MeriStar Hospitality.

We may have conflicts relating to sale of hotels subject to management agreements

     MeriStar Hospitality will generally be required to pay a termination fee to us if it elects to sell or transfer a hotel to a person or entity that is not an affiliate of MeriStar Hospitality or if it elects to permanently close a hotel after a casualty and does not replace it with another hotel with a management fee equal to that payable under the management agreement to be terminated. Where applicable, the termination fee will equal the present value of the management fees payable during the remainder of the existing term of the management agreement (discounted using a 10% discount rate), based on fees payable during the previous twelve months. MeriStar Hospitality's decision to sell a hotel may, therefore, have significantly different consequences for us and MeriStar Hospitality.

We rely on the knowledge and experience of some key personnel, and the loss of these personnel may have a material adverse effect on our operations.

     We place substantial reliance on the lodging industry knowledge and experience and the continued services of our senior management, led by Paul W. Whetsell and John Emery. While we believe that, if necessary, we could find replacements for these key personnel, the loss of their services could have a material adverse effect on our operations. In addition, Messrs. Whetsell and Emery are currently engaged, and in the future will continue to engage, in the management of MeriStar Hospitality. Messrs. Whetsell and Emery may experience conflicts of interest in allocating management time, services and functions between MeriStar Hospitality and us.

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

     Provisions of Delaware law and of our charter and by-laws may have the effect of discouraging a third party from making an acquisition proposal for our company. These provisions could delay, defer or prevent a transaction or a change in control of our company under circumstances that could otherwise give the holders of our common stock the opportunity to realize a premium over the then-prevailing market prices of our common stock. These provisions include the following:

     . we are able to issue preferred shares with rights senior to its common stock;

     . our bylaws prohibit action by written consent of our stockholders, and stockholders may not call special meetings;

     . our certificate of incorporation and bylaws provide for a classified board of directors;

     . removal of directors only for cause and upon the vote of two-thirds of the outstanding shares of our common stock; and

     . our bylaws require advance notice for nomination of directors and for shareholder proposals.

FORWARD-LOOKING INFORMATION

     Certain information both included and incorporated by reference in this annual report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of them or other variations of them or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

          .    the current slowdown of the national economy;

          . economic conditions generally and the real estate market specifically;

          . the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;

          . legislative/regulatory changes (including changes to laws governing the taxation of REITs);

          .    availability of debt and equity capital;

          .    interest rates;

          .    competition; and

          . supply and demand for lodging facilities in our current and proposed market areas.

     These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference in this annual report on Form 10-K.

     We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, other than as required by law.

ITEM 2. PROPERTIES

     We maintain our Corporate headquarters in Washington, D.C. We also have other corporate offices in North Carolina and Texas. We lease our offices. In addition our Corporate Housing division leases administrative offices in the majority of the markets in which they operate in the United States, Canada, the United Kingdom and Paris, France. We lease and/or manage hotel properties and golf courses throughout the United States and Canada. No one leased or managed hotel property is material to our operations.

     The full-service hotels we manage generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. These facilities are designed to attract meeting and convention functions from groups and associations, upscale business and vacation travelers, and banquets and receptions from the local community. The following tables set forth operating information with respect to the properties we leased as of December 31:

             Number of     Guest
             ---------    ------
Year         Properties    Rooms     ADR     Occupancy   RevPAR
----         ----------   ------   -------   ---------   ------
2001.....       48         6,581    $80.22     63.6%     $51.03
2000.....      157        35,141   $102.38     71.4%     $73.11
1999.....      161        35,655    $96.24     71.4%     $68.74

     The following table summarizes operating information for the properties we managed as of December 31:

           Number of     Guest
           ---------     -----
Year      Properties     Rooms
----      ----------     -----
2001.....    229        51,880
2000.....     59        12,172
1999.....     54         9,693

     The following table sets forth operating information with respect to our Corporate Housing division for the year ended December 31:

                        Average
                        -------
                         Number
                         ------
            Number of      of
            ---------      --
Year         Markets     Units    ADR      Occupancy
----         -------     -----    ---      ---------

2001.....      21        3,589    $84.47      85.3%
2000.....      22        3,231    $83.80      88.4%

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the NYSE under the symbol "MMH." As of March 5, 2002, 37,188,574 shares of our common stock were issued and outstanding, held by approximately 1,049 record holders.

     The following table lists, for the fiscal quarters indicated, the range of high and low intra-day sale prices per share of our common stock in U.S. dollars, as reported on the NYSE Composite Transaction Tape.

                                                         High     Low
Fiscal 2000
  First Quarter........................................  $3.44   $2.63
  Second Quarter.......................................   3.13    2.69
  Third Quarter........................................   3.13    2.44
  Fourth Quarter.......................................   2.69    2.06
Fiscal 2001
  First Quarter........................................  $2.71   $1.60
  Second Quarter.......................................   2.14    1.49
  Third Quarter........................................   1.85    0.87
  Fourth Quarter.......................................   0.98    0.54
Fiscal 2002
  First Quarter (through March 5, 2002)................  $0.84   $0.65

     The last reported sale price of our common stock on the NYSE on March 5, 2002 was $0.70.

     In December 2001, we received notification from the NYSE that we were not in compliance with the continued listing standards of the NYSE because our average closing share price was less than $1.00 over a consecutive 30-day trading period. The NYSE's continued listing standards require that we bring our 30-day average closing price and our share price above $1.00 by June 20, 2002, subject to certain conditions. We are currently evaluating our alternatives with regard to complying with this standard.

     We have not paid any cash dividends on our common stock and we do not anticipate that we will do so in the foreseeable future. We intend to retain earnings to provide funds for the continued growth and development of our business. The agreements governing our outstanding indebtedness restrict our ability to pay dividends. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

     On April 15, 1999, we privately issued 1,818,182 shares of our common stock at a price of $2.75 per share to our joint venture partner in MIP Lessee, L.P. On January 6, 2000, we privately issued an additional 1,818,182 shares of our common stock at a price of $2.75 per share to our joint venture partner in MIP Lessee, L.P.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth our selected historical financial information. We have extracted the selected operating results and balance sheet data from our consolidated financial statements for each of the periods presented. The following information should be read in conjunction with our consolidated financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                   Year Ended December  31,
                                                               ----------------------------------------------------------------
                                                                  2001          2000          1999          1998         1997
                                                               ---------    -----------    -----------    ---------    --------
                                                                       (dollars in thousands, except per share amounts)
Operating Results:
Revenues:
     Rooms .................................................   $ 138,600    $   929,585    $   894,983    $ 395,633    $  9,880
     Food, beverage and other ..............................      17,435        397,205        387,091      152,276       1,871
     Corporate housing .....................................     103,638         64,872             --           --          --
     Management and other fees .............................      46,201         19,206         10,040       14,528      12,088
                                                               ---------    -----------    -----------    ---------    --------
          Total revenues ...................................     305,874      1,410,868      1,292,114      562,437      23,839
                                                               ---------    -----------    -----------    ---------    --------
Operating expenses:
Departmental expenses:
     Rooms .................................................      31,449        219,197        213,239       95,627       2,533
     Food, beverage and other ..............................      12,119        272,923        260,537      107,860       1,170
     Corporate housing expense .............................      76,019         42,827             --           --          --
Undistributed operating expenses:
     Administrative and general ............................      75,683        233,553        208,576       84,881      10,473
     Participating lease expense ...........................      59,375        431,014        404,086      186,601       4,135
     Property operating costs ..............................      33,250        188,235        182,412       76,300       1,917
     Depreciation and amortization .........................      12,958          9,470          6,014        3,372         636
     Merger and lease conversion costs .....................       4,239          2,989             --           --          --
     Charges to investments in and advances to
      affiliates, account and notes receivable and other ...      16,098             --             --           --          --
     Loss on asset impairment ..............................          --         21,657             --           --          --
     Restructuring expenses ................................       3,479             --             --           --          --
                                                               ---------    -----------    -----------    ---------    --------
          Total operating expenses .........................     324,669      1,421,865      1,274,864      554,641      20,864
                                                               ---------    -----------    -----------    ---------    --------
Net operating income (loss) ................................     (18,795)       (10,997)        17,250        7,796       2,975
Interest expense, net ......................................      11,303          6,401          4,692        2,017          56
Equity in (earnings) loss of affiliates ....................        (732)          (751)            31        1,337         (46)
Minority interests .........................................      (1,130)        (1,094)         1,916          155         103
Income tax expense (benefit) /(A)/ .........................      (9,287)        (6,173)         3,926          337          --
                                                               ---------    -----------    -----------    ---------    --------
          Net income (loss) ................................   $ (18,949)   $    (9,380)   $     6,685    $   3,950    $  2,862
                                                               =========    ===========    ===========    =========    ========
Basic earnings (loss) per share /(B)/ ......................   $   (0.51)   $     (0.27)   $      0.24    $    0.02          --
Diluted earnings (loss) per share /(B)/ ....................   $   (0.51)   $     (0.27)   $      0.24    $    0.02          --
Number of shares of common stock issued and
   outstanding /(C)/ .......................................      37,189         35,976         29,625       25,437          --
Other Financial Data:
EBITDA /(D)/ ...............................................   $  (5,105)   $      (776)   $    23,233    $   9,831    $  3,657
Net cash provided by (used in) operating activities ........     (10,156)         5,028         27,528       10,125      11,167
Net cash used in investing activities ......................     (11,339)       (32,486)       (32,837)    (102,109)     (6,501)
Net cash provided by (used in) financing
   activities ..............................................      18,497         33,308         (4,100)      76,113       4,208
Balance Sheet Data:
   Total assets ............................................   $ 242,937    $   338,214    $   258,144    $ 247,529    $ 84,419
   Long-term debt ..........................................     118,500        100,187         57,762       67,812         981

/(A) We did not include a provision for federal and state income taxes prior to August 3, 1998 because our predecessor entities were partnerships, and all income tax liabilities were passed through to the individual partners./

/(B) Our calculations of basic and diluted earnings per share for the year ended
     December 31, 1998 are based on earnings for the period from the date of our spin-off from CapStar Hotel Company, August 3, 1998 through December 31, 1998./

/(C) As of December 31 for the periods presented./

/(D) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. We believe that EBITDA is a useful measure of operating performance because it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization and minority interests of common and preferred operating partnership unit holders, which is generally equivalent to EBITDA, and EBITDA is unaffected by the debt and equity structure of the entity. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs, should not be considered as an alternative to net income under generally accepted accounting principles for purposes of evaluating our results of operations, and may not be comparable to other similarly titled measures used by other companies./

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

     We manage, lease, and operate a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. Our portfolio is diversified by franchise and brand affiliations. We were created in connection with the August 3, 1998 merger of American General Hospitality Corporation and CapStar Hotel Company. At the time of the merger, CapStar distributed all of the shares of our common stock to its shareholders and we became a separate, publicly traded company. The merger created MeriStar Hospitality Corporation, a real estate investment trust. We are the manager and operator of all of the hotels owned by MeriStar Hospitality.

     On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet provides corporate housing services in the United States, Canada, the United Kingdom and France. Our consolidated financial statements include the operating results of BridgeStreet since May 31, 2000. We operate our corporate housing division under the name BridgeStreet Corporate Housing Worldwide or BridgeStreet.

     Until January 1, 2001, we leased from MeriStar Hospitality their hotels that we operated. As of January 1, 2001, we assigned these participating leases to wholly-owned taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, MeriStar Hospitality's taxable subsidiaries executed new management agreements with us to manage these hotels. Under these management agreements, MeriStar Hospitality's taxable subsidiaries pay us a management fee for each property. The management agreements were structured to substantially mirror the economics of the former leases. We and MeriStar Hospitality did not exchange any cash consideration except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at our option, subject to some exceptions. Because these leases have been assigned to MeriStar Hospitality's taxable subsidiaries, those taxable subsidiaries now bear the operating risk associated with these hotels.

     On January 1, 2001, we invested $100,000 in Flagstone Hospitality Management LLC, a joint venture established to manage 54 hotels owned by RFS Hotel Investors, Inc. We owned 51% of, and controlled, the joint venture during 2001. We have included the results of Flagstone in our consolidated financial statements since January 1, 2001. Effective January 1, 2002, Flagstone became a single member LLC, of which we own 100%.

     On August 17, 2001, our corporate housing division acquired Paris-based Apalachee Bay Properties. Apalachee Bay is an apartment finder service, third-party manager and a property sales brokerage business, representing 300 units. Apalachee Bay has been renamed BridgeStreet Paris. Our consolidated financial statements include the operating results of BridgeStreet Paris since August 17, 2001.

     The following table summarizes our historical portfolio of managed and leased hotel properties as of December 31:

                        Leased              Managed                 Total
                -------------------   -------------------    -------------------
                Properties    Rooms   Properties    Rooms    Properties    Rooms
                ----------   ------   ----------   ------    ----------   ------
2001 .........          48    6,581          229   51,880          277    58,461
2000 .........         157   35,141           59   12,172          216    47,313
1999 .........         161   35,655           54    9,693          215    45,348

     As discussed above, effective January 1, 2001, we converted 106 leases with MeriStar Hospitality to long-term management contracts. In addition, during 2001, we terminated three leases with another hotel owner and converted those leases to long-term management contracts. Our remaining 48 leases are with Winston Hotels, Inc. We have had, and continue to have, discussions with Winston to convert these leases to long-term management contracts. We believe management contracts provide a better alignment of interests between a hotel's owner and operator.

Business Summary

     The terrorist attacks of September 11, 2001 have had a negative impact on our hotel operations in the third and fourth quarters, causing lower than expected performance in an already slowing economy. The events of September 11th have caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns and concerns about travel safety. Major metropolitan area and airport hotels have been adversely affected due to concerns about air travel safety and a significant overall decrease in the amount of air travel. Although the conversion of our leases with MeriStar Hospitality to management contracts on January 1, 2001 has significantly reduced the earnings volatility from hotel operations, we still experience the effects of market downturns because our management fees are tied directly to hotel revenues, and we continue to lease 48 hotel properties not owned by MeriStar Hospitality.

In response to the decline in operating activity following the terrorist attacks, we have worked with our hotel owners to aggressively review and reduce the cost structure of the hotels we operate. We have implemented numerous cost-cutting strategies, including the following items:

     . reducing overall staffing and reducing hours for remaining hourly staff,

     .    instituting hiring and wage freezes for all properties,

     . revising operating procedures to gain greater efficiencies and/or reduce costs,

     .    closing under-utilized or duplicative facilities and outlets,

     . creating revised minimum staffing guides for each department in our hotels, and

     . reducing capital expenditures to focus primarily on life-safety requirements, and deferring or terminating discretionary capital outlays.

     The September 11, 2001 terrorist attacks were unprecedented in scope and in their immediate dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents and the possibility of future attacks will continue to hamper business and leisure travel patterns for the next several quarters.

     Our senior secured credit facility requires us to meet or exceed certain financial performance ratios at the end of each quarter. Travel disruptions and safety concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit facility. However, on October 24, 2001, we finalized a waiver on all affected financial covenants with our senior bank group. This waiver to the senior credit facility waived these covenants through February 28, 2002.

     On January 28, 2002, we amended our senior credit facility to provide more flexibility under certain financial covenants and allow us to extend the maturity from February 2002 until February 2003. The interest rate on the revolver increases 100 basis points to 30-day London Interbank Offered Rate plus 450 basis points. We currently have no additional borrowing capacity under this credit facility. The amendment also sets restrictions on investments and capital expenditures. The availability under our senior secured credit facility must also be reduced by $2.5 million on each of the following dates: February 28, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. In addition, on January 31, 2003, the availability under our senior credit facility will be further reduced in the amount of our earnings before interest, taxes, depreciation and amortization greater than $20 million, for 2002.

     On January 25, 2002, we amended our credit facility with MeriStar Hospitality to provide financial covenant relief similar to that in our senior credit facility. The maturity date remains 91 days after the maturity of the senior credit facility. The interest rate also remains the same, at the 30-day London Interbank Offered Rate plus 650 basis points.

     In January 2002, in connection with the execution of the amendment to the revolving credit facility with MeriStar Hospitality, we executed a Term Note payable to MeriStar Hospitality in the amount of $13.1 million to refinance our outstanding account payable due to MeriStar Hospitality. The Term Note bears interest at the 30-day London Interbank Offered Rate plus 650 basis points and matures on the same date as our revolving credit facility with MeriStar Hospitality.

     In December 2001, we received notification from the NYSE that we were not in compliance with the continued listing standards of the NYSE because our average closing share price was less than $1.00 over a consecutive 30-day trading period. The NYSE's continued listing standards require that we bring our 30-day average closing price and our share price above $1.00 by June 20, 2002, subject to certain conditions. We are currently evaluating our alternatives with regard to complying with this standard.

Critical Accounting Policies

     Accounting estimates are an integral part of the preparation of our consolidated financial statements and our financial reporting process and are based on our current judgments. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from our current judgments.

     The most significant accounting policies affecting the Company's consolidated financial statements relate to:

          .    the evaluation of impairment of certain long-lived assets;

          . estimation of valuation allowances, specifically those related to income taxes and allowance for doubtful accounts;

          .    estimates of restructuring and other accruals; and

          .    the evaluation of the fair value of our derivative instruments.

Impairment of long-lived assets

     Whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (including all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Any impairment losses are recorded as operating expenses. In 2000, we recognized $21.7 million of impairment losses. We did not recognize any impairment losses in 2001 or 1999.

     We review long-lived assets for impairment when one or more of the following events has occurred:

     a. Current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows.

     b. The unplanned departure of an executive officer or other key personnel that could adversely affect our ability to maintain our competitive position and manage future growth.

     c. A significant adverse change in legal factors or an adverse action or assessment by a regulator that could affect the value of the goodwill or other long-lived assets.

     d. Events that could cause significant adverse changes and uncertainty in business and leisure travel patterns.

     We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, amounts and use growth assumptions to project these amounts out over the expected life of the underlying asset. Our growth assumptions are based on assumed future improvements in the national economy and improvements in the demand for lodging; if actual conditions differ from those in our assumptions, the actual results of each asset's actual future operations could be significantly different from the estimated results we used in our analysis. Our operating results also are subject to risks set forth under "Risk Factors - Operating Risks."

Valuation Allowances

     We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. We have recorded a $7.9 million valuation allowance as of December 31, 2001 to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and the other factors that are listed in Item 1, "Risk Factors--Operating Risks" and "Forward-Looking Information." Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future. If that occurred, we would record a charge to the income tax provision in that period. We also might determine that we would be able to realize all or part of the deferred tax assets covered by the existing valuation allowance. If that occurred, we would record a credit to the income tax provision in that period.

     We record an allowance for doubtful accounts based on our judgment in determining the ability and willingness of our customers to make required payments. Our judgments in determining customers' ability and willingness are based on past experience with customers and our assessment of the current and future operating environments for our customers. If a customer's financial condition deteriorates or a management contract is terminated in the future, this could decrease a customer's ability or obligation to make payments. If that occurred, we might have to make additional allowances, which could reduce our earnings.

Restructuring and Other Accruals

     During 2001, the slowing national economy and travel disruptions from the September 11, 2001 terrorist attacks negatively affected our operations. In response to these events, we implemented restructuring plans to reduce our overhead costs. These plans included termination of some personnel positions as well as the abandonment of some leases. We accrued the total estimated cost of the restructuring at the time the plans were finalized and communicated to our employees. These estimates require our judgment as to the outcome of net lease costs. If actual results differ from our estimates, we will be required to adjust our financial statements when we identify the differences.

Derivative Instruments and Hedging Activities

     We enter into derivative instruments for cash flow hedging purposes to limit the impact of interest rate changes on earnings and cash flows. We have designated our interest rate swap agreements as hedges against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, we reflect the interest rate swap agreements at fair value in our consolidated balance sheet as of December 31, 2001, and we record in stockholders' equity the related unrealized gains and losses on these contracts. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Results of Operations

Historical Year Ended December 31, 2001 Compared to Pro Forma Year Ended December 31, 2000

     Effective January 1, 2001, we assigned our leases with MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, we executed management agreements with the taxable subsidiaries of MeriStar Hospitality for the properties we previously leased from MeriStar Hospitality. Through December 31, 2000, our results of operations included both operating revenue and expenses for these hotels. Beginning January 1, 2001, our results of operations reflect only management fee revenue from these hotels. Therefore, our operating results for the year ended December 31, 2001 are not directly comparable to those for the same period in 2000.

     Because of the lease conversions, we believe presenting the pro-forma effect - showing our results as if the lease conversions had occurred earlier - provides a more meaningful view of our operating results. For comparative purposes, the following table shows the results for the twelve months ended December 31, 2000 on a pro forma basis assuming the leases with MeriStar Hospitality were converted to management contracts on January 1, 2000. These pro forma results are compared to the actual results for the twelve months ended December 31, 2001 (dollars in thousands, except per share amounts):

                                                                              2001         2000
                                                                              ----         ----
Total Revenue .............................................................   $ 305,874    $ 279,193
Operating expenses by department:
    Rooms .................................................................      31,449       34,405
    Food and beverage .....................................................       8,069        9,829
    Other operating department expenses ...................................       4,050        4,869
    Corporate housing .....................................................      76,019       42,827
Undistributed operating expenses:
    Administrative and general ............................................      75,683       66,001
    Participating lease expense ...........................................      59,375       66,800
    Property operating costs ..............................................      33,250       31,343
    Depreciation and amortization .........................................      12,958        9,470
    Merger and lease conversion costs .....................................       4,239        2,989
    Charges to investments in and advances to affiliates, accounts and
    notes receivable and other ............................................      16,098           --
    Loss on asset impairment ..............................................          --       21,657
    Restructuring charges .................................................       3,479           --

Earnings (loss) before interest, taxes, depreciation and
amortization ..............................................................      (5,105)        (776)
Net income (loss) .........................................................     (18,949)      (9,380)
Diluted income (loss) per common share ....................................   $   (0.51)   $   (0.27)

     As explained above, through December 31, 2000 we recorded the operating revenues and expenses of the hotels we leased from MeriStar Hospitality in our results of operations. The pro forma 2000 results reverse the effect of recording the operating revenues and expenses of these hotels, and instead reflect the management fee revenue we would have earned from operating those hotels. Since we consider the pro forma 2000 operating amounts as a more meaningful comparison to our actual 2001 results, we will discuss changes relative to those pro forma 2000 amounts rather than our actual reported 2000 results.

Revenues
--------

     We earn revenue from leased hotels, management contracts and related services and corporate housing operations. We recognize revenue from our leased hotels from their rooms, food and beverage and other operating departments as earned at the close of each business day. Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties and fees for other related services we provide. We recognize base fees and fees for other services as revenue when earned in accordance with the individual management contracts. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in

Financial Statements," we accrue incentive fees in the period when we are certain they are earned. For contracts with annual incentive fee measurements, we typically will record any incentive fees in the last month of the annual contract period.

     The following table shows the operating statistics for our full-service managed and limited-service leased hotels on a same-store basis for the twelve months ended December 31:

                                              2001        2000        Change
                                             -------     -------      ------

Revenue per available room ...........       $ 66.85     $ 73.52      (9.1%)
Average daily rate ...................       $102.01     $103.32      (1.2%)
Occupancy ............................          65.5%       71.2%     (8.0%)

     Overall, disruptions in travel patterns and travel safety concerns due to the terrorist attacks on September 11, 2001 and the slowing United States economy had a major negative effect on our managed and leased hotels during the last half of 2001. In addition, the travel concerns and a slowing economy have had a negative effect on our corporate housing operations. We have seen a sharp reduction in both business and leisure travel. This is reflected in the 9.1% reduction in revenue per available room and the 8.0% reduction in occupancy for 2001 compared to 2000. This slowdown was more pronounced during the third and fourth quarters of 2001.

     On a pro forma basis, our total revenue increased $26.7 million to $305.9 million in 2001 compared to $279.2 million in 2000. Major components of this increase were:

     . Our corporate housing revenue increased by $38.8 million due to the inclusion of twelve months of BridgeStreet operations in 2001, compared to only seven months of BridgeStreet operations in 2000.

     . Our revenue from our leased hotels (from rooms, food and beverage and other operating departments) decreased $13.0 million, resulting from the disruptions in travel patterns due to travel safety concerns and the slowdown of the economy as discussed above.

     . Our management fee revenue remained stable. Our revenue from existing management contracts was lower than the prior year by approximately $5.7 million due to the disruptions in travel patterns due to travel safety concerns and the slowdown of the economy as discussed above. This decline was offset, however, by a $5.8 million increase in our management fees from Flagstone. We included Flagstone's results in our consolidated results beginning January 1, 2001, the time of our $100,000 investment, representing 51% ownership and control.

Operating Expenses by Department
--------------------------------

     On a pro forma basis, our operating expenses by department, including room, food and beverage, other operating department expenses and corporate housing increased by $27.7 million from $91.9 million in 2000 to $119.6 million in 2001. Major components of this increase were:

     . Our corporate housing expenses increased $33.2 million due to the inclusion of twelve months of BridgeStreet operations in 2001, compared to only seven months of BridgeStreet operations in 2000.

     . Our operating expenses from our leased hotels (from room, food and beverage and other department expenses) decreased $5.5 million. This was a direct result of the decrease in revenue from our leased hotels described above.

Undistributed Operating Expenses
--------------------------------

     Our undistributed operating expenses include the following items:
     .    administrative and general;

     .    property operating costs;

     .    participating lease expense;

     .    depreciation and amortization;

     .    loss on asset impairment, merger and lease conversion costs;

     . charges to investments in and advances to affiliates, accounts and notes receivable, and other; and

     .    restructuring expenses.

     On a pro forma basis our total undistributed operating expenses increased by $6.8 million from $198.3 million in 2000 to $205.1 million in 2001. Major components of this are described in the following paragraphs.

     Administrative and general expenses are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as operations management, sales and marketing, finance, information technology support, human resources and other support services, as well as general corporate expenses. On a pro forma basis, administrative and general expenses increased by $9.7 million from $66.0 million in 2000 to $75.7 million in 2001. This increase was primarily due to a $5.5 million increase in expenses attributable to Flagstone in 2001 and a $1.6 million increase attributable to BridgeStreet in 2001.

     Participating lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the leased hotels. On a pro forma basis, participating lease expense decreased by $7.4 million from $66.8 million in 2000 to $59.4 million in 2001. This decrease relates directly to the decrease in revenues from leased hotels.

     Property operating costs include energy costs, repairs and maintenance, franchise fees, insurance, taxes, management fees and other expenses. On a pro forma basis, property operating costs increased by $1.9 million from $31.3 million in 2000 to $33.2 million in 2001. This increase was primarily due to a $2.2 million increase in expenses related to BridgeStreet offset by a decrease in leased hotels' costs as a result of decreased revenues from those hotels.

     On a pro forma basis, depreciation and amortization increased by $3.5 million from $9.5 million in 2000 to $13.0 million in 2001. Approximately $2.1 million of this increase was attributable to including a full year of BridgeStreet's operations in our 2001 results, as compared with only seven months of BridgeStreet operations in 2000. The remaining $1.4 million increase is attributable to additions to fixed assets and intangible assets during 2000 and 2001.

     Merger and lease conversion costs of $3.0 million for 2000, included the expenses related to our proposed merger with American Skiing Company ($2.7 million) and costs related to the conversion of the MeriStar Hospitality leases to management contracts ($0.3 million). During 2001, we recorded $4.2 million of additional costs related to the proposed merger with American Skiing Company. On March 22, 2001, we and the other parties to the merger agreement mutually agreed to terminate the agreement. There were no termination fees payable to any of the parties.

     The operating expense line item titled charges to investments in and advances to affiliates, accounts and notes receivable, and other includes reserves against accounts and notes receivables and charges to write-off the remaining book values of impaired and abandoned assets. The following is a summary of the amounts comprising the $16.1 million charge we took in 2001:

     . During the first quarter of 2001, several of the hotels that we manage experienced severe financial difficulties, which affected the collectibility of our accounts and notes receivable from these hotels. One of the hotel owners filed for bankruptcy. The lender subsequently foreclosed on this hotel in early July 2001. We terminated our management agreement with another hotel owner in the second quarter of 2001. As a result, we fully reserved for the amounts due from these entities in the amount of $5.1 million and recorded a charge to write-off other related assets in the amount of $1.8 million.

     . We also wrote off our investments in an internet services company and certain real estate ventures. The internet services company significantly curtailed its operations during the first quarter of 2001. We are involved in a dispute with our partners in the real estate ventures and believe that the recorded values of our investments in these real estate ventures have been impaired as a result of this dispute. We recorded a charge in the amount of $5.2 million to reduce the book values of these assets.

     . In connection with the conversion of our lease contracts to management contracts, we implemented changes to our business structure, which resulted in the abandonment of certain fixed assets totaling $2.9 million.

     . One of our former partners in our operating partnership claimed that we owed them special distributions under the partnership agreement. We have estimated the amount of distributions due to the former partner to be $325,000, which we accrued at March 31, 2001 and paid later in 2001.

     . We exited three management contracts in October 2001. This resulted in uncollectible management fees and reimbursable expenses. We fully reserved the amount due from these entities in the amount of $798,000 in September 2001. We have not collected any amounts on these receivables.

     Loss on asset impairment includes a write-down of intangible assets during 2000 in accordance with SFAS No. 121. In the fourth quarter of 2000, we conducted a review of each property's performance and anticipated future performance and our expected future income from those properties. As a result of this review, we reduced our expectation for the future performance of some of our leased limited-service hotels. This process triggered an impairment review of our long-lived intangible assets associated with these hotels, including goodwill. The review included analysis of our expected future undiscounted cash flows in comparison to net book value of the long-lived intangible assets. This review indicated that certain long-lived assets related to our leased limited-service hotels, including goodwill, were impaired. We estimated the fair value of the long-lived intangible assets by using the discounted expected future cash flows generated by the underlying assets. We reduced the net book value of those long-lived intangible assets to their estimated realizable fair value and recorded an impairment loss of $21.7 million to adjust the goodwill related to our leased limited-service hotels.

     We incurred restructuring charges of $3.5 million, consisting of severance-related costs and lease termination costs in connection with three separate restructurings during 2001, as described below:

     . During the second quarter of 2001, we restructured our Corporate Office as a result of the change to management contracts with MeriStar Hospitality and the termination of the merger agreement with American Skiing Company. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 10%, or $3.5 million. We recorded $0.9 million in 2001 in employee severance costs and lease termination costs related to this restructuring.

     . During the third and fourth quarters of 2001, we restructured our Corporate Housing segment as a result of the slowdown in the national economy and shifted our focus from certain markets. We closed our offices in four markets: Jackson, Mississippi; Lexington, Kentucky; Denver, Colorado; and Phoenix, Arizona. We also realigned and eliminated certain administrative functions to achieve additional cost savings. We recorded a $1.2 million restructuring charge in 2001 for employee severance costs, lease termination costs and other expenses related to this restructuring. This restructuring is expected to reduce our annualized net expense by approximately $1.5 million.

     . During the fourth quarter of 2001, we recorded a $1.4 million restructuring charge. This charge is due to additional personnel reductions in our Corporate Office. This restructuring was the result of declines in our business due to the slowdown of the national economy and the disruptions in business and leisure travel due to travel safety concerns since the terrorist attacks on September 11, 2001. This restructuring is expected to reduce our annualized corporate overhead by approximately $1.9 million.

Earnings (loss) before Interest, Taxes, Depreciation and Amortization
---------------------------------------------------------------------

     On a pro forma basis, earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, decreased $4.3 million from $(0.8) million in 2000 to $(5.1) million in 2001. Major components of this decrease were:

     . Our Corporate Housing segment's EBITDA decreased by $3.5 million due to the excess inventory carried in 2001 and the inclusion of underperforming markets for a full twelve months in 2001 compared to seven months in 2000. During the latter half of 2001, we restructured our Corporate Housing segment as described above.

     . Our Hotel Management segment's EBITDA increased by $1.2 million from $16.7 million in 2000 to $17.9 million in 2001 due to the increase in number of properties we managed and leased from 2000 to 2001 and an increase in EBITDA from our existing limited-service hotels.

     . Our remaining EBITDA decreased by $2.0 million primarily due to the following charges recorded in 2000 and 2001:

          . Merger and lease conversion costs of $4.2 million in 2001 compared to $3.0 million in 2000; o Charges to investments in and advances to affiliates, accounts and notes receivable, and other of $16.1 million in 2001;

          .    Goodwill impairment of $21.7 million in 2000;

          .    Restructuring charges of $3.5 million in 2001; and

          . Losses of $1.1 million in our vacation ownership division in 2000. This division was eliminated during 2001 as part of our restructuring plan in the second quarter.

Net loss
--------

     Our net loss increased by $9.5 million from $(9.4) million in 2000 to $(18.9) million in 2001. This increase is due to the decrease of $4.3 million in EBITDA and the increase of $3.5 million in depreciation and amortization expense as discussed above. The major components of the $1.8 million remaining increase were:

     . Our interest expense increased by $4.9 million in 2001 due to the increase in our total outstanding long-term debt balance.

     . Our income tax benefit increased by $3.1 million due to the increase of $12.7 million in our loss before income taxes offset by a decrease of 6.8% in our effective tax rate.

Historical Year Ended December 31, 2000 Compared to Historical Year Ended December 31, 1999

Revenues
--------

     The following table provides our operating statistics for our leased hotels on a same-store basis:

                                                 2000       1999    Change
                                                -------    ------   ------

Revenue per available room ............         $ 73.11    $69.69    4.9%
Average daily rate ....................         $102.38    $97.00    5.5%
Occupancy .............................            71.4%     71.8%  (0.6%)

     Our total revenue increased $118.8 million, or 9.2%, to $1,410.9 million in 2000, compared to $1,292.1 million in 1999.

     . Our corporate housing revenue increased by $64.9 million in 2000 due to the acquisition of BridgeStreet on May 31, 2000.

     . Our revenue from our leased hotels (from rooms, food and beverage and other operating departments) increased $44.7 million in 2000 resulting from a 4.9% improvement in revenue per available room. The improvement in revenue per available room was primarily the result of a 5.5% increase in the average daily rate.

     . Our management fee revenue increased by $9.2 million in 2000, resulting from an increase in the number of management contracts in 2000 and better performance of existing hotels.

Operating Expenses by Department
--------------------------------

     Our total operating expenses by department increased $61.1 million to $534.9 million in 2000 compared to $473.8 million in 1999. The increase is primarily the result of:

     . The acquisition of BridgeStreet in May 2000, which accounted for $42.8 million in operating expenses in 2000.

     . Our operating expenses from our leased hotels (from room, food and beverage and other department expenses) increased $18.4 million in 2000 due to the increase in leased hotel revenue described above.

Undistributed Operating Expenses
--------------------------------

     Our total undistributed operating expenses increased $85.8 million to $886.9 million in 2000 compared to $801.1 million in 1999.

     . Our administrative and general costs, increased by $25.0 million in 2000 due to higher insurance and labor costs.

     . Our participating lease expense and property operating costs increased by $32.8 million in total in 2000, which is attributable to the increase in lease revenue described above.

     . Depreciation and amortization increased by $3.4 million in 2000, $1.5 million of which was due to the acquisition of BridgeStreet, while the remaining $1.9 million increase was due to additions to fixed assets and intangible assets, including the goodwill recorded as a result of the BridgeStreet acquisition.

     . We recorded a $21.7 million loss on asset impairment in accordance with SFAS No. 121 during 2000 because of write-downs in the carrying value of goodwill associated with some of our leased limited-service hotels.

     . Merger and lease conversion costs of $2.9 million for 2000 include the expenses related to our proposed merger with American Skiing Company ($2.7 million) and the conversions of the MeriStar Hospitality leases to management contracts ($0.3 million). On March 22, 2001, we and the other parties to the merger agreement mutually agreed to terminate the agreement. There were no termination fees payable to any of the parties.

Earnings before Interest, Taxes, Depreciation and Amortization
--------------------------------------------------------------

     EBITDA decreased $24.1 million from $23.3 million in 1999 to $(0.8) million in 2000. Major components of this decrease were:

     . Our Corporate Housing segment generated $4.7 million of EBITDA in 2000 due to the inclusion of seven months of BridgeStreet operations in 2000.

     . Our Hotel Management segment's EBITDA decreased by $6.8 million from $23.5 million in 2000 to $16.7 million in 2001 primarily due to an increase in our labor and insurance expenses in 2000.

     . Our remaining EBITDA decreased by $22.0 million primarily due to a $21.7 million loss on asset impairment recorded in 2000.

Net income
----------

     Our net income decreased by $16.1 million from $6.7 million in 1999 to $(9.4) million in 2000. This decrease is due to the decrease of $24.1 million in EBITDA, the increase of $3.4 million in depreciation and amortization expense as discussed above and the increase in our interest expense of $1.7 million due to the increase in our total outstanding long-term debt balance in 2000. This was offset by:

     . A decrease in minority interest of $3.0 million primarily due to lower operating income compared to 1999 and the conversion of operating partnership units to common stock; and

     . An income tax benefit of $6.1 million in 2000 compared to income tax expense of $3.9 million in 1999.

Liquidity and Capital Resources

     Our cash and cash equivalent assets decreased by $3.0 million from $7.6 million at December 31, 2000 to $4.6 million at December 31, 2001.

Sources of Cash

     We fund our continuing operations through cash generated from hotel management and corporate housing operations. We finance capital expenditures, business acquisitions and investments in affiliates through a combination of internally generated cash, external borrowings and the issuance of partnership interests and/or common stock. Factors that may influence our liquidity include:

     . Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety and other operating risks described under the caption, "Risk Factors--Operating Risks";

     . Factors that affect our access to bank financing and the capital markets, including interest rate fluctuations, operational risks and other risks described under the caption "Risk Factors--Financing Risks"; and

     . The other factors described under the caption, "Forward-Looking Information."

     Our financing activities provided $18.5 million of cash during 2001 primarily from net borrowings of $18.3 million on our credit facilities. As of February 15, 2002, we had no availability under our senior secured credit facility and approximately $6.0 million available under our credit facility with MeriStar Hospitality. This credit facility with MeriStar Hospitality, however, can be amended to provide for potential additional borrowings subject to our compliance with certain leverage ratios as well as approval from MeriStar Hospitality's Board of Directors. Based on our leverage ratio at February 15, 2002, the credit facility with MeriStar Hospitality could provide up to approximately $34 million of additional borrowings, contingent upon the approval of MeriStar Hospitality's Board of Directors.

Uses of Cash

     We used $10.2 million of cash in operations during 2001 primarily as a result of the reduction in the payable to MeriStar Hospitality, offset by other operating activity.

     We used $11.3 million of cash in investing activities during 2001 primarily due to:

     . $3.8 million of hotel operating cash transferred to the taxable subsidiaries of MeriStar Hospitality as part of the assignment of the leases on January 1, 2001; and

     . $6.2 million of cash used to acquire BridgeStreet Paris and management contracts on six hotels.

     In January 2002, in connection with the execution of the amendment to the revolving credit facility with MeriStar Hospitality, we issued a Term Note payable to MeriStar Hospitality in the amount of $13.1 million, which refinances our account payable to MeriStar Hospitality. The Term Note bears interest at the 30-day London

Interbank Offered Rate plus 650 basis points and matures on the same date as the revolving credit facility with MeriStar Hospitality, which is 91 days after the maturity of our senior secured credit agreement.

Revolving Credit Facilities

     In 1998, we entered into a three-year, $75 million revolving credit facility with MeriStar Hospitality. This facility was subsequently amended on February 29, 2000 to reduce the maximum borrowing limit to $50 million and to change the maturity date to 91 days after the maturity date of our senior secured credit facility. This loan contains covenants regarding financial ratios, reporting requirements and other customary restrictions. The interest rate on this facility is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. As of December 31, 2001, we had $36 million outstanding under this facility at an effective interest rate of 10.8%.

     On January 25, 2002, we amended our credit facility with MeriStar Hospitality to provide financial covenant relief similar to that in our senior credit facility. The maturity date remained at 91 days after the maturity of our senior credit facility. The interest rate also remained the same, at the 30-day London Interbank Offered Rate plus 650 basis points.

     On February 29, 2000, we entered into a $100 million senior secured credit facility among a syndicate of banks. Our senior secured credit facility has only a revolving credit facility and no term facilities. The interest rate on the facility is the 30-day London Interbank Offered Rate plus 350 basis points. The senior secured credit facility originally was to expire in February 2002, with a one-year extension at our option.

     The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, reporting requirements and other customary restrictions. Travel disruptions and safety concerns following the terrorist attacks on September 11, 2001 had a significant negative impact on the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with these financial covenants. However, effective September 30, 2001, we finalized a waiver of all affected financial covenants with our senior bank group through February 28, 2002. On January 28, 2002, we amended our senior secured credit facility to provide more flexibility with certain financial covenants and allow us to extend the maturity from February 2002 until February 2003. The interest rate on the facility was increased to the 30-day London Interbank Offered Rate plus 450 basis points. We currently have no additional borrowing capacity under this credit facility. The amendment also sets restrictions on investments and capital expenditures as well as requiring that availability under the facility be reduced by $2.5 million on February 28, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. In addition, on January 31, 2003, the amount available under the senior credit facility will be further reduced in the amount of our EBITDA greater than $20 million, for 2002.

     The interest rate on borrowings under our senior credit facility as of December 31, 2001 and 2000, respectively, was 7.9% and 10.2%. We incurred interest expense of $6.9 million and $7.3 million on this facility during 2001 and 2000 respectively.

Contractual Obligations and Maturities of Indebtedness

     We lease some hotels under non-cancelable participating leases with remaining initial terms ranging from 9 to 12 years, expiring through 2013. The participating leases have minimum base rent requirements. We also lease apartments for our Corporate Housing operations and corporate office space. Those leases have terms up to 13 years.

     Minimum payments due (principal only) under our debt and lease obligations as of December 31, 2001 (as adjusted by the January 2002 amendments to our senior credit facility) were as follows (in thousands):

                                          Revolving Credit
                                           Facility with
                        Senior Credit   MeriStar Hospitality    Non-Cancelable
                           Facility         Corporation        Operating Leases    Total
                        -------------   --------------------   ----------------   --------
2002                          $10,000              $     --            $ 60,484   $ 70,484

2003                           72,500                36,000              42,278    150,778
2004                               --                    --              40,148     40,148
2005                               --                    --              39,657     39,657
2006                               --                    --              38,381     38,381
2007 and thereafter                --                    --             225,566    225,566
                              ------------------------------------------------------------
                              $82,500              $ 36,000            $446,514   $565,014
                              ============================================================

Summary

     During 2001, a significant portion of our cash inflows came from borrowings under our credit facilities. Our lower-than-expected operating results in 2001 required us to negotiate amendments to our credit facilities. These amendments imposed restrictions that may limit our ability to execute our business strategy and increase the risk of default under out debt obligations. While we believe our current business plan and operating expectations will provide sufficient liquidity to fund our operations, a significant decline in our operations could leave us unable to use our senior credit facility to supply needed liquidity.

Seasonality

     Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, demand is generally higher in the winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally have reflected non-resort seasonality patterns. We expect to have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters, although the disruptions caused by the September 11, 2001 attacks and their aftermath may cause disruptions to this pattern.

     Corporate housing activity traditionally peaks in the summer months and declines during the fourth quarter and the first part of the first quarter. We expect to have lower revenue, operating income and cash flow from corporate housing in the first and fourth quarters.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

     In April 2001, we entered into a $50 million, one-year interest rate swap agreement with a financial institution to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day London Interbank Offered Rate at 4.4%. During the year ended December 31, 2001, we paid $275,000 under this agreement. The fair value of the interest rate swap agreement was $415,000 at December 31, 2001.

     In April 2000, we entered into a $40 million, 23-month periodic rate collar agreement with a financial institution in order to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The rate collar agreement establishes the 30-day London Interbank Offered Rate at a floor rate of 6.05% and a ceiling rate of 8.5%. During the year ended December 31, 2001, we paid $808,000 under this agreement. The fair value of the rate collar agreement was $271,000 at December 31, 2001.

     Our senior secured debt of $82.5 million at December 31, 2001 matures in February 2003. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 450 basis points. The weighted average effective interest rate was 7.9% at December 31, 2001. We have determined that the fair value of the debt approximates its carrying value.

     Our $36.0 million of long-term debt under the MeriStar Hospitality revolving credit facility at December 31, 2001 matures 91 days after the maturity date of our senior secured credit facility. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The weighted average effective interest rate was 10.8% at December 31, 2001. We have determined that the fair value of the debt approximates its carrying value.

     A 1.0% change in the 30-day London Interbank Offered Rate would have changed our interest expense by approximately $0.3 million during the year ended December 31, 2001.

     Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 14% of our revenue for the year ended December 31, 2001 from services performed in Canada, the United Kingdom and France. Our foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2001. To date, since most of our foreign operations have been largely self contained we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any significant foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we will have large transactions requiring currency conversion we will reevaluate whether we should engage in hedging activity.

     ITEM 8. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

MeriStar Hotels & Resorts, Inc.

Independent Auditors' Report.........................................................................    44

Consolidated Balance Sheets as of December 31, 2001 and 2000.........................................    45

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999...........    46

Consolidated Statements of Stockholders' Equity  for the Years Ended December 31, 2001, 2000 and
1999.................................................................................................    47

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999...........    48

Notes to the Consolidated Financial Statements.......................................................    49

     All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MeriStar Hotels & Resorts, Inc.:

     We have audited the accompanying consolidated balance sheets of MeriStar Hotels & Resorts, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hotels & Resorts, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                           KPMG LLP

Washington, D.C.
January 29, 2002

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(in thousands, except per share amounts)

                                                                                   2001         2000
                                                                                 ---------    ---------
ASSETS
Current Assets:
     Cash and cash equivalents ...............................................   $   4,584    $   7,645
     Accounts receivable, net of allowance for doubtful accounts of $3,422 and
        $4,097 ...............................................................      10,155       72,655
     Prepaid expenses ........................................................       5,668        9,719
     Deposits and other ......................................................       3,527       12,107
                                                                                 ---------    ---------
Total current assets .........................................................      23,934      102,126
                                                                                 ---------    ---------
Fixed assets:
     Furniture, fixtures, and equipment ......................................      32,595       33,996
     Accumulated depreciation ................................................     (14,712)      (9,247)
                                                                                 ---------    ---------
Total fixed assets, net ......................................................      17,883       24,749
                                                                                 ---------    ---------
Investments in and advances to affiliates ....................................      30,003       40,109
Intangible assets, net of accumulated amortization of $18,498 and $11,899 ....     163,352      166,898
Deferred income taxes ........................................................       7,765           --
                                                                                 ---------    ---------
                                                                                 $ 242,937    $ 333,882
                                                                                 =========    =========
LIABILITIES, MINORITY INTERESTS, AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable, accrued expenses and other liabilities ................   $  50,149    $ 119,597
     Due to MeriStar Hospitality Corporation .................................       8,877       22,222
     Income taxes payable ....................................................       1,300        1,923
     Long-term debt, current portion .........................................      10,000          147
                                                                                 ---------    ---------
Total current liabilities ....................................................      70,326      143,889
Deferred income taxes ........................................................          --        5,508
Derivative financial instruments .............................................         687
Long-term debt ...............................................................     108,500      100,040
                                                                                 ---------    ---------
Total liabilities ............................................................     179,513      249,437
                                                                                 ---------    ---------
Minority interests ...........................................................       6,293       11,140
Stockholders' equity:
     Common stock, par value $0.01 per share:
          Authorized--100,000 shares
          Issued and outstanding--37,189 and 35,976 shares ...................         372          360
          Additional paid-in capital .........................................      78,841       74,989
          Deficit ............................................................     (21,093)      (2,144)
     Accumulated other comprehensive income:
          Translation adjustment .............................................        (313)         207
          Unrealized loss on derivative financial instruments ................        (687)          --
          Unrealized gain (loss) on investments ..............................          11         (107)
                                                                                 ---------    ---------
               Total stockholders' equity ....................................      57,131       73,305
                                                                                 ---------    ---------
                                                                                 $ 242,937    $ 333,882
                                                                                 =========    =========

          See accompanying notes to consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001, 2000 and 1999
(in thousands, except per share amounts)

                                                              2001           2000          1999
                                                            ---------    -----------    ----------
Revenue:
     Rooms ..............................................   $ 138,600    $   929,585    $  894,983
     Food and beverage ..................................      10,862        304,415       295,551
     Corporate housing ..................................     103,638         64,872            --
     Other operating departments ........................       6,573         92,790        91,540
     Management and other fees ..........................      46,201         19,206        10,040
                                                            ---------    -----------    ----------
Total revenue ...........................................     305,874      1,410,868     1,292,114
                                                            ---------    -----------    ----------
Operating expenses by department:
     Rooms ..............................................      31,449        219,197       213,239
     Food and beverage ..................................       8,069        219,791       217,349
     Corporate housing ..................................      76,019         42,827            --
     Other operating departments ........................       4,050         53,132        43,188
Undistributed operating expenses:
     Administrative and general .........................      75,683        233,553       208,576
     Participating lease expense ........................      59,375        431,014       404,086
     Property operating costs ...........................      33,250        188,235       182,412
     Depreciation and amortization ......................      12,958          9,470         6,014
     Merger and lease conversion costs ..................       4,239          2,989            --
     Charges to investments in and advances to
        affiliates, accounts and notes receivable, and
           other ........................................      16,098             --            --
     Loss on asset impairment ...........................          --         21,657            --
     Restructuring charges ..............................       3,479             --            --
                                                            ---------    -----------    ----------
       Total operating expenses .........................     324,669      1,421,865     1,274,864
                                                            ---------    -----------    ----------

Net operating income (loss) .............................     (18,795)       (10,997)       17,250
Interest expense, net ...................................      11,303          6,401         4,692
Equity in (earnings) losses of affiliates ...............        (732)          (751)           31
                                                            ---------    -----------    ----------
Income (loss) before minority interests and income taxes      (29,366)       (16,647)       12,527
Minority interests ......................................      (1,130)        (1,094)        1,916
Income tax expense (benefit) ............................      (9,287)        (6,173)        3,926
                                                            ---------    -----------    ----------
Net income (loss) .......................................   $(18,949)    $    (9,380)   $    6,685
                                                            ========     ===========    ==========
Earnings (loss) per share:
     Basic ..............................................   $   (0.51)   $     (0.27)   $     0.24
     Diluted ............................................   $   (0.51)   $     (0.27)   $     0.24

          See accompanying notes to consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999
(in thousands)

                                                                                                Accumulated
                                                                                                -----------
                                                                    Additional    Retained         Other
                                                                    ----------    --------         -----
                                                                      Paid-in     Earnings     Comprehensive
                                                                      -------     --------     -------------
                                                  Common Stock        Capital     (Deficit)     Income (loss)     Total
                                                ----------------    ----------    ---------    --------------    --------
                                                Shares    Amount
                                                ------    ------
Balance, January 1, 1999 ...................    25,437      $254       $43,894     $    551             $  35    $ 44,734
Net income for the year ....................        --        --            --        6,685                --       6,685
Foreign currency translation adjustment ....        --        --            --           --                (2)         (2)
                                                                                                                 --------
Comprehensive income .......................                                                                        6,683
                                                                                                                 --------
Issuances of common stock ..................     1,820        18         4,793           --                --       4,811
Redemption of OP units .....................     1,908        19         7,816           --                --       7,835
Issuances of common stock under Stock
Purchase Plan ..............................       381         4           935           --                --         939
Proceeds from exercise of stock options, net        79         1           199           --                --         200
                                                ------      ----       -------     --------             -----    --------
Balance, December 31, 1999 .................    29,625       296        57,637        7,236                33      65,202
Net loss for the year ......................        --        --            --       (9,380)               --      (9,380)
Foreign currency translation adjustment ....        --        --            --           --               174         174
Unrealized loss on investments .............        --        --            --           --              (107)       (107)
                                                                                                                 --------
Comprehensive income .......................                                                                       (9,313)
                                                                                                                 --------
Issuance of common stock ...................     5,890        59        16,180           --                --      16,239
Redemption of OP Units .....................       156         2           389           --                --         391
Issuance of common stock under Stock
Purchase Plan ..............................       255         2           634           --                --         636
Proceeds from exercise of stock options, net        50         1           149           --                --         150
                                                ------      ----       -------     --------             -----    --------
Balance, December 31, 2000 .................    35,976       360        74,989       (2,144)              100      73,305
Net loss for the year ......................        --        --            --      (18,949)               --     (18,949)
Foreign currency translation adjustment ....        --        --            --           --              (520)       (520)
Transition Adjustment ......................        --        --            --           --              (205)       (205)
Unrealized loss on derivative financial
instruments ................................        --        --            --           --              (482)       (482)
Unrealized gain on investments .............        --        --            --           --               118         118
                                                                                                                 --------
Comprehensive income (loss) ................                                                                      (20,038)
                                                                                                                 --------
Redemption of OP Units .....................     1,092        11         3,612           --                --       3,623
Issuance of common stock under Stock
Purchase Plan ..............................       121         1           240           --                --         241
                                                ------      ----       -------     --------             -----    --------
Balance, December 31, 2001 .................    37,189      $372       $78,841     $(21,093)            $(989)   $ 57,131
                                                ======      ====       =======     ========             =====    ========

        See accompanying notes to the consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000, and 1999
(in thousands)

                                                                                 2001        2000       1999
                                                                              ---------   ---------   ---------
Operating activities:
   Net income (loss) ......................................................   $ (18,949)  $  (9,380)  $   6,685
   Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
     Depreciation and amortization ........................................      12,958       9,470       6,014
     Equity in (earnings) losses of affiliates ............................        (732)       (751)         31
     Minority interests ...................................................      (1,130)     (1,094)      1,916
     Deferred income taxes ................................................     (10,997)     (8,246)      3,880
     Loss on asset impairment .............................................          --      21,657          --
     Charges to investments in and advances to affiliates, accounts and
      notes receivable, and other .........................................      16,098          --          --
     Changes in operating assets and liabilities, excluding effects of acquisitions:
       Accounts receivable, net ...........................................       8,339     (20,331)     14,011
       Prepaid expenses ...................................................       2,570        (445)        604
       Deposits and other .................................................       2,100      (1,462)        497
       Accounts payable, accrued expenses and other liabilities ...........      (6,425)      3,191      (8,033)
       Due to MeriStar Hospitality Corporation ............................     (13,345)     10,746       1,912
       Income taxes payable ...............................................        (643)      1,673          11
                                                                              ---------   ---------   ---------
         Net cash provided by (used in) operating activities ..............     (10,156)      5,028      27,528
                                                                              ---------   ---------   ---------
Investing activities:
   Purchases of fixed assets ..............................................      (1,639)     (9,211)     (7,507)
   Purchases of intangible assets .........................................      (6,161)     (1,929)     (3,388)
   Investments in and advances to affiliates ..............................          66      (9,340)    (22,338)
   Hotel operating cash transferred with lease conversions ................      (3,778)         --          --
   Cash received (paid) to shareholders on acquisitions ...................         173     (12,216)         --
   Change in restricted cash ..............................................          --         210         396
                                                                              ---------   ---------   ---------
         Net cash used in investing activities ............................     (11,339)    (32,486)    (32,837)
                                                                              ---------   ---------   ---------
Financing activities:
   Proceeds from issuance of long-term debt ...............................     102,000     154,500     177,000
   Principal payments on long-term debt ...................................     (83,655)   (112,201)   (187,050)
   Proceeds from issuances of common stock, net ...........................         241       5,786       5,950
   Purchase of operating partnership units ................................          --      (1,149)         --
   BridgeStreet Accommodations debt repaid ................................          --     (12,021)         --
   Deferred financing costs ...............................................          --      (1,607)         --
   Contributions from minority investors ..................................          25          --          --
   Distributions to minority investors ....................................        (114)         --          --
                                                                              ---------   ---------   ---------
         Net cash provided by (used in) financing activities ..............      18,497      33,308      (4,100)
                                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash ...................................         (63)         69         (20)
                                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents ......................      (3,061)      5,919      (9,429)
Cash and cash equivalents, beginning of year ..............................       7,645       1,726      11,155
                                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year ....................................   $   4,584   $   7,645   $   1,726
                                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(dollars in thousands, except per share amounts)

1.   Organization

     We manage, lease, and operate a portfolio of hospitality properties and provide related services in the hotel and corporate housing markets. Our portfolio is diversified by franchise and brand affiliations. We were created in connection with the August 3, 1998 merger of American General Hospitality Corporation and CapStar Hotel Company. At the time of the merger, CapStar distributed all of the shares of our common stock to its shareholders and we became a separate, publicly traded company. The merger created MeriStar Hospitality Corporation, a real estate investment trust. We are the manager and operator of all of the hotels owned by MeriStar Hospitality.

     MeriStar H&R Operating Company, L.P., our subsidiary operating partnership, indirectly holds substantially all of our assets. We are the sole general partner of that partnership. We, one of our directors and approximately 85 independent third-parties are limited partners of that partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership.

     We have an intercompany agreement with MeriStar Hospitality. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with a right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality's hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand). We also provide each other with certain services. These services are described in Note 9.

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

     Until January 1, 2001, we leased and operated MeriStar Hospitality's hotels. As of January 1, 2001, we assigned these participating leases to wholly-owned taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, MeriStar Hospitality's taxable subsidiaries executed new management agreements with us to manage these hotels. Under these management agreements, MeriStar Hospitality's taxable subsidiaries pay us a management fee for each property. The management agreements were structured to substantially mirror the economics of the former leases. We and MeriStar Hospitality did not exchange any cash consideration as a result of these transactions except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at our option, subject to some exceptions. Because these leases have been assigned to MeriStar Hospitality's taxable subsidiaries, those taxable subsidiaries now bear the operating risk associated with these hotels.

     On January 1, 2001, we invested $100 in Flagstone Hospitality Management LLC, a joint venture established to manage 54 hotels owned by RFS Hotel Investors, Inc. We own 51% of, and control, the joint venture. We have included the results of Flagstone in our consolidated financial statements since January 1, 2001. Effective January 1, 2002 Flagstone became a single member LLC, of which we own 100%.

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

     As of December 31, 2001, we leased or managed 277 hotels with 58,461 rooms in 43 states, the
                                       49

District of Columbia and Canada. In addition, we had 3,054 apartments under lease in the United States, Canada, the United Kingdom and France at December 31, 2001.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation--Our consolidated financial statements include our accounts and the accounts of all of our majority-owned subsidiaries. As part of our consolidation process, we eliminate all significant intercompany balances and transactions.

     We use the equity method to account for investments in unconsolidated joint ventures and affiliated companies in which we hold a voting interest of 50% or less and we exercise significant influence. We use the cost method to account for investments in entities in which we do not have the ability to exercise significant influence.

     Cash Equivalents--We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Allowance for Doubtful Accounts--We provide an allowance for doubtful accounts receivable when we determine it is more likely than not a specific account will not be collected. Although it is reasonably possible that our estimate for doubtful accounts could change in the near future, we are not aware of any events that would result in a change to our estimate that would be material to our financial position or results of operations. At December 31, 2001 and 2000 we had an allowance for doubtful accounts of $3,422 and $4,097, respectively.

     Fixed Assets-- We record our fixed assets at cost. We depreciate these assets using the straight-line method over lives ranging from three to seven years.

     Intangible Assets--Our intangible assets consist of goodwill, hotel contracts purchased, franchise costs, and costs incurred to obtain management contracts. Goodwill is the excess of the cost to acquire a business over the fair value of the net identifiable assets of that business. We amortize intangible assets on a straight-line basis over the estimated useful lives of the underlying assets. These lives range from five to 40 years.

     Impairment of Long-Lived Assets--Whenever events or changes in circumstances indicate that the carrying values of long -lived assets (including all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Any impairment losses are recorded as operating expenses.

     We review long-lived assets for impairment when one or more of the following events have occurred:

     a. Current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows.

     b. A significant loss of management contracts without the realistic expectation of a replacement.

     c. The unplanned departure of an executive officer or other key personnel which could adversely affect our ability to maintain our competitive position and manage future growth.

     d. A significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of the goodwill or other long-lived assets.

     e. Events which could cause significant adverse changes and uncertainty in business and leisure travel patterns.

     We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, amounts and use growth assumptions to project these amounts out over the expected life of the underlying asset.

     As described in Note 4, we recorded impairment losses in 2000 related to a portion of our long-lived asset balances. We did not record any impairment losses in 1999 or 2001.

     Income Taxes--We account for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

     Foreign Currency Translation--We maintain the results of operations for our foreign locations in the local currency and translate these results using the average exchange rates during the period. We translate the assets and liabilities to U.S. dollars using the exchange rate in effect at the balance sheet date. We reflect the resulting translation adjustments in stockholders' equity as a cumulative foreign currency translation adjustment.

     Stock-Based Compensation--We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, we apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for our stock-based plans. We have made all our grants at fair value, and therefore, we have not recognized any compensation cost for these grants.

     Revenue Recognition--We earn revenue from leased hotels, management contracts and related sources, and corporate housing operations. We recognize revenue from our leased hotels from their rooms, food and beverage and other operating departments as earned at the close of each business day. Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties and fees for other related services we provide. We recognize base fees and fees for other services as revenue when earned in accordance with the individual management contracts. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we accrue incentive fees in the period when we are certain they are earned. For contracts with annual incentive fee measurements, we typically will record any incentive fees in the last month of the annual contract period.

     Participating Lease Agreements--Our participating leases have non-cancelable remaining terms ranging from 9 to 12 years, subject to earlier termination upon the occurrence of certain contingencies as defined in the leases. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. During interim reporting periods, we recognize contingent rental expense prior to the achievement of the specified target that triggers the contingent rental expense if we consider it probable we will achieve the specified target by the end of the fiscal year.

     Comprehensive Income--Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires companies to display comprehensive income and its components in a financial statement to be included in a company's full set of annual financial statements or in the notes to financial statements. Comprehensive income represents a measure of all changes in equity of a company that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Our comprehensive income includes net income and other comprehensive income from foreign currency items, derivative instruments, transition adjustments, and unrealized gains (losses) from our investments.

     Derivative Instruments and Hedging Activities--SFAS No. 133, "Accounting for Derivative Instruments and

Hedging Activities," requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 137 and No. 138 amended certain provisions of FAS No. 133. We adopted these accounting pronouncements effective January 1, 2001.

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

     Our interest rate swap agreements have been designated as hedges against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements are reflected at fair value in our consolidated balance sheet as of December 31, 2001 and the related unrealized gains or losses on these contracts are recorded in stockholders' equity as a component of accumulated and other comprehensive income.

     We recognized a transition adjustment of $205 as the fair value of our derivative instruments at January 1, 2001. We recorded a liability and corresponding charge to other comprehensive income for this amount. As of December 31, 2001, the fair value of our derivative instruments represents a liability of $687. The estimated net amount recorded in accumulated other comprehensive income is expected to be reclassified to the statement of operations during 2002.

     Earnings per Share--We present basic and diluted earnings per share, or EPS, on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

     New Accounting Pronouncements--In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 142 eliminates the amortization of goodwill and replaces it with a requirement to conduct an impairment analysis of the carrying value of the goodwill at least annually, and more often as circumstances warrant. We will adopt this standard on January 1, 2002. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121. We are currently in the process of evaluating the effect these new standards will have on our financial statements.

     Use of Estimates--To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions. These estimates and assumptions affect the reported amounts on our balance sheet and income statement, and the disclosure of contingent assets and liabilities at the date of the financial statements. Our actual results could differ from those estimates. Based on managements estimates, we believe our cash flows from operations will be sufficient to fund our cash needs over the next year. However, a prolonged economic slowdown or a deterioration in our current operating results could adversely impact our ability to fund our cash needs through operations.

     Reclassifications--We have reclassified certain 2000 and 1999 amounts to be consistent with the 2001 classifications.

3.   Investments in and Advances to Affiliates

     Our investment in and advances to joint ventures and affiliated companies consists of the following:

                                                              December 31,
                                                         -----------------------
                                                          2001            2000
                                                         -------         -------
CapStar Hallmark Company, L.L.C ..................       $11,699         $11,495
MIP Lessee, L.P. .................................        11,224          10,654
CapStar San Diego HGI Associates .................         4,076           4,076
CapStar Wyandotte II, LLC ........................            --           2,683
Sapphire Beach Resort & Marina ...................            --           2,116
Ballston Parking Associates ......................            --           1,629

BoyStar Ventures, L.P. ...........................            --           1,546
Other ............................................         3,004           5,910
                                                         -------         -------
                                                         $30,003         $40,109
                                                         =======         =======

     As described in Note 15, we wrote off our investments in Capstar Wyandotte II, BoyStar Ventures, LP, Sapphire Beach Resort & Marina and several notes receivable in the first quarter of 2001. An interest in Ballston Parking Associates was assigned to MeriStar Hospitality Corporation as a result of the transfer of hotel leases to MeriStar Hospitality's taxable subsidiaries on January 1, 2001.

     The combined summarized financial information of our unconsolidated joint ventures and affiliated companies is as follows:

                                                              December 31,
                                                         -----------------------
                                                          2001            2000
                                                         --------       --------
Balance sheet data:
Current assets .................................         $ 12,672       $ 31,712
Non-current assets .............................          413,652        429,094
Current liabilities ............................           16,271         16,610
Non-current liabilities ........................          228,458        240,757
Equity .........................................          181,595        203,439
Operating data:
Revenue ........................................         $147,719       $143,877
Net income .....................................            9,734          9,352

4.   Intangible Assets

     Intangible assets consist of the following:

                                                             December 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------      --------
Goodwill .........................................      $132,512      $130,468
Hotel contracts ..................................        43,000        41,747
Other ............................................         6,338         6,582
                                                        --------      --------
                                                         181,850       178,797
Less accumulated amortization ....................       (18,498)      (11,899)
                                                        --------      --------
                                                        $163,352      $166,898
                                                        ========      ========

     During 2000, we conducted a review of each property's performance and anticipated future performance and our expected future income from those properties in accordance with SFAS No. 121. We conducted this review in connection with the possible restructuring of our lease arrangements. As a result of this review, we reduced our expectation for the future performance of some of our leased limited-service hotels. This process triggered an impairment review of our long-lived intangible assets, including goodwill. The review included an analysis of our expected future undiscounted cash flows in comparison to the net book value of the long-lived intangible assets associated with these hotels. This review indicated that certain long-lived intangible assets, including goodwill, were impaired. We estimated the fair value of the long-lived intangible assets by using the discounted expected future cash flows generated by the underlying assets. We reduced the net book value of those long-lived intangible assets to their estimated fair value and recorded an impairment loss of $21,657 to adjust the goodwill related to our leased limited-service hotels.

5.   Long-Term Debt

     Long-term debt consists of the following:

                                                               December 31,
                                                         -----------------------
                                                           2001          2000
                                                         --------      --------
Senior secured credit facility .....................     $ 82,500      $100,000
Revolving credit facility with MeriStar Hospitality        36,000            --
Other ..............................................           --           187
                                                         --------      --------
                                                         $118,500      $100,187
                                                         --------      --------
Less current portion ...............................      (10,000)         (147)
                                                         --------      --------
                                                         $108,500      $100,040
                                                         ========      ========

     Senior Secured Credit Facility--On February 29, 2000, we entered into a $100 million senior secured credit facility among a syndicate of banks. Our senior secured credit facility has only a revolving credit facility and no term facilities. The interest rate on the facility was the 30-day London Interbank Offered Rate plus 350 basis points. The senior secured credit facility originally was to expire in February 2002, with a one-year extension at our option.

     The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, reporting requirements and other customary restrictions. Travel disruptions and safety concerns following the terrorist attacks on September 11, 2001 had a significant negative impact on the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with these financial covenants. However, effective September 30, 2001, we finalized a waiver of all affected financial covenants with our senior bank group through February 28, 2002. On January 28, 2002, we amended our senior secured credit facility to provide more flexibility with certain financial covenants and allow us to extend the maturity from February 2002 until February 2003. The interest rate on the facility was increased to the 30-day London Interbank Offered Rate plus 450 basis points. The amendment also reduced our borrowing capacity to $82.5 million. The amendment also sets restrictions on investments and capital expenditures as well as requiring that availability under the facility be reduced by $2.5 million on February 28, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. In addition, on January 31, 2003, the amount available under the senior credit facility will be further reduced in the amount of our EBITDA greater than $20 million, for 2002. Based on this amendment, we have reclassified $10 million from Long-term debt to Long-term debt, current portion on the consolidated balance sheet at December 31, 2001.

     The weighted average effective interest rate on borrowings under our senior credit facility as of December 31, 2001 and 2000 was 7.9% and 10.2%, respectively. We incurred interest expense of $6.9 million and $7.3 on this facility during 2001 and 2000, respectively.

     Revolving Credit Facility with MerStar Hospitality--In 1998, we entered into a three-year, $75,000 unsecured revolving credit facility with MeriStar Hospitality. This facility was subsequently amended on February 29, 2000 to reduce the maximum borrowing limit to $50,000 and to change the maturity date to 91 days after the maturity of our senior secured credit facility. The credit facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. Interest on the facility is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The weighted average effective interest rate as of December 31, 2001 was 10.8%. We incurred interest expense of $3,610, $955, and $4,907 on this facility during 2001, 2000, and 1999, respectively.

     On January 25, 2002, we amended our credit facility with MeriStar Hospitality Corporation to provide financial covenant relief similar to that in our senior credit facility. The maturity date and interest rate remained the same.

     In connection with the execution of the amendment to the revolving credit facility with MeriStar Hospitality, we executed a Term Note payable to MeriStar Hospitality in the amount of $13,069, which refinances our account payable due to MeriStar Hospitality. The Term Note bears interest at the 30-day London Interbank Offered Rate plus 650 basis points and matures on the same date as the revolving credit facility with MeriStar Hospitality.

     We have determined that the fair values of our outstanding borrowings on our senior credit facility and note payable to MeriStar Hospitality approximate their carrying values at December 31, 2001.

6.   Income Taxes

     Our effective income tax expense (benefit) rate for the years ended December 31, 2001, 2000 and 1999 differs from the federal statutory income tax rate as follows:

                                                   2001      2000     1999
                                                  -----     -----     ----
Statutory tax rate ...........................    (35.0)%   (35.0)%   35.0%
State and local taxes ........................     (4.0)     (3.9)     4.0
Difference in rates on foreign subsidiaries ..      0.5       0.3       --
Business meals and entertainment .............      0.2       0.3      0.7
Compensation expense .........................      2.8       1.9     (0.5)
   Tax credits ...............................    (28.1)       --       --
Valuation allowance ..........................     28.1        --     (5.8)
Amortization .................................      0.4       1.2       --
Other ........................................      2.2      (4.5)     3.6
                                                  -----     -----     ----
                                                  (32.9)%   (39.7)%   37.0%
                                                  =====     =====     ====

     The components of income tax expense (benefit) are as follows:

                                      2001       2000       1999
                                    --------    -------    ------
Current:
     Federal ....................   $     --    $   100    $   --
     State ......................        450        525        46
     Foreign ....................      1,260      1,448        --
                                    --------    -------    ------
                                       1,710      2,073        46
                                    --------    -------    ------
Deferred:
     Federal ....................     (8,827)    (6,798)    3,276
     State ......................     (2,170)    (1,448)      604
                                    --------    -------    ------
                                     (10,997)    (8,246)    3,880
                                    --------    -------    ------
                                    $ (9,287)   $(6,173)   $3,926
                                    ========    =======    ======

     The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) at December 31, 2001 and 2000 are as follows:

                                                            2001          2000
                                                          --------      --------
Deferred tax assets:
     Allowance for doubtful accounts ................     $     --      $   387
     Minority interests temporary difference ........        1,279          347
     Net operating loss carryforward ................       16,937          572
     Accrued expenses ...............................        1,388        2,936
     Deferred income ................................           --           40
           Tax credits ..............................        7,925           --
     Other ..........................................           84           48
                                                          --------      -------
          Total gross deferred tax assets ...........       27,613        4,330
            Less:  valuation allowance ..............       (7,925)          --
                                                          --------      -------
              Net deferred tax assets ...............     $ 19,688      $ 4,330
                                                          ========      =======
Deferred tax liabilities:
     Allowance for doubtful accounts ................     $   (180)     $    --
     Depreciation and amortization expense ..........       (9,237)      (5,871)
     Prepaid expenses ...............................         (304)         (98)
     Intangible assets basis differences ............       (1,340)      (3,572)
           Equity in investee earnings ..............         (609)          --
     Other ..........................................         (253)        (297)
                                                          --------      -------
          Total gross deferred tax liabilities ......      (11,923)      (9,838)
                                                          --------      -------
          Net deferred tax asset (liability) ........     $  7,765      $(5,508)
                                                          ========      =======

     At December 31, 2001, we had potential federal income tax benefits of $7,925 from certain tax credits that generated deferred tax assets during 2001. For financial reporting purposes, we established a valuation allowance of $7,925 due to the substantial uncertainty associated with realizing this deferred tax asset.

     At December 31, 2001, we had net operating loss carryforwards of approximately $41,076 that begin to expire in 2018.

7.   Stockholders' Equity and Minority Interests

     Common Stock--In conjunction with our spin-off from CapStar, CapStar distributed all of the 24,948,754 outstanding shares of our common stock to its stockholders, on a share-for-share basis.

     In 1998, we established a stock purchase plan that allowed eligible employees to purchase our common stock at a discount to market value. We have reserved 1,500,000 shares of common stock for issuance under this plan. As of December 31, 2000, we had sold approximately 641,000 shares under this plan. We suspended this employee stock purchase plan effective December 31, 2000. In 2001, we distributed shares held in the plan to each participant.

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

     Operating Partnership Units-- MeriStar H&R Operating Company, L.P., our subsidiary operating partnership, indirectly holds substantially all of our assets. We are the sole general partner of that partnership. We, one of our directors and approximately 85 independent third-parties are limited partners of that partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. The agreement also gives us, as general partner, the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series. These interests may have such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.

     The partnership agreement currently has three classes of limited partnership interests: Class A units, Class B units and Preferred units. As of December 31, 2001, the ownership of the limited partnership units was as follows:

     . We and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock; and

     . Other limited partners own 543,539 Class A units, 1,275,607 Class B units and 392,157 Preferred units.

     We did not make any distributions during 2001, 2000 or 1999 to the holders of the Class A units and Class B units. Holders of preferred units receive a 6.5% cumulative annual preferred return based on capital amount of $3.34 per unit; compounded quarterly to the extent not paid currently. All net income and capital proceeds received by the partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A units and Class B units in proportion to the number of units owned by each holder.

     The holders of each Class A or Class B unit not held by us or one of our subsidiaries is redeemable for cash equal to the value of one share of our common stock or, at our option, one share of our common stock. Until April 1, 2004, the partnership may redeem the Preferred units for cash at a price of $3.34 per unit or, (with the holder's consent) for our common stock having equivalent aggregate value. After April 1, 2004, each holder of the Preferred units may require the partnership to redeem these units for cash at a price of $3.34 per unit or, at the holder's option, shares of our common stock having equivalent aggregate value. If we or the holders of the Preferred units chose to redeem the Preferred units for our common stock instead of cash, and if our common stock was valued at that time at less than $3.34 per share, we would have to issue more shares of our common stock than the number of Preferred units being redeemed. For example, at December 31, 2001, our stock price was $0.69 per share. If the Preferred units were redeemed for common stock at that date, we would have issued 1,898,267 shares of our common stock, which would have represented approximately 4.9% of our then outstanding common stock, with respect to 392,157 Preferred units then outstanding.

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

     In May 2000, we repurchased 409,523 Class A operating partnership units at a price of $2.81 per unit.

8.   Earnings (Loss) Per Share

     The following tables present the basic and diluted earnings (loss) per share computations for the years ended December 31, 2001, 2000 and 1999:

                                                                       2001        2000       1999
                                                                     --------    --------    -------
Basic Earnings (Loss) Per Share Computation:
     Net income (loss) ...........................................   $(18,949)   $ (9,380)   $ 6,685
     Weighted average number of shares of common stock outstanding     36,986      34,148     27,868
                                                                     --------    --------    -------
     Basic earnings (loss) per share .............................   $  (0.51)   $  (0.27)   $  0.24
                                                                     ========    ========    =======
Diluted Earnings (Loss) Per Share Computation:
     Net income (loss) ...........................................   $(18,949)   $ (9,380)   $ 6,685
                                                                     --------    --------    -------
Weighted average number of shares of common stock outstanding ....     36,986      34,148     27,868
Common stock equivalents--stock options ..........................         --          --        146
Common stock equivalents--operating partnership units ............         --          --        392
                                                                     --------    --------    -------
Total weighted average number of diluted shares of common stock
   Outstanding ...................................................     36,986      34,148     28,406
                                                                     --------    --------    -------
Diluted earnings (loss) per share ................................   $  (0.51)   $  (0.27)   $  0.24
                                                                     ========    ========    =======

     We do not include operating partnership units in the computation of diluted earnings (loss) per share when their effect is anti-dilutive.

9.   Related-Party Transactions

     Pursuant to an intercompany agreement, we and MeriStar Hospitality provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, we have a right of first refusal to become the manager of any real property MeriStar Hospitality acquires. Under our intercompany agreement with MeriStar Hospitality, we provide each other with certain services. These services include administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We believe we compensate each other in an amount that would be charged by an unaffiliated third party for comparable services. We were paid a net amount of $151, $1,165 and $1,600 during 2001, 2000 and 1999, respectively, for services provided to MeriStar Hospitality.

10.  Stock-Based Compensation

     We have an equity incentive plan that authorizes us to issue and award options for up to up 15 percent of the number of outstanding shares of our common stock. We may grant awards under the plan to directors, officers, or other key employees.

     We also have an equity incentive plan for non-employee directors that authorizes us to issue and award options for up to 500,000 shares of common stock. These options vest in three annual installments beginning on the date of grant and on subsequent anniversaries, provided the eligible director continues to serve as a director on each such anniversary. Options granted under the plan are exercisable for ten years from the grant date.

     We had a stock purchase plan that allowed eligible employees to purchase our common stock at a discount to market value. We reserved 1,500,000 shares of common stock for issuance under this plan. We suspended this employee stock purchase plan effective December 31, 2000.

Stock option activity is as follows:

                                           Equity Incentive Plan      Directors Plan
                                           ---------------------   -------------------
                                                         Average               Average
                                                         -------               -------
                                           Number of     Option    Number of    Option
                                           ---------     ------    ---------    ------
                                            Shares       Price      Shares      Price
                                           ---------     ------     -------    -------
Balance, January 1, 1999 ..............    2,803,720       3.37      45,000       3.28
     Granted ..........................      449,425       3.22      40,000       4.19
     Exercised ........................      (79,323)      2.48          --         --
     Forfeited ........................     (178,078)      3.62          --         --
                                           ---------     ------     -------    -------
Balance, December 31, 1999 ............    2,994,744       3.36      85,000       3.71
     Granted ..........................      973,750       3.01      35,000       2.94
     Exercised ........................      (49,965)      2.37          --         --
     Forfeited ........................     (285,182)      3.42     (22,500)      3.61
                                           ---------     ------     -------    -------
Balance, December 31, 2000 ............    3,633,347       3.25      97,500       3.46
     Granted ..........................    1,834,250       0.71      30,000       2.00
     Exercised ........................       (2,000)      2.36          --         --
     Forfeited ........................     (512,778)      3.39          --         --
                                           ---------     ------     -------    -------
Balance, December 31, 2001 ............    4,952,819     $ 2.30     127,500    $  3.12
                                           =========     ======     =======    =======
Shares exercisable at December 31, 2001    2,653,498     $ 3.27      67,506    $  3.50
                                           =========     ======     =======    =======
Shares exercisable at December 31, 2000    2,359,033     $ 3.37      35,000    $  3.54
                                           =========     ======     =======    =======
Shares exercisable at December 31, 1999    1,776,946     $ 3.40      15,000    $  3.28
                                           =========     ======     =======    =======

     The following table summarizes information about stock options outstanding at December 31, 2001:

                          Options Outstanding               Options Exercisable
                  ------------------------------------    -----------------------
                                  Weighted
                                  --------
                                  Average     Weighted                   Weighted
                                  -------     --------                   --------
                                 Remaining     Average                   Average
                                 ---------     -------                   -------
   Range of         Number      Contractual   Exercise      Number       Exercise
   --------         ------      -----------   --------      ------       --------
exercise prices   Outstanding      Life         Price     Exercisable      Price
---------------   -----------      ----         -----     -----------     -------
$0.56 to $0.69     1,746,500       9.90         $0.65             --      $ 0.00
$0.80 to $3.06     1,761,558       7.03          2.68      1,212,805        2.67
$3.14 to $4.43     1,481,036       6.40          3.71      1,416,974        3.72
$4.45 to $4.76        91,225       5.85          4.59         91,225        4.59
                   ---------       ----         -----      ---------      -------
$0.56 to $4.76     5,080,319       7.81         $2.32      2,721,004      $ 3.28
                   =========       ====         =====      =========      =======

     We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, we apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for the equity incentive plans and no compensation cost has been recognized as all grants have been made at fair value.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if we had accounted for our employee stock options using the fair value method. The weighted average fair value of the options granted was $0.40, $1.88 and $1.49 during 2001, 2000, and 1999, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                           2001         2000         1999
                                           ----         ----         ----

Risk-free interest rate............        5.60%        6.70%        6.70%
Dividend rate......................          --           --           --

Volatility factor..................        0.68         0.59         0.56

Weighted average expected life.....        2.83 years   2.83 years   2.63 years

     Our pro forma net income (loss) and basic earnings (loss) per share as if the fair value method had been applied were as follows:

                                        2001        2000       1999
                                      --------    --------    ------
Pro forma net income (loss).......    $(19,424)   $(11,585)   $6,185
Basic earnings (loss) per share...      $(0.53)     $(0.34)    $0.22

     The effects of applying Statement of Financial Accounting Standards No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future years.

11.  Commitments and Contingencies

     We lease 48 limited-service hotels under non-cancelable participating leases with remaining initial terms ranging from 9 to 12 years, expiring through 2013. The total amount payable on these participating leases was $4,829 and $11,526 at December 31, 2001, and 2000, respectively. We also lease apartments for our Corporate Housing operations and corporate office space. Future minimum lease payments required under these operating leases as of December 31, 2001 were as follows:

2002..........     $60,484
2003..........      42,278
2004..........      40,148
2005..........      39,657
2006..........      38,381
Thereafter....     225,566
                  --------
                  $446,514
                  ========

     We received notification from the NYSE that we are not in compliance with the continued listing standards of the NYSE because our average closing share price was less than $1.00 over a consecutive 30-day trading period. The NYSE's continued listing standards require that we bring our 30-day average closing price and our share price above $1.00 by June 20, 2002, subject to certain conditions. We are currently evaluating our alternatives with regard to complying to this standard.

     In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

12.  Segments

     We are organized into two operating divisions: hotel management and corporate housing, both of which are reportable operating segments. Each division is managed separately because of its distinctive products and services. In 1999, we were organized into three different operating segments: upscale, full-service hotels; premium limited-service hotels and inns; and resort properties. In 2000, we reorganized our operations into four operating divisions: hospitality management, corporate housing, golf management and vacation ownership. In 2001, we reorganized our golf operations and included them in our hotel management segment. We also eliminated our vacation ownership segment in 2001. Accordingly, we reclassified the segment information for 2000 and 1999 to reflect the changes we made in 2001. We evaluate the performance of each division based on earnings before interest, taxes, depreciation, and amortization.

                                                       Hotel       Corporate                Financial
                                                       -----       ---------                ---------
                                                     Management     Housing     Other      Statements
                                                     ----------    --------    ---------   -----------
Year Ended December 31, 2001
Revenues .........................................   $  201,843     $103,733   $     298     $ 305,874
Earnings before interest, taxes, depreciation, and
   amortization ..................................       17,890        1,139     (24,134)       (5,105)
Total assets .....................................       22,692       19,108     201,137       242,937

Year Ended December 31, 2000
Revenues .........................................   $1,345,144     $ 64,910   $     814   $ 1,410,868
Earnings before interest, taxes, depreciation, and
   amortization ..................................       16,718        4,650     (22,144)         (776)
Total assets .....................................      156,972       22,878     154,032       333,882

Year Ended December 31, 1999
Revenues .........................................   $1,292,221     $     --   $    (107)  $ 1,292,114
Earnings before interest, taxes, depreciation, and
   amortization ..................................       23,500           --        (236)       23,264
Total assets .....................................      111,216           --     146,928       258,144

The other items in the tables above represent operating segment activity and assets for the non-reportable segments and non-operating segment activity and assets. The non-operating segment activity includes merger and lease conversion costs, charges to investments and advances to affiliates, restructuring charges and impairment charges. The non-operating segment assets are primarily unallocated corporate expenses and intangibles and other miscellaneous assets.

     Revenues for foreign operations for the years ended December 31 were as follows:

                         2001      2000      1999
                        -------   -------   -------

Canada...............   $11,200   $27,724   $21,477
United Kingdom.......   $30,460   $16,152   $    --
   France               $   196   $    --   $    --

13.  Acquisitions

     On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. for $1.50 in cash and 0.5 shares of our common stock for each share of BridgeStreet common stock outstanding. We issued 4,072,000 shares of common stock and paid $12,216 to BridgeStreet's shareholders. In addition, we repaid $12,021 of BridgeStreet's outstanding debt as part of the acquisition. BridgeStreet provides corporate housing services in the United States, Canada, and Europe. The total purchase price of the acquisition was approximately $37,605, which resulted in $34,335 of goodwill. We are amortizing the goodwill on a straight line basis over 35 years. We accounted for the acquisition as a purchase. Accordingly, we have included the operating results of BridgeStreet in our consolidated financial statements since May 31, 2000, the date of acquisition. The following table summarizes the acquisition:

Cash paid to BridgeStreet shareholders.............................   $ 12,216
MeriStar common stock issued to BridgeStreet shareholders..........     11,239
BridgeStreet debt repaid...........................................     12,021
Transaction costs..................................................      2,129
                                                                      --------
     Total cost of acquisition.....................................     37,605
Fair value of liabilities acquired.................................     14,001
Fair value of assets acquired......................................    (17,271)
                                                                      --------
Goodwill...........................................................   $ 34,335
                                                                      ========

     The following unaudited pro forma consolidated results of operations are presented as if we had acquired BridgeStreet at the beginning of the periods presented:

                                            Pro Forma Information
                                            ---------------------
                                                 (Unaudited)
                                                 -----------
                                              2000          1999
                                           ----------    ----------
Revenue...............................     $1,452,571    $1,387,669

Net income (loss).....................     $  (10,325)   $    5,832
Diluted earnings (loss) per share.....     $    (0.30)   $     0.18

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

     On January 1, 2001 we acquired a 51% interest in Flagstone and on August 17, 2001, our corporate housing division acquired Paris based Apalachee Bay Properties for approximately $1,500, of which approximately $760 is accrued as of December 31, 2001. We accounted for these acquisitions using the purchase method. These acquisitions were insignificant to our 2001 operations; therefore we have not presented pro forma results.

14.  Merger and Lease Conversion Costs

     On February 26, 2001, we mailed a proxy to our shareholders seeking approval of a merger agreement providing for a merger of a wholly-owned subsidiary of American Skiing Company, a Delaware corporation, with and into our company and the other transactions contemplated by that merger agreement. On March 22, 2001, we and the other parties to the merger agreement mutually agreed to terminate the merger agreement. There were no termination fees payable to any of the parties. During the years ended 2001 and 2000, we incurred $4,239 and $2,650, respectively, of expenses related to the proposed merger. These expenses are included in our statements of operations.

     During 2000, we incurred $339 in costs related to the conversions of the MeriStar Hospitality leases to management contracts.

15. Charges to Investments in and Advances to Affiliates, Accounts and Notes Receivable, and Other

     During 2001, we recorded a charge in the amount of $16,098 to record an allowance for accounts and notes receivables and to write-off the remaining book values of impaired and abandoned assets. The following is a summary of the amounts comprising this charge.

     . During the first quarter of 2001, several of the hotels that we manage experienced severe financial difficulties, which affected the collectibility of our accounts and notes receivable from these hotels. One of the hotel owners filed for bankruptcy. The lender subsequently foreclosed on this hotel in early July 2001. We terminated our management agreement with another of the hotel owners in the second quarter of 2001. As a result, we fully provided for the amounts due from these entities in the amount of $5.1 million and recorded a charge to write-off other related assets in the amount of $1.8 million.

     . We also wrote-off our investments in an internet services company and certain real estate ventures. The internet services company significantly curtailed its operations during the first quarter of 2001. We are involved in a dispute with our partners in the real estate ventures and believe that the recorded values of our investments in these real estate ventures have been impaired as a result of this dispute. We recorded a charge in the amount of $5.2 million to reduce the book values of these assets.

     . In connection with the conversion of our lease contracts to management contracts, we implemented changes to our business structure, which resulted in the abandonment of certain fixed assets totaling $2.9 million.

     . One of our former partners in our operating partnership claimed that we owed them special distributions under the partnership agreement. We have estimated the amount of distributions due to the former partner to be $325,000 which we accrued at March 31, 2001 and paid later in 2001.

     . We exited three management contracts in October 2001. This resulted in uncollectible management fees and reimbursable expenses. We fully provided for the amount due from these entities in the amount of $798,000 in September 2001. We have not collected any amounts on these receivables.

     . We exited three management contracts in October 2001. This resulted in uncollectible management fees and reimbursable expenses. We fully provided for the amount due from these entities in the amount of $798,000 in September 2001. We have not collected any amounts on these receivables.

16.  Restructuring Expenses

     During the second quarter of 2001, we incurred restructuring charges in connection with personnel changes primarily as a result of the change to management contracts with MeriStar Hospitality and the termination of the merger agreement with American Skiing Company. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 10%, or $3.5 million. The restructuring included eliminating approximately 55 corporate staff positions that were no longer needed under the new structure.

     As a result of the restructuring, we recorded restructuring charges of $855 in 2001, none of which remains accrued at December 31, 2001. The restructuring charge consisted of $842 of severance costs and $13 of non-cancelable lease costs.

     During the third and fourth quarters of 2001, we restructured our corporate housing division as a result of the slowdown in the economy and shifting focus on certain markets. We incurred restructuring charges in connection with closing offices in four BridgeStreet markets and realigned and eliminated certain administrative functions. We eliminated approximately 54 positions as a result of this restructuring. This restructuring is expected to reduce our annualized expense by approximately $1.5 million. As a result of the restructuring, we recorded restructuring charges of $1,219 in 2001. The restructuring charge consisted of $133 of severance costs and $1,086 of non-cancelable lease costs. We applied $133 and $881 in severance and lease termination costs, respectively, against the restructuring accrual, of which $205 remains at December 31, 2001.

     During the fourth quarter of 2001, we recorded restructuring charges of $1,405. This charge consisted entirely of severance-related costs, including the accelerated vesting of restricted stock. This charge also represents the elimination of approximately 15 corporate positions and is the result of declines in our business due to the slowdown of the national economy and the disruptions in business and leisure travel due to travel safety concerns since the terrorist attacks on September 11, 2001. This restructuring is expected to reduce our annualized expense by approximately $1.9 million. During 2001, $1,090 in severance was applied against the restructuring accrual, of which $315 remains at December 31, 2001.

17.  Quarterly Financial Information (Unaudited)

     The  following is a summary of our quarterly results of operations:

                                                        2001                                      2000
                                        -------------------------------------   -----------------------------------------
                                         First    Second     Third    Fourth     First      Second     Third      Fourth
                                         -----    ------     -----    ------     -----      ------     -----     --------
                                        Quarter   Quarter   Quarter   Quarter   Quarter    Quarter    Quarter     Quarter
                                        -------   -------   -------   -------   --------   --------   --------   --------
Total revenue........................   $79,750   $83,517   $77,617   $64,990   $340,627   $372,684    355,858   $341,699
Total operating expenses.............    95,694    82,842    79,324    66,809    335,031    349,517    355,362    381,955
Net operating income (loss) .........   (15,944)      675    (1,707)   (1,819)     5,596     23,167        496    (40,256)
Net income (loss)....................   (10,826)   (1,120)   (2,282)   (4,721)     2,440     12,490       (901)   (23,409)
Diluted earnings (loss) per share....   $ (0.30)  $ (0.03)  $ (0.06)  $ (0.12)  $   0.08   $   0.37   $  (0.03)  $  (0.65)

     During the fourth quarter of 2001, we recorded a $1,649 restructuring charge related to the elimination of corporate positions and estimated non-cancelable lease costs related to the corporate housing division.

     During the fourth quarter of 2000, we recorded a $21,657 loss on asset impairment related to our leased limited-service hotels. We also recognized $2,989 of expenses related to our merger discussions with American Skiing Company and the lease conversions of the MeriStar Hospitality leases.

18.  Supplemental Cash Flow Information

                                                                                     2001        2000        1999
                                                                                   --------    --------    --------


Cash paid for interest and income taxes:
     Interest ..................................................................    $ 10,747    $  6,166    $  4,907
     Income taxes ..............................................................       1,582         722          36
Non-cash investing and financing activities:
     Conversion of operating partnership units to common stock .................       3,623         391       7,835
     Operating partnership units issued and/or assumptions of liabilities in ...
        purchase of intangible assets ..........................................          --          --       8,346
Issuance of common stock to BridgeStreet shareholders ..........................          --      11,239          --
Fair value of assets acquired ..................................................          --      17,271          --
Fair value of liabilities acquired .............................................          --      14,001          --
Fair value of debt assumed .....................................................          --      12,021          --

Operating assets and liabilities acquired from BridgeStreet Paris:
        Accounts receivable ....................................................          46          --          --
        Prepaid expenses and other .............................................          24          --          --
        Furniture, fixtures and other ..........................................           9          --          --
                                                                                    --------    --------    --------
Total operating assets acquired ................................................    $     79    $     --    $     --
                                                                                    ========    ========    ========
       Accounts payable and accrued expenses ...................................         232
       Income taxes ............................................................          20          --          --
                                                                                    --------    --------    --------
Total liabilities acquired .....................................................    $    252    $     --    $     --
                                                                                    ========    ========    ========

Operating assets and liabilities transferred in lease conversion:
       Accounts receivable .....................................................      52,072          --          --
       Prepaid expenses ........................................................       1,478          --          --
       Deposits and other ......................................................       6,462          --          --
       Furniture, fixtures and other, net ......................................         152          --          --
       Investments in and advances to affiliates ...............................       1,796          --          --
                                                                                    --------    --------    --------
Total operating assets transferred .............................................    $ 61,960    $     --    $     --
                                                                                    ========    ========    ========
Accounts payable and accrued expenses ..........................................      65,706          --          --
Long-term debt .................................................................          32          --          --
                                                                                    --------    --------    --------
Total liabilities transferred ..................................................    $ 65,738    $     --    $     --
                                                                                    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Items 401 and 405 of Regulation S-K with respect to our Directors and Executive Officers is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in our definitive proxy for our 2002 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections titled "Executive Compensation," "Compensation of Directors" and "Stock Option Grants" in our 2002 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section titled "Principal Stockholders" in our 2002 proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section titled "Certain Relationships and Related Transactions" in our 2002 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Index to Financial Statements and Financial Statement Schedules

          1.   Financial Statements

               The Financial Statements included in the Annual Report on Form 10-K are set forth in Item 8.

          2.   Reports on Form 8-K - none

(b)  Exhibits

     All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Commission.

Exhibit No.                   Description of Document
-----------                   -----------------------
2.1       Acquisition Agreement, dated March 15, 1998, among MeriStar H&R Operating Company, L.P.,
          American General Hospitality, Inc. and AGHL GP, Inc. and certain other parties (incorporated by reference to Exhibit 2.1 to the Company's Form S-1/A filed with the Securities and
          Exchange Commission on June 5, 1998 (Registration No. 333-49881)).
2.2       Contribution, Assumption and Indemnity Agreement between CapStar Hotel Company and MeriStar
          H&R Operating Company, L.P. (incorporated by reference to Exhibit 99.4 to CapStar Hotel Company's
          Report on Form 8-K dated March 17, 1998).
2.3       Agreement and Plan of Merger by and among MeriStar Hotels & Resorts, Inc, MeriStar Brooklyn,
          Inc. and BridgeStreet Accommodations, Inc. dated as of March 23, 2000 (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange
          Commission on March 24, 2000).
3.1       Amended and Restated Certificate of Incorporation of MeriStar Hotels & Resorts, Inc.
          (incorporated by reference to Exhibit 3.1 to the Company's Form S-1/A filed with the
          Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1     Certificate of Amendment of the Restated Certificate of Incorporation dated June 30, 2001.
3.2       By-laws of MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the
          Company's Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998
          (Registration No. 333-49881)).
4.1       Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's
          Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration
          No. 333-49881)).
4.2       Preferred Share Purchase Rights Agreement, dated July 23, 1998, between MeriStar Hotels &
          Resorts, Inc. and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company's
          Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998(Registration
          No. 333-49881)).
4.2.1     Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company's Form
          S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No.
          333-49881)).
4.2.2     Amendment to Rights Agreement, dated December 8, 2000, between MeriStar Hotels & Resorts,
          Inc. and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form
          8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.3       Stock Purchase Agreement, dated March 31, 1999 (the "Stock Purchase Agreement"), between
          MeriStar Hotels & Resorts, Inc., Oak Hill Capital Partners, L.P. and Oak Hill Capital
          Management Partners, L.P. (incorporated by reference to Exhibit 4.5 to the Company's Form
          10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
4.3.1     Amendment to the Stock Purchase Agreement (incorporated by reference to Exhibit 4.6 to the
          Company's Form 10-Q filed with the Securities and Exchange Commission for the three months ended
          March 31, 1999).
4.4       Registration Rights Agreement, dated March 31, 1999, between MeriStar Hotels & Resorts, Inc.,
          Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company's Form 10-Q filed with the Securities and Exchange
          Commission for the three months ended March 31, 1999).
10.1      Amended and Restated Agreement of Limited Partnership of MeriStar H&R Operating Company, L.P.
          dated as of August 3, 1998 (incorporated by reference to Exhibit 10.11 to the Company's Form
          10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.2      Senior Secured Credit Agreement dated as of February 29, 2000 between MeriStar H&R

          Operating Company, L.P. and certain subsidiaries and Societe Generale,Southwest Agency and certain other parties (the "Senior Credit Agreement") (incorporated by reference to Exhibit
          10.11 to the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999).
10.2.1    First Amendment to the Senior Credit Agreement (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended
          December 31, 2000).
10.2.2    Second Amendment to the Senior Credit Agreement.
10.2.3    Third Amendment to the Senior Credit Agreement.
10.3      Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality
          Operating Partnership, L.P., MeriStar Hotel Lessee, Inc., MeriStar Hotels & Resorts, Inc. and
          MeriStar H&R Operating Company L.P. ("Intercompany Agreement")
10.3.1    Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to the
          Company's Form 10-K filed with the Securities and Exchange Commission for the year ended
          December 31, 2000).
10.4      Revolving Credit Agreement (the "Revolving Credit Agreement"), dated as of August 3, 1998, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating
          Partnership, L.P. (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.4.1    Amendment to Revolving Credit Agreement (incorporated by reference to Exhibit 10.13 to the
          Company's Form 10-K filed with the Securities and Exchange Commission for the year ended
          December 31, 1999).
10.4.2    Second Amendment to Revolving Credit Agreement
10.5      Term Note by MeriStar H&R Operating Company, L.P. to MeriStar Hospitality Operating
          Partnership, L.P.
10.6      Agreement of Limited Partnership of MIP Lessee, L.P. (incorporated by reference to Exhibit
          10.12 to the Company's Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
10.7      MeriStar Hotels & Resorts, Inc. Incentive Plan (the "Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Company's Form S-1/A filed with the Securities and Exchange
          Commission on June 19, 1998 (Registration No. 333-49881)).
10.7.1    Amendment to the Incentive Plan.
10.8      MeriStar Hotels & Resorts, Inc. Non-Employee Directors' Incentive Plan (the "Directors'
          Plan") (incorporated by reference to Exhibit 10.7 to the Company's Form S-1/A filed with the
          Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.8.1    Amendment to the Directors' Plan.
10.9      MeriStar Hotels & Resorts, Inc. Employee Stock Purchase Plan.
10.10     Employment Agreement between MeriStar Hotels & Resorts, Inc., MeriStar Management Company,
          LLC and Paul W. Whetsell (incorporated by reference to Exhibit 10.1 to the Company's Form
          10-Q filed with the Securities and Exchange Commission for the three and nine months ended
          September 30, 2000).
10.11     Employment Agreement between MeriStar Hotels & Resorts, Inc. and Steven D. Jorns
          (incorporated by reference to Exhibit 10.2 to the Company's Form S-1/A filed with the
          Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.12     Employment Agreement between MeriStar Hotels & Resorts, Inc., MeriStar Management Company,
          LLC and John Emery (incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q filed with the Securities and Exchange Commission for the three and nine months ended
          September 30, 2000).
10.13     Employment Agreement between MeriStar Hotels & Resorts, Inc., MeriStar H&R Operating Company,
          LLC and James A. Calder (incorporated by reference to Exhibit 10.4 to the Company's Form
          S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No.
          333-49881)).
10.14     Employment Agreement between MeriStar Hotels & Resorts, Inc., MeriStar Management

          Company,LLC and Robert Morse.
10.15     Employment Agreement between MeriStar Management Company, LLC and Thomas Vincent.
21        Subsidiaries of the Company.
23        Consent of KPMG LLP.
24        Power of Attorney (see signature page).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MeriStar Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MERISTAR HOTELS & RESORTS, INC.


                                      By:/s/ PAUL W. WHETSELL
                                         --------------------
                                                     Paul W. Whetsell
                                           Chief Executive Officer and Chairman
                                                       of the Board

Dated:   March 5, 2002

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

     Signature                       Title                       Date
--------------------      -----------------------------       -------------


                          Chief Executive Officer and         March 5, 2002
/s/ PAUL W. WHETSELL      Chairman of the Board of
--------------------      Directors (Principal
  Paul W. Whetsell        Executive Officer)


/S/ STEVEN D. JORNS       Vice Chairman of the Board of       March 5, 2002
-------------------       Directors
   Steven D. Jorns

/s/ JOHN EMERY            President, Chief Operating          March 5, 2002
--------------            Officer and Director
    John Emery


/s/ JAMES A. CALDER       Chief Financial Officer             March 5, 2002
-------------------       (Principal Financial and
    James A. Calder       Accounting Officer)


/s/ J. TAYLOR CRANDALL    Director                            March 5, 2002
----------------------
    J. Taylor Crandall


/s/ LESLIE R. DOGGETT     Director                            March 5, 2002
---------------------
    Leslie R. Doggett


/s/ KENT R. HANCE         Director                            March 5, 2002
-----------------
    Kent R. Hance


/s/ S. KIRK KINSELL       Director                            March 5, 2002
-------------------
    S. Kirk Kinsell


/s/ JAMES MCCURRY         Director                            March 5, 2002
-----------------
    James McCurry


/s/ JAMES R. WORMS        Director                            March 5, 2002
------------------
    James R. Worms