Form 10-K/A
period 2001-12-31
MERISTAR HOTELS & RESORTS INC
filed 2002-04-30
CIK 1059341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2001
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from _____ to _____

                         Commission file number 1-14331

                         MERISTAR HOTELS & RESORTS, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                   52-2101815
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

   1010 Wisconsin Avenue, N.W.
           Washington, D.C.                                    20007
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code: (202) 965-4455

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class             Name of Each Exchange on Which Registered
     -------------------             -----------------------------------------
Comon Stock, $0.01 par value                  NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

         Based upon the average sale price at April 29, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $32,717,726.

         The number of shares of the registrant's common stock outstanding as of April 29, 2002 was 37,188,574.

Documents incorporated by reference: None

                                EXPLANATORY NOTE

            The sole purpose of this Form 10-K/A is to amend the Form 10-K filed on March 8, 2002 to include information set forth in Part III hereof which formerly had been contemplated to be incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission. The Company has not yet determined a date for the annual meeting of shareholders.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

DIRECTORS OF THE REGISTRANT

Directors up for election at the 2002 Annual Meeting for three-year terms expiring at the Annual Meeting in 2005.



Name, Principal Occupation                                      Served as a
--------------------------                                      -----------
and Business Experience                                        Director Since      Age        Class
-----------------------                                        --------------      ---        -----


S. KIRK KINSELL                                                     1998            47          II

   S. Kirk Kinsell has been a director of the Company since
August 1998. Mr. Kinsell is currently President and CEO of
Micell Technologies in Raleigh, North Carolina. Mr. Kinsell was the President and Chief Operating Officer of Apple South,
Inc. from 1997 until November 1998. Prior to joining Apple
South, Mr. Kinsell served as President of the Franchise
Division of ITT Sheraton and its Four Point Hotels from 1995 to 1997. Immediately prior to joining ITT Sheraton, Mr.
Kinsell worked in various positions with Holiday Inn
Worldwide, from 1988 to 1995, culminating with senior vice president in its Franchise division.

JAMES B. McCURRY                                                    1998            53          II

    James B. McCurry has been a director of the Company since
August 1998. Mr. McCurry is a management consultant. From May
2000 until May 2001, Mr. McCurry was Chief Executive Officer of an e-commerce subsidiary of Fleming Companies, Inc. From
July 1997 until May 2000, Mr. McCurry was a Partner at Bain &
Company, an international management consulting firm specializing in corporate strategy.




J. TAYLOR CRANDALL                                                  2002            45          II

   J. Taylor Crandall has been a director of the Company
since January 2002.  Mr. Crandall is presently the Managing
Partner of Oak Hill Capital Management, Inc. and also serves on the Board of Advisors of Oak Hill Strategic Partners, L.P.
Mr. Crandall first joined Keystone, Inc. in 1986 as Chief
Financial Officer; he currently serves as Chief Operating
Officer.  Prior to his affiliation with Keystone, Mr.
Crandall was a Vice President with the First National Bank of
Boston.   Mr. Crandall is also a director of MeriStar
Hospitality Corporation, Washington Mutual, Inc., Sunterra
Corporation, US Oncology, Inc., Broadwing, Inc. and American
Skiing Company.

Directors up for election at the 2002 Annual Meeting for two-year terms expiring at the Annual Meeting in 2004.

LESLIE R. DOGGETT                                                   2001            45           I

   Leslie R. Doggett has been a director of the Company since December 2001. Currently, Ms. Doggett is a consultant on tourism development with the International Association of Convention and Visitor Bureaus and the National Congress for
Community Economic Development.  From September 1993 until
2001, Ms. Doggett was the Deputy Assistant Secretary of
Tourism Industries at the International Trade
Administration. From April 1996 to January 2001, Ms. Doggett was the Deputy Under Secretary of Commerce for the United
States Travel and Tourism Administration.  From September
1993 to April 1996, Ms. Doggett was the Director of Tourism for New York City's Office of the Mayor. Prior to that she worked as a hotel sales executive for 10 years.





JOHN EMERY                                                          2000            38           I

   John Emery has been a director of the Company since December
2001. Mr. Emery has served as President and Chief Operating
Officer of the Company since September 2001. From April 2000 until that time, he was Chief Investment Officer of the Company. He was elected a director of MeriStar Hospitality Corporation in May
2001, and since September 2001, he has served as the President and Chief Operating Officer of MeriStar Hospitality. From April 2000 until that time, he was Chief Operating Officer of MeriStar
Hospitality. From August 1998 to April 2000, Mr. Emery was Chief
Financial Officer of MeriStar Hospitality. From June 1997 until
August 1998, Mr. Emery served as Chief Financial Officer and
Secretary of CapStar Hotel Company, a predecessor of the Company.
From March 1996 to June 1997, Mr. Emery served as Treasurer of
CapStar. Prior to that, from January 1987 to September 1995, he worked for Deloitte & Touche LLP in various capacities, culminating in Senior Manager for the hotel and real estate industries.

Directors Whose Terms Do Not Expire at the 2002 Annual Meeting

KENT R. HANCE                                                       1998            59         III

   Kent R. Hance has been a director of the Company since August
1998, and his current term as a Class III director expires at the Annual Meeting in 2003. Since 1994, Mr. Hance has been a law partner in the firm Hance, Scarborough & Wright, L.L.P., in Austin, Texas, and from 1991 to 1994, he was a law partner in the firm of Hance and Gamble. From 1985 to 1987, Mr. Hance was a law partner with Boyd, Viegal and Hance. Mr. Hance also served as a member of the Texas Railroad Commission from 1987 until 1991 and as its Chairman from 1989 until 1990. From 1979 to 1985, Mr. Hance served as a member of the United States Congress. In addition, Mr.
Hance served as a State Senator in the State of Texas from 1975 to 1979 and was a professor of business law at Texas Tech University from 1969 to 1973.



STEVEN D. JORNS                                                     1998            53           I

   Steven D. Jorns has been Vice Chairman of the Board of
Directors since August 1998, and his current term as a Class I director expires at the Annual Meeting in 2004.
Mr. Jorns has also been Vice Chairman of the Board of Directors of MeriStar Hospitality Corporation since August
1998. Mr. Jorns was Chief Operating Officer of the Company from August 1998 until January 1999. From April 1996 to
August 1998, Mr. Jorns was the Chairman of the Board of
Directors, Chief Executive Officer and President of
American General Hospitality Corporation. Mr. Jorns was also the founder of American General Hospitality, Inc., a predecessor of the Company, and had served since its formation in 1981 until August 1998 as its Chairman of the Board of Directors, Chief Executive Officer and President.


PAUL W. WHETSELL                                                    1998            51         III

   Paul W. Whetsell has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1998, and his current term as a Class III director expires at the Annual
Meeting in 2003. Mr. Whetsell has also been Chairman of the Board of Directors and Chief Executive Officer of MeriStar Hospitality since August 1998. Prior to August 1998, Mr. Whetsell had been
Chairman of the Board of Directors of CapStar Hotel Company, a predecessor of the Company, since 1996 and had served as President and Chief Executive Officer of CapStar since its founding in 1987.

JAMES R. WORMS                                                      1998            56         III

   James R. Worms has been a director of the Company since
August 1998, and his current term as a Class III director expires at the Annual Meeting in 2003. Mr. Worms has served since August 1995 as a Managing
Director of William E. Simon & Sons L.L.C., a private investment firm and merchant bank, and President of William E. Simon & Sons Realty, through which the firm conducts its real estate activities. Prior to joining
William E. Simon & Sons, Mr. Worms was employed in various capacities since March 1987 by Salomon
Brothers Inc, an international investment banking firm, culminating with Managing Director. Mr. Worms is also a director of MeriStar Hospitality Corporation.



Independent Director Compensation

         Independent Directors of the Company are compensated pursuant to the MeriStar Hotels & Resorts, Inc. Non-Employee Directors Incentive Plan (the "Directors Plan"). Independent Directors of the Company will be paid an annual fee of $20,000. In addition, each Independent Director will be paid $1,250 for attendance at each meeting of the Board of Directors; $1,000 for attendance at each meeting of a committee of the Board of Directors of which such director is a member and $500 for each telephonic meeting of the Board of Directors or a committee thereof of which such director is a member. Directors who are employees of the Company will not receive any fees for their service on the Board of Directors or a committee thereof. The Company will reimburse directors for their out-of-pocket expenses in connection with their service on the Board of Directors.

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

The Directors' Plan

         The purpose of the Company's Directors' Plan is to attract experienced and knowledgeable persons to serve as outside directors to the Company.

Share Authorization

         A maximum of 500,000 shares of Common Stock may be issued under the Directors Plan. The share limitation and terms of outstanding awards will be adjusted, as the Compensation Committee deems appropriate, in the event of a stock dividend, stock split, combination, reclassification, recapitalization or other similar event.

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

THE EXECUTIVE OFFICERS

     Messrs. Whetsell and Emery are executive officers of the Company, and their biographical information is set forth under Item 10. The names, positions, business experience, terms of office and ages of the other executive officers of the Company are as follows:

Names, Positions and                                                    Served as an
--------------------                                                    ------------
Offices, and Business Experience                                        Officer Since          Age
--------------------------------                                        -------------          ---
JAMES A. CALDER                                                              1998               39

   James A. Calder has served as Chief Financial Officer of the
Company since August 1998. Mr. Calder is currently also Chief
Accounting Officer of MeriStar Hospitality Corporation. From
September 1997 until August 1998, Mr. Calder served as Senior Vice
President of Finance of CapStar Hotel Company. From May 1995 to
September 1997, Mr. Calder served as Senior Vice President and
Corporate Controller of ICF Kaiser International, Inc. Prior to that, from July 1984 to May 1995, Mr. Calder worked for Deloitte &
Touche LLP in various capacities, culminating with Senior Manager for the real estate industry. Mr. Calder is a Certified Public
Accountant.

ROBERT MORSE                                                                 2001               46

   Robert Morse has served as President - Hotels & Resorts since
October 2001. From April 2000 until October 2001, Mr. Morse was
President, the Americas and Executive Director of Millennium and
Copthorne Hotels plc. From July 1999 to April 2000, Mr. Morse was
Executive Vice President of Operations with the Company. He also served as President of the Homestead Village extended stay brand from 1997 to 1999, President of the franchise division of ITT Sheraton Corp. and President of Four Points Hotels by Sheraton from 1996 to 1997 and Senior Vice President of Sheraton's North
America Division from 1989 until 1996. Mr. Morse is a trustee of the American Hotel & Lodging Educational Institute and an advisory board member of the University of Massachusetts Hotel, Restaurant and Travel Administration Department.



BRUCE G. WILES                                            2001               50


     Bruce G. Wiles has been Chief Investment Officer of the Company since October 2001. Mr. Wiles is currently a director and Chief Investment Officer of MeriStar Hospitality Corporation. Mr. Wiles was President of MeriStar Hospitality Corporation from August 1998 until September 2001. Mr. Wiles was Executive Vice President of American General Hospitality Corporation from April 1996 until August 1998. From 1989 to August 1998, Mr. Wiles served as Executive Vice President of American General Hospitality, Inc., a predecessor of the Company, where he was responsible for acquisition and development activities.

ITEM 11: EXECUTIVE COMPENSATION

         The following table sets forth all compensation paid by the Company during 2001 with respect to the Chief Executive Officer and its other most highly compensated executive officers (the "Named Executive Officers").

                                                                       Long-Term Compensation
                                                                       ----------------------

                                                                       Restricted    Securities
                                                                       ----------    ----------
                                                                         Stock       Underlying       All Other
                                                                         -----       ----------       ---------
                                        Annual Compensation              Awards       Options       Compensation
                                        -------------------              ------       -------       ------------
                                                      Other Annual
                                                      ------------
   Name And Principal     Year   Salary     Bonus     Compensation
   ------------------     ----   ------     -----     ------------
         Position
         --------
Paul W. Whetsell (3) ...  2001  $190,000        --       79,855            --         500,000                --
  Chief Executive         2000   190,000        --       23,044            --              --                --
  Officer and Chairman    1999   190,000   163,500        --               --         125,000                --
  of the Board

John Emery (3) .........  2001   141,154        --        8,454            --         350,000                --
  President, Chief        2000    90,000    29,700           --            --              --                --
  Operating Officer       1999        --        --           --            --              --                --

James A. Calder (3) ....  2001   200,000        --       93,082            --          50,000                --
  Chief Financial         2000   200,000    87,300      107,726            --              --           543,125(2)
  Officer                 1999   200,000   128,000           --            --(1)       75,000(1)        143,925(1)

David McCaslin (4) .....  2001   228,462   149,000      192,507            --              --           308,372
  Former President        2000   300,000   140,740      217,613            --              --         1,086,250(2)
                          1999   300,000   219,000        2,813            --(1)      100,000           287,850(1)

Thomas Vincent .........  2001   220,000        --           --            --          20,000                --
  President,              2000    92,231    33,900           --            --          40,000                --
  BridgeStreet            1999        --        --           --            --              --                --



(1) On February 4, 1999, prior to Mr. Calder becoming an officer of MeriStar Hospitality Corporation, the Company's Compensation Committee approved the grant by MeriStar Hospitality Corporation to (i) Mr. Calder of options to purchase 75,000 shares of MeriStar Hospitality Common Stock at $19.19 per share, which vest over three years, and 7,500 restricted shares of MeriStar Hospitality Common Stock, which vest over five years, pursuant to the MeriStar Hospitality Incentive Plan and (ii) Mr. McCaslin of options to purchase 150,000 shares of MeriStar Hospitality common stock at $19.19 per share, which vest over three years, and 15,000 restricted shares of MeriStar Hospitality common stock, which vest over five years, pursuant to the MeriStar Hospitality Incentive Plan.

(2) In December 1999, prior to Mr. Calder becoming an Officer of MeriStar Hospitality Corporation, the Company's Compensation Committee approved the grant by MeriStar Hospitality of MeriStar Hospitality Common Stock and other equity compensation to Messrs. Calder and McCaslin (the "Restricted Equity Award"). The Restricted Equity Award is satisfied by issuing a combination of MeriStar Hospitality Common Stock, which is subject to a three-year vesting period beginning March 31, 2000 (the "Restricted Stock"), and a new class of partnership units ("POPs") in the subsidiary operating partnership of MeriStar Hospitality, which is subject to the satisfaction of certain performance criteria. The stock portion of the Restricted Equity Award is valued based on the closing price per share of the MeriStar Hospitality Common Stock on the date of grant. Pursuant to the Restricted Equity Award, Mr. Calder received options to purchase 25,000 shares of MeriStar Hospitality Common Stock at $14.88 per share, 31,250 shares of Restricted Stock on March 31, 2000, and 31,250 POPs on March 29, 2000. Mr. McCaslin received options to purchase 50,000 shares of MeriStar Hospitality Corporation at $14.88 per share and 125,000 shares of common stock and other equity compensation as follows (i) 62,500 shares of Restricted Stock on March 31, 2000 and (ii) 62,500 POPs on March 29, 2000.

(3) Messrs. Whetsell, Emery and Calder are also officers of MeriStar Hospitality Corporation and are eligible to participate in the MeriStar Hospitality Corporation Incentive Plan. In addition, Messrs. Whetsell and Emery have employment agreements with MeriStar Hospitality Corporation.

(4) Mr. McCaslin was formerly the President of the Company until his resignation on November 2, 2001.

Stock Option Grants

     Messrs. Whetsell, Emery, Calder, McCaslin and Vincent were granted the following options during 2001.




                      Number of Shares    Percent of                                    Potential Realizable
                         Underlying     Total Options                                     Value as Assumed
                           Options        Granted to     Exercise                       Annual Rates of Stock
                         Granted(1)      Employees in     Price      Expiration         Price Appreciation for
                                             2001       ($/share)       Date                Option Term(2)
                      ------------------------------------------------------------------------------------------
                                                                                      5%($)             10%($)
Paul Whetsell              500,000           27.3%      $  0.69       12/11/11     $ 216,969         $ 549,841
John Emery                 350,000           19.1%      $  0.56       10/23/11     $ 123,263         $ 312,374
James A. Calder             50,000            2.7%      $  0.69       12/11/11     $  21,697         $  54,984
David McCaslin                   -               -            -          -                 -                 -

Thomas Vincent              20,000            1.1%      $  0.69       12/11/11     $   8,679         $  21,994

(1)  All options granted vest ratably over 3 years.
(2) In accordance with rules of the Securities and Exchange Commission, these amounts are the hypothetical gains or "options spreads" that would exist for the respective options based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term

THE EMPLOYEE INCENTIVE PLAN

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

Administration

         The Incentive Plan is administered by the Compensation Committee. The Compensation Committee may delegate its authority to administer the Incentive Plan. The Compensation Committee may not, however, delegate its authority with respect to grants and awards to individuals subject to Section 16 of the Securities Exchange Act of 1934, as amended. As used in this summary, the term "Administrator" means the Compensation Committee or its delegate, as appropriate.

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

Stock Awards

         Participants also may be awarded shares of Common Stock pursuant to a stock award. A Participant's rights in a stock award will be nontransferable or forfeitable or both unless certain conditions prescribed by the Administrator are satisfied. These conditions may include, for example, a requirement that the Participant continue employment with the Company for a specified period or that the Company or the Participant achieve stated, performance-related objectives. The objectives may be stated with reference to the fair market value of the Common Stock or the Company's, a subsidiary's, or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on capital, funds from operations or return on assets or other acceptable performance criteria. A stock award, no portion of which is immediately vested and nonforfeitable, will be restricted, in whole or in part, for a period of at least three years; provided, however, that the period will be at least one year in the case of a stock award that is subject to objectives based on one or more of the foregoing performance criteria. The maximum number of stock awards that may be granted to an individual in any calendar year cannot exceed 50,000 shares of Common Stock and no more than 30% of the shares available under the Incentive Plan may be issued in the form of stock awards.

Incentive Awards

         Incentive awards also may be granted under the Incentive Plan. An incentive award is an opportunity to earn a bonus, payable in cash, upon attainment of stated performance objectives. The objectives may be stated with reference to the fair market value of the Common Stock or on the Company's, a subsidiary's, or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on capital, funds from operations or return on assets or other acceptable performance criteria. The period in which performance will be measured will be at least one year. No Participant may receive an incentive award payment in any calendar year that exceeds the lesser of (i) 100% of the Participant's base salary (prior to any salary reduction or deferral election) as of the date of grant of the incentive award or (ii) $250,000.

Performance Share Awards

         The Incentive Plan also provides for the award of performance shares. A performance share award entitles the Participant to receive a payment equal to the fair market value of a specified number of shares of Common Stock if certain standards are met. The Administrator will prescribe the requirements that must be satisfied before a performance share award is earned. These conditions may include, for example, a requirement that the Participant continue employment with the Company for a specified period or that the Company or the Participant achieve stated, performance-related objectives. The objectives may be stated with reference to the fair market value of the Common

Stock or on the Company's, a subsidiary's, or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on capital, funds from operations or return on assets or other acceptable performance criteria. To the extent that performance shares are earned, the obligation may be settled in cash, in Common Stock, or by a combination of the two. No Participant may be granted performance shares for more than 12,500 shares of Common Stock in any calendar year.

Transferability

         Awards granted under the Incentive Plan are generally nontransferable. The Compensation Committee may, however, grant awards other than ISOs, which are transferable to Permitted Family Members.

Share Authorization

         In no event may the total number of shares of Common Stock covered by outstanding ISOs granted under the Incentive Plan, plus the number of shares of Common Stock issued pursuant to the exercise of ISOs, whenever granted under the Incentive Plan, exceed fifteen (15%) percent of the number of shares of Common Stock. All awards made under the Incentive Plan will be evidenced by written agreements between the Company and the Participant. The share limitation and the terms of outstanding awards will be adjusted, as the Compensation Committee deems appropriate, in the event of a stock dividend, stock split, combination, reclassification, recapitalization or other similar event. As of April 26, 2002, the closing price of a share of Common Stock on the New York Stock Exchange was $1.09.

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

         The Company has reserved 1,500,000 shares of Common Stock for issuance under the Stock Purchase Plan. Such shares may be from authorized and unissued shares, treasury shares or a combination thereof. The Stock Purchase Plan will remain in effect until terminated by the Board, or until all shares authorized for issuance thereunder have been issued. The Stock Purchase Plan may be amended from time to time by the Board. No amendment will increase the aggregate number of shares of Common Stock that may be issued and sold under the Stock Purchase Plan (except for authorizations pursuant to the anti-dilution provisions of the Stock Purchase Plan) without further approval by the Company's shareholders. The Company suspended the Stock Purchase Plan in December 2000 and instructed the custodian to distribute to participants their Common Stock purchased under the Stock Purchase Plan in 2001.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Paul W. Whetsell dated as of November 1, 2001, John Emery dated as of April 1, 2000 (as amended as of October 1, 2001), Robert Morse dated as of November 1, 2001, James
A. Calder dated as of August 3, 1998, and Thomas Vincent dated as of July 16, 2000. Mr. Whetsell's agreement is for an initial term of three and one-half years, and the other agreements are for an initial term of three years. All agreements except for Mr. Vincent's automatically renew on a year-to-year basis thereafter unless terminated in accordance with their terms. Certain material terms of these agreements are as follows:

Base Salary

         Mr. Whetsell receives a base salary of $190,000 per year (Mr. Whetsell will receive a base salary of $285,000 per year as an employee of MeriStar
 Hospitality Corporation). Mr. Emery receives a base salary of $230,000 per year (Mr. Emery will receive a base salary of $230,000 per year as an employee of MeriStar Hospitality Corporation), Mr. Calder receives a base salary of $200,000 per year, Mr. Morse receives a base salary of $425,000 per year, and Mr. Vincent receives a base salary of $220,000 per year

Annual Incentive Bonus

     Each executive is eligible to receive an annual incentive bonus at the following targeted amounts of base salary:

                                               Maximum
                                               -------
                         Threshold              Bonus
                         ---------              -----
                          Target    Target     Amount
                          ------    ------     ------

Paul W. Whetsell .......   25%      125.0%     150.0%
John Emery .............   25%      112.5%     137.5%
Robert Morse ...........   25%      100.0%     125.0%
James A. Calder ........   25%         85%     100.0%
Thomas Vincent .........   n/a         n/a      66.0%

         The amount of the annual bonus is based on the achievement of predefined operating or performance goals and other criteria to be established by the Compensation Committee of the Board of Directors.

Long-Term Incentives

         Each executive is eligible to participate in the Incentive Plan. Awards are made in the discretion of the Compensation Committee.

Certain Severance Benefits

         If, at any time during the term of their respective employment agreements or any automatic renewal period, the employment of Messrs. Whetsell, Emery, Morse, Vincent or Calder is terminated, he shall be entitled to receive the benefits described below.

         Termination by the Company Without Cause or by the Executive for Good Reason. If either Mr. Whetsell or Mr. Emery is terminated without cause or voluntarily terminates for "good reason," he will be entitled to a lump sum payment equal to the product of (x) the sum of (A) his total then annual base salary and (B) the amount of his bonus for the preceding year, or if the term of the employment agreement is terminated in its initial year his target bonus for such year multiplied by (y) the greater of (A) two and one-half in the case of Mr. Whetsell, and two in the case of Mr. Emery, and (B) a fraction, the numerator of which is the number of days remaining in the term of the employment agreements, without further extension, and the denominator of which is 365. In addition, all of his options and restricted stock will immediately vest and become exercisable for a period of one year thereafter and shares of restricted stock previously granted to the executive will become free from all contractual restrictions, effective as of the termination date. In addition, the Company will continue in effect certain benefits under the employment agreement, including, but not limited to, health insurance plans, or their equivalent for a period equal to the greater of two and one-half years in the case of Mr. Whetsell, or two years in the case of Mr. Emery, or the remaining term of the employment agreement, without further extension, or the date on which he obtains health insurance from a subsequent employer.

         If either Mr. Morse or Mr. Calder is terminated without cause or voluntarily terminates for "good reason", he will receive (i) a lump sum payment equal to one times their then annual base salary, (ii) the amount of his bonus for the preceding year, (iii) immediate vesting and exercisability of all unvested stock options and restricted stock awards and (iv) the continuance of certain benefits under his employment agreement, but only until the earlier of
(x) one year from the end of the term of his employment agreements or (y) the date on which the executive obtains health insurance coverage from a subsequent employer. If Mr. Vincent is terminated without cause, he will receive (i) a lump sum payment equal to the lesser of his annual salary or the salary for the remainder of the term of his agreement, and (ii) immediate vesting and exercisability of all stock options through the date of his termination and for 12 months thereafter.

         Termination Due to Death or Disability. Upon his termination due to death or disability, each executive or his estate will receive a lump sum payment equal to the executive's base salary, plus the pro rata portion of his bonus for the fiscal year in question. In addition, Messrs. Emery, Whetsell, Morse and Calder will receive (i) payment for one year of any other compensation due the executive pursuant to his employment contract, (ii) any unvested portion of such executive's stock options and restricted stock will vest immediately and become exercisable for one year thereafter, and (iii) shares of restricted stock previously granted shall become free from all contractual restrictions.

         Voluntary Termination or Termination for Cause. If Messrs. Whetsell, Emery, Morse or Calder are terminated other than for "good reason" or if any executive is terminated "for cause" by the Company, the executive will receive any accrued and unpaid base salary through the termination date. Any unvested options will terminate immediately, and any vested options held by the executive will expire ninety (90) days after the termination date.

         Termination Following a Change in Control. If (1) Mr. Whetsell or
Mr. Emery is terminated without cause within 24 months following a "Change in Control," (2) Mr. Whetsell or Mr. Emery terminates with "good reason" within 24 months in the case of Mr. Emery, or within six months in the case of Mr. Whetsell, following a Change of Control; (3) Mr. Whetsell's title or responsibilities change during the two year period following the Change of Control and Mr. Whetsell within six months following such change terminates the agreement; or (4) Mr. Whetsell's employment by MeriStar Hospitality Corporation is terminated and the Company does not agree to pay Mr. Whetsell the equivalent of his then-current salary with MeriStar Hospitality Corporation, he will receive the following benefits: (i) a lump sum payment equal to the product of
(x) the sum of (A) his then annual base salary and (B) the amount of his bonus for the preceding year or if the term of the employment agreement is terminated in its initial year his target bonus for such year multiplied by (y) the greater of (A) in the case of Mr. Whetsell, three and one-half and in the case of Mr. Emery, three, and (B) a fraction the numerator of which is the number of days remaining in the term of the employment agreement, without further extension, and the denominator of which is 365; (ii) all unvested stock options held by the executive will immediately vest and be exercisable for the period of one year thereafter and shares of restricted stock previously granted to the executive will become free from all contractual restrictions; and (iii) the continuance of health insurance plans, or their equivalent for a period equal to the greater of two(2) years in the case of Mr. Emery or two and one-half (2 1/2) years in the case of Mr. Whetsell, or the remaining term of the employment agreement, without further extension. In the case of Mr. Morse or Mr. Calder, he would be entitled to the same type of benefits provided the termination occurred within 18 months of the Change in Control, except his lump sum payment will only be two times the sum of his then annual base salary plus bonus.

         Change in Control Payments. In the case of Messrs. Whetsell or Emery, in the event that any accelerated vesting of the executive's rights with respect to stock options, restricted stock or any other payment, benefit or compensation results in the imposition of an excise tax payable by the executive under the Internal Revenue Code, the Company will make a cash payment to the executive in the amount of such excise tax (the "Excise Tax Payment") and shall also make a cash payment to the executive in an amount equal to the total of federal, state and local income and excise taxes for which the executive may be liable on account of such Excise Tax Payment.

         Termination due to non-renewal of Employment Agreement. If Mr. Morse's employment agreement is not renewed at the end of the term, he will receive (i) a lump sum payment equal to one times his then annual base salary, (ii) the amount of his bonus for the preceding year, (iii) immediate vesting and exercisability of all unvested stock options and restricted stock awards for one year after termination, and (iv) the continuance of health benefits under his employment agreement, but only until the earlier of (x) one year from the end of the term of his employment agreement, or (y) the date on which he obtains health insurance coverage from a subsequent employer.

         Non-solicitation. Mr. Whetsell, Mr. Morse and Mr. Vincent may not, during his employment and for a period of (i) in the case of Mr. Whetsell and Mr. Vincent, twenty-four months or (ii) in the case of Mr. Morse, twelve months thereafter, solicit, raid, entice or induce any person that then is or at any time during the twelve-month period prior to the end of his agreement, who was an employee of a Company Affiliate (other than a person whose employment has been terminated) to become employed by any person, firm or corporation. In addition, Mr. Vincent may not, for a period of 24 months after termination, compete within 50 miles of the geographic area in which the Company conducts business.

Item 12: Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of May 1, 2001 by (i) all persons known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director who is a stockholder, (iii) each of the Named Executive Officers, and
(iv) all directors and executive officers as a group.

  Name & Address of Beneficial Owner                         Shares Beneficially
  ----------------------------------                         -------------------
                                                                    Owned
                                                                    -----
                                                              Number    Percentage
                                                              ------    ----------

Keystone, Inc. (1)                                           6,511,629     17.5%
Wellington Management Company, LLP (2)                       4,921,400     13.2
FMR Corp. (3)                                                3,115,700      8.4
State of Wisconsin Investment Board. (4)                     2,725,200      7.3
First Capital Alliance, LLP (5)                              2,576,949      6.9

James A. Calder (6)                                            135,264       *
Kent R. Hance (7)                                               32,951       *
Steven D. Jorns (8)                                          1,328,931      3.6
S. Kirk Kinsell (7)                                             12,501       *
James B McCurry (7)                                             12,501       *
John Emery (9)                                                 281,667       *
Robert Morse                                                      -0-        *
Paul W. Whetsell (10).                                         866,652      2.3
James R. Worms (7)                                              52,738       *
Leslie Doggett                                                       0       *
J. Taylor Crandall (11)                                      1,281,052      3.4
Executive officers and directors as a group (11 persons)     4,004,257     10.7


         *     Represents less than 1% of the class.

(1) Beneficial ownership information is based on the Schedule 13D/A filed by Keystone, Inc., Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., Cherwell Investors, Inc., Group 31, Inc., MHX Investors, L.P., Arbor REIT, L.P., FW Hospitality, L.P., Capital Partnership, J. Taylor Crandall and Robert M. Bass (all located at 201 Main Street, Suite 3100, Fort Worth, Texas 76012) and MC Investment Corporation, Penobscot Partners, L.P., and PTJ Merchant Banking Partners, L.P. (all located at 65 E. 55th Street, New York, New York 10022), filed on April 27, 1999 and amended on January 19, 2000 and December 19, 2000.
(2) Beneficial ownership information is based on the Schedule 13G/A filed by Wellington Management Company, LLP (located at 75 State Street, Boston Massachusetts 02109), filed on February 12, 2002.

(3) Beneficial ownership information is based on a Schedule 13G/A jointly filed by Edward C. Johnson, Abigail P. Johnson and Fidelity Management & Research Company (all located at 82 Devonshire Street, Boston, Massachusetts 02109) dated February 14, 2002.

(4) Beneficial ownership information is based on the Schedule 13G filed by State of Wisconsin Investment Board (located at P.O. Box 7482, Madison, Wisconsin 53707), filed on February 12, 2002.
(5) Beneficial ownership information is based on Schedule 13G filed by First Capital Alliance Limited Partnership, First Capital Alliance, LLC, Richard Newman and Henry Chu (all located at 440 S. LaSalle Street, Suite 1614, Chicago, Illinois 60605) dated January 22, 2002.
(6)  Includes 125,000 shares of Common Stock subject to vested options.
(7)  Includes 12,500 shares of common stock subject to vested options.
(8)  Includes 255,001 shares of common stock subject to vested options.
(9)  Includes 191,667 shares of common stock subject to vested options.
(10) Includes 333,333 shares of Common Stock subject to vested options.
(11) Includes 61,912 shares held by Cherwell Investors, Inc. ("Cherwell"), 764,067 shares held by FW Hospitality, L.P. ("FW Hospitality"), 204,514 shares held by PTJ Merchant Banking Partners, L.P. ("PTJ Merchant") and 4,067 shares held by Group 31, Inc. Mr. Crandall is the President and sole shareholder of Group 31, Inc., and the President and sole shareholder of PTJ, Inc., which is the sole general partner of PTJ Merchant; the sole member of Group III 31, LLC, the general partner of FW Hospitality, L.P Mr. Crandall is also the President and sole stockholder of Acadia MGP., which is the managing general partner of Acadia FW Partners, L.P., which is the sole stockholder of Cherwell.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based on a review of the copies of the forms furnished to the Company or representations by reporting persons, all of the filing requirements applicable to its officers, directors and greater than 10% stockholders were met for fiscal year 2001 except for Form 4s filed on October 10, 2001 and February 6, 2002 by certain officers and directors of the Company.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Ownership

         J. Taylor Crandall, a director of the Company, is a principal stockholder of Oak Hill Capital Partners, L.P. which is an affiliate of Keystone, Inc., a principal stockholder of the Company. See "Principal Stockholders."

Relationships among Officers and Directors

         Messrs Whetsell and Emery are executive officers, directors and stockholders of MeriStar Hospitality Corporation, the owner of 112 of the hotels that Company manages. Mr. Jorns is a director and stockholder of MeriStar Hospitality. Mr. Wiles is a director, an executive and a stockholder of MeriStar Hospitality. Mr. Calder is an executive and stockholder of MeriStar Hospitality. In fiscal 2001, the Company received an aggregate of $26.3 million in management fees from MeriStar Hospitality. MeriStar Hospitality has a revolving credit agreement with the Company under which MeriStar Hospitality may lend to the Company up to $50 million for general corporate purposes. The Company also owes MeriStar Hospitality $13.1 million pursuant to a Term Note.

         Mr. Jorns is a director, Vice-Chairman and Stockholder of the Company. On August 3, 1998, the Company entered into an employment agreement with Mr. Jorns for a term of 5 years, expiring on August 3, 2003. After the initial term, Mr. Jorn's agreement renews automatically on a year-to-year basis. Mr. Jorns receives a base salary of $90,000 per year. The termination and severance provisions in Mr. Jorns' agreement are similar to those in Mr. Whetsell's agreement. Mr. Jorns is also the Vice Chairman of MeriStar Hospitality Corporation and receives a base salary of $135,000 from that company.

Purchase of Promissory Notes

         A partnership indirectly controlled by Mr. Whetsell sold promissory notes due from the owners of two properties managed by the Company to the Company on March 11, 1999 in exchange for $343,650 which represented the current balance due under such promissory notes. Both promissory notes have been paid in full.

Sale of Partnership Units

         On December 31, 1999, the Company sold three partnership units in a partnership which owns a hotel managed by the Company to a partnership indirectly controlled by Mr. Whetsell. The three units were sold for $145,500 which was the fair market value of the units at the time of sale. On December 31, 2001, the Company repurchased the three partnership units from the partnership indirectly controlled by Mr. Whetsell, in connection with the partnerships liquidation, for $117,215 which was the fair market value of the units as of that date.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MeriStar Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MERISTAR HOTELS & RESORTS, INC.

                                                 By:/s/ PAUL W. WHETSELL
                                                 -----------------------
                                                    Paul W. Whetsell
                                                    Chief Executive Officer and
                                                    Chairman of the Board

Dated: April 29, 2002

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



         Signature                                   Title                              Date
         ---------                                   -----                              ----
                                                     Chief Executive Officer and        April 29, 2002
/s/ PAUL W. WHETSELL                                 Chairman of the Board of
--------------------                                 Directors (Principal
Paul W. Whetsell                                     Executive Officer)

/S/ STEVEN D. JORNS                                  Vice Chairman of the Board of      April 29, 2002
-------------------                                  Directors
Steven D. Jorns

/s/ JOHN EMERY                                       President, Chief Operating         April 29, 2002
--------------                                       Officer and Director
John Emery

/s/ JAMES A. CALDER                                  Chief Financial Officer            April 29, 2002
-------------------                                  (Principal Financial and
James A. Calder                                      Accounting Officer)

/s/ J. TAYLOR CRANDALL                               Director                           April 29, 2002
----------------------
J. Taylor Crandall

/s/ LESLIE R. DOGGETT                                Director                           April 29, 2002
---------------------
Leslie R. Doggett


/s/ KENT R. HANCE                                    Director                           April 29, 2002
-----------------
Kent R. Hance

/s/ S. KIRK KINSELL                                  Director                           April 29, 2002
-------------------
S. Kirk Kinsell

/s/ JAMES MCCURRY                                    Director                           April 29, 2002
-----------------
James McCurry

/s/ JAMES R. WORMS                                   Director                           April 29, 2002
------------------
James R. Worms