Form 10-Q
period 2002-03-31
MERISTAR HOTELS & RESORTS INC
filed 2002-05-15
CIK 1059341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934
           For the quarterly period ended March 31, 2002 or _______

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

Yes [X]   No

The number of shares of Common Stock, par value $0.01 per share, outstanding at May 13, 2002 was 37,188,574.

                       MERISTAR HOTELS & RESORTS, INC.

                                   INDEX

                                   Page
                                   ----
PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

              Condensed Consolidated Balance Sheets -
              March 31, 2002 and December 31, 2001............................................   3

              Condensed Consolidated Statements of Operations and Other Comprehensive
              Income (Loss) - Three Months Ended March 31, 2002 and 2001......................   4

              Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2002 and 2001......................................   5

              Notes to Condensed Consolidated Financial Statements............................   6

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................  12

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.....................................................................  20

PART II. OTHER INFORMATION

ITEM 5:       OTHER INFORMATION...............................................................  21

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K................................................  21

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     March 31, 2002    December 31, 2001
                                                                                     --------------    -----------------
                                                                                      (unaudited)
Assets
Current Assets:
       Cash and cash equivalents...................................................     $  8,342          $   4,584
       Accounts receivable, net of allowance for doubtful accounts of $3,493
         and $3,422................................................................       10,221             10,155
       Due from MeriStar Hospitality Corporation...................................        3,968                  -
       Prepaid expenses............................................................        6,869              5,668
       Deposits and other..........................................................        2,924              3,527
                                                                                        --------          ---------
Total current assets...............................................................       32,324             23,934
                                                                                        --------          ---------

Fixed assets:
     Furniture, fixtures, and equipment............................................       32,576             32,595
     Accumulated depreciation......................................................      (16,099)           (14,712)
                                                                                        --------          ---------
Total fixed assets, net............................................................       16,477             17,883
                                                                                        --------          ---------
Investments in and advances to affiliates..........................................       30,019             30,003
Goodwill and intangible assets, net of accumulated amortization of $9,137
      and $18,498..................................................................      163,303            163,352
Deferred income taxes..............................................................        8,954              7,765
                                                                                        --------          ---------
                                                                                        $251,077          $ 242,937
                                                                                        ========          =========

Liabilities, Minority Interests, and Stockholders' Equity
Current Liabilities:
     Accounts payable, accrued expenses and other liabilities......................     $ 50,431          $  50,149
     Due to MeriStar Hospitality Corporation.......................................            -              8,877
     Income taxes payable..........................................................          600              1,300
     Long-term debt, current portion...............................................       80,000             10,000
                                                                                        --------          ---------
Total current liabilities..........................................................      131,031             70,326
Derivative financial instruments...................................................          105                687
Long-term debt.....................................................................       58,069            108,500
                                                                                        --------          ---------
Total liabilities..................................................................      189,205            179,513
                                                                                        --------          ---------
Minority interests.................................................................        6,031              6,293
Stockholders' equity:
     Common stock, par value $0.01 per share:
         Authorized - 100,000 shares
         Issued and outstanding - 37,189 shares....................................          372                372
     Additional paid-in capital....................................................       78,841             78,841
     Deficit.......................................................................      (22,876)           (21,093)
     Accumulated other comprehensive income (loss):
         Translation adjustment....................................................         (423)              (313)
         Unrealized loss on derivative financial instruments.......................         (105)              (687)
         Unrealized gain on investments............................................           32                 11
                                                                                        --------          ---------
Total stockholders' equity.........................................................       55,841             57,131
                                                                                        --------          ---------
                                                                                        $251,077          $ 242,937
                                                                                        ========          =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(LOSS) UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Three Months Ended
                                                                           March 31,
                                                                           ---------

                                                                       2002          2001
                                                                       ----          ----

Revenue:
   Rooms.....................................................      $  28,591       $  37,540
   Food and beverage.........................................          1,769           3,134
   Other operating departments...............................          1,248           1,944
   Corporate housing.........................................         24,246          24,449
   Management and other fees.................................         10,656          12,683
                                                                   ---------       ---------
                                                                      66,510          79,750

    Other revenue from managed properties....................        112,399         120,840
                                                                   ---------       ---------
Total revenue................................................        178,909         200,590
                                                                   ---------       ---------

Operating expenses by department
   Rooms.....................................................          6,506           8,505
   Food and beverage.........................................          1,318           2,340
   Other operating departments' expenses.....................            789           1,042
   Corporate housing.........................................         18,821          17,341
Undistributed operating expenses:
   Administrative and general................................         17,197          19,162
   Property operating costs..................................          6,775           8,964
   Participating lease expense...............................         12,652          16,136
   Depreciation and amortization.............................          2,229           3,135
   Merger costs..............................................            260           3,771
   Charges to investments in and advances to affiliates,
       accounts and notes receivables, and other.............              -          15,298
                                                                   ---------       ---------
                                                                      66,547          95,694

Other expenses from managed properties.......................        112,399         120,840
                                                                   ---------       ---------
Total operating expenses.....................................        178,946         216,534
                                                                   ---------       ---------

Net operating loss...........................................            (37)        (15,944)
Interest expense, net........................................          2,836           2,885
Equity in (income) loss of affiliates........................            234            (113)
                                                                   ---------       ---------
Loss before minority interests and income taxes..............         (3,107)        (18,716)
Minority interests...........................................           (135)           (672)
                                                                   ---------       ---------

Loss before income taxes.....................................         (2,972)        (18,044)
Income tax benefit...........................................         (1,189)         (7,218)
                                                                   ---------       ---------
Net loss.....................................................         (1,783)        (10,826)

Other comprehensive loss:
    Foreign currency translation adjustment..................           (110)           (848)
    Unrealized gain (loss) on derivative financial instruments           582            (358)
    Unrealized gain on investments...........................             21              23
                                                                   ---------       ---------
Comprehensive loss...........................................      $  (1,290)      $ (12,009)
                                                                   ==========      ==========

Loss per share:
      Basic..................................................      $   (0.05)      $   (0.30)
                                                                   ==========      ==========

      Diluted................................................      $   (0.05)       $  (0.30)
                                                                   ==========       =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                                                Three months ended
                                                                                                      March 31,
                                                                                                      ---------

                                                                                              2002                  2001
                                                                                              ----                  ----
Operating activities:
Net loss.............................................................................      $ (1,783)            $ (10,826)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...................................................         2,229                 3,135
     Minority interests..............................................................          (135)                 (672)
     Equity in (income) loss of affiliates...........................................           234                  (113)
     Deferred income taxes...........................................................        (1,189)               (7,415)
     Charges to investments in and advances to affiliates,
      accounts and notes receivables, and other......................................             -                15,298
     Changes in operating assets and liabilities, excluding effects of assignment of leases to MeriStar Hospitality Corporation and acquisitions:
         Accounts receivable, net....................................................           (66)                6,403
         Prepaid expenses............................................................        (1,201)                  (38)
         Deposits and other..........................................................           603                   686
         Accounts payable, accrued expenses and other liabilities....................           282                (4,515)
         Income taxes payable........................................................          (700)                   (5)
         Due to MeriStar Hospitality Corporation.....................................           224               (11,513)
                                                                                           --------             ---------

Net cash used in operating activities................................................        (1,502)               (9,575)
                                                                                           --------             ---------

Investing activities:
     Purchases of fixed assets.......................................................          (146)                 (446)
     Purchases of intangible assets..................................................          (114)                  (20)
     Investments in and advances to affiliates, net..................................          (192)               (1,056)
     Hotel operating cash transferred in connection with lease conversions...........             -                (3,778)
                                                                                           --------             ---------

Net cash used in investing activities................................................          (452)               (5,300)
                                                                                           --------             ---------
Financing activities:
     Proceeds from issuance of long-term debt........................................         9,000                36,000
     Principal payments on long-term debt............................................        (2,500)              (18,055)
     Proceeds from issuances of common stock, net....................................             -                   175
     Contributions by minority investors.............................................             -                    25
     Distributions to minority investors.............................................          (127)                    -
     Deferred financing costs........................................................          (612)                    -
                                                                                           --------             ---------

Net cash provided by financing activities............................................         5,761                18,145
                                                                                           --------             ---------

Effect of exchange rate changes on cash..............................................           (49)                 (365)
                                                                                           --------             ---------

Net increase in cash and cash equivalents............................................         3,758                 2,905
Cash and cash equivalents, beginning of period.......................................         4,584                 7,645
                                                                                           --------             ---------

Cash and cash equivalents, end of period.............................................      $  8,342             $  10,550
                                                                                           ========             =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOTELS & RESORTS, INC.
MARCH 31, 2002 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

MeriStar H&R Operating Company, L.P., our subsidiary operating partnership, indirectly holds substantially all of our assets. We are the sole general partner of that partnership. We, one of our directors and approximately 63 independent third parties are limited partners of that partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership.

We have an intercompany agreement with MeriStar Hospitality. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with a right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality's hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand). We also provide each other with certain services including administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence and operational services.

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet provides corporate housing services in the United States, Canada, the United Kingdom and France. We operate our corporate housing division under the name BridgeStreet Corporate Housing Worldwide.

Until January 1, 2001, we leased MeriStar Hospitality's hotels and operated them. As of January 1, 2001, we assigned these participating leases to wholly-owned taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, MeriStar Hospitality's taxable subsidiaries executed new management agreements with us to manage these hotels. Under these management agreements, MeriStar Hospitality's taxable subsidiaries pay us a management fee for each property. The management agreements were structured to substantially mirror the economics of the former leases. We and MeriStar Hospitality did not exchange any cash consideration as a result of these transactions except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds that could total up to 1.5% of total hotel revenue. The agreements (except for four agreements which have annual terms) have an initial term of 10 years with three renewal periods of five years each at our option, subject to some exceptions. Because these leases have been assigned to MeriStar Hospitality's taxable subsidiaries, those taxable subsidiaries now bear the operating risk associated with these hotels.

On January 1, 2001, we invested $100 in Flagstone Hospitality Management LLC, a joint venture established to manage 54 hotels owned by RFS Hotel Investors, Inc. We owned 51% of, and controlled the joint venture during 2001. We have included the results of Flagstone in our consolidated financial statements since January 1, 2001. Effective January 1, 2002, Flagstone became a single member LLC, of which we own 100%.

On August 17, 2001, our Corporate Housing division acquired Paris-based Apalachee Bay Properties. Apalachee Bay is an apartment finder service, third party manager and a property sales brokerage business and represents 300 units. Apalachee Bay has been renamed BridgeStreet Paris. Our consolidated financial statements include the operating results of BridgeStreet Paris since August 17, 2001.

As of March 31, 2002, we leased or managed 277 hotels with 58,311 rooms in 43 states, the District of Columbia and Canada. In addition, at March 31, 2002, we had 3,286 apartments under lease in the United States, Canada, the United Kingdom and France.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

Our management agreements with the taxable subsidiaries of MeriStar Hospitality (except for four agreements which have annual terms) have initial terms of 10 years, with three five-year extensions at our option. The annual base management fee is 2.5% of total hotel revenue with incentives of up to an additional 1.5% of total hotel revenue based in part on our achievement of specified operating thresholds.

Our hotel participating leases have noncancelable remaining terms ranging from 9 to 12 years, subject to earlier termination upon the occurrence of certain contingencies as defined in the leases. The rent payable under each participating lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues.

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". This standard requires that all business combinations be accounted for using the purchase method of accounting. The adoption of this statement, on January 1, 2002, did not have an impact on our financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This standard requires among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of our existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of our intangible assets within the first quarter after adoption.

We completed our initial impairment evaluation as of January 1, 2002, the date of adoption. In this transitional analysis and at least annually hereafter, we will perform an analysis to determine the impairment of goodwill and intangible assets' (with indefinite lives) carrying values. To test intangible assets with indefinite lives for impairment, we perform an analysis to compare the fair value of the intangible asset to its carrying value. We make estimates of the fair value of the intangible asset using discounted cash flows from the expected future operations of the assets. If the analysis indicates that the fair value is less than the carrying value, the asset is written down to the estimated fair value and an impairment loss is recognized. To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized in an amount equal to that excess. Any impairment losses are recorded as operating expenses. We did not recognize any impairment losses in 2002 related to the initial impairment evaluation.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The implementation of the provisions of SFAS No. 143 is required effective January 1, 2003. We do not expect the implementation of this statement to have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The adoption of this statement, on January 1, 2002, did not have an impact on our financial position or results of operations.

In 2001, the FASB issued Topic No. D-103, "Income Statement Characterization of Reimbursements for Out-of-Pocket Expenses Incurred". In January, 2002, the Emerging Issues Task Force recharacterized Topic No. D-103 to EITF No. 01-14. This pronouncement establishes standards for accounting for reimbursements received for out-of-pocket expenses incurred and the characterization as revenue and expense in the income statement. Pursuant to this pronouncement, revenue and expenses from managed properties are included in our reported results beginning January 1, 2002. These amounts relate primarily to payroll costs at managed properties where we are the employer, and the reimbursement to us for those costs. The 2001 revenue and expenses have been reclassified to conform with the 2002 presentation. On May 7, 2002, we issued a press release that contained financial results for the quarters ended March 31, 2002 and 2001; those results did not include the revenues and expenses from managed properties shown in our consolidated financial statements in this Form 10-Q. Subsequent to our press release, we have concluded that the presentation in this Form 10-Q is the appropriate way in which to disclose this information pursuant to the new FASB guidance. This new presentation has no effect on our operating loss, net loss or EPS calculation.

3.       LONG-TERM DEBT

Long-term debt consists of the following:

                                                                  March 31,    December 31,
                                                                    2002           2001
                                                                    ----           ----
Senior secured credit facility...................................   $ 80,000      $ 82,500
Revolving credit facility with MeriStar Hospitality Corporation..     45,000        36,000
Term loan with MeriStar Hospitality Corporation..................     13,069             -
                                                                    --------      --------
                                                                     138,069       118,500
Less current portion.............................................    (80,000)      (10,000)
                                                                    --------      --------
                                                                    $ 58,069      $108,500
                                                                    ========      ========

Senior Secured Credit Facility--On February 29, 2000, we entered into a $100,000 senior secured credit facility among a syndicate of banks. Our senior secured credit facility has only a revolving credit facility and no term facilities. The interest rate on the facility was the 30-day London Interbank Offered Rate plus 350 basis points. The senior secured credit facility originally was to expire in February 2002, with a one-year extension at our option. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, reporting requirements and other customary restrictions.

On January 28, 2002, we amended our senior secured credit facility to provide more flexibility with certain financial covenants and allow us to extend the maturity from February 2002 until February 2003. The interest rate on the facility was increased to the 30-day London Interbank Offered Rate plus 450 basis points. In addition, the amendment reduced our availability to $82,500. The amendment also sets restrictions on investments and capital expenditures as well as requiring that availability under the facility be reduced by $2,500 on each of February 28, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. In addition, on January 31, 2003, the amount available under the senior credit facility will be further reduced by the amount that our EBITDA for 2002 exceeds $20,000. We met our obligation to reduce the facility by $2,500 in February 2002. The entire balance of $80,000 due on this facility is classified as short term on the Condensed Consolidated Balance Sheet at March 31, 2002. The interest rate on borrowings under our senior credit facility as of March 31, 2002 was 6.4%. We incurred interest expense of $1,243 and $2,210 on this facility during the first quarters of 2002 and 2001, respectively.

Revolving Credit Facility with MeriStar Hospitality--In 1998, we entered into a three-year, $75,000 unsecured revolving credit facility with MeriStar Hospitality. This facility was subsequently amended on February 29, 2000 to reduce the maximum borrowing limit to $50,000 and to change the maturity date to 91 days after the maturity of our senior secured credit facility. The credit facility contains certain covenants, including maintenance of financial ratios, reporting requirements and other customary restrictions. On January 25, 2002, we amended our credit facility with MeriStar Hospitality Corporation to provide financial covenant relief similar to that in our senior credit facility. The maturity date and interest rate remained the same. Interest on the facility is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The interest rate as of March 31, 2002 was 8.4%. We incurred interest expense of $908 and $1,075 on this facility during the first quarters of 2002 and 2001, respectively.

Term Note with MeriStar Hospitality-- In January 2002, in connection with the execution of the amendment to the revolving credit facility with MeriStar Hospitality, we executed a Term Note payable to MeriStar Hospitality in the amount of $13,069, which refinances our account payable due to MeriStar Hospitality. The Term Note bears interest at the 30-day London Interbank Offered

Rate plus 650 basis points and matures on the same date as the revolving credit facility with MeriStar Hospitality. The interest rate as of March 31, 2002 was 8.4%. We incurred interest expense of $273 on this facility during the first quarter of 2002.

We have determined that the fair value of our outstanding borrowings on our senior credit facility, and notes payable to MeriStar Hospitality approximates their carrying values at March 31, 2002.

4.      LOSS PER SHARE

The following tables present the computation of basic and diluted loss per share:

                                                                      Three Months Ended
                                                                          March 31,
                                                                          ---------

                                                                    2002             2001
                                                                    ----             ----

Net loss..................................................       $  (1,783)        $(10,826)
Weighted average number of shares of common stock
    outstanding (in thousands)............................          37,189           36,401
                                                                 ---------         --------

Basic and diluted loss per share..........................       $   (0.05)        $  (0.30)
                                                                 ==========        ========

Stock options and operating partnership units are not included in the computation of diluted loss per share when their effect is antidilutive.

5.      GOODWILL AND INTANGIBLE ASSETS

Amortized intangible assets consists of the following:

                                         March 31, 2002              December 31, 2001
                                         --------------              -----------------
                                     Gross                        Gross
                                    Carrying    Accumulated      Carrying    Accumulated
                                     Amount     Amortization      Amount     Amortization
                                     ------     ------------      ------     ------------
Management Contract Costs             $34,677        $(6,245)     $34,563        $(5,779)
Franchise Fees                            637           (223)         637           (212)
Lease Contract Costs                    6,576           (953)       6,576           (898)
Deferred Financing Costs                2,260         (1,716)       1,647         (1,474)
                                      -------        -------      -------        -------
     Total                            $44,150        $(9,137)     $43,423        $(8,363)
                                      =======        =======      =======        =======

We incurred aggregate amortization expense of $774 and $600 on these assets during the first quarters of 2002 and 2001, respectively.

Estimated Amortization Expense for the next five years is expected to be as follows:

        Year ended December 31, 2002                 $2,862
        Year ended December 31, 2003                 $2,182
        Year ended December 31, 2004                 $2,127
        Year ended December 31, 2005                 $1,787
        Year ended December 31, 2006                 $1,750

Our unamortized intangible asset consists of costs incurred for the Doral tradename. At March 31, 2002 and December 31, 2001 this asset had a carrying value of $3,358. As of January 1, 2002, we no longer record amortization related to this asset.

The carrying amount of goodwill by reportable segment as of March 31, 2002 is as follows:

Hospitality Management               $  90,740
Corporate Housing                       34,192
                                      --------
   Total                              $124,932
                                      --------

We had no changes in the carrying amount of goodwill during the three months ended March 31, 2002.

SFAS 142 requires that we cease amortization of goodwill and intangible assets with an indefinite useful life. We initially applied this statement on January 1, 2002. Net loss and loss per share are presented for the three months ended March 31, 2001 as if the statement had been adopted on January 1, 2001.

                                                   For the Three months Ended March 31,
                                                   ------------------------------------
                                                          2002                  2001
                                                          ----                  ----

Reported Net Loss                                       $ (1,783)             $ (10,826)
Add back:  Goodwill amortization                               -                    527
Add back:  Doral tradename amortization                        -                     13
                                                        --------              ---------
Adjusted Net Loss                                       $ (1,783)              $(10,286)
                                                        =========             =========

                                                     For the Three months Ended March 31,
                                                     ------------------------------------
                                                          2002                  2001
                                                          ----                  ----

Basic and Diluted Loss per Share                        $ (0.05)              $  (0.30)
Add back:  Goodwill amortization                              -                   0.02
Add back:  Doral tradename amortization                       -                      -
                                                        --------              ---------
Adjusted Basic and Diluted Loss Per Share               $ (0.05)              $  (0.28)
                                                        =========             =========

6.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                               Three months ended
                                                                                    March 31,
                                                                                    ---------

                                                                               2002            2001
                                                                               ----            -----

Cash paid for interest and income taxes:
   Interest................................................................    $ 2,370       $  2,380
   Income taxes............................................................        772            362
Non-cash investing and financing activities:
       Conversion of operating partnership units to common stock...........          -          3,597
       Operating assets and liabilities transferred in lease conversion:
         Accounts receivable...............................................          -         52,072
         Prepaid expenses..................................................          -          1,478
         Deposits and other................................................          -          6,462
         Furniture, fixtures and other, net................................          -            152
         Investments in and advances to affiliates.........................          -          1,796
                                                                               --------      --------
                 Total operating assets transferred........................    $     -       $ 61,960
                                                                               ========      ========

         Accounts payable and accrued expenses.............................    $     -       $ 65,706
         Long-term debt....................................................          -             32
                                                                               --------      --------
                 Total liabilities transferred.............................    $     -       $ 65,738
                                                                               ========      ========

7.      SEGMENTS

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

                                                                 Hotel          Corporate                       Financial
                                                               Management        Housing          Other         Statements
                                                               ----------        -------          -----         ----------

Three months ended March 31, 2002
Revenues...................................................     $ 42,250        $ 24,246         $     14        $  66,510
Earnings before interest, taxes, depreciation,
   and amortization........................................     $  3,640        $ (1,131)        $   (551)       $   1,958

Total assets...............................................     $187,540        $ 54,055         $  9,482        $ 251,077

Three months ended March 31, 2001
Revenues...................................................     $ 55,188        $ 24,486         $     76        $  79,750
Earnings before interest, taxes, depreciation,
   and amortization........................................     $  6,362        $   (157)        $(18,901)       $ (12,696)

Total assets...............................................     $197,088        $ 53,177         $  4,715        $ 254,980

The other items in the tables above represent operating segment activity and assets for the non-reportable segments. The non-operating segment activity includes merger costs, charges to investments and advances to affiliates, accounts and notes receivable, equity in earnings (losses), and other costs. The non-operating segment assets include deferred tax assets and deferred financing costs.

Revenues for foreign operations for the three months ended March 31 were as follows:

                            2002             2001
                           -----             ----
Canada                      $2,151           $3,074
United Kingdom              $6,605           $7,033
France                      $   85           $    -

8.      RESTRUCTURING EXPENSES

At December 31, 2001, we had restructuring accruals of $205 remaining relating to lease termination costs incurred in connection with closing offices in four BridgeStreet markets and realigning and eliminating certain administrative functions within the corporate housing division. During the first quarter of 2002, we applied $29 in lease termination costs against the restructuring accrual, of which $176 remains at March 31, 2002.

Also at December 31, 2001, we had restructuring accruals of $315 relating to severance costs incurred as a result of the elimination of approximately 15 corporate positions. These actions were taken as a result of declines in our business due to the slowdown of the national economy. During the first quarter of 2002, we applied $315 against the restructuring accrual. No accrual remains at March 31, 2002.

During the second quarter of 2002, we expect to record restructuring charges of approximately $700 in our corporate housing division, primarily due to closing of an underperforming market within the corporate housing division.

9.      SUBSEQUENT EVENT

On May 2, 2002, we announced an agreement to merge with Interstate Hotels Corporation, or Interstate. The transaction will be a stock-for-stock merger of Interstate into MeriStar in which Interstate stockholders will receive 4.6 shares of common stock for each share of Interstate stock outstanding. Holders of MeriStar common stock and operating partnership units will continue to hold their stock and units following the merger. In connection with the merger, Interstate's convertible debt and preferred equity shares will be converted into shares of common stock of the surviving company. A new $113 million senior credit facility will replace the senior secured credit facilities of MeriStar and Interstate. We expect the new facility to have a three-year term loan and three-year revolver with a one-year option to extend. We expect the interest rate on the facility to range from London Interbank Offered Rate plus 300 basis points to London Interbank Offered Rate plus 450, based on certain financial covenant levels. The combined company will operate approximately 86,000 rooms in 412 hotels. We have incurred $260 in costs related to this merger in the first quarter of 2002. We expect the transaction to close in the third quarter of 2002.

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

Until January 1, 2001, we leased MeriStar Hospitality's hotels and operated them. As of January 1, 2001, we assigned these participating leases to wholly owned taxable subsidiaries of MeriStar Hospitality. In connection with the assignment, MeriStar Hospitality's taxable subsidiaries executed new management agreements with us to manage these hotels. Under these management agreements, MeriStar Hospitality's taxable subsidiaries pay us a management fee for each property. The management agreements were structured to substantially mirror the economics of the former leases. We and MeriStar Hospitality did not exchange any cash consideration except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at our option, subject to some exceptions. Because these leases have been assigned to MeriStar Hospitality's taxable subsidiaries, those taxable subsidiaries now bear the operating risk associated with these hotels.

On January 1, 2001, we invested $100,000 in Flagstone Hospitality Management LLC, a joint venture established to manage 54 hotels owned by RFS Hotel Investors, Inc. We owned 51% of, and controlled the joint venture during 2001. We have included the results of Flagstone in our consolidated financial statements since January 1, 2001. Effective January 1, 2002, Flagstone became a single member LLC, of which we own 100%.

On August 17, 2001, our corporate housing division acquired Paris-based Apalachee Bay Properties. Apalachee Bay is an apartment finder service, third party manager and a property sales brokerage business and represents 300 units. Apalachee Bay has been renamed BridgeStreet Paris. Our consolidated financial statements include the operating results of BridgeStreet Paris since August 17, 2001.

In April 2002, we launched a national licensing program within our Corporate Housing segment. This licensing program, called Global Partner Licensing Program, creates a national distribution system of professional corporate housing providers nationwide. Our licensees will have access to this distribution system as well as other marketing, training and communication tools.

The following table outlines our portfolio of managed and leased hotel properties as of the dates indicated:

                                      Managed                             Leased                            Total
                                      -------                             ------                            -----

                            Properties          Rooms          Properties         Rooms          Properties          Rooms
                            ----------          -----          ----------         -----          ----------          -----

March 31, 2002............        229          51,730              48             6,581             277               58,311
December 31, 2001.........        229          51,880              48             6,581             277               58,461
March 31, 2001............        216          47,692              51             7,344             267               55,036

As discussed above, effective January 1, 2001, we converted 106 leases with MeriStar Hospitality to long-term management contracts. In addition, in the fourth quarter of 2001, we terminated three leases with another hotel owner and converted those leases to long-term management contracts. Our remaining 48 leases are with Winston Hotels, Inc. We have had, and continue to have, discussions with Winston to convert these leases to long-term management contracts. We believe management contracts provide an inherently better alignment of interests between a hotel's owner and operator.

BUSINESS SUMMARY

The sluggish economy and delays and difficulties in travel due to heightened security measures at airports continue to have a major impact on our operating results. This is expected to continue throughout the remainder of 2002. In response to this current operating environment, we are continuing to work with the owners of hotel properties we manage to implement cost reduction and control measures to positively affect those properties' operating results. In our corporate housing segment, we are continuing to closely monitor our inventory of leased housing units in order to adjust that inventory appropriately in light of current slower demand levels.

On January 28, 2002, we amended our senior credit facility to provide more flexibility under certain financial covenants and allow us to extend the maturity from February 2002 until February 2003. The interest rate on the revolver increased 100 basis points to the 30-day London Interbank Offered Rate plus 450 basis points. In addition, the amendment reduced our availability to $82.5 million. The amendment also sets restrictions on investments and capital expenditures. The availability under our senior secured credit facility will also be reduced by $2.5 million on each of the following dates: February 28, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. In addition, on January 31, 2003, the availability under our senior credit facility will be further reduced by the amount that our earnings before interest, taxes, depreciation and amortization for 2002 exceeds $20 million. We met our obligation to reduce availability under the facility by $2.5 million on February 28, 2002.

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

In December 2001, we received notification from the NYSE that we were not in compliance with the continued listing standards of the NYSE because our average closing share price was less than $1.00 over a consecutive 30-day trading period. The NYSE's continued listing standards require that we bring our 30-day average closing price and our share price above $1.00 by June 20, 2002, subject to certain conditions. We are currently evaluating our alternatives with regard to complying with these standards.

On May 2, 2002, we announced an agreement to merge with Interstate. The transaction will be a stock-for-stock merger of Interstate into MeriStar in which Interstate stockholders will receive 4.6 shares of common stock for each share of Interstate stock outstanding. Holders of MeriStar common stock and operating partnership units will continue to hold their stock and units following the merger. In connection with the merger, Interstate's convertible debt and preferred equity shares will be converted into shares of common stock of the surviving company. A new $113 million senior credit facility will replace the senior secured credit facilities of MeriStar and Interstate. We expect the new facility to have a three-year term loan and three-year revolver with a one-year option to extend. We expect the interest rate on the facility to range from London Interbank Offered Rate plus 300 basis points to London Interbank Offered Rate plus 450, based on certain financial covenant levels. The combined company will operate approximately 86,000 rooms in 412 hotels. We have incurred $260 in costs related to the merger during the three months ended March 31, 2002. We expect the transaction to close in the third quarter of 2002.

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

Impairment of long-lived assets

In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", whenever events or changes in circumstances indicate that the carrying values of long -lived assets (intangibles with definite useful lives) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Any impairment losses are recorded as operating expenses. We did not recognize any impairment losses in 2002 or 2001.

We review long-lived assets for impairment when one or more of the following events have occurred:

     a. Current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows.

     b A significant loss of management contracts without the realistic expectation of a replacement.

     c. The unplanned departure of an executive officer or other key personnel, which could adversely affect our ability to maintain our competitive position and manage future growth.

     d A significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of the goodwill or other long-lived assets.

     e. Events which could cause significant adverse changes and uncertainty in business and leisure travel patterns.

In accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets," at least annually, we perform an analysis to determine the impairment of goodwill and intangible assets' (with indefinite lives) carrying values. To test intangible assets with indefinite lives for impairment, we perform an analysis to compare the fair value of the intangible asset to its carrying value. We make estimates of the fair value of the intangible asset using discounted cash flows from the expected future operations of the assets. If the analysis indicates that the fair value is less than the carrying value, the asset is written down to the estimated fair value and an impairment loss is recognized. To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss shall be recognized in an amount equal to that excess. Any impairment losses are recorded as operating expenses. We did not recognize any impairment losses in 2002 or 2001.

We make estimates of the undiscounted and discounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before income taxes, depreciation and amortization amounts and use growth assumptions to project these amounts out over the expected life of the underlying asset. Our growth assumptions are based on assumed future improvements in the national economy and improvements in the demand for lodging; if actual conditions differ from those in our assumptions, the actual results of each asset's actual future operations could be significantly different from the estimated results we used in our analysis.

Valuation Allowances

We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. In the fourth quarter of 2001, we recorded a $7.9 million valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future. If that occurred, we would record a charge to the income tax provision in that period. We also might determine that we would be able to realize all or part of the deferred tax assets covered by the existing valuation allowance. If that occurred, we would record a credit to the income tax provision in that period.

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

Restructuring and Other Accruals

During 2001, the slowing national economy negatively affected our operations. In response, we implemented restructuring plans to reduce our overhead costs. These plans included termination of some personnel positions as well as the abandonment of some leases. During the second quarter of 2002, we expect to record restructuring charges based on a plan to shut down a market in our corporate housing division. We accrue the total estimated cost of the restructuring at the time the plans are finalized and communicated to our employees. These estimates require our judgment as to the outcome of net lease costs. If actual results differ from our estimates, we will be required to adjust our financial statements when we identify the differences.

Derivative Instruments and Hedging Activities

We enter into derivative instruments for cash flow hedging purposes to limit the impact of interest rate changes on earnings and cash flows. We have designated our interest rate swap agreements as hedges against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, we reflect the interest rate swap agreements at fair value in our consolidated balance sheet as of March 31, 2002, and we record in stockholders' equity the related unrealized gains and losses on these contracts. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

Revenues
--------

We earn revenue from leased hotels, management contracts and related services, and corporate housing operations. We recognize revenue from our leased hotels from their rooms, food and beverage, and other operating departments as earned at the close of each business day. Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties, and fees for other related services we provide. We recognize base fees and fees for other services as revenue when earned in accordance with the individual management contracts. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", we accrue incentive fees in the period when we are certain they are earned. For contracts with annual incentive fee measurements, we typically will record any incentive fees in the last month of the annual contract period. In connection with FASB issued topic D-103, "Income Statement Characterization of Reimbursements for Out-of Pocket Expenses Incurred," we have reported revenue and expenses from managed properties in our reported results beginning January 1, 2002. These amounts relate primarily to payroll costs at the managed properties where we are the employer, and the reimbursement to us for those costs. The 2001 revenue and expenses have been reclassified to conform with the 2002 presentation.

The following table shows the operating statistics for our full-service managed and limited-service leased hotels on a same store basis for the three months ended March 31:

                                    2002         2001      Change
                                 ----------    ---------   ------
Revenue per available room......    $  63.79     $  76.77   (16.9%)
Average daily rate..............    $ 101.69     $ 111.58    (8.9%)
Occupancy.......................       62.7%        68.8%    (8.9%)

Our total revenue decreased $21.7 million to $178.9 million in the first three months of 2002 compared to $200.6 million in the first three months of 2001. Major components of this decrease were:

           . Our revenue from our leased hotels (from rooms, food and beverage and other operating departments) decreased $11.0 million, resulting from the conversion of three leases to management contracts as well as the lower average daily rate and occupancy in the properties that existed in both periods presented.

           . Our revenue from existing management contracts decreased $2.0 million due to lower revenues at our managed hotels, as shown by lower occupancy and average daily rates in 2002 compared to the same period in 2001.

           . Other revenue from managed properties (consisting of payroll costs reimbursed to us by the hotels we manage) decreased $8.4 million due to the reduction in the number of employees at the hotels.

Operating expenses by department
--------------------------------

Our operating expenses by department (rooms, food and beverage, other operating department expenses and corporate housing) decreased $1.8 million to $27.4 million in the first three months of 2002 compared to $29.2 million in the first three months of 2001. Major components of this decrease were:

           . Our corporate housing expenses increased $1.5 million primarily due to increased rates on apartment leases.

           . Our operating expenses from our leased hotels (from rooms, food and beverage and other department expenses) decreased
             $3.3 million. This was a direct result of the decrease in revenue from our leased hotels described above.

Undistributed operating expenses
--------------------------------

    Our undistributed operating expenses include the following items:
       . administrative and general;
       . property operating costs;
       . participating lease expense;
       . depreciation and amortization;
       . loss on asset impairment, merger and lease conversion costs;
       . charges to investments in and advances to affiliates, accounts and notes receivable, and other;
       . and restructuring expenses.

Our total undistributed operating expenses decreased $27.4 million to $39.1 million in the first three months of 2002 compared to $66.5 million in the first three months of 2001. Major components of this are described in the following paragraphs.

Administrative and general expenses are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as operations management, sales and marketing, finance, information technology support, human resources and other support services, as well as general corporate expenses. Administrative and general expenses decreased by $2.0 million from $19.2 million in the first three months of 2001 to $17.2 million in the first three months of 2002. Approximately $1.1 million of this decrease was due to the conversion of three leased properties to management contracts. The remaining decrease is attributable to the realization of cost savings from restructuring plans carried out in 2001.

Property operating costs include energy costs, repairs and maintenance, franchise fees, insurance, taxes, management fees and other expenses. Property operating costs decreased by $2.2 million from $9.0 million in the first three months of 2001 to $6.8 million in the first three months of 2002. Approximately $1.1 million of the decrease was due to the conversion of three leased properties to management contracts. The remainder of the decrease related primarily to lower energy and franchise costs in existing properties, which is a result of lower revenue during 2002.

Participating lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from the leased hotels. Participating lease expense decreased by $3.4 million from $16.1 million in the first three months of 2001 to $12.7 million in the first three months of 2002. Approximately $1.8 million of the decrease was due to the conversion of three leased properties to management contracts. The remainder of the decrease is directly attributable to the decrease in revenue from existing leased hotels.

Depreciation and amortization decreased by $0.9 million from $3.1 million in the first three months of 2001 to $2.2 million in the first three months of 2002. This decrease is a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002. This pronouncement requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment at least annually.

Merger costs decreased by $3.5 million from $3.8 million in the first three months of 2001 to $0.3 million in the first three months of 2002. Merger costs of $3.8 million for the first three months of 2001 included the expenses related to our proposed merger with American Skiing Company. On March 22, 2001, we and the other parties to the merger agreement mutually agreed to terminate the agreement. There were no termination fees payable to any of the parties. Merger costs of $0.3 million in the first three months of 2002 relate to our proposed merger with Interstate Hotels Corporation, announced on May 2, 2002.

Charges to investments in and advances to affiliates, accounts and notes receivable, and other includes reserves against accounts and notes receivables and charges to write-off the remaining book values of impaired and abandoned assets. We incurred expenses totaling $15.3 million in the first three months of 2001. We did not experience any of these expenses in the first three months of 2002.

Other expenses from managed properties
--------------------------------------

In connection with EITF No. 01-14, "Income Statement Characterization of Reimbursements for Out-of Pocket Expenses Incurred", we have reported revenue and expenses from managed properties in our reported results beginning January 1, 2002. These amounts relate primarily to payroll costs at the managed properties where we are the employer, and the reimbursement to us for those costs. The revenue and expenses have been reclassified to conform with the 2002 presentation. These costs decreased by $8.4 million to $112.4 million in the first three months of 2002 from $120.8 million in the first three months of 2001 primarily due to the reduction in headcount at the hotels we manage.

Earnings (loss) before interest, taxes, depreciation and amortization
---------------------------------------------------------------------

Earnings (loss) before interest, taxes, depreciation and amortization increased $14.7 million from $(12.7) million in the first three months of 2001 to $2.0 million in the first three months of 2002. Major components of this increase were:

         . Our Corporate Housing segment's EBITDA decreased by $0.9 million from $(0.2) million in 2001 to $(1.1) million in 2002 due to an increase in rental rates from apartment complexes offset by realization of cost savings from restructuring plans carried out in 2001.

         . Our Hotel Management segment's EBITDA decreased by $2.8 million from $6.4 million in 2001 to $3.6 million in 2002 due to the decrease in revenue associated with the decrease in average daily rate and occupancy in the period.

         . Our remaining EBITDA increased by $18.4 million primarily due to the merger costs of $3.8 million recorded in 2001, and the charges to investments in and advances to affiliates, accounts and notes receivable, and other of $15.3 million recorded in 2001.

Net loss
--------

Our net loss decreased by $9.0 million from $(10.8) million in 2001 to $(1.8) million in 2002. This decrease is due to the increase of $14.7 million in EBITDA and the decrease of $0.9 million in depreciation and amortization expense as discussed above. This is offset by the following:
         . Our income tax benefit decreased by $6.0 million due to the decrease of $15.1 million in our loss before income taxes.

         . Our losses allocated to minority interest decreased by $0.5 million due to the decrease in our operating losses.

Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", requires a lessee to recognize contingent rental expense for interim periods prior to the achievement of the specified target that triggers the contingent rental expense, if the achievement of that target by the end of the fiscal year is considered probable. This accounting pronouncement relates only to our recognition of lease expense in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases or our annual lease expense calculations. We made cash lease payments that were below the expense we were required to recognize under EITF No. 98-9 during the interim period ended March 31, 2002. As of March 31, 2002 this resulted in an accrued liability balance of $9, which is included on our condensed consolidated balance sheets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalent assets increased by $3.7 million from $4.6 million at December 31, 2001 to $8.3 million at March 31, 2002.

Sources of Cash

We fund our continuing operations through cash generated from hotel management and corporate housing operations. We finance capital expenditures, business acquisitions and investments in affiliates through a combination of internally generated cash, external borrowings and the issuance of partnership interests and/or common stock. Factors that may influence our liquidity include:

           . Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety and other operating risks described under the caption, "Risk Factors--Operating Risks" in our Annual Report on Form 10-K;

           . Factors that affect our access to bank financing and the capital markets, including interest rate fluctuations, operational risks and other risks described under the caption "Risk
               Factors--Financing Risks" in our Annual Report on Form 10-K; and

           . The other factors described under the caption, "Forward-Looking Information."

Our financing activities provided $5.8 million of cash during 2002 primarily from net borrowings of $6.5 million on our credit facilities. As of April 30, 2002, we had no availability under our senior secured credit facility and approximately $4.0 million available under our credit facility with MeriStar Hospitality.

Uses of Cash

We used $1.5 million of cash in operations during the three months ended March 31, 2002, primarily as result of the prepayment of apartment rent and contract renewals in our Corporate Housing segment as well as payment of income taxes, offset by other operating activity.

We used $0.5 million of cash in investing activities during the three months ended March 31, 2002. This relates to the purchase of $0.2 million of fixed assets, $0.1 million costs incurred to obtain management contracts (referred to as purchase of intangible assets on the Consolidated Statements of Cash Flows) and $0.2 million of investments made in and advances made to affiliates. In January 2002, we acquired a 5% interest in one affiliate for $0.1 million. We also made an advance of $75,000 to an affiliate.

Revolving Credit Facilities

On January 28, 2002, we amended our senior credit facility to provide more flexibility under certain financial covenants and allow us to extend the maturity from February 2002 until February 2003. The interest rate on the revolver increased 100 basis points to the 30-day London Interbank Offered Rate plus 450 basis points. In addition, the amendment reduced our availability to $82.5 million. The amendment also sets restrictions on investments and capital expenditures. The availability under our senior secured credit facility will also be reduced by $2.5 million on each of the following dates: February 28, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. In addition, on January 31, 2003, the availability under our senior credit facility will be further reduced by the amount that our earnings before interest, taxes, depreciation and amortization for 2002 exceeds $20 million. We met our obligation to reduce the facility by $2.5 million on February 28, 2002. The entire balance of $80,000 due on this facility is classified as a current liability on the Condensed Consolidated Balance Sheet at March 31, 2002 due to the maturity date in February 2003. The interest rate on borrowings under our senior credit facility as of March 31, 2002 was 6.4%. We incurred interest expense of $1,243 and $2,210 on this facility during the first quarters of 2002 and 2001, respectively.

On January 25, 2002, we amended our credit facility with MeriStar Hospitality to provide financial covenant relief similar to that in our senior credit facility. The maturity date remains 91 days after the maturity of the senior credit facility. The interest rate also remains the same, at the 30-day London Interbank Offered Rate plus 650 basis points.

In connection with the pending Interstate merger, a new $113 million senior credit facility will replace the existing senior credit facilities of both companies. We expect the new facility to have a three-year term loan and three-year revolver with a one-year option to extend. We expect the interest rate on the facility to range from London Interbank Offered Rate plus 300 basis points to London Interbank Offered Rate plus 450, based on certain financial covenant levels.

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

Minimum payments due under our debt and lease obligations as of March 31, 2002 were as follows (in thousands):

                                                    Credit Facilities
                                                      with MeriStar
                               Senior Credit           Hospitality           Non Cancelable
                                  Facility             Corporation          Operating Leases        Total
                                  --------             -----------          ----------------        -----
2002                              $       7,500            $          -           $   31,829        $   39,329
2003                                     72,500                  58,069               41,072           171,641
2004                                          -                       -               39,893            39,893
2005                                          -                       -               39,435            39,435
2006                                          -                       -               38,350            38,350
2007 and thereafter                           -                       -              225,555           225,555
                            -----------------------------------------------------------------------------------
                                  $      80,000            $     58,069           $  416,134        $  554,203
                            ===================================================================================

Summary

We believe cash generated by our operations, together with anticipated borrowing capacity under our new credit facility resulting in connection with the merger with Interstate, will be sufficient to fund our requirements for working capital, capital expenditures, and debt service. We expect to continue to seek acquisitions of hotel management businesses and management contracts. In addition, we expect to expand our corporate housing business by entering selected new markets in the United States and Europe. We expect to finance future acquisitions through a combination of additional borrowings under our anticipated credit facility and the issuance of partnership interests and/or our common stock. We believe these sources of capital will be sufficient to provide for our long-term capital needs. In the event the merger with Interstate does not close, we believe cash generated by our operations will be sufficient to fund our requirements for working capital, capital expenditures, and debt service. We would be required to refinance or extended our senior secured credit facility, which expires in 2003. This could have a significant effect on our short term cash flow requirements. If we are unable to refinance or extend our senior secured credit facility, this would have a material adverse effect on our company.

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

In April 2001, we entered into a $50 million, one-year interest rate swap agreement with a financial institution to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day London Interbank Offered Rate at 4.4%. During the three months ended March 31, 2002, we paid $315,469 under this agreement. The fair value of the interest rate swap agreement was $105,000 at March 31, 2002.

In April 2002, we entered into a $40 million, 10-month rate swap agreement with a financial institution to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixed the 30-day London Interbank Offered Rate at 4.0%.

Our senior secured credit facility matures in February 2003. At March 31, 2002, we had borrowings of $80.0 million outstanding on the facility. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 450 basis points. The weighted average effective interest rate was 6.9% at March 31, 2002. We have determined that the fair value of the debt approximates its carrying value.

Our $45.0 million of long-term debt under the MeriStar Hospitality revolving credit facility at March 31, 2002 matures 91 days after the maturity date of our senior secured credit facility. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The weighted average effective interest rate was 9.9% at March 31, 2002. We have determined that the fair value of the debt approximates its carrying value.

A 1.0% change in the 30-day London Interbank Offered Rate would have changed our interest expense by approximately $187,389 million during the three months ended March 31, 2002.

Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 13% of our revenue for the three months ended March 31, 2002 from services performed in Canada, the United Kingdom and France. Our foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2002. To date, since most of our foreign operations have been largely self-contained we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any significant foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activity.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

FORWARD-LOOKING INFORMATION

Information both included in and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," anticipate," estimate," "believe," "intent,: or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospectus include, but are not limited to, changes in:
       .   slowdown of national economy;
       .   economic conditions generally and the real estate market
           specifically;
       . the impact of the September 11, 2001 terrorist attacks or other terrorist attacks;
       . legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;
       .   disruptions to or restrictions on air travel;
       .   availability of capital;
       .   interest rates;
       .   competition;
       . supply and demand for lodging facilities in our current and proposed market areas; and
       . general accounting principles, policies and guidelines applicable to real estate investment trusts.
       .   potential de-listing of MeriStar Hotels & Resorts, Inc. by the NYSE.

These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001 under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits -
                 10.10 Employment Agreement, dated as of November 1, 2001, between MeriStar Hotels & Resorts, Inc., MeriStar Management Company, LLC and Paul W. Whetsell.
                 10.12.1 Amendment to Employment Agreement, dated as of November 1, 2001, between MeriStar Hotels & Resorts, Inc., MeriStar Management Company, LLC and John Emery.

         (b)     Reports on Form 8-K - none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MeriStar Hotels & Resorts, Inc.

Dated: May 15, 2002                 /s/ James A. Calder
                                    -------------------
                                    James A. Calder
                                    Chief Financial Officer