Form 10-Q
period 2002-06-30
INTERSTATE HOTELS & RESORTS INC
filed 2002-08-14
CIK 1059341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2002 or _______

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from _______ to _______

COMMISSION FILE NUMBER 1-14331

Interstate Hotels & Resorts, Inc.
(Exact name of Registrant as specified in its Charter)

DELAWARE	52-2101815
(State of Incorporation)	(IRS Employer Identification No.)

(Address of Principal Executive Offices)(Zip Code)

202-965-4455
(Registrant’s Telephone Number, Including Area Code)

MeriStar Hotels & Resorts, Inc.
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

Yes [X] No

The number of shares of Common Stock, par value $0.01 per share, outstanding at August 13, 2002 was 20,198,336.

EXPLANATORY NOTE

Interstate Hotels & Resorts, Inc., a Delaware corporation (formerly known as “MeriStar Hotels & Resorts, Inc.”) (the “Registrant”), and Interstate Hotels Corporation (“the Company”) entered into an Agreement and Plan of Merger, dated May 1, 2002 and as amended on June 3, 2002 (the “Merger Agreement”), pursuant to which the Company merged with and into the Registrant (the “Merger”). On July 31, 2002, after receiving the required stockholder approvals, pursuant to the Merger Agreement, the Registrant and the Company completed the Merger. As a result of the Merger and in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” the Company will be considered the acquiring enterprise for financial reporting purposes. Accordingly, this Form 10-Q for the quarter ended June 30, 2002 presents the Company’s historical financial information for that period.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

INTERSTATE HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,	June 30,
	2001	2002

	(A)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,040	$24,372
Accounts receivable, net of allowance for doubtful accounts of $227 in 2001 and $260 in 2002	9,080	16,126
Deferred income taxes	2,204	2,907
Prepaid expenses and other assets	1,941	1,845

Total current assets	52,265	45,250
Restricted cash	1,348	1,376
Marketable securities	2,548	2,518
Property and equipment, net	14,390	13,854
Officers and employees notes receivable	2,028	2,114
Affiliates notes receivable, net of reserve for uncollectible notes receivable of $666	1,718	2,119
Equity investments in hotel real estate	11,220	9,490
Deferred income taxes	5,479	6,133
Intangible and other assets	17,673	14,619

Total assets	$108,669	$97,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,038	$314
Accounts payable—health trust	4,424	4,711
Accrued payroll and related benefits	5,092	2,687
Other accrued liabilities	7,048	10,632
Current portion of long-term debt	1,601	6,575

Total current liabilities	19,203	24,919
Deferred compensation	2,548	2,518
Long-term debt	39,380	14,095

Total liabilities	61,131	41,532
Minority interest	433	433
Mandatorily redeemable preferred stock	5,070	–
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; 725,000 and 10 shares issued and outstanding and classified as mandatorily redeemable preferred stock at December 31, 2001 and June 30, 2002, respectively	–	–
Common stock, $.01 par value; 64,939,361 shares authorized; 5,730,440 and 12,271,780 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	57	123
Common stock options/warrants	–	790
Paid-in capital	64,955	90,525
Retained deficit	(22,977)	(35,930)

Total stockholders’ equity	42,035	55,508

Total liabilities and stockholders’ equity	$108,669	$97,473

(A)	The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

See accompanying notes to condensed consolidated financial statements.

INTERSTATE HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2002	2001	2002

Lodging revenues	$1,423	$779	$2,524	$1,455
Net management fees	6,404	6,336	12,880	11,994
Other fees	4,437	5,451	7,945	9,464

	12,264	12,566	23,349	22,913
Other revenues from managed hotels	70,454	71,874	139,859	134,315

	82,718	84,440	163,208	157,228

Lodging expenses	939	549	1,718	1,030
General and administrative	2,911	3,742	5,748	5,685
Payroll and related benefits	5,461	6,279	10,818	10,522
Tender Offer costs (Note 6)	–	881	–	1,000
Depreciation and amortization	2,694	2,582	5,400	5,110

	12,005	14,033	23,684	23,347
Other expenses from managed hotels	70,454	71,874	139,859	134,315

	82,459	85,907	163,543	157,662

Operating income (loss)	259	(1,467)	(335)	(434)
Other (expense) income:
Interest, net	(165)	(2,160)	(232)	(3,135)
Other, net	16	–	16	–
Earnings (losses) from equity investments in hotel real estate	141	(416)	318	(596)

Income (loss) before income tax expense (benefit)	251	(4,043)	(233)	(4,165)
Income tax expense (benefit)	79	(1,105)	(129)	(1,176)

Income (loss) before minority interest	172	(2,938)	(104)	(2,989)
Minority interest	54	(12)	90	52

Net income (loss)	118	(2,926)	(194)	(3,041)
Mandatorily redeemable preferred stock:
Dividends	159	148	318	307
Accretion	15	340	30	355
Conversion incentive payment	–	9,250	–	9,250

Net loss available to common stockholders	$(56)	$(12,664)	$(542)	$(12,953)

Earnings per common share and common share equivalent:
Basic	$(.01)	$(2.08)	$(0.08)	$(2.19)

Diluted	$(.01)	$(2.08)	$(0.08)	$(2.19)

Weighted average number of common share and common share equivalents outstanding:
Basic	6,538,917	6,094,217	6,510,209	5,913,333

Diluted	6,538,917	6,094,217	6,510,209	5,913,333

See accompanying notes to condensed consolidated financial statements.

INTERSTATE HOTELS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,

	2001	2002

Operating activities:
Net loss	$(194)	$(3,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,400	5,110
(Earnings) losses from equity investments in hotel real estate	(318)	596
Minority interest	90	52
Deferred income taxes	(793)	(1,357)
Amortization of mandatorily redeemable preferred stock	376	1,375
Stock option expense	287	790
Other	174	2,082
Changes in operating assets and liabilities:
Accounts receivable, net	1,711	(7,448)
Prepaid expenses and other assets	555	51
Accounts payable	(8,618)	(2,842)
Accrued liabilities	(7,441)	3,072

Net cash used in operating activities	(8,771)	(1,560)

Investing activities:
Change in restricted cash	892	(28)
Purchases of property and equipment, net	(388)	(44)
Purchases of marketable securities	(2,921)	(1,061)
Proceeds from sale of marketable securities	2,394	795
Net cash (invested for) received from equity investments in hotel and real estate	(8,179)	134
Change in officers and employees notes receivable, net	1,078	(176)
Net investment in management agreements	(471)	–
Change in affiliates notes receivable, net	(154)	1
Merger-related acquisition costs	–	(1,729)
Deposits and other	(229)	64

Net cash used in investing activities	(7,978)	(2,044)

Financing activities:
Proceeds from long-term debt	4,169	–
Repayment of long-term debt	(49)	(1,555)
Financing fees paid	(262)	(42)
Proceeds from issuance of common stock	215	80
Dividends paid on mandatorily redeemable preferred stock	(318)	(307)
Common stock repurchased and retired	(71)	–
Conversion incentive payment	–	(9,250)
Other	(1)	10

Net cash provided by (used in) financing activities	3,683	(11,064)

Net decrease in cash and cash equivalents	(13,066)	(14,668)
Cash and cash equivalents at beginning of period	51,327	39,040

Cash and cash equivalents at end of period	$38,261	$24,372

See accompanying notes to condensed consolidated financial statements.

INTERSTATE HOTELS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except per share amounts)

1. Organization and Basis of Presentation:

Interstate Hotels Corporation and its subsidiaries (the “Company”) is one of the largest independent hotel management companies in the United States based on number of properties, number of rooms and total revenues produced for owners. At June 30, 2002, the Company managed or performed related services (including insurance and risk management services, purchasing and project management services and centralized accounting services) for 136 hotels with a total of 29,038 rooms in 36 states in the United States, the District of Columbia, Canada and Russia. The Company wholly owns one of these properties, the 156-suite Pittsburgh Airport Residence Inn by Marriott (the “Owned Hotel”), which it acquired in 1999, and has non-controlling equity interests in 12 of these hotels.

The Company, together with its subsidiaries and predecessors, was formed on June 18, 1999, pursuant to a series of events culminating in the spin-off of the Company’s operations from Wyndham International, Inc. (“Wyndham”) (the “Spin-off”).

The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

The accompanying consolidated interim financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2. Change in Accounting:

Effective January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” This issue establishes standards for accounting for reimbursements received for out-of-pocket expenses incurred and the characterization as revenue and expense in the statement of operations. In accordance with EITF Issue No. 01-14, the Company has included in operating revenues and expenses the reimbursement of costs incurred on behalf of the third-party owners of the Company’s managed hotels. These costs relate primarily to payroll and benefit costs at managed hotels where the Company is the employer. These reimbursements are received based upon the costs incurred by the Company with no added margin. Therefore, the adoption of EITF Issue No. 01-14 did not impact operating income, earnings per share, cash flows or the financial position of the Company.

The effect of adopting EITF Issue No. 01-14, which was retroactively applied for all periods presented, was an increase in operating revenues and expenses of $70,454 and $71,874 for the three-month periods ended June 30, 2001 and 2002, respectively, and $139,859 and $134,315 for the six-month periods ended June 30, 2001 and 2002, respectively.

3. Earnings Per Share:

Basic earnings per common share was calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share assumes the issuance of common stock for all potentially dilutive equivalents outstanding. The effect of the conversion of the remaining Company’s Subordinated Convertible Notes and the Series B Convertible Preferred Stock into Class A Common Stock and the Class A shares issuable upon the exercise of outstanding stock options are considered to be anti-dilutive. The details of basic and diluted earnings per common share for the three-month and six-month periods ended June 30, 2001 and 2002 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net loss available to common stockholders	$(56)	$(12,664)	$(542)	$(12,953)

Weighted average number of common shares outstanding	6,538,917	6,094,217	6,510,209	5,913,333

Basic earnings per common share	$(0.01)	$(2.08)	$(0.08)	$(2.19)

Weighted average number of diluted common shares outstanding	6,538,917	6,094,217	6,510,209	5,913,333

Diluted earnings per common share	$(.01)	$(2.08)	$(0.08)	$(2.19)

The weighted average number of common and diluted common shares outstanding has not been adjusted for the effects of the Merger or for the one-for-five reverse stock split (see Note 7).

4. Conversion of Securities:

On October 20, 2000, the Company issued 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the “Preferred Stock”) for $5,000 and 8.75% Subordinated Convertible Notes (the “Notes”) for $25,000. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the “Investor”), entities affiliated with Lehman Brothers Holdings Inc. In addition, 225,000 shares of the Company’s Preferred Stock were also issued to three members of senior management of the Company as deferred compensation on October 20, 2000, subject to a three-year forfeiture period. Initially, the Preferred Stock was mandatorily redeemable by the Company on October 20, 2007 for $10 per share and the Notes matured on October 20, 2007. Each share of Preferred Stock was convertible into 2.5 shares of Class A Common Stock of the Company, and the Notes were convertible into Class A Common Stock of the Company at a rate of $4.00 per share.

In connection with the execution of the Company’s merger (the “Merger”) with and into Interstate Hotels & Resorts, Inc. (“the Registrant”) (see Note 7), the Investor agreed to convert its Preferred Stock and Notes into Class A Common Stock, subject to the restrictions on conversion set forth in the terms of those securities and the agreements to convert those securities. In addition, the three members of senior management also agreed to convert their Preferred Stock into Class A Common Stock in connection with the Merger. Therefore, on June 26, 2002, the Investor converted all but 10 shares of its Preferred Stock into 1,249,975 shares of the Class A Common Stock and approximately $18,757 in aggregate principal amount of the Notes into 4,689,165 shares of Class A Common Stock. As an inducement to such conversion, the Company paid the Investor $9,250. The payment of this conversion incentive was recorded as a charge to the loss available to common stockholders in the second quarter of 2002. In addition, the three members of senior management converted all of their Preferred Stock into an aggregate 562,500 shares of Class A Common Stock. The vesting of the Preferred Stock was recorded as a compensation charge of $1,188 in the second quarter of 2002.

On July 31, 2002, the Merger was completed, and the Registrant completed a one-for-five reverse split of its common stock, par value $0.01 per share (the “Registrant Common Stock”). On August 2, 2002, the Investor surrendered for conversion the remaining 10 shares of its Preferred Stock and the remaining $6,243 principal amount of Notes, along with its 5,939,140 shares of Class A Common Stock, in exchange for 6,900,000 shares of post-split Registrant Common Stock.

5. Long Term Debt:

Long-term debt consisted of the following:

	December 31,	June 30,
	2001	2002

8.75% Subordinated Convertible Notes	$25,000	$6,243
Wyndham Redemption Notes	4,432	3,682
Limited Recourse Mortgage Note	7,379	6,575
Promissory Note	4,170	4,170

	40,981	20,670
Less Current Portion	(1,601)	(6,575)

	$39,380	$14,095

Wyndham Redemption Notes— The Wyndham Redemption Notes balance of $4,432 and $3,682 at December 31, 2001 and June 30, 2002, respectively, bears interest at a rate that is fixed at 9.75%. Initially, principal payments of $750 and $3,682 were due on July 1, 2002 and July 1, 2004, respectively.

Prior to entering into the Merger Agreement, an affiliate of Wyndham International, Inc., the holder of a 1.6627% non-controlling economic interest in Interstate Hotels, LLC (“IH LLC”), the Company’s principal operating subsidiary, agreed to permit the Company to cause IH LLC, or its subsidiaries, to provide a guaranty and pledge of assets of IH LLC, or its subsidiaries, under the terms of the proposed senior secured credit facility for the Registrant following the Merger. In consideration for this agreement, the Company repaid a promissory note to Wyndham on May 2, 2002 in the outstanding principal amount of $750 and agreed to pay to Wyndham the outstanding principal amount of $3,682 under a second promissory note prior to IH LLC, or its subsidiaries, providing such guarantee and pledge of any of its or their assets. The Company repaid the second promissory note to Wyndham on July 30, 2002 in the outstanding principal amount of $3,682.

In addition, the Company accelerated the timing of Wyndham’s right to require the Company to redeem Wyndham’s interest in IH LLC to be the earlier of (i) the date on which the Company repays the second promissory note to Wyndham and (ii) July 1, 2004.

Limited Recourse Mortgage Note— In February 2000, a subsidiary of the Company entered into a limited-recourse mortgage note with a bank. The proceeds from the note, which originally was to mature February 2003, amounted to $7,560. Monthly payments were due based on a 25-year amortization schedule for principal, with interest based on variable rate options using the prime rate for the LIBOR rate. The average effective interest rate for 2001 was 6.26%. The note was collateralized by the Pittsburgh Airport Residence Inn by Marriott, which was acquired by the Company on November 1, 1999.

In connection with the Merger, the remaining principal balance of the note in the amount of $6,575 was repaid on July 31, 2002.

Promissory Note—In March 2001, a subsidiary of the Company entered into a promissory note in the amount of $4,170 with Felcor Lodging Trust Incorporated to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010.

Senior Credit Agreement— Immediately after the Merger, the Registrant, its principal operating subsidiary, Meristar H & R Operating Company, L.P. (the “OP”), and a group of lenders entered into a $113,000 Senior Credit Agreement, dated as of July 31, 2002 (the “Senior Credit Agreement”), pursuant to which the existing senior credit agreements of the Registrant and the Company were refinanced. The Senior Credit Agreement consists of a $65,000 term loan due on July 31, 2005 and a $48,000 revolving credit facility due on July 31, 2005 (with a one-year renewal at the Registrant’s option). The interest rate on the Senior Credit Agreement will be LIBOR plus 3.00% to 4.50%, based on the fulfillment of various financial tests by the Registrant. As of July 31, 2002, approximately $65,000 was outstanding under the term loan and $5,000 was outstanding under the revolving credit facility. These borrowings bore interest at a rate of 5.8125% per annum.

MHOP Term Loan —The OP and MeriStar Hospitality Operating Partnership, L.P. (“MHOP”) were parties to a Revolving Credit Agreement, dated as of August 3, 1998 and amended on February 29, 2000 and January 28, 2002 (as amended, the “MHOP Loan”), pursuant to which MHOP provided a $50,000 revolving credit facility to the OP. Immediately after the merger, the OP and MHOP entered into the Third Amendment to Revolving Credit Agreement, dated as of July 31, 2002 pursuant to which:
•	An existing $13,069 term note issued by the OP and MHOP was retired, with the balance added to the MHOP Loan;
•	The MHOP Loan became a term loan due on July 31, 2007; and
•	$3,000 of the outstanding principal amount under MHOP Loan was repaid.

6. Segment Information:

The Company’s reportable segments are: (i) operations of luxury and upscale hotels, and (ii) operations of mid-scale, upper economy and budget hotels. The luxury and upscale hotels segment derives revenues from management fees, reimbursements received for out-of-pocket expenses incurred, and other services (including insurance and risk management, purchasing and project management, IT support, training and relocation programs, and equipment leasing) that directly relate to providing management services. The mid-scale, upper economy and budget hotels segment derives revenues from management fees, reimbursements received for out-of-pocket expenses incurred, and certain specialized support services (such as centralized accounting services), as well as the operating revenues from the Pittsburgh Airport Residence Inn by Marriott.

The table below presents revenue and operating income (loss) information for each reportable segment for the three-month and six-month periods ended June 30, 2001 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenues(1):
Luxury and Upscale Hotels	$61,880	$64,783	$124,636	$120,265
Mid-Scale, Upper Economy and Budget Hotels	20,838	19,657	38,572	36,963

Consolidated totals	$82,718	$84,440	$163,208	$157,228

Operating income (loss):
Luxury and Upscale Hotels	$53	$(1,362)	$(676)	$(510)
Mid-Scale, Upper Economy and Budget Hotels	206	(105)	341	76

Consolidated totals	$259	$(1,467)	$(335)	$(434)

(1)	Includes other revenues from managed hotels in accordance with EITF Issue No. 01-14, which was retroactively applied for all periods presented.

Depreciation and amortization included in segment operating income (loss) information for the three-month and six-month periods ended June 30, 2001 and 2002 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Luxury and Upscale Hotels	$2,196	$2,069	$4,407	$4,084
Mid-Scale, Upper Economy and Budget Hotels	498	513	993	1,026

Consolidated totals	$2,694	$2,582	$5,400	$5,110

The net book value of intangible and other assets and equity investments in hotel real estate by segment consisted of the following as of December 31, 2001 and June 30, 2002:

	December 31,	June 30,
	2001	2002

Luxury and Upscale Hotels	$14,383	$10,891
Mid-Scale, Upper Economy and Budget Hotels	14,510	13,218

Consolidated totals	$28,893	$24,109

The following table reconciles the Company’s measure of operating income (loss) to consolidated net income (loss) for the three-month and six-month periods ended June 30, 2001 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Total after-tax operating income (loss)	$155	$(909)	$(202)	$(269)
Unallocated amounts, net of tax:
Interest, net	(99)	(1,340)	(139)	(1,944)
Other	9	–	9	–
Earnings (losses) from equity investments in hotel real estate	85	(684)	191	(796)
Minority interest	(32)	7	(53)	(32)

Consolidated net income (loss)	$118	$(2,926)	$(194)	$(3,041)

7. Merger:

The Registrant, a Delaware corporation (formerly known as MeriStar Hotels & Resorts, Inc.) and the Company entered into an Agreement and Plan of Merger, dated May 1, 2002 and as amended on June 3, 2002 (the “Merger Agreement”), pursuant to which the Company merged with and into the Registrant (the “Merger”). On July 31, 2002, after receiving the required stockholder approvals, pursuant to the Merger Agreement, MeriStar Hotels & Resorts and the Company completed the Merger. Pursuant to the Merger Agreement, each outstanding share of the Company’s common stock, par value $0.01 per share, was converted into 4.6 shares of Registrant Common Stock and the Registrant’s name was changed to Interstate Hotels & Resorts, Inc.

The Merger included the following significant related transactions:

•	the Investor agreed to convert its Preferred Stock and Notes into Class A Common Stock.
•	the Company repaid its outstanding balance on its promissory notes held by Wyndham International, Inc on July 30, 2002 and repaid the remaining principal balance of the limited recourse mortgage note on July 31, 2002;
•	the Registrant and the OP entered into the Senior Credit Agreement;
•	the Registrant and the OP entered into and converted its loan with MHOP to a Term Loan and repaid $3,000 under that loan; and
•	the Registrant effected a one-for-five reverse split of its Common Stock.

In accordance with generally accepted accounting principles, the merger will be treated as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” the Company will be considered the acquiring enterprise for financial reporting purposes. The Company will establish a new accounting basis for the Registrant’s assets and liabilities based upon the fair values thereof as of July 31, 2002, the effective date of the Merger. For financial reporting purposes, the results of operations of the Registrant will be included in the Interstate Hotels & Resorts, Inc. statement of operations from July 31, 2002. Costs incurred by the Company and related directly to the acquisition of the Registrant will be included as part of the cost of acquiring the Registrant.

The following unaudited pro forma summary results presents the information for the Registrant and the Company as if the Merger

and the one-for-five reverse stock split had been completed as of the beginning of the periods presented:

Pro Forma Information (Unaudited)

	Six Months Ended June 30,
	2001	2002

Total Revenue	$598,572	$567,066
Net income (loss)	$(13,111)	$3,448
Diluted earnings (loss) per share	$(0.65)	$0.17

For more information on the pro forma effects of the Merger on the periods presented above, see the Registrant's Press Release issued on August 8, 2002 as filed with the SEC on Form 8-K on August 8, 2002.

8. Tender Offer:

On April 11, 2002, Shaner Hotel Group Limited Partnership (“Shaner”) commenced an unsolicited partial tender offer to purchase 2,465,322 shares of the Company’s Class A Common Stock for $3.00 per share (as subsequently amended, the “Tender Offer”). The Tender Offer was subject to various conditions, including the redemption of the Company’s preferred stock purchase rights pursuant to the Company’s Shareholder Rights Agreement, or Shaner being satisfied that those rights did not apply to the Tender Offer.

Prior to the commencement of the Tender Offer, the Company received unsolicited proposals from Shaner to combine the operations of the Company with Shaner, which proposals also provided for the purchase of a portion of shares of the Company’s common stock by Shaner. The board of directors unanimously voted to reject the proposals.

On April 24, 2002, the Company’s full board of directors and a Special Committee of its independent directors concluded that the Tender Offer was financially inadequate and was not in the best interests of the Company’s stockholders. Therefore, they unanimously recommended that the Company’s stockholders reject the Tender Offer and not tender their shares pursuant to the Tender Offer. The Tender Offer expired on May 31, 2002.

The Company incurred approximately $881 and $1,000 of costs related to the Tender Offer and the unsolicited proposals for the three and six months ended June 30, 2002, respectively. These costs were incurred for legal and other professional fees and are recorded in the accompanying consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

Interstate Hotels & Resorts, Inc., a Delaware corporation (formerly known as MeriStar Hotels & Resorts, Inc.) (the “Registrant”) and Interstate Hotels Corporation, a Maryland corporation (“the Company”), entered into an Agreement and Plan of Merger, dated May 1, 2002 and as amended on June 3, 2002 (the “Merger Agreement”), pursuant to which the Company merged with and into Interstate Hotels & Resorts (the “Merger”). On July 31, 2002, after receiving the required stockholder approvals, pursuant to the Merger Agreement, Interstate Hotels & Resorts and the Company completed the Merger. Upon consummation of the Merger, pursuant to the Merger Agreement, each outstanding share of the Company’s common stock, par value $0.01 per share, was converted into 4.6 shares of Interstate Hotels & Resorts’ common stock, $0.01 par value per share (the “ Registrant Common Stock”) and MeriStar Hotels & Resorts, Inc.’s name was changed to “Interstate Hotels & Resorts, Inc.” Immediately after the effective time of the Merger, the Registrant also effected a one-for-five reverse split of the Registrant Common Stock.

In accordance with generally accepted accounting principles, the Merger will be treated as a purchase for financial reporting purposes. In accordance with the provisions of the Statement of Financial Accounting Standards No. 141, “Business Combinations,” the Company will be considered the acquiring enterprise for financial reporting purposes. The Company will establish a new accounting basis for the Registrant’s assets and liabilities based upon the fair values thereof as of July 31, 2002, the effective date of the Merger. For financial reporting purposes, the results of operations of the Registrant will be included in the Interstate Hotels & Resorts, Inc. statement of operations from July 31, 2002. Costs incurred by the Company and related directly to the acquisition of the Registrant will be included as part of the cost of acquiring the Registrant.

The Merger included the following significant related transactions:

•	Conversion of Securities— On October 20, 2000, the Company issued 500,000 shares of its Series B Convertible Preferred Stock, par value $.01 per share, (the “Preferred Stock”) for $5 million and 8.75% Subordinated Convertible Notes (the “Notes”) for $25 million. These securities were issued to CGLH Partners I LP and CGLH Partners II LP (collectively, the “Investor”), entities affiliated with Lehman Brothers Holdings Inc. In addition, 225,000 shares of the Company’s Preferred Stock were also issued to three members of senior management of the Company as deferred compensation on October 20, 2000, subject to a three-year forfeiture period. Initially, the Preferred Stock was mandatorily redeemable by the Company on October 20, 2007 for $10 per share and the Notes matured on October 20, 2007. Each share of Preferred Stock was convertible into 2.5 shares of Class A Common Stock of the Company and the Notes were convertible into Class A Common Stock of the Company at a rate of $4.00 per share.

In connection with the execution of the Merger Agreement, the Investor agreed to convert its Preferred Stock and Notes into Class A Common Stock, subject to the restrictions on conversion set forth in the terms of those securities and the agreements to convert those securities. In addition, the three members of senior management also agreed to convert their Preferred Stock into Class A Common Stock in connection with the Merger. Therefore, on June 26, 2002, the Investor converted all but 10 shares of its Preferred Stock into 1,249,975 shares of the Class A Common Stock and approximately $18.8 million in aggregate principal amount of the Notes into 4,689,165 shares of Class A Common Stock. As an inducement to such conversion, the Company paid the Investor $9.25 million. In addition, the three members of senior management converted all of their Preferred Stock into an aggregate 562,500 shares of Class A Common Stock. The vesting of the Preferred Stock was recorded as a compensation charge of $1.2 million in the second quarter of 2002.

On July 31, 2002, the Merger was completed, and the Registrant completed a one-for-five reverse split of the Registrant Common Stock, par value $0.01 per share (the “Registrant Common Stock”). On August 2, 2002, the Investor surrendered for conversion the remaining 10 shares of its Preferred Stock and the remaining $6.2 million principal amount of Notes, along with its 5,939,140 shares of Class A Common Stock, in exchange for 6,900,000 shares of post-split Registrant Common Stock.

•	Repayment of Wyndham Note— Prior to entering into the Merger Agreement, an affiliate of Wyndham International, Inc., the holder of a 1.6627% non-controlling economic interest in Interstate Hotels, LLC (“IH LLC”), the Company’s principal operating subsidiary, agreed to permit the Company to cause IH LLC, or its subsidiaries, to provide a guaranty and pledge of assets of IH LLC, or its subsidiaries, under the terms of the proposed senior secured credit facility for the combined company following the Merger. In consideration for this agreement, the Company repaid a promissory note to Wyndham on May 2, 2002 in the outstanding principal amount of $0.8 million and agreed to pay to Wyndham the outstanding principal amount of $3.7 million under a second promissory note prior to IH LLC, or its subsidiaries, providing such guarantee and pledge of any of its or their assets. The Company repaid the second promissory note to Wyndham on July 30, 2002 in the outstanding principal amount of $3.7 million. In addition, the Company accelerated the timing of Wyndham’s right to require the Company to redeem Wyndham’s interest in IH LLC to be the earlier of (i) the date on which the second promissory note to Wyndham is repaid and (ii) July 1, 2004.

•	Repayment of Limited Recourse Mortgage Note— In February 2000, a subsidiary of the Company entered into a limited-recourse mortgage note with a bank. The proceeds from the note, which originally was to mature February 2003, amounted to $7.6 million. Monthly payments were due based on a 25-year amortization schedule for principal, with interest based on variable rate options using the prime rate for the LIBOR rate. The average effective interest rate for 2001 was 6.26%. The note was collateralized by the Pittsburgh Airport Residence Inn by Marriott, which was acquired by the Company on November 1, 1999. In connection with the Merger, the remaining principal balance of the note in the amount of $6.6 million was repaid on July 31, 2002.

•	Senior Credit Agreement— Immediately after the Merger, the Registrant, its principal operating subsidiary, Meristar H & R Operating Company, L.P. (the “OP”), and a group of lenders entered into a $113 million Senior Secured Credit Agreement, dated as of July 31, 2002 (the “Senior Credit Agreement”), pursuant to which the existing senior credit agreements of the Registrant and the Company were refinanced. The Senior Credit Agreement consists of a $65 million term loan due on July 31, 2005 and a $48 million revolving credit facility due on July 31, 2005 (with a one-year renewal at the Registrant’s option). The interest rate on the Senior Credit Facility will be LIBOR plus 3.00% to 4.50%, based on the fulfillment of various financial tests by the Registrant. As of August 12, 2002, approximately $65 million was outstanding under the term loan and $9 million was outstanding under the revolving credit facility. These borrowings bore interest at a rate of 5.8125% per annum as of July 31, 2002.

•	MHOP Term Loan —The OP and MeriStar Hospitality Operating Partnership, L.P. (“MHOP”) were parties to a Revolving Credit Agreement, dated as of August 3, 1998 and amended on February 29, 2000 and January 28, 2002 (as amended, the “MHOP Loan”), pursuant to which MHOP provided a $50 million revolving credit facility to the OP. Immediately after the merger, the OP and MHOP entered into the Third Amendment to Revolving Credit Agreement, dated as of July 31, 2002 pursuant to which:
•	An existing $13.1 million term note issued by the OP to MHOP was retired, with the balance added to the MHOP Loan;
•	The MHOP Loan became a term loan due on July 31, 2007; and
•	$3.0 million of the outstanding principal amount under MHOP Loan was repaid.

•	Forgiveness of Officers’ Notes Receivable— Pursuant to agreements entered into upon the closing of the Merger, notes receivable of certain officers will be forgiven at future dates specified in each agreement. These notes receivable are carried at $0.8 million on the condensed consolidated balance sheet at June 30, 2002.

Business Summary

The sluggish economy and delays and difficulties in travel due to heightened security measures at airports continue to have a major impact on our operating results. Since the slowdown of the economy over the past 18 months, accelerated by the terrorist attacks on September 11th, the Company’s managed hotels have experienced significant short-term declines in occupancy. Weaker hotel performance reduces management fees and gives rise to additional losses under minority investments that were made in connection with hotels that the Company manages. These events have had and continue to have an adverse impact on the Company’s financial performance. In response to this current operating environment, the Company is continuing to work with the owners of its managed hotel properties to implement cost reduction and control measures to improve those properties’ operating results.

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

Lodging revenues consist of rooms, food and beverage and other departmental revenues from the Pittsburgh Airport Residence Inn by Marriott. Lodging revenues decreased by $0.6 million, or 45.3%, from $1.4 million in the three months ended June 30, 2001 (the “2001 Three Months”) to $0.8 million in the three months ended June 30, 2002 (the “2002 Three Months”) and by $1.0 million, or 42.4%, from $2.5 million in the six months ended June 30, 2001 (the “2001 Six Months”) to $1.5 million in the six months ended June 30, 2002 (the “2002 Six Months”). The average daily room rate for this hotel decreased from $87.16 during the 2001 Three Months to $79.52 during the 2002 Three Months, and the average occupancy rate decreased to 66.1% during the 2002 Three Months from 85.4% during the 2001 Three Months. This resulted in a decrease in revenue per available room of 29.4% to $52.58 during the 2002 Three Months from $74.45 during the 2001 Three Months. During the six-month period, the average daily room rate for this hotel decreased from $86.49 during 2001 to $74.73 during 2002, and the average occupancy rate decreased to 66.1% during 2002 from 79.4% during 2001. This resulted in a decrease in revenue per available room of 28.1% to $49.42 during the 2002 Six Months from $68.69 during the 2001 Six Months. These declines in revenues, ADR and RevPar all are results of the sluggish economy, delays and difficulties in travel due to heightened security measures at airports and increased competition in this market.

Net management fees decreased by $0.1 million, or 1.1%, from $6.4 million in the 2001 Three Months to $6.3 million in the 2002 Three Months and by $0.9 million, or 6.9%, from $12.9 million in the 2001 Six Months to $12.0 million in the 2002 Six Months. During 2002, the Company earned lower base and incentive management fee revenue on its hotels in the luxury and upscale hotels segment. Net management fees earned from hotels in this segment decreased by $0.6 million during the 2002 Three Months as compared to the 2001 Three Months. During the six-month period, net management fees earned from hotels in this segment decreased by $1.3 million during 2002 as compared to 2001. Lower incentive management fee revenue was earned from hotels in this segment due to the weakness in the U.S. economy during 2001 and continuing into 2002 and significant declines in occupancy following the events of September 11th.

Net management fees earned from hotels in the mid-scale, upper economy and budget hotels segment increased by $0.5 million during the 2002 Three Months as compared to the 2001 Three Months. During the six-month period, net management fees earned from hotels in this segment increased by $0.4 million during 2002 as compared to 2001, due to an increase in incentive fees recorded in 2002 Three Months and 2002 Six Months compared to 2001 Three Months and 2001 Six Months.

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Securities and Exchange Commission (“SEC”) Topic No. D-96, “Accounting for Management Fees Based on a Formula” (Method No. 2), base and incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement.

Other fees increased by $1.1 million, or 22.9%, from $4.4 million in the 2001 Three Months to $5.5 million the 2002 Three Months and by $1.6 million, or 19.1%, from $7.9 million in the 2001 Six Months to $9.5 million in the 2002 Six Months. This increase was due to an increase of $0.7 million in insurance income during 2002 Six Months. In addition, income earned on national purchasing contracts during the 2002 Three Months increased by $0.6 million compared to the 2001 Three Months.

Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the Pittsburgh Airport Residence Inn by Marriott. Lodging expenses decreased by $0.4 million, or 41.5%, from $0.9 million in the 2001 Three Months to $0.5 million in the 2002 Three Months and by $0.7 million, or 40.0%, from $1.7 million in the 2001 Six Months to $1.0 million in the 2002 Six Months. This decrease resulted primarily from the decrease in lodging revenues described above as well as a reduction in hotel staff and other cost containment measures in accordance with the Company’s cost containment initiatives.

Other revenues and expenses from managed hotels increased by $1.4 million, or 2.0%, from $70.5 million in the 2001 Three Months to $71.9 million in the 2002 Three Months and decreased by $5.6 million, or 4.0%, from $139.9 million in the 2001 Six Months to $134.3 million in the 2002 Six Months.

General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses increased by $0.8 million, or 28.5%, from $2.9 million in the 2001 Three Months to $3.7 million in the 2002 Three Months. This increase was due to an increase in the Company’s allowance for doubtful accounts of $0.2 million and an increase in incurred insurance losses of $0.4 million. During the 2002 Six Months, general and administrative expenses remained consistent at $5.7 million. Overall, as a result of cost containment initiatives, the Company incurred lower general and administrative expenses relating to business travel, relocation and development, which offset the increases noted above. General and administrative expenses as a percentage of revenues increased to 4.4% during the 2002 Three Months compared to 3.5% during the 2001 Three Months and to 3.6% during the 2002 Six Months compared to 3.5% during the 2001 Six Months.

Payroll and related benefits increased by $0.8 million, or 14.9%, from $5.5 million in the 2001 Three Months to $6.3 million in the 2002 Three Months. During the 2002 Three Months, the Company recorded incremental compensation charges of $1.0 million related to the preferred stock of three members of senior management that became fully vested upon the conversion of such stock into the Company’s Class A Common Stock. In addition, the Company incurred variable plan stock option expense of $0.7 million in the 2002 Three Months compared to $0.2 million in the 2001 Three Months. During the six-month period, payroll and related benefits decreased by $0.3 million, or 2.7%, from $10.8 million in 2001 to $10.5 million in 2002. Overall, corporate salaries and wages decreased due to temporary pay reductions and the elimination of salaries and benefits of approximately 20 employees who were terminated following the events of September 11th, as well as a wage freeze until the fourth quarter of 2002, which offset the increases noted above. Payroll and related benefits as a percentage of revenues increased to 7.4% during the 2002 Three Months compared to 6.6% during the 2001 Three Months and to 6.7% during the 2002 Six Months compared to 6.6% during the 2001 Six Months.

Tender Offer costs represents costs related to the commencement of a partial tender offer to purchase 2,465,322 shares of the Company’s Class A Common Stock by Shaner Hotel Group Limited Partnership (“Shaner”) and Shaner’s unsolicited proposals to combine the operations of the Company with Shaner prior to the commencement of the tender offer. These costs were incurred for legal and other professional fees. The tender offer expired on May 31, 2002.

Depreciation and amortization decreased by $0.1 million, or 4.2%, from $2.7 million in the 2001 Three Months to $2.6 million in the 2002 Three Months and by $0.3 million, or 5.4%, from $5.4 million in the 2001 Six Months to $5.1 million in the 2002 Six Months. Depreciation and amortization during the 2002 Six Months includes $4.2 million of amortization related to long-term intangible assets that existed at the date of the Spin-off from Wyndham International, Inc. (“Wyndham”) in 1999. These costs will be fully amortized in the second quarter of 2003.

As a result of the changes noted above, an operating loss of $1.5 million was incurred in the 2002 Three Months compared to operating income of $0.3 million in the 2001 Three Months. During the six-month period, an operating loss of $0.4 million was incurred in 2002 compared to an operating loss of $0.3 million in 2001.

Net interest expense increased by $2.0 million from $0.2 million in the 2001 Three Months to $2.2 million in the 2002 Three Months and by $2.9 million from $0.2 million in the 2001 Six Months to $3.1 million in the 2002 Six Months. During the 2002 Three Months, the Company’s incurred incremental amortization related to financing fees in the amount of $1.2 million as a result of the conversion of approximately $18.8 million of Notes into the Company’s Class A Common Stock. In addition, the Company had lower investment earnings due to lower interest rates and decreased cash balances.

Earnings from equity investments in hotel real estate were $0.1 million in the 2001 Three Months compared to losses from equity investments in hotel real estate of $0.4 million in the 2002 Three Months. Earnings of $0.3 million were earned in the 2001 Six Months and losses of $0.6 million were incurred in the 2002 Six Months. These earnings (losses) consisted of the Company’s proportionate share of the losses incurred through four non-controlling equity investments in 12 hotels. During 2002, these losses were incurred by the hotels due to the weakness in the U.S. economy during 2001 and continuing into 2002, and significant declines in occupancy following the events of September 11th. Future adverse changes in the hospitality and lodging industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments.

Income tax benefit for the 2001 Three Months was computed based on an effective tax rate of 40% after reduction of minority interest. Income tax benefit for the 2002 Three Months was computed based on an effective tax rate of 38% after reduction of minority interest.

As a result of the changes noted above, a net loss of $2.9 million was incurred in the 2002 Three Months compared to net income of $0.1 million in the 2001 Three Months. During the six-month period, a net loss of $3.0 million was incurred in 2002 compared to a net loss of $0.2 million in 2001.

In connection with the conversion of a portion of the Investor’s Notes and Preferred Stock on June 26, 2002, the Company paid the Investor an incentive payment of $9.25 million and issued the Investor an aggregate of 5,939,140 shares of Class A Common Stock. In addition, three members of senior management converted their Preferred Stock into an aggregate of 562,500 shares of Class A Common Stock.

Critical Accounting Policies and Estimates

Other than the adoption of EITF Issue No. 01-14 and other estimate changes noted above, there have been no material changes in the Company’s critical accounting policies and estimates during the three and six months ended June 30, 2002. A complete description of the Company’s critical accounting policies and estimates is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10K/A for the year ended December 31, 2001.

In conjunction with The Merger, the Registrant will change its accounting method for accounting for incentive management fees. The Company records incentive management fees as earned based on current profitability of the hotel and management agreement termination clauses. The Registrant will record the incentive management fees in the period it is certain they are earned, which for annual incentive fee measurements is typically the last month of the annual contract period. The effect of this change in accounting method would be to reduce management fee revenues by $1.7 million and $1.5 million during the 2001 Three Months and 2002 Three Months, respectively and $3.3 million and $2.8 million during the 2001 Six Months and 2002 Six Months, respectively.

Also in conjunction with the Merger, the Registrant will record a valuation allowance on certain of the Company’s and the Registrant’s tax attributes. The Registrant’s utilization of its net operating loss carryforwards will be limited by the tax provisions of the Internal Revenue Code. The valuation allowance adjustment that will be recorded will include the effect of the limitations on the Registrant’s deferred tax assets arising from net operating loss carryforwards.

Liquidity and Capital Resources

The Company’s cash and cash equivalent assets were $24.4 million at June 30, 2002 compared to $39.0 million at December 31, 2001, and current assets exceeded current liabilities by $20.3 million at June 30, 2002, compared to $33.1 million at December 31, 2001. This decrease in working capital of $12.8 million resulted from the payment of the $9.25 million conversion incentive to the Investor and the re-classification of the $6.6 million mortgage note to current portion of long-term debt, as discussed below.

Net cash used in operating activities was $1.6 million during the 2002 Six Months compared to net cash used in operating activities of $8.8 million during the 2001 Six Months. The increase of $7.2 million during the 2002 Six Months resulted primarily from an increase in operating income (adjusted for non-cash items) of $0.6 million and an increase of $6.6 million in cash used in changes in assets and liabilities, primarily as a result of the payment of accrued rent and other current liabilities in the 2001 Six Months associated with 75 hotels that were previously leased from Equity Inns, Inc. and terminated on January 1, 2001.

If the Company’s managed hotels continue to experience declines in occupancy and weaker hotel operating performance in the future, the Company’s management fee revenues could decrease, and additional losses from the Company’s minority investments may arise. These events could negatively impact the Company’s cash flows from operations and net income.

Net cash used in investing activities was $2.0 million during the 2002 Six Months compared to net cash used in investing activities of $8.0 million during the 2001 Six Months. During the 2002 Six Months, the Company paid merger-related acquisition costs of approximately $1.7 million. During the 2001 Six Months, the Company invested $8.7 million for a 50% non-controlling equity interest in eight hotels.

The Company’s capital expenditure budget for the year ending December 31, 2002 is approximately $0.5 million, consisting primarily of expenditures for information technology equipment.

On February 21, 2002, the ownership and financing for the Renaissance Worldgate Hotel in Kissimmee, Florida were restructured in order to address financial difficulties of the hotel. As part of this restructuring, the Company’s 20% non-controlling equity interest was redeemed in exchange for mutual releases with respect to the obligations of the hotel, and the Company received a $0.9 million cash payment towards the accounts receivable owed to the Company by the hotel. The hotel owner also issued a promissory note to the Company in the amount of approximately $0.3 million for the remaining accounts receivable, which note bears interest at the rate of nine percent per annum and is payable in equal quarterly installments beginning January 1, 2003 and ending December 31, 2003. In addition, the hotel owner and the Company amended the management agreement for the hotel, pursuant to which, among other things, the Company waived its management fees for the period from July 1, 2001 through February 21, 2002 and agreed to reduce its base management fee for periods following February 21, 2002. The majority owners and the principal lender for the hotel are affiliated with the Investor, which have designees on the Company’s board of directors.

The Company’s management currently believes that the remaining accounts and note receivable from the Renaissance Worldgate Hotel in Kissimmee, Florida will be collected, however, there can be no assurance that the amounts will be collected or, if so, the timing of terms of those collections. The Company’s management will continue to evaluate the collectibility of the accounts receivable on a quarterly basis.

Net cash used in financing activities was $11.1 million during the 2002 Six Months compared to net cash provided by financing activities of $3.7 million during the 2001 Six Months. This decline was due primarily to the $9.25 million payment to induce conversion of the Preferred Stock and the notes and $1.6 million of repayments of long-term debt to Wyndham ($0.75 million) and the limited recourse mortgage note to the Pittsburgh Airport Residence Inn by Marriott ($0.8 million). Additionally, in conjunction with the closing of the Merger, in July 2002, the Company made additional payments to Wyndham ($3.7 million) and repaid the limited recourse mortgage note ($6.6 million).

The Company is required to distribute 1.6627% of cash flows from the operations of IH LLC to Wyndham based on Wyndham’s common interest in IH LLC. The net distribution payable to Wyndham through June 30, 2002 approximated $89 thousand.

Immediately after the Merger, the Registrant entered into a $113 million Senior Credit Agreement, retired a $13.1 million note payable from the OP to MHOP and added the balance to the MHOP loan, converted the MHOP loan into a term loan, and repaid $3.0 million of outstanding principal amount under the term loan.

As of June 30, 2002, on a pro forma basis (as if the merger occurred on June 30, 2002), the Registrant had the following:
•	total assets of $294.2 million
•	total liabilities of $208.4 million
•	total cash of $16.1 million, and
•	total debt of $130.2 million

As of August 12, 2002, the total availability under the Registrant's Senior Credit Agreement was $39 million.

The Registrant believes cash generated by its operations, together with anticipated borrowing capacity under its Senior Credit Agreement resulting in connection with the Merger, will be sufficient to fund its requirements for working capital, capital expenditures and debt service. The Registrant expects to continue to seek acquisitions of hotel management businesses and management contracts. The Registrant expects to finance future acquisitions through a combination of additional borrowings under its credit facility and the issuance of partnership interests and/or its common stock. The Registrant believes these sources of capital will be sufficient to provide for its long-term capital needs.

Contractual Obligations and Maturities of Indebtedness

The following table summarizes the Company’s contractual obligations at June 30, 2002 and the effect that those obligations are expected to have on the Company’s liquidity and cash flows in future periods.

		Less than	One-Three
(in thousands)	Total	One Year	Years	Thereafter

Long-Term Debt:
Investor Notes	$6,243	$–	$–	$6,243
Wyndham Notes	3,682	–	3,682	–
Mortgage Note	6,575	6,575	–	–
Promissory Note	4,170	–	–	4,170

Total Long-Term Debt	20,670	6,575	3,682	10,413
Lease commitments	4,414	2,126	2,288	–
Joint venture commitment	–	–	–	–
Management agreement commitments	4,050	–	–	–
Equity investment funding	–	–	–	–

Long-Term Debt: For principal repayment and debt service obligations with respect to the Company’s long-term debt, see Note 5 to the Company’s Condensed Consolidated Financial Statements.

Lease Commitments: The Company has entered into leases of office space and various pieces of equipment. The leases expire at varying times through 2005.

Joint Venture Commitment: The Company had committed to invest $25.0 million into a joint venture. Prior to the Merger, the Company was required to maintain sufficient liquidity for this investment, which could have been accomplished through lines of credit or other means. The Company had not invested any funds into the joint venture. As a result of the Merger, the Company is no longer required to comply with the covenant to maintain $25.0 million in liquid assets in order to fund its capital obligations under the joint venture.

Management Agreement Commitments: Under the provisions of various management agreements between the Company and hotel owners, the Company has outstanding commitments to provide an aggregate of $4.1 million to these hotel owners in the form of investments or working capital loans, which may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is unknown.

Equity Investment Funding: In connection with the Company’s equity investments in hotel real estate, the Company is party to various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that the Company contributes capital as specified. The timing and amount of such contributions of capital is unknown. Currently, the Company has non-controlling equity interests in five hotel real estate limited partnerships and limited liability companies.

The following table summarizes the Company’s contractual obligations at June 30, 2002 (as if the merger occurred on June 30, 2002) and the effect that those obligations are expected to have on the Company’s liquidity and cash flows in future periods.

		Less than	One-Three
(in thousands)	Total	One Year	Years	Thereafter

Long-Term Debt:
Senior Credit Agreement	$70,000	$–	$–	$70,000
MHOP Term Loan	56,069	–	–	56,069
Promissory Note	4,170	–	–	4,170

Total Long-Term Debt	130,239	–	–	130,239
Lease commitments	65,366	24,326	18,884	22,156
Joint venture commitment	–	–	–	–
Management agreement	4,050	–	–	–
Equity investment funding	–	–	–	–

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The quantitative and qualitative disclosures required by this item and by Rule 305 of SEC Regulation S-K are not material to the Company at this time. The Company does not have any foreign currency or commodities contracts. Interest rates governing the majority of the Company’s debt are fixed and therefore not subject to market risk.

The Company’s current investment policy is to invest in highly liquid investments with a maturity of 90 days or less. Such financial instruments consist of cash and cash equivalents, individual municipal bonds and corporate government bonds. The Company believes it minimizes its risk through proper diversification along with the requirements that the securities must be of investment grade with an average rating of “A” or better by Standard and Poor’s. The Company believes that earnings and cash flows are not materially affected by changes in interest rates, due to the nature and short-term investment horizon for which these securities are invested.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company. Based on currently available facts, the Company believes that the disposition of matters pending or asserted will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Item 5. Forward-Looking Information

Information both included in and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” anticipate,” estimate,” “believe,” “intent,: or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospectus include, but are not limited to, changes in:
•	slowdown of national economy;
•	economic conditions generally and the real estate market specifically;
•	the impact of the September 11, 2001 terrorist attacks or other terrorist attacks;
•	legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;
•	disruptions to or restrictions on air travel;
•	the ability of the Registrant to integrate the business of Interstate and MeriStar;
•	availability of capital;
•	interest rates;
•	competition;
•	supply and demand for lodging facilities in our current and proposed market areas;
•	general accounting principles, policies and guidelines applicable to real estate investment trusts; and
•	potential de-listing of Interstate Hotels & Resorts, Inc. by the NYSE.

     These risks and uncertainties, along with the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Registrant’s joint proxy statement and prospectus filed on July 2, 2002, should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit	Description

2.4	Agreement and Plan of Merger, dated May 1, 2002, by and between the Company and the Registrant, dated May 1, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-4 filed on June 4, 2002 (Registration No. 333-89740))

2.4.1	Amendment No. 1 to Agreement and Plan of Merger, dated June 3, 2002, by and between the Company and the Registrant (incorporated by reference to Exhibit 2.1.1 to the Registrant’s Form S-4 filed on June 4, 2002 (Registration No. 333-89740))

2.5	Interstate Hotels Corporation Stockholder Voting and Conversion Agreement, dated as of May 1, 2002, among the Registrant, the Company and certain stockholders named therein (incorporated by reference to Exhibit 2.2 to the Registrant’s Form S-4 filed on June 4, 2002 (Registration No. 333-89740))

Exhibit	Description

2.5.1	Amendment No. 1 to the Interstate Hotels Corporation Stockholder Voting and Conversion Agreement, dated June 3, 2002, among the Registrant, the Company and certain stockholders named therein (incorporated by reference to Exhibit 2.2.1 to the Registrant’s Form S-4 filed on June 4, 2002 (Registration No. 333-89740))

2.6	Conversion Incentive Agreement, dated as of May 1, 2002, among the Company and holders of the Company’s Preferred Stock and Notes (incorporated by reference to Exhibit 2.3 to the Registrant’s Form S-4 filed on June 4, 2002 (Registration No. 333-89740))

2.6.1	Letter Agreement among the Company, the Registrant and holders of the Company’s convertible securities, dated June 3, 2002, amending and clarifying the Conversion Incentive Agreement (incorporated by reference to Exhibit 2.3.1 to the Registrant’s Form S-4 filed on June 4, 2002 (Registration No. 333-89740))

3.3	Certificate of Merger, dated July 31, 2002 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s, Inc. Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002)

3.5	Amendment to the By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002)

4.5	Form of Interstate Hotels & Resorts Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002)

9.1	Board Composition Agreement, dated as of July 31, 2002, among the Registrant and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 9.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

10.16	Registration Rights Agreement, dated as of July 31, 2002, among the Registrant and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

10.17	Second Amended and Restated Employment Agreement, dated as of July 30, 2002, between the Registrant and Thomas F. Hewitt (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

10.18	Senior Credit Agreement, dated as of July 31, 2002, among the Registrant, MeriStar H & R Operating Company, L.P., Societe Generale, SG Cowen Securities Corporation, Salomon Smith Barney Inc., Lehman Brothers, Inc., Credit Lyonnais New York Branch and various other lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

10.19	Third Amendment to Revolving Credit Agreement, dated as of July 31, 2002, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

10.20	Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

Exhibit	Description

10.21	Amendments to the Registrant’s Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

10.22	Amendments to the Registrant’s Non-Employee Directors’ Incentive Plan. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

99.1	Press Release, dated as of July 31, 2002 (incorporated by reference to Exhibit 99.1 to Interstate Hotels & Resorts, Inc. Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

99.2	Certification of Chief Executive Officer.

99.3	Certification of Chief Accounting Officer.

(b)	Reports on Form 8-K

Current report on Form 8-K dated and filed May 6, 2002 regarding the merger between MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation.

Current report on Form 8-K dated and filed May 8, 2002 regarding the first quarter earnings press release.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002		INTERSTATE HOTELS & RESORTS, INC.

	By:	/s/ JAMES A. CALDER

James A. Calder
Chief Financial Officer