Form 10-Q
period 2002-09-30
INTERSTATE HOTELS & RESORTS INC
filed 2002-11-15
CIK 1059341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2002 or ______

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ______to ______

COMMISSION FILE NUMBER 1-14331

INTERSTATE HOTELS & RESORTS, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE	52-2101815
(State of Incorporation)	(IRS Employer Identification No.)

1010 WISCONSIN AVENUE, N.W.
WASHINGTON, D.C. 20007
(Address of Principal Executive Offices)(Zip Code)

202-965-4455
(Registrant’s Telephone Number, Including Area Code)

MeriStar Hotels and Resorts, Inc.
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

Yes [X]      No

The number of shares of Common Stock, par value $0.01 per share, outstanding at November 11, 2002 was 20,303,540.

INTERSTATE HOTELS & RESORTS, INC.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

INTERSTATE HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,937	$39,040
Accounts receivable, net of allowance for doubtful accounts of $3,896 and $227, in 2002 and 2001, respectively	23,776	9,080
Due from MeriStar Hospitality	9,954	—
Deferred income taxes	—	2,204
Prepaid expenses and other	10,715	1,941

Total current assets	57,382	52,265
Restricted cash	1,049	1,348
Marketable securities	2,186	2,548
Property and equipment, net	27,975	14,390
Officers and employees notes receivable	217	2,028
Investments in and advances to affiliates, net of reserve of $666 in 2002 and 2001	28,852	12,938
Deferred income taxes	15,264	5,479
Goodwill	90,750	—
Intangible and other assets, net of accumulated amortization	69,535	17,673

Total assets	$293,210	$108,669

Liabilities, Minority Interests, and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$67,365	$17,602
Income taxes payable	547	—
Long-term debt, current portion	1,219	1,601

Total current liabilities	69,131	19,203
Deferred compensation	2,186	2,548
Long-term debt, excluding current portion	136,020	39,380

Total liabilities	207,337	61,131

Minority interests	6,859	433
Mandatorily redeemable preferred stock	—	5,070
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 1,000,000 shares authorized; 0 and 725,000 shares issued and outstanding and classified as mandatorily redeemable preferred stock at September 30, 2002 and December 31, 2001, respectively	—	—
Common stock, par value $0.01 per share; 50,000,000 shares authorized; 20,273,480 and 5,730,440 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	203	57
Paid-in capital	137,135	64,955
Accumulated deficit	(58,358)	(22,977)
Accumulated other comprehensive income	34	—

Total stockholders’ equity	79,014	42,035

Total liabilities, minority interests and stockholders’ equity	$293,210	$108,669

See accompanying notes to condensed consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Lodging	$832	$1,223	$2,287	$3,747
Corporate housing	19,779	—	19,779	—
Management and other fees	15,688	8,837	34,095	29,662

	36,299	10,060	56,161	33,409
Other revenue from managed properties	163,347	67,816	297,662	207,674

Total revenue	199,646	77,876	353,823	241,083

Operating expenses by department:
Lodging	575	918	1,606	2,636
Corporate housing	15,327	—	15,327	—
Undistributed operating expenses:
Administrative and general	14,803	7,261	30,010	23,827
Depreciation and amortization	4,024	2,685	9,133	8,085
Merger costs	3,430	—	5,653	—
Restructuring expenses	12,820	—	12,820	—
Tender offer costs	—	—	1,000	—

	50,979	10,864	75,549	34,548
Other expenses from managed properties	163,347	67,816	297,662	207,674

Total operating expenses	214,326	78,680	373,211	242,222

Net operating loss	(14,680)	(804)	(19,388)	(1,139)
Interest expense, net	1,562	560	3,474	792
Equity in loss of affiliates	1,074	2,556	1,670	2,222
Loss on impairment of investment in hotel real estate	—	3,026	—	3,026

Loss before minority interests and income taxes	(17,316)	(6,946)	(24,532)	(7,179)
Minority interests	243	39	295	130
Income tax expense (benefit)	1,818	(2,794)	641	(2,924)

Net loss	(19,377)	(4,191)	(25,468)	(4,385)
Mandatorily redeemable preferred stock:
Dividends	—	158	307	476
Accretion	—	16	356	46
Conversion incentive payments	—	—	9,250	—

Net loss available to common shareholders	(19,377)	(4,365)	(35,381)	(4,907)
Other comprehensive income (loss):
Foreign currency translation adjustment	33	—	33	—
Unrealized gain on investments	1	—	1	—

Comprehensive loss	$(19,343)	$(4,365)	$(35,347)	$(4,907)

Basic and diluted loss per common share:
Net loss available to common shareholders	$(1.12)	$(0.78)	$(3.14)	$(0.84)
Pro forma amounts assuming the new incentive management fee revenue recognition method is applied retroactively:
Net loss available to common shareholders	$(19,377)	$(6,036)	$(35,381)	$(9,848)
Net loss per basic and diluted share	$(1.12)	$(1.08)	$(3.14)	$(1.68)

See accompanying notes to condensed consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(25,468)	$(4,385)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,133	8,085
Forgiveness of officers and employees notes receivable	1,866	—
Write off of deferred financing fees	2,465	—
Equity in loss of affiliates	1,670	2,258
Loss on impairment of equity investment in hotel real estate	—	3,026
Minority interests	295	130
Deferred income taxes	2,119	(3,601)
Amortization of mandatorily redeemable preferred stock	1,375	563
Other	1,830	385
Changes in operating assets and liabilities, excluding effects of merger:
Accounts receivable, net	551	2,805
Prepaid expenses and other current assets	1,137	388
Accounts payable, accrued expenses and other liabilities	(3,126)	(16,075)
Due to MeriStar Hospitality Corporation	(2,081)	—

Net cash used in operating activities	(8,234)	(6,421)

Cash flows from investing activities:
Changes in restricted cash	299	825
Purchases of property and equipment, net	(528)	(469)
Purchases of franchise agreements	(483)	—
Merger-related acquisition costs	(3,486)	—
Cash acquired in merger transaction	1,766	—
Purchases of marketable securities	(2,080)	(2,475)
Proceeds from sale of marketable securities	1,911	2,791
Net cash invested for equity investments in hotel real estate	(1,360)	(8,112)
Change in officers and employees notes receivable, net	(145)	1,085
Net investment in management contracts	—	(471)
Change in advances to affiliates	217	8,001
Deposits and other	110	(1,200)

Net cash used in investing activities	(3,779)	(25)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	22,000	4,169
Principal payments on long-term debt	(26,811)	(8,325)
Financing fees paid	(42)	(1,491)
Proceeds from issuances of common stock	320	214
Dividends paid on mandatorily redeemable preferred stock	(307)	(476)
Accounts payable – related parties	—	(1)
Conversion incentive payments	(9,250)	—
Common stock repurchased and retired	—	(2,000)

Net cash used in financing activities	(14,090)	(7,910)

Effect of exchange rate changes on cash	—	—

Net decrease in cash and cash equivalents	(26,103)	(14,356)
Cash and cash equivalents, beginning of period	39,040	51,327

Cash and cash equivalents, end of period	$12,937	$36,971

See accompanying notes to condensed consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per share amounts)

1.     ORGANIZATION

Formation of Interstate Hotels & Resorts

MeriStar Hotels & Resorts, Inc., or MeriStar, and Interstate Hotels Corporation, or Interstate, entered into an Agreement and Plan of Merger, dated May 1, 2002 and as amended on June 3, 2002. In the merger transaction, Interstate merged with and into MeriStar, and MeriStar was renamed Interstate Hotels & Resorts, Inc. On July 31, 2002, after receiving the required stockholder approvals, MeriStar and Interstate completed the merger. The transaction was a stock-for-stock merger of Interstate into MeriStar in which Interstate stockholders received 4.6 shares of common stock for each share of Interstate stock outstanding. Holders of MeriStar common stock and operating partnership units continued to hold their stock and units following the merger. In connection with the merger, the holders of Interstate’s convertible debt and preferred equity shares converted those instruments into shares of common stock of the surviving company.

The merger included the following significant related transactions:

•	Interstate’s principal investor group agreed to convert their Series B preferred stock and convertible notes into Class A common stock.

•	Interstate repaid the outstanding balance on their promissory notes held by Wyndham International, Inc. on July 30, 2002 and repaid the remaining principal balance of their limited recourse mortgage note on July 31, 2002;

•	We entered into a new $113,000 senior credit agreement with a group of banks;

•	We converted MeriStar’s unsecured credit facility and term note with MeriStar Hospitality Operating Partnership, or MHOP, to a term loan and repaid $3,000 under that loan; and

•	We effected a one-for-five reverse split of our common stock.

In accordance with generally accepted accounting principles, we treated the merger as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Interstate was considered the acquiring enterprise for financial reporting purposes. Interstate established a new accounting basis for MeriStar’s assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. The merger is accounted for as a reverse acquisition with Interstate as the accounting acquirer and MeriStar as the surviving company for legal purposes.

The consolidated interim financial statements for the three- and nine-month periods ended September 30, 2002 and 2001, include the historical results of operations of Interstate, the accounting acquiror. After the MeriStar-Interstate merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Summary

The MeriStar-Interstate merger combined the two largest independent hotel management companies in the United States, measured by number of rooms under management. We manage and operate a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services, and centralized accounting services.

As of September 30, 2002, we managed 401 hotels with 85,587 rooms in 45 states, the District of Columbia, Canada, and Russia. We wholly own one of these properties, and have non-controlling equity interests in 25 of these hotels. In addition, at September 30, 2002, we had 3,485 apartments under lease in the United States, Canada, the United Kingdom and France.

Our subsidiary operating partnerships indirectly hold substantially all of our assets. We are the sole general partner of the partnerships. We, one of our directors and certain independent third parties are limited partners of the partnerships. The partnership agreements give the general partners full control over the business and affairs of the partnerships.

We manage all 108 hotels owned by MeriStar Hospitality Corporation, a real estate investment trust. We also have an intercompany agreement with MeriStar Hospitality. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand). We also provide each other with certain services including administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and diligence and operational services.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in Interstate Hotels Corporation’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

Change in Accounting Policy

Under our management contracts with hotel owners, we generally earn a combination of base and incentive management fees. Base management fees are usually calculated as set percentages of gross revenues of a hotel property, while incentive fees are calculated annually based on various financial or other measures established within the management contract.

Through the second quarter of 2002, we had recorded incentive management fees in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, and Method No. 2 of Emerging Issues Task Force or EITF Topic No. D-96, “Accounting for Management Fees Based on a Formula” in which incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement. The application of Method No. 2 resulted in the accrual of incentive management fees during interim reporting periods throughout the annual measurement period. The accrual would be reduced or eliminated in subsequent interim reporting periods if the profitability of the hotel missed performance thresholds later in the annual measurement period. This is an acceptable method of accounting for incentive management fees because the termination provisions specified in the management contracts provide for payment of prorated incentive management fees if the contract were to be terminated at any point within the year.

In the third quarter of 2002, with an effective date of January 1, 2002, we will record the incentive management fees in the period that it is certain the incentive management fees are earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. This newly adopted accounting principle is preferable in our circumstances because the new method eliminates the potential that incentive management fee revenue will be recognized in one interim reporting period and reduced or eliminated in a future interim reporting period. This methodology is designated as Method No. 1 in EITF Topic No. D-96. Method No. 1 is the Securities and Exchange Commission staff’s preferred method of accounting for incentive management fees.

The pro forma amounts reflect the effect of retroactive application on management fees that would have been made in 2001 had the new method been in effect. The effect of the change on the first quarter of 2002 was to increase the net loss available to common shareholders by $1,396 ($0.26 per share) to a net loss available to common shareholders of $1,685 ($0.32 per share); the effect of the change on the second quarter of 2002 was to increase the net loss available to common shareholders by $1,654 ($0.29 per share) to a net loss available to common shareholders of $14,318 ($2.55 per share); This change in accounting method has no effect on the total annual management fees earned or amount of cash we are paid, but does affect the timing of recognizing the revenue from these fees.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board or FASB issued SFAS No. 141, “Business Combination”. This standard requires that all business combinations be accounted for using the purchase method of accounting. The initial adoption of this statement, on January 1, 2002, did not have an impact on our financial position or results of operations. We applied SFAS No. 141 in accounting for the acquisition of MeriStar.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. This standard requires among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of our existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of our intangible assets within the first quarter after adoption. The initial adoption of this statement, on January 1, 2002, did not have an impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The implementation of the provisions of SFAS No. 143 is required effective January 1, 2003. We do not expect the implementation of this statement to have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The adoption of this statement, on January 1, 2002, did not have an impact on our financial position or results of operations.

We review long-lived assets for impairment when one or more of the following events occurs:

•	Current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows.

•	A significant loss of management contracts.

•	The unplanned departure of an executive officer or other key personnel that could adversely affect our ability to maintain our competitive position and manage future growth.

•	A significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our long-lived assets.

•	Events that could cause significant adverse changes and uncertainty in business and leisure travel patterns.

We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on projected amounts of future earnings before interest expense, income taxes, depreciation and amortization, or EBITDA. We use growth assumptions to project these estimated future EBITDA amounts out over the expected life of the underlying asset. Our impairment analysis considers various factors, such as the current operating performance of the underlying assets, our future forecast for operations, funding requirements or obligations we may have to an affiliate, and the estimated fair value of our investment based on liquidation preferences and priorities within an affiliate ownership structure.

Effective January 1, 2002, we adopted the provisions of EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” This issue establishes standards for accounting for reimbursements received for out-of-pocket expenses incurred and the characterization as revenue and expense in the statement of operations. In accordance with this issue, we have included in operating revenues and expenses the reimbursement of costs we incur on behalf of the third-party owners of our managed hotels. These costs relate primarily to payroll and benefit costs at managed hotels where we are the employer. We receive reimbursements for these costs based upon our costs with no added margin. Therefore, the adoption of this issue did not impact our operating income, earnings per share, cash flows or financial position. We adopted this issue by retroactively applying it to all periods presented in our accompanying financial statements. The effect of adopting this issue was an increase in our operating revenues and expenses of $163,347 and $67,816 and for the three month periods ended September 30, 2002 and 2001, respectively, and $297,662 and $207,674 for the nine month periods ended September 30, 2002 and 2001, respectively.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, Technical Corrections”. We plan to adopt this statement on January 1, 2003.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. If we enter into these transactions after that date, we will account for those transactions in accordance with the new statement.

3.     EARNINGS PER SHARE

We calculated our basic earnings per common share by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. The details of basic and diluted earnings per common share for the three month and nine month periods ended September 30, 2002 and 2001 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss available to common shareholders	$(19,377)	$(4,365)	$(35,381)	$(4,907)
Weighted average number of common shares outstanding (in thousands)	17,270	5,575	11,277	5,849

Basic and diluted loss per common share:
Net loss available to common shareholders	$(1.12)	$(0.78)	$(3.14)	$(0.84)

On July 31, 2002, in the merger transaction, the Interstate shareholders received 4.6 shares of common stock for each share of Interstate stock outstanding. MeriStar stockholders continued to hold their existing stock. On August 1, 2002, we effected a one-for-five reverse stock split of all outstanding shares of common stock. The weighted average number of common shares outstanding used in the table above is presented assuming the conversion of Interstate stock and the reverse stock split occurred on January 1, 2001.

4.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization

Goodwill	$90,750	$—	$—	$—
Management Contracts	84,881	(19,185)	25,938	(11,896)
Franchise Fees	1,945	(9)	62	(7)
Deferred Financing Fees	1,576	(73)	3,787	(725)
Other	400	—	514	—

We incurred aggregate amortization expense of $3,017 and $2,611 on these assets for the three months ended September 30, 2002 and 2001, respectively. We incurred aggregate amortization expense of $7,941 and $7,581 on these assets during the nine months ended September 30, 2002, and 2001, respectively.

As part of the purchase accounting for the MeriStar-Interstate merger, we recorded the following additions to intangible assets:

•	$90,750 of goodwill

•	$58,199 of management contracts

As a result of the merger and the termination of Interstate’s previous revolving credit facility, we wrote-off $1,241 and $2,465 of deferred financing fees during the three-month and nine-month periods ended September 30, 2002. These amounts are included as part of merger costs on our statement of operations. Additionally, and in connection with the closing of the merger and the execution of the new senior credit agreement, we incurred $1,513 of deferred financing fees.

Our estimated amortization expense for the next five years is expected to be as follows:

Year ending December 31, 2002	$11,335
Year ending December 31, 2003	$7,547
Year ending December 31, 2004	$3,941
Year ending December 31, 2005	$3,738
Year ending December 31, 2006	$3,345

The carrying amount of goodwill by reportable segment as of September 30, 2002 is as follows:

Hotel Management	$81,675
Corporate Housing	9,075

Total	$90,750

5.     INVESTMENTS IN AND ADVANCES TO AFFILIATES

Our investments in and advances to joint ventures and affiliated companies consist of the following:

	September 30,	December 31,
	2002	2001

MIP Lessee, L.P.	$7,559	$—
CapStar Hallmark Company, L.L.C	2,695	—
CapStar San Diego HGI Associates	4,390	—
FCH/IHC Hotels L.P. and FCH/IHC Leasing, L.P.	7,168	7,983
CNL IHC Partners, L.P.	2,141	2,201
Other	4,899	2,754

	$28,852	$12,938

Prior to the merger, MeriStar had investments in and advances to MIP Lessee, L.P., CapStar Hallmark Company, L.L.C., CapStar San Diego HGI Associates, and certain other joint ventures and affiliates. These investments in and advances to affiliates were recorded at fair value at the acquisition date.

Whenever events or changes in circumstances indicate that the carrying values of a long-lived asset (including an intangible asset) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows and the loss is other than temporary, we write down the asset to its estimated fair value and record an impairment loss. Any impairment losses are recorded as operating expenses.

Our review of long-lived assets as of September 30, 2002 did not indicate that any of our long-lived assets were impaired. The future carrying value of these items is, however, dependent upon operating results of our operating segments or the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of these long-lived assets.

In 2001, we formed two limited partnerships (FCH/IHC Hotels, L.P. and FCH/IHC Leasing, L.P.) with FelCor Lodging Trust. These partnerships own eight mid-scale hotels, and we manage those eight hotels. The partnership entities are owned 50% by FelCor and 50% by us. These hotels are located in Atlanta, Georgia (2 hotels); Dallas, Texas (1 hotel); Houston, Texas (4 hotels); and Scottsdale, Arizona (1 hotel). The partnerships’ business plan calls for the renovation of the hotels through an extensive capital expenditure program. To-date, the partnerships have spent approximately $8.5 million in connection with this capital expenditure program. Because of the renovation program, the hotel portfolio has had approximately 3.3% of its rooms out of service in 2002. As a result of the rooms out of service and the weaker-than-expected economic conditions in the hotels’ markets, the operating results of the hotels are lower than what we originally forecasted when we formed the partnerships with FelCor. In addition, we are in discussions with FelCor about the possible restructuring of the partnership and future commitments of the partners. We cannot currently predict the ultimate outcome of those discussions. We will continue to monitor on a quarterly basis the performance of the partnerships’ hotels, and review the carrying value of our investment in relation to the estimated fair value of the underlying hotel assets. If a review in a future period shows that our investment carrying value exceeds the estimated fair value, then we would record an impairment loss to reduce the carrying value of our investment to the estimated fair value.

6.     SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes:
Interest	$4,036
Income taxes	$508
Non-cash activities
Operating assets and liabilities acquired in connection with the merger:
Accounts receivable, net	15,650
Due from MeriStar Hospitality	7,873
Prepaid expenses	7,593
Deposits and other	2,374
Fixed assets, net	14,841
Investment in and advances to affiliates	16,956
Intangible assets, net	59,712
Deferred tax assets	9,700

Total operating assets acquired	$134,699

Accounts payable & accrued expenses	$51,135
Long-term debt, current portion	1,219
Income taxes payable	624
Long-term debt	124,850
Minority interests	6,244

Total liabilities acquired	$184,072

7.     CONVERSION OF SECURITIES

On October 20, 2000, we executed the following transactions:

•	We issued 500,000 shares of our Series B convertible preferred stock, par value $.01 per share for $5,000 and 8.75% subordinated convertible notes for $25,000. These securities were issued to an investor group affiliated with Lehman Brothers Holdings Inc.

•	We issued 225,000 shares of our Series B preferred stock to three of our executives as deferred compensation. This stock was subject to a three-year forfeiture period.

Initially, the Series B preferred stock was mandatorily redeemable on October 20, 2007 for $10 per share and the convertible notes matured on October 20, 2007. Each share of the Series B convertible preferred stock was convertible into 2.5 shares of our Class A common stock, and the convertible notes were convertible into our Class A common stock at a rate of $4.00 per share.

In connection with the MeriStar-Interstate merger, the following transactions occurred related to the securities described in this footnote:

•	The investor group agreed to convert their Series B preferred stock and convertible notes into Class A common stock. On June 26, 2002, the investor group converted all but 10 shares of their Series B preferred stock into 1,249,975 shares of the Class A common stock and approximately $18,757 in aggregate principal amount of the convertible notes into 4,689,165 shares of Class A common stock. As an inducement for this conversion, we paid the principal investor group $9,250. We recorded the payment of this conversion incentive as a charge to the loss available to common shareholders in the second quarter of 2002. On July 31, 2002, the merger was completed, and we completed a one-for-five reverse split of our common stock. On August 2, 2002, the investor group converted the remaining 10 shares of its Series B preferred stock and the remaining $6,243 principal amount of convertible notes, along with its 5,939,140 shares of Class A common stock, in exchange for 6,900,000 shares of post-split common stock.

•	The three executives agreed to convert their series B preferred stock into class A common stock. The three executives converted all of their Series B preferred stock into an aggregate 562,500 shares of Class A common stock. We recorded the accelerated vesting of their Series B preferred stock as a merger cost of $1,000 in the second quarter of 2002. For the three-month and nine-month periods ended September 30, 2002, we incurred $49 and $1,120 of interest expense on the convertible notes, respectively. For the three-month and nine-month periods ended September 30, 2001, we incurred $547 and $1,641 of interest expense on the convertible notes, respectively.

8.     LONG TERM DEBT

Our long-term debt consisted of the following:

	September 30,	December 31,

	2002	2001

Senior credit agreement	$77,000	$—
MHOP term loan	56,069	—
Promissory note	4,170	4,170
8.75% subordinate convertible notes	—	25,000
Wyndham redemption notes	—	4,432
Limited recourse mortgage note	—	7,379

	137,239	40,981
Less current portion	(1,219)	(1,601)

	$136,020	$39,380

Senior Credit Agreement—Effective July 31, 2002 in connection with the closing of the MeriStar-Interstate merger, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement consists of a $65,000 term loan and a $48,000 revolving credit facility. The term loan is payable in quarterly installments of $406 beginning January 1, 2003, with the balance due on July 31, 2005. The revolving credit facility is due on July 31, 2005 (with a one-year renewal at our option). The interest rate on the senior credit agreement will be 30-day LIBOR plus 3.00% to 4.50%, depending upon our meeting certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. As September 30, 2002, borrowings under the senior credit agreement bore interest at a rate of 5.8125% per annum. We incurred $798 of interest expense on the senior credit agreement for the three and nine months ending September 30, 2002.

MHOP Term Loan —In connection with the closing of the merger, effective July 31, 2002, a $75,000 unsecured credit facility between MeriStar and MHOP was converted to a $56,069 term loan due at July 31, 2007. Immediately preceding the conversion, $3,000 was repaid on the credit facility. The term loan is subordinate to borrowings under our senior credit agreement. The MHOP term loan contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. The term loan does not permit any additional future borrowings, and does not require MHOP to provide any additional borrowings. At September 30, 2002, the term loan bore interest at 8.32%. We incurred $790 of interest expense on the MHOP loan for the three and nine months ended September 30, 2002.

We are currently in discussions with MHOP about possible early repayment of this term loan. Our ability to repay this note would, however, be dependent on our ability to find an alternative source of financing to provide cash for a repayment. An early repayment of the term loan, if completed, would likely be at a discount to the current face amount of the term loan. MHOP has not reached a conclusion as to what, if any, discount they would accept as part of a repayment transaction.

Promissory Note—In March 2001, we entered into a promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the three-month and nine-month periods ended September 30, 2002, we incurred $125 and $375, respectively, of interest expense on the promissory note. For the three- and nine-month periods ended September 30, 2001, we incurred $83 and $215, respectively, of interest expense on the promissory note.

Wyndham Redemption Notes— The Wyndham Redemption Notes balance of $4,432 at December 31, 2001 bore interest at a fixed rate of 9.75%. Initially, principal payments of $750 and $3,682 were due on July 1, 2002 and July 1, 2004, respectively. In conjunction with negotiating the MeriStar–Interstate merger agreement, we repaid $750 to Wyndham on May 2, 2002 and agreed to repay the $3,682 remaining outstanding principal amount prior to closing the merger. We repaid this amount on July 30, 2002. For the three-month and nine-month periods ended September 30, 2002, we incurred $30 and $235, respectively, of interest expense on the Wyndham notes. For the three-month and nine-month periods ended September 30, 2001, we incurred $120 and $393, respectively, of interest expense on the Wyndham notes.

Wyndham also holds a 1.6627% non–controlling economic interest in one of our operating subsidiaries. In conjunction with negotiating the merger, we also accelerated the timing of Wyndham’s right to require us to redeem this interest. As of July 30, 2002, Wyndham has the right to require us to redeem this interest. The estimated value of this interest at September 30, 2002 is $433.

Limited Recourse Mortgage Note— In February 2000, we entered into a limited-recourse mortgage note with a bank. The proceeds from the note, which originally was to mature February 2003, were $7,560. Monthly payments were due based on a 25-year amortization schedule for principal, with interest based on variable rate options using the prime rate for the LIBOR rate. The note was collateralized by the Pittsburgh Airport Residence Inn by Marriott, a hotel we acquired on November 1, 1999. In connection with the merger, we repaid the $6,575 remaining principal balance of the note on July 31, 2002. For the three-month and nine-month periods ended September 30, 2002, we incurred $26 and $184, respectively, of interest expense on the mortgage note. For the three-month and nine-month periods ended September 30, 2001 we incurred $108 and $376, respectively, of interest expense on the mortgage note.

We have determined that the fair value of our outstanding borrowings on our senior credit facility, MHOP term loan, and promissory note approximate their carrying value at September 30, 2002.

9.     SEGMENT INFORMATION

We are organized into two operating divisions: hotel management and corporate housing, both of which are reportable operating segments. Each division is managed separately because of its distinctive products and services. We evaluate the performance of each division based on earnings before interest, taxes, depreciation, and amortization.

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended September 30, 2002
Revenues	$179,867	$19,779	$—	$199,646
Earnings before interest, taxes, depreciation, and amortization	$4,861	$733	$(16,250)	$(10,656)
Three months ended September 30, 2001
Revenues	$77,876	$—	$—	$77,876
Earnings before interest, taxes, depreciation, and amortization	$1,881	$—	$—	$1,881
Nine months ended September 30, 2002
Revenues	$334,044	$19,779	$—	$353,823
Earnings before interest, taxes, depreciation, and amortization	$8,485	$733	$(19,473)	$(10,255)
Total assets	$245,273	$31,170	$16,767	$293,210
Nine months ended September 30, 2001
Revenues	$241,083	$—	$—	$241,083
Earnings before interest, taxes, depreciation, and amortization	$6,946	$—	$—	$6,946
Total assets	$97,924	$—	$10,745	$108,669

The other items in the tables above represent operating segment activity and assets for the non-reportable segments. The non-operating segment activity includes merger costs, restructuring costs and tender offer costs. The non-operating segment assets include deferred tax assets and deferred financing costs.

Prior to the MeriStar-Interstate merger on July 31, 2002, we operated in two reportable segments: (1) operations of luxury and upscale hotels and (2) operations of mid-scale, upper economy and budget hotels. Following the merger, we operate in the segments shown in the table above. For periods prior to the merger, we have combined our two previously reportable segments into the hotel management operating segment for presentation in the table shown above.

Revenues for foreign operations for the three months ended September 30 were as follows:

	2002	2001

Canada	$1,838	$337
United Kingdom	$4,418	$—
France	$129	$—
Russia	$410	$908

Revenues for foreign operations for the nine months ended September 30 were as follows:

	2002	2001

Canada	$2,261	$1,301
United Kingdom	$4,418	$—
France	$129	$—
Russia	$2,268	$2,544

10. MERGER

Allocation of Purchase Price

On July 31 2002, the merger between MeriStar and Interstate was completed. MeriStar issued 37,188,574 shares of its common stock with a value of $38,527. The value of the MeriStar shares issued was determined based on the average market price of MeriStar’s common shares over the 2-day periods before and after the merger was announced. Additionally, MeriStar’s stock options with a fair value of $953 vested in connection with the merger.

We accounted for the merger as a purchase of MeriStar by Interstate. Accordingly, we have included the operating results of MeriStar in our condensed consolidated financial statements since July 31, 2002, the effective date of the merger. The following summarizes the merger:

MeriStar common stock issued	$38,527
MeriStar stock options	953
Transaction costs	3,663

Total cost of acquisition	43,143

Fair value of liabilities assumed	184,072
Fair value of assets acquired	(136,465)

Goodwill	$90,750

The following table summarizes the initial allocation of the amounts assigned to each major asset and liability caption at the date of acquisition:

Current Assets	$35,256
Intangible Assets	59,712
Other Long-Term Assets	41,497

Fair value of assets acquired	$136,465

Current Liabilities	$51,759
Long term debt	126,069
Minority interest	6,244

Fair value of liabilities assumed	$184,072

Of the $59,712 of intangible assets acquired, $58,199 relates to management contracts, amortized over an 18 year weighted-average useful life.

The $90,750 of goodwill was assigned to the hotel management and corporate housing segments in the amounts of $81,675 and $9,075 respectively, none of which is expected to be deductible for tax purposes.

Pro Forma Information

The following pro forma information is presented assuming the merger and the one-for-five reverse stock split had been completed as of the beginning of the periods presented. In management’s opinion, all pro forma adjustments necessary to reflect the material effects of these transactions have been made. The pro forma information does not purport to present what the actual results of operations would have been if the merger had occurred on such dates, nor to project the results of operations for any future period.

Pro Forma Information (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Total Revenue	$274,882	$283,275	$841,948	$881,847
Net loss	$(10,140)	$(6,880)	$(6,692)	$(19,991)
Loss per share	$(0.50)	$(0.34)	$(0.33)	$(0.99)

The above pro forma results for the three- and nine-months ended September 30, 2002 include the following material, non-recurring items:

	Three Months Ended September 30,		Nine Months Ended September 30, 2002

	2002	2001	2002	2001

Gain on lease conversion	$—	$—	$7,229	$—
Merger costs	$(3,295)	$146	$(4,296)	$(4,239)
Restructuring expenses	$(12,820)	$(918)	$(13,502)	$(1,830)
Tender offer costs	$—	$—	$(1,000)	$—
Charges to investments in and advances to affiliates, accounts and notes receivable, and other	$—	$(800)	$—	$(16,098)

Gain on lease conversion— Until June 28, 2002, MeriStar had leased 47 hotels from Winston Hotels, and managed 39 of these hotels. On June 30, 2002, the leases were assigned to a subsidiary of Winston. As of September 30, 2002, we continue to manage 38 of these hotels under five-year contracts, terminable on the sale of an asset or for any reason after 12 months. MeriStar received $15,850 of cash on June 30, 2002 and an additional $3,266 of cash as of July 31, 2002. Net assets of $2,116 were transferred to the subsidiary of Winston and MeriStar wrote down $9,771 of goodwill and intangibles, resulting in a gain of $7,229.

Merger costs—During 2001, MeriStar mailed a proxy to its shareholders seeking approval of a merger agreement with American Skiing Company, which the parties subsequently mutually agreed to terminate. For the nine months ended September 30, 2001, $4,239 of expenses were incurred relating to the proposed merger.

During 2002, MeriStar incurred $4,296 related of costs related to the merger and integration costs between Interstate and MeriStar. These costs include professional fees, travel and other transition costs.

Restructuring expenses—During 2001, MeriStar incurred $855 of restructuring costs related to the proposed merger between MeriStar and American Skiing. MeriStar also incurred $975 of restructuring costs related to closing several underperforming corporate housing markets.

During the third quarter of 2002, in connection with the MeriStar-Interstate merger, we incurred restructuring charges related to personnel changes primarily as a result of relocation and elimination of certain job functions that are no longer needed under the combined company. Restructuring costs also includes estimates for non-cancelable lease costs associated with certain offices we plan to close. The restructuring is expected to generate annual savings of approximately $8 million to $10 million.

As a result of the restructuring, we recorded charges of $12,820 in the third quarter of 2002. A detail of the costs comprising the total charges is as follows:

Severance for former Interstate employees	$10,470
Non-cancelable lease cost for former Interstate office locations	2,350

Total	$12,820

During the third quarter of 2002, approximately $1,883 in severance was applied against the restructuring accrual.

Tender offer costs—Prior to the merger, on April 11, 2002, Shaner Hotel Group Limited Partnership commenced an unsolicited partial tender offer to purchase 2,465,322 shares of Interstate’s Class A Common Stock for $3.00 per share. The tender offer was subject to various conditions, including redemption of Interstate’s preferred stock purchase rights in accordance with Interstate’s Shareholder Rights Agreement, or Shaner being satisfied that those rights did not apply to the tender offer.

Prior to the commencement of the tender offer, Interstate received unsolicited proposals from Shaner to combine its operations with Shaner’s. These proposals also provided for Shaner’s purchase of a portion of shares of Interstate’s common stock. Interstate’s board of directors unanimously voted to reject the proposals.

On April 24, 2002, Interstate’s full board of directors and a Special Committee of its independent directors concluded that the tender offer was financially inadequate and was not in the best interests of Interstate’s stockholders. Therefore, they unanimously recommended that Interstate’s stockholders reject the tender offer and not tender their shares pursuant to the tender offer. The tender offer expired on May 31, 2002.

We incurred approximately $1,000 of costs related to the tender offer and the unsolicited proposals during the first six months of 2002. These costs are included in the accompanying consolidated statement of operations.

Charges to investments in and advances to affiliates, accounts and notes receivable, and other—During 2001, MeriStar recorded a charge in the amount of $16,098 to record an allowance for accounts and notes receivables and to write-off the remaining book values of impaired and abandoned assets.

11.     MERGER COSTS

Merger costs included in our statement of operations for the three- and nine-month periods ended September 30, 2002 consist of the following:

	Three months ended	Nine months ended
	September 30, 2002	September 30, 2002

Write-off of deferred financing fees	$1,241	$2,464
Write-off of officer and employee notes receivable	1,866	1,866
Accelerated vesting of preferred stock	—	1,000
Integration costs	323	323

Total	$3,430	$5,653

12.     INCOME TAXES

In the third quarter of 2002, we recorded a $9,040 valuation allowance against our deferred tax assets to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance.

Excluding the $9,040 valuation allowance, our income tax benefit would have been $7,222 and $8,399 for the three and nine months ended September 30, 2002. Our effective tax rate would have been 42.3% and 33.8% for the three and nine months ended September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Formation of Interstate Hotels & Resorts

MeriStar Hotels & Resorts, Inc., or MeriStar, and Interstate Hotels Corporation, or Interstate, entered into an Agreement and Plan of Merger, dated May 1, 2002 and as amended on June 3, 2002. In the merger transaction, Interstate merged with and into MeriStar, and MeriStar was renamed Interstate Hotels & Resorts, Inc. On July 31, 2002, after receiving the required stockholder approvals, MeriStar and Interstate completed the merger. The transaction was a stock-for-stock merger of Interstate into MeriStar in which Interstate stockholders received 4.6 shares of common stock for each share of Interstate stock outstanding. Holders of MeriStar common stock and operating partnership units continued to hold their stock and units following the merger. In connection with the merger, the holders of Interstate’s convertible debt and preferred equity shares converted those instruments into shares of common stock of the surviving company.

The merger included the following significant related transactions:

•	Interstate’s principal investor group agreed to convert their Series B preferred stock and convertible notes into Class A common stock.

•	Interstate repaid the outstanding balance on their promissory notes held by Wyndham International, Inc. on July 30, 2002 and repaid the remaining principal balance of their limited recourse mortgage note on July 31, 2002;

•	We entered into a new $113 million senior credit agreement with a group of banks;

•	We converted MeriStar’s unsecured credit facility and term note with MeriStar Hospitality Operating Partnership, or MHOP, to a term loan and repaid $3 million under that loan; and

•	We effected a one-for-five reverse split of our common stock.

In accordance with generally accepted accounting principles, we treated the merger as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Interstate was considered the acquiring enterprise for financial reporting purposes. Interstate established a new accounting basis for MeriStar’s assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. The merger is accounted for as a reverse acquisition with Interstate as the accounting acquirer and MeriStar as the surviving company for legal purposes.

The consolidated interim financial statements for the three- and nine-month periods ended September 30, 2002 and 2001, include the historical results of operations of Interstate, the accounting acquiror. After the MeriStar-Interstate merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Summary

The MeriStar-Interstate merger combined the two largest independent hotel management companies in the United States, measured by number of rooms under management. We manage and operate a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services, and centralized accounting services.

As of September 30, 2002, we managed 401 hotels with 85,587 rooms in 45 states, the District of Columbia, Canada, and Russia. We own one of these properties, and have non-controlling equity interests in 25 of these hotels. In addition, at September 30, 2002, we had 3,485 apartments under lease in the United States, Canada, the United Kingdom and France.

Our subsidiary operating partnerships indirectly hold substantially all of our assets. We are the sole general partner of the partnerships. We, one of our directors and certain independent third parties are limited partners of the partnerships. The partnership agreements give the general partners full control over the business and affairs of the partnerships.

We manage all 108 hotels owned by MeriStar Hospitality Corporation, a real estate investment trust. We also have an intercompany agreement with MeriStar Hospitality. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand). We also provide each other with certain services including administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and diligence and operational services.

The sluggish economy and delays and difficulties in travel due to heightened security measures at airports continue to have a major impact on our operating results. Since the slowdown of the economy over the past 18 months, accelerated by the terrorist attacks on September 11, 2001, our managed hotels have experienced significant short-term declines in occupancy. Weaker hotel performance has caused reduced management fees and also gives rise to additional losses under minority investments that were made in connection with hotels that we manage. The overall weak economy has also negatively impacted the demand for corporate relocations and long-term assignments, two primary drivers of our corporate housing operations. These events have had and are expected to continue to have an adverse impact on our financial performance. In response to this current operating environment, we are continuing to work with the owners of our managed hotel properties to implement cost reduction and control measures to improve those properties’ operating results. We are also seeking to closely monitor and control our commitments for leased rental units in our corporate housing division, in order to minimize our exposure to further declines in demand in this area.

Relationship with MeriStar Hospitality

Historically, MeriStar has had close operating, management and governance relationships with MeriStar Hospitality Corporation, the owner of 108 hotel properties. We manage all of MeriStar Hospitality’s hotel properties under long-term management contracts. We have shared several key management personnel with MeriStar Hospitality, and their board of directors has four members who also serve on MeriStar Hospitality’s board of directors. Due to the merger of MeriStar and Interstate and our resulting increased scale and size, we and MeriStar Hospitality plan to separate more completely the management teams of the two companies. This separation of management will eliminate all but one shared management position between the two companies. It will allow each company to provide additional, dedicated resources for the management of each respective company. Paul W. Whetsell will remain Chairman and Chief Executive Officer of both companies, but we do not expect any other management positions to be shared between the companies. This plan to further separate the management teams will mainly affect the legal, finance and accounting, and development departments. On November 4, 2002, MeriStar Hospitality announced that Donald D. Olinger will join their company as chief financial officer in December. John Emery previously performed the duties of chief financial officer for MeriStar Hospitality. On November 5, 2002, it was announced that John Emery, MeriStar Hospitality’s president and chief operating officer, would resign from those positions. Mr. Emery will continue to serve as our president and chief operating officer. Mr. Olinger will also serve as MeriStar Hospitality’s chief accounting officer. James A. Calder, their current accounting officer, will resign from that position. Mr. Calder will continue to serve as our chief financial officer. We expect to complete the separation of all other management positions by the first quarter of 2003.

Critical Accounting Policies and Estimates

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

The most significant accounting policies affecting the Company’s consolidated financial statements relate to:

•	the evaluation of impairment of certain long-lived assets;

•	estimation of valuation allowances, specifically those related to income taxes and allowance for doubtful accounts;

•	estimates of restructuring and other accruals;

•	the evaluation of the fair value of our derivative instruments; and

•	revenue recognition

•	insurance receivables and reserves

Impairment of Long-lived Assets

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, whenever events or changes in circumstances indicate that the carrying values of long–lived assets (intangibles with definite useful lives) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Any impairment losses are recorded as operating expenses. We did not recognize any impairment losses in accordance with SFAS No. 144 in 2002 or 2001.

We review long-lived assets for impairment when one or more of the following events have occurred:

a.	Current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows.

b.	A significant loss of management contracts.

c.	The unplanned departure of an executive officer or other key personnel, which could adversely affect our ability to maintain our competitive position and manage future growth.

d.	A significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of the goodwill or other long-lived assets.

e.	Events which could cause significant adverse changes and uncertainty in business and leisure travel patterns.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, at least annually, we perform an analysis to determine the impairment of goodwill and intangible assets’ (with indefinite lives) carrying values. To test intangible assets with indefinite lives for impairment, we perform an analysis to compare the fair value of the intangible asset to its carrying value. We make estimates of the fair value of the intangible asset using discounted cash flows from the expected future operations of the assets. If the analysis indicates that the fair value is less than the carrying value, the asset is written down to the estimated fair value and an impairment loss is recognized. To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss shall be recognized in an amount equal to that excess. Any impairment losses on intangible assets are recorded as operating expenses. We did not recognize any impairment losses on intangible assets in 2002 or 2001.

We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on projected amounts of future earnings before interest expense, income taxes, depreciation and amortization, or EBITDA. We use growth assumptions to project these estimated future EBITDA amounts out over the expected life of the underlying asset. Our impairment analysis considers various factors, such as the current operating performance of the underlying assets, our future forecast for operations, funding requirements or obligations we may have to an affiliate, and the estimated fair value of our investment based on liquidation preferences and priorities within an affiliate ownership structure.

In 2001, we formed two limited partnerships (FCH/IHC Hotels, L.P. and FCH/IHC Leasing, L.P.) with FelCor Lodging Trust. These partnerships own eight mid-scale hotels, and we manage those eight hotels. The partnership entities are owned 50% by FelCor and 50% by us. These hotels are located in Atlanta, Georgia (2 hotels); Dallas, Texas (1 hotel); Houston, Texas (4 hotels); and Scottsdale, Arizona (1 hotel). The partnerships’ business plan calls for the renovation of the hotels through an extensive capital expenditure program. To-date, the partnerships have spent approximately $8.5 million in connection with this capital expenditure program. Because of the renovation program, the hotel portfolio has had approximately 3.3% of its rooms out of service in 2002. As a result of the rooms out of service and the weaker-than-expected economic conditions in the hotels’ markets, the operating results of the hotels are lower than what we originally forecasted when we formed the partnerships with FelCor. In addition, we are in discussions with FelCor about the possible restructuring of the partnership and future commitments of the partners. We cannot currently predict the ultimate outcome of those discussions. We will continue to monitor on a quarterly basis the performance of the partnerships’ hotels, and review the carrying value of our investment in relation to the estimated fair value of the underlying hotel assets. If a review in a future period shows that our investment carrying value exceeds the estimated fair value, then we would record an impairment loss to reduce the carrying value of our investment to the estimated fair value.

Valuation Allowances

We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. In the third quarter of 2002, we recorded a $9.0 million valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period. We also might determine that we would be able to realize all or part of the deferred tax assets covered by the existing valuation allowance; if that occurred, we would record a credit to the income tax provision in that period.

The utilization of our net operating loss carryforwards will be limited by the tax provisions of the Internal Revenue Code. The valuation allowance we recorded included the effect of the limitations on our deferred tax assets arising from net operating loss carryforwards.

We record an allowance for doubtful accounts receivable based on our judgment in determining the ability and willingness of our customers to make required payments. Our judgments in determining customers’ ability and willingness are based on past experience with customers and our assessment of the current and future operating environments for our customers. If a customer’s financial condition deteriorates or a management contract is terminated in the future, this could decrease a customer’s ability or obligation to make payments. If that occurred, we might have to make additional allowances, which could reduce our earnings.

Restructuring and Other Accruals

During the third quarter of 2002, we’ve recorded restructuring charges of $12.8 million in conjunction with the MeriStar-Interstate merger. This charge includes estimated severance costs for Interstate employees whose positions have been relocated or eliminated and estimates on non-cancelable lease costs at certain Interstate offices which will be closed down. We accrued the total estimated cost of the restructuring at the time the plans were finalized and communicated to our employees. These estimates require our judgment as to the outcome of net lease costs. If actual results differ from our estimates, we will be required to adjust our financial statements when we identify the differences.

Derivative Instruments and Hedging Activities

We enter into derivative instruments for cash flow hedging purposes to limit the impact of interest rate changes on earnings and cash flows. We have designated our interest rate swap agreements as hedges against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, we reflect the interest rate swap agreements at fair value in our consolidated balance sheet and we record in accumulated other comprehensive income (loss) the related unrealized gains and losses on these contracts. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Effective October 1, 2002, we entered into an interest rate swap agreement with a fair value of $0.2 million.

Revenue Recognition

We earn revenue from hotel management contracts and related services, corporate housing operations and operations from our owned hotel. Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties, and fees for other related services we provide.

Through the second quarter of 2002, we had recorded incentive management fees in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, and Method No. 2 of Emerging Issues Task Force or EITF Topic No. D-96, “Accounting for Management Fees Based on a Formula” in which incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement. The application of Method No. 2 resulted in the accrual of incentive management fees during interim reporting periods throughout the annual measurement period. The accrual would be reduced or eliminated in subsequent interim reporting periods if the profitability of the hotel missed performance thresholds later in the annual measurement period. This is an acceptable method of accounting for incentive management fees because the termination provisions specified in the management contracts provide for payment of prorated incentive management fees if the contract were to be terminated at any point within the year.

In the third quarter of 2002, with an effective date of January 1, 2002, we will record the incentive management fees in the period that it is certain the incentive management fees are earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. This newly adopted accounting principle is preferable in our circumstances because the new method eliminates the potential that incentive management fee revenue will be recognized in one interim reporting period and reduced or eliminated in a future interim reporting period. This methodology is designated as Method No. 1 in EITF Topic No. D-96. Method No. 1 is the Securities and Exchange Commission Staff’s preferred method of accounting for incentive management fees.

The effect of this change in accounting method results in a cumulative adjustment of $3,050 that reduces incentive management fees recognized during the first and second quarter of 2002. The effect of the change on the first quarter of 2002 was to increase the net loss available to common shareholders by $1,396 ($0.26 per share) to a net loss available to common shareholders of $1,685 ($0.32 per share); the effect of the change on the second quarter of 2002 was to increase the net loss available to common shareholders by $1,654 ($0.29 per share) to a net loss available to common shareholders of $14,318 ($2.55 per share); This change in accounting method has no effect on the total annual management fees earned or amount of cash we are paid, but does affect the timing of recognizing the revenue from these fees.

Insurance Receivables and Reserves

We earn insurance revenues through reinsurance premiums, direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims, claims incurred but not reported and claims settlement expenses. Claims incurred but not reported are estimated based on historical experience and other various factors that are believed to be reasonable under the circumstances. Actual liabilities may differ from estimated amounts and any changes in estimated losses ad settlements are reflected in current earnings.

Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

Revenues

We earn revenue from hotel management contracts and related services, corporate housing operations and one owned hotel. Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties, and fees for other related services we provide.

Our revenue from our corporate housing segment consists of fees received for our accommodations along with specialized services we offer. The length of a guest’s stay can range from a few nights to more than a year, with the typical stay ranging from 30 to 45 days. We lease substantially all of our corporate housing accommodations through flexible, short-term leasing arrangements in order to match our supply of accommodations with client demand.

In connection with FASB issued topic D-103, “Income Statement Characterization of Reimbursements for Out-of Pocket Expenses Incurred”, we have reported revenue and expenses from managed properties in our reported results beginning January 1, 2002. These amounts relate primarily to payroll costs at the managed properties where we are the employer, and the reimbursement to us for those costs. The 2001 revenue and expenses have been reclassified to conform to the 2002 presentation.

The following table shows the operating statistics for our managed hotels on a same store basis for the three months ended September 30:

	2002	2001	Change

Revenue per available room	$63.75	$64.42	$(0.67)
Average daily rate	$94.63	$98.16	$(3.53)
Occupancy	67.4%	65.6%	2.7%

Prior to the MeriStar-Interstate merger on July 31, 2002, we managed 141 hotels with 29,752 rooms. Subsequent to the merger, we manage 401 hotels with 85,587 rooms.

Our total revenue increased $121.7 million to $199.6 million in the third quarter of 2002 compared to $77.9 million in the third quarter of 2001. Major components of this increase were:

•	Corporate housing revenue of $19.8 million is included in the results of operations beginning August 1, 2002 as a result of the merger between Interstate and MeriStar on July 31, 2002.

•	Revenue from management fees and other fees increased $6.9 million, from $8.8 million in the third quarter 2001 to $15.7 million in the third quarter 2002. This increase is a due to the increase in number of managed hotels resulting from the merger between Interstate and MeriStar on July 31, 2002.

•	Other revenues from managed hotels (consisting of payroll and related costs reimbursed to us by the hotels we manage) increased $95.5 million, from $67.8 million in the third quarter 2001 to $163.3 million in the third quarter 2002, of which $93.8 million is due to the increase in operations resulting from the merger between Interstate and MeriStar on July 31, 2002; partially offset by

•	Lodging revenues consist of rooms, food and beverage and other department revenues from the Pittsburgh Airport Residence Inn by Marriott. These lodging revenues decreased $0.4 million, from $1.2 million in the third quarter 2001 to $0.8 in the third quarter 2002, resulting from the decrease in revenue per available room in this property for the periods presented.

Operating Expenses by department

Total operating expenses by department increased $15.0 million, to $15.9 million for the third quarter of 2002 compared to $0.9 million for the third quarter of 2001. Factors primarily affecting the increase were:

•	Corporate housing expenses of $15.3 million are included in the results of operations beginning on August 1, 2002 after the merger between Interstate and MeriStar on July 31, 2002; partially offset by

•	Lodging expenses consist of rooms, food and beverage, other department expenses and property operating costs from the Pittsburgh Airport Residence Inn by Marriott. These expenses decreased $0.3 million, which is a direct result of the decrease in revenue from this hotel as described above.

Undistributed operating expenses

Undistributed operating expenses include the following items:

•	administrative and general;

•	depreciation and amortization;

•	merger costs; and

•	restructuring expenses.

Total undistributed operating expenses increased $25.2 million to $35.1 million for the third quarter of 2002 compared to $9.9 for the third quarter of 2001. Factors primarily affecting the increase were:

•	Administrative and general expenses are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as operations management, sales and marketing, finance, information technology support, human resources and other support services, as well as general corporate expenses. Administrative and general expenses increased by $7.5 million from $7.3 million in the third quarter of 2001 to $14.8 million in the third quarter of 2002. An increase of $8.5 million is attributable to the increase in expenses resulting from the merger of Interstate and MeriStar on July 31, 2002. This is offset by a decrease of $1.0 million attributable to cost containment initiatives relating to business travel and relocation and development.

•	Depreciation and amortization expense increased by $1.3 million from $2.7 million in the third quarter of 2001 to $4.0 million in the third quarter of 2002. This increase is due to the acquisition of certain depreciable and amortizable assets in conjunction with the merger on July 31, 2002, including management contracts, franchise fees and deferred financing fees.

•	Merger costs are $3.4 million for the third quarter of 2002. Merger costs consists of the write off of $1.2 million of deferred financing fees related to the repayment and retirement of the Lehman senior credit facility and the repayment of the limited recourse mortgage note. Also included in merger costs is a $1.9 million charge for the forgiveness of certain employee and officer notes receivables. The remaining $0.3 million are integration costs incurred in connection with the merger.

•	Restructuring costs are $12.8 million in the third quarter of 2002. Restructuring costs consist of $10.5 million of estimated severance costs to be paid to Interstate employees whose positions are being relocated or eliminated as a result of the merger. The remaining $2.3 million of restructuring costs are estimates of noncancelable lease costs in certain Interstate offices that we intend to close as a result of the merger.

Other expenses from managed properties

In connection with EITF No. 01-14, “Income Statement Characterization of Reimbursements for Out-of-Pocket Expenses Incurred”, we have reported results beginning January 1, 2002. These amounts relate primarily to payroll costs at the managed properties where we are the employer, and the reimbursement to us for those costs. The 2001 revenue and expenses have been reclassified to conform to the 2002 presentation. These costs increased by $95.5 million to $163.3 million in the third quarter of 2002 from $67.8 million in the third quarter 2001, of which $93.8 million is due to the increase in operations resulting from the merger between Interstate and MeriStar on July 31, 2002.

Earnings (loss) before interest, taxes, depreciation and amortization

Earnings (loss) before interest, taxes, depreciation and amortization decreased $12.6 million to $(10.7) million in the third quarter of 2002 from $1.9 million in the third quarter of 2001. Major components of this increase were:

•	Corporate housing segment’s EBITDA of $0.7 million is included in the results of operations beginning on August 1, 2002 after the merger between Interstate and MeriStar on July 31, 2002.

•	Hotel management segment’s EBITDA increased by $3.7 million to $4.9 million in the third quarter of 2002 from $1.2 million in the third quarter of 2001 due to increase in operation subsequent to the merger between Interstate and MeriStar on July 31, 2002.

•	The remaining EBITDA decreased by $16.3 million due to the merger and restructuring costs described above.

Net loss available to common shareholders

Net loss available to common shareholders increased $15.0 million to a $19.4 million in the third quarter of 2002 from $4.4 million in the third quarter of 2001. This increase is due to the decrease of $12.6 million of EBITDA and the increase of $1.3 million in depreciation and amortization expense as discussed above. The following contributed to the remainder of the increase:

•	Interest expense increased $1.0 million to $1.6 million in the third quarter of 2002 from $0.6 million in the third quarter of 2001 due to the increase in outstanding debt during those periods.

•	Income tax expense increased by $4.6 million to $1.8 million in the third quarter of 2002 from a benefit of $(2.8) million in the third quarter of 2001. In 2002, following the MeriStar-Interstate merger, we recorded $9.0 million of income tax expense as a valuation allowance on certain of our deferred tax assets that are not anticipated to be realized in future periods.

These increases are offset by:

•	Equity in loss of affiliates decreased $1.5 million to $1.1 million in the third quarter of 2002 from $2.6 million in the third quarter of 2001. These losses consist of our proportionate share of the losses incurred through our non-controlling equity investments in various hotels. During 2001 and 2002, theses losses were incurred by the hotels due to the weakness in the U.S. economy and significant declines in occupancy. Future adverse changes in the hospitality and lodging industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments. During 2001, our 10% non-controlling equity interest in Interconn Ponte Verde Company, L.L.C. was written to zero after recording our proportionate share of the losses incurred by that entity. Thereafter, we no longer record equity in losses from this investment. This contributed to the decrease in losses from 2001 to 2002.

•	We incurred a loss on impairment of investments of hotel real estate in the third quarter of 2001 of $3.0 million. This loss represents a non-cash impairment charge related to our 20% non-controlling equity interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was a result of the impairment of the future profitability of this hotel. Since the acquisition in the fourth quarter of 2000, the hotel had experienced lower than expected operating cash flows, primarily due to the decreased occupancy rates and average daily room rates that affected this hotel and the Orlando lodging market in general. In addition, the weakness in the U.S. economy during 2001 coupled with the severe downturn in the Florida lodging market after the September 11th terrorist attacks had resulted in significant financial difficulties for the hotel. As a result, the hotel was unable to satisfy debt service obligations, which resulted in mortgage defaults.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Revenues

The following table shows the operating statistics for our managed hotels on a same store basis for the nine months ended September 30:

	2002	2001	Change

Revenue per available room	$66.42	$70.04	$(3.62)
Average daily rate	$97.29	$103.24	$(5.95)
Occupancy	68.3%	67.8%	0.1%

Prior to the merger on July 31, 2002, Interstate Hotels Corporation managed 141 hotels with 29,752 rooms. Subsequent to the merger, on September 30, 2002 we manage 401 hotels with 85,587 rooms.

Our total revenue increased $112.7 million to $353.8 million for the nine months ended September 30, 2002 compared to $241.1 million for the same period 2001. Major components of this increase were:

•	Corporate housing revenue of $19.8 million is included in the results of operations beginning August 1, 2002 as a result of the merger between Interstate and MeriStar on July 31, 2002.

•	Revenue from management fees and other increased $4.3 million, from $29.7 million for the first nine months of 2001 to $34.0 million for the first nine months of 2002. The majority of this increase, $6.0 million, is a due to the increase in number of managed hotels resulting from the merger between Interstate and MeriStar on July 31, 2002.

•	Other revenues from managed hotels (consisting of payroll and related costs reimbursed to us by the hotels we manage) increased $90.0 million, from $207.7 million in the first nine months of 2001 to $297.7 million in the same period 2002, of which $93.8 million is due to the increase on in operations resulting from the merger between Interstate and MeriStar on July 31, 2002; partially offset by

•	Lodging revenues consist of rooms, food and beverage and other department revenues from the Pittsburgh Airport Residence Inn by Marriott. These revenues decreased $1.4 million, from $3.7 million for the first nine months of 2001 to $2.3 million for the first nine months of 2002, resulting from the decrease revenue per available room in this property for the periods presented.

Operating expenses by department

Total operating expenses by department increased $14.3 million; to $16.9 million for nine months ended September 30, 2002 compared to $2.6 million for nine months ended September 30, 2001. Factors primarily affecting the increase were:

•	Corporate housing expenses of $15.3 million are included in the results of operations beginning on August 1, 2002 after the merger between Interstate and MeriStar on July 31, 2002; partially offset by

•	Lodging expenses consist of rooms, food and beverage, other department expenses and property operating costs from the Pittsburgh Airport Residence Inn by Marriott. This decreased of $1.0 million, which is a direct result of the decrease in revenue from this hotel as described above.

Undistributed operating expenses

Undistributed operating expenses include the following items:

•	administrative and general;

•	depreciation andamortization;

•	merger costs;

•	restructuring expenses; and

•	tender offer costs

Total undistributed operating expenses increased $26.7 million to $58.6 million for the nine months ended September 30, 2002 compared to $31.9 for the nine months ended September 30, 2001. Factors primarily affecting the increase were:

•	Administrative and general expenses are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as operations management, sales and marketing, finance, information technology support, human resources and other support services, as well as general corporate expenses. Administrative and general increased by $6.2 million. An increase of $8.5 million is attributable to the increase in expenses resulting from the merger of Interstate and MeriStar on July 31, 2002. This is offset by a decrease of $2.3 million attributable to cost containment initiatives relating to business travel and relocation and development.

•	Depreciation and amortization expense increased by $1.0 million. This increase is primarily due to the acquisition of certain depreciable and amortizable assets in conjunction with the merger on July 31, 2002, including management contracts, franchise fees and deferred financing fees.

•	Merger costs are $5.7 million for the nine months ended September 30, 2002. Merger costs consist of the write off of $2.4 million of deferred financing fees related to the repayment and retirement of the Lehman senior credit facility and the repayment of the limited recourse mortgage note. Also included in merger costs is a $1.9 million charge for the forgiveness of certain employee and officer notes receivables, and a $1.0 million charge relating to the accelerated vesting of preferred stock. The remaining $0.3 million are integration costs incurred in connection with the merger.

•	Restructuring costs are $12.8 million in the third quarter of 2002. Restructuring costs consist of $10.5 million of estimated severance costs to be paid to Interstate employees whose positions are being relocated or eliminated as a result of the merger. The remaining $2.3 million of restructuring costs are estimates of noncancelable lease costs in certain Interstate offices that we intend to close as a result of the merger.

•	Tender offer costs represent costs related to the commencement of a partial tender offer to purchase 2,465,322 shares of Interstate’s Class A Common Stock by Shaner Hotel Group Limited Partnership (“Shaner”) and Shaner’s unsolicited proposals to combine the operations of Interstate with Shaner prior to the commencement of the tender offer. These costs were incurred for legal and professional fees. The tender offer expired May 31, 2002.

Other expenses from managed properties

In connection with EITF No. 01-14, “Income Statement Characterization of Reimbursements for Out-of-Pocket Expenses Incurred”, we have reported results beginning January 1, 2002. These amounts relate primarily to payroll costs at the managed properties where we are the employer, and the reimbursement to us for those costs. The 2001 revenue and expenses have been reclassified to conform to the 2002 presentation. These costs increased by $90.0 million to $297.7 million for the nine months ended September 30, 2002 from $207.7 million for the nine months ended September 30, 2001, of which $93.8 million is due to the increase on in operations resulting from the merger between Interstate and MeriStar on July 31, 2002.

Earnings (loss) before interest, taxes, depreciation and amortization

Earnings (loss) before interest, taxes, depreciation and amortization or EBITDA decreased $17.2 million to $(10.3) million for the nine months ended September 30, 2002 from $6.9 million for the nine months ended September 30, 2001. Major components of this increase were:

•	Corporate housing segment’s EBITDA of $0.7 million is included in the results of operations beginning on August 1, 2002 after the merger between Interstate and MeriStar on July 31, 2002.

•	Hotel management segment’s EBITDA increased by $1.5 million to $8.4 million for the nine months ended September 30, 2002 from $6.9 million for the nine months ended September 30, 2001. This increase is due to the increase in operations subsequent to the merger between Interstate and MeriStar on July 31, 2002.

•	The remaining EBITDA decreased by $19.5 due to the merger, restructuring costs and tender offer described above.

Net loss available to common shareholders

Net loss increased $30.5 million to a $35.4 million for the nine months ended September 30, 2002 from $4.9 million for the nine months ended September 30, 2001. This increase is due to the decrease of $17.2 million of EBITDA and the increase of $1.0 million in depreciation and amortization expense as discussed above. The following contributed to the remainder of the increase:

•	Interest expense increased $2.7 million to $3.5 million for the nine months ended September 30, 2002 from $0.8 million for the nine months ended September 30, 2001 due to the increase in outstanding debt during those periods.

•	Income tax expense increased by $3.5 million to $0.6 million for the nine months ended September 30, 2002 from a benefit of $(2.9) million for the nine months ended September 30, 2001. In third quarter of 2002, we recorded $9.0 million of income tax expense as a valuation allowance on certain deferred tax assets that are not anticipated to be realized in future periods.

•	We recorded a $9.3 million charge related to the conversion of a portion of Interstate’s Investor Notes and Preferred Stock on June 26, 2002. We paid the investor an incentive payment of $9.3 million and issued the investor an aggregate of 5,939,140 shares of Class A Common Stock. In addition, three members of senior management converted their preferred stock into an aggregate of 562,500 shares of Class A Common Stock.

These increases are offset by:

•	Equity in loss of affiliates decreased $0.5 million to $1.7 million in the nine months ended September 30, 2002 from $2.2 million in the same period in 2001. These losses consist of our proportionate share of the losses incurred through our non-controlling equity investments in various hotels. During 2001 and 2002, theses losses were incurred by the hotels due to the weakness in the U.S. economy and significant declines in occupancy. Future adverse changes in the hospitality and lodging industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments. During 2001, our 10% non-controlling equity interest in Interconn Ponte Verde Company, L.L.C. was written to zero after recording our proportionate share of the losses incurred by that entity. Thereafter, we no longer record equity in losses from this investment. This contributed to the decrease in losses from 2001 to 2002.

•	We incurred a loss on impairment of investments of hotel real estate in the third quarter of 2001 of $3.0 million. This loss represents a non-cash impairment charge related to our 20% non-controlling equity interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was a result of the impairment of the future profitability of this hotel. Since the acquisition in the fourth quarter of 2000, the hotels had experienced lower than expected operating cash flows, primarily due to the decreased occupancy rates and average daily room rates that affected this hotel and the Orlando lodging market in general. In addition, the weakness in the U.S. economy during 2001 coupled with the severe downturn in the Florida lodging market after the September 11th terrorist attacks had resulted in significant financial difficulties for the hotel. As a result, the hotels were unable to satisfy debt service obligations, which resulted in mortgage defaults.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Working Capital— We had $12.9 million of cash and cash equivalent assets at September 30, 2002 compared to $39.0 million at December 31, 2001, and working capital (current assets less current liabilities) of $(11.7) million at September 30, 2002 compared to $33.1 million at December 31, 2001. This decrease in working capital of $44.8 million resulted primarily from the accounts payable and accrued liabilities assumed as a result of the merger and the decrease in cash as a result of the payment of the $9.3 million conversion incentive to the principal investor group, the repayment of the Wyndham redemption notes and the payment of the limited recourse mortgage note. This is partially offset by the accounts receivable purchased as a result of the merger.

Operating Activities—Our net cash used in operating activities was $8.2 million during the nine months ended September 30, 2002 compared to $6.4 million during the same period of 2001. The increase of $1.8 million resulted primarily from a decrease in operating income (adjusted for non-cash items) of $8.1 million and offset by a decrease of $9.4 million in cash used in changes in assets and liabilities, primarily as a result of the payment of accrued rent and other current liabilities in the six-month period of 2001 associated with 75 hotels that were previously leased. These leases were terminated on January 1, 2001.

If the continued weakness in the economy continues to negatively impact the financial results of our managed hotels and corporate housing operations, our management fee and corporate housing revenues could decrease, and we may incur additional losses from our minority investments. These events could negatively impact our cash flows from operations and net income.

Investing Activities—Our net cash used in investing activities was $3.8 million during the nine months ended September 30, 2002 compared to net cash used in investing activities of $0 million during the nine months ended September 30, 2001. During the nine-month period of 2002, we paid merger-related acquisition costs of approximately $3.5 million. During the nine-month period of 2001, we invested $8.7 million for a 50% non-controlling equity interest in eight hotels.

On February 21, 2002, we participated in restructuring of the ownership and financing for the Renaissance Worldgate Hotel in Kissimmee, Florida in order to address the hotel’s financial difficulties. As part of this restructuring, the following occurred:

•	The majority owners of the hotel redeemed our 20% non-controlling equity interest in exchange for mutual releases with respect to the obligations of the hotel, and we received a payment of $0.9 million towards the accounts receivable owed to us by the hotel.

•	The hotel owner also issued a promissory note of $0.3 million to us for the remaining accounts receivable we were owed. This note bears interest at the rate of nine percent per annum and is payable in equal quarterly installments beginning January 1, 2003.

•	We and the hotel owner amended the management agreement for the hotel. We waived our management fees for the period from July 1, 2001 through February 21, 2002 and agreed to reduce our base management fee for periods following February 21, 2002.

The majority owners and the principal lender for the hotel are affiliated with CGLH Partners I L.P. and CGLH Partners II L.P., which are entities affiliated with Lehman Brothers Holdings, Inc. CGLH Partners I and CGLH Partners II are, collectively, our largest shareholder. They have 5 designees on our board of directors.

We believe our accounts and notes receivable, net of any allowances for estimated uncollectible accounts, represent accounts we ultimately expect to realize or collect. We will continue to evaluate the collectibility of the accounts receivable on a quarterly basis.

We periodically make equity investments in entities that own hotel properties we manage. We evaluate these investment opportunities based on financial and strategic factors such as the estimated potential value of the underlying hotel properties and the management fee revenues we can obtain from the investment. We are in discussions to possibly establish a new joint venture to acquire hotel properties that we would then manage. The amount and timing of our investment, if any, in such an entity has not yet been determined.

Financing Activities—Our net cash used in financing activities was $14.1 million during the nine months ended September 30, 2002 compared to net $7.9 million during the nine months ended September 30, 2001. This decline was due primarily to the following:

•	$9.3 million payment to induce conversion of the Series B preferred stock and the convertible notes.

•	$4.5 million of repayments of long-term debt to Wyndham.

•	$1.4 million of repayments on a limited recourse mortgage note.

We are required to distribute 1.6627% of cash flows from the operations of Interstate Hotels, LLC, one of our operating subsidiaries, to Wyndham based on Wyndham’s common interest in that entity The net distribution payable to Wyndham through September 30, 2002 approximated $0.2 million.

Senior Credit Agreement—Effective July 31, 2002 in connection with the closing with the MeriStar-Interstate merger, we entered into a $113 million senior credit agreement with a group of banks. The senior credit agreement consists of a $65 million term loan due on July 31, 2005 and a $48 million revolving credit facility due on July 31, 2005 (with a one-year renewal at our option). The interest rate on the senior credit agreement will be 30-day LIBOR plus 3.00% to 4.50%, depending upon our meeting certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. As September 30, 2002, borrowings under the senior credit agreement bore interest at a rate of 5.8125% per annum. We incurred $0.8 million of interest expense on the senior credit agreement for the three and nine months ending September 30, 2002. As of November 13, 2002, the total availability under our senior credit agreement was $36 million.

Liquidity—We believe that cash generated by our operations, together with borrowing capacity under our senior credit agreement, will be sufficient to fund our requirements for working capital, capital expenditures and debt service. We expect to continue to seek acquisitions of hotel management businesses and management contracts. We expect to finance future acquisitions through a combination of additional borrowings under our credit facility and the issuance of equity instruments (that is, common stock or operating partnership units). We believe these sources of capital will be sufficient to provide for our long-term capital needs.

Contractual Obligations and Maturities of Indebtedness

The following table summarizes our contractual obligations at September 30, 2002 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (amounts in thousands):

	Senior	MHOP	Promissory	Non-cancelable
	Credit Facility	Term Loan	Note	leases	Total

2002	$—	$—	$—	$24,081	$24,081
2003	1,625	—	—	6,659	8,284
2004	1,625	—	—	5,479	7,104
2005	61,750	—	—	5,115	66,865
2006	12,000	—	—	4,030	16,030
2007	—	56,069	—	3,022	59,091
and thereafter	—	—	4,170	16,111	20,281

Total	$77,000	$56,069	$4,170	$64,497	$201,736

Long-Term Debt: For principal repayment and debt service obligations with respect to our long-term debt, see note 8 to our condensed consolidated financial statements.

Lease Commitments: We have entered into leases of office space and various pieces of equipment. The leases expire at varying times through 2005.

Management Agreement Commitments: Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $4.1 million to these hotel owners in the form of investments or working capital loans. The loans may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is currently unknown.

Equity Investment Funding: In connection with our equity investments in hotel real estate, we are party to various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. The timing and amount of such contributions of capital is currently unknown. We have non-controlling equity interests in five hotel real estate limited partnerships and limited liability companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

Our senior secured credit facility matures July 31, 2005. At September 30, 2002, we had borrowings of $77 million outstanding on the facility. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 400 basis points. The weighted average effective interest rate was 5.81% at September 30, 2002. We have determined that the fair value of the debt approximates its carrying value.

Our $56 million of long-term debt under the MHOP term loan matures July 31, 2007. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The weighted average effective interest rate was 8.32% at September 30, 2002. We have determined that the fair value of the debt approximates its carrying value.

A 1.0% change in the 30-day London Interbank Offered Rate would have changed our interest expense by approximately $0.3 million during the three months ended September 30, 2002 and $1.03 million during the nine months ended September 30, 2002.

In October 2002, we entered into a $30 million, two-year interest rate swap agreement with a financial institution in order to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day London Interbank Offered Rate at 2.50%. The fair value of the swap was $0.2 million at October 1, 2002.

Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 3% of our revenue for the three and nine months ended September 30, 2002 from services performed in Canada, the United Kingdom, France, and Moscow. Our foreign currency transaction gains and losses were not material to our results of operations for the three and nine months ended September 30, 2002. To date, since most of our foreign operations have been largely self-contained we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any significant foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-1(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, it was concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls
N/A

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against Interstate Hotels & Resorts. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES

In connection with the merger transaction between MeriStar and Interstate, which closed on July 31, 2002, we effected a one-for-five reverse split of our common stock, par value $0.01 per share. All financial information in this report, including per share data, has been calculated giving effect to the reverse stock split.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of the stockholders was held on July 31, 2002.

At that meeting, the following matters were submitted to a vote of our stockholders:

ITEM No. 1

To approve and adopt the merger agreement between MeriStar and Interstate and the transactions contemplated by it.

For	28,270,222
Against	903,031

ITEM No. 2

To approve the issuance of shares of MeriStar common stock in connection with the merger.

For	28,265,995
Against	907,898

ITEM No. 3

To elect 13 members of the new Board of Directors to serve for staggered terms expiring at the Annual Meetings in 2003, 2004 and 2005.

Election of Directors	For	Against
Karim J. Albhai (2003)	28,310,162	17,665
Joseph J. Flannery (2003)	28,310,262	17,665
Raymon C. Mikulich (2003)	25,761,601	2,566,226
Mahmood J. Khimji (2003)	28,309,595	18,232
Sherwood M. Weiser (2003)	25,757,959	2,569,868
Steven D. Jorns (2004)	25,600,411	2,727,416
James B. McCurry (2004)	25,758,858	2,568,969
John J. Russell, Jr. (2004)	28,304,290	23,537
Leslie R. Doggett (2004)	25,755,318	2,572,509
Paul W. Whetsell (2005)	28,318,769	9,058
Thomas F. Hewitt (2005)	25,757,959	2,569,868
John Emery (2005)	28,301,344	26,483
J. Taylor Crandall (2005)	28,311,095	16,732

ITEM No. 4

To amend our certificate of incorporation and bylaws, as provided in the merger agreement, which amendments provide for the changing of the name of MeriStar to “Interstate Hotels & Resorts, Inc.,” fixing the size of the board of directors of the combined company at 13 for the next 18 months, insuring the nomination of the slate of directors proposed in the joint proxy statement and prospectus at all the stockholder meetings during the next 18 months and increasing the authorized number of shares of capital stock to 255 million, of which 250 million shares will be common stock and 5 million shares will be preferred stock.

For	28,043,998
Against	1,122,702

ITEM No. 5

To amend our certificate of incorporation to effect a five to one reverse stock split of the outstanding shares of common stock, with the board of directors of MeriStar having discretion to determine whether the reverse stock split will actually be effected and the timing of the reverse stock split, so long as any reverse stock split shall occur not later than 12 months after the MeriStar annual meeting, and to authorize the board of directors to take all action to give effect to the reverse stock split.

For	35,923,570
Against	559,185

ITEM No. 6

To ratify the amended and restated incentive plan to clarify the maximum number of shares issuable under the plan, to increase the individual award limits from 750,000 to 1,000,000, to amend the conditions for vesting upon “change of control”, to limit the incentive stock options issuable under the plan to 1,000,000, to clarify the default vesting period for awards, to clarify the default option term and to add provisions under which participants in the plan will be required to pay MeriStar amounts in respect of required tax withholding and payroll taxes in respect to awards under the plan.

For	30,896,473
Against	5,585,154

ITEM No. 7

To amend the employee stock purchase plan to fix the number of shares that may be purchased under the plan at 1,500,000 shares.

For	32,692,297
Against	3,804,176

ITEM No. 8

To amend the non-employee directors’ incentive plan to fix the maximum number of shares that may be granted under the plan at 500,000 and to fix the size of the option awards to be granted in the future at 7,500 shares upon initial commencement of service and 5,000 shares after each annual meeting of stockholders.

For	31,208,117
Against	5,274,775

ITEM No. 9

To elect nominees for director who will serve only in the event that the merger does not occur.

Election of Directors	For	Against
S. Kirk Kinsell (2005)	28,326,095	1,732
James B. McCurry (2005)	25,777,434	2,550,393
J. Taylor Crandall (2005)	28,323,586	4,241
Leslie R. Doggett (2004)	25,773,925	2,553,902
John Emery (2004)	28,319,820	8,007

ITEM 5. FORWARD-LOOKING INFORMATION

Information both included in and incorporated by reference in this Form 10Q may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe”, “intent”, or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospectus include, but are not limited to, changes in:

•	slowdown of the national economy;

•	economic conditions generally and the real estate market specifically;

•	the impact of the September 11, 2001 terrorist attacks or other terrorist attacks;

•	the threat or actual outbreak of hostility;

•	legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

•	disruptions to or restrictions on air travel;

•	our ability of the Registrant to integrate the business of Interstate and MeriStar;

•	availability of capital;

•	interest rates;

•	competition;

•	supply and demand for lodging facilities in our current and proposed market areas; and

•	general accounting principals, policies and guidelines applicable to real estate investment trusts.

These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001 and our joint proxy statement and prospectus filed on July 2, 2002, should be considered in evaluating any forward-looking statements in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1      Amended and Restated Certificate of Incorporation of MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to MeriStar’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

3.1.1      Certificate of Amendment of the Restated Certificate of Incorporation, dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to MeriStar’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001).

3.1.2      Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s, Inc. Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).

3.2      By-laws of MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

3.2.1      Amendment to the By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002)

3.3      Certificate of Merger, dated July 31, 2002 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002)

4.5      Form of Interstate Hotels & Resorts Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002)

9.1      Board Composition Agreement, dated as of July 31, 2002, among the Registrant and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 9.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

10.16      Registration Rights Agreement, dated as of July 31, 2002, among the Registrant and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

10.17      Second Amended and Restated Employment Agreement, dated as of July 30, 2002, between the Registrant and Thomas F. Hewitt (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

10.18      Senior Credit Agreement (“Senior Credit Agreement”), dated as of July 31, 2002, among the Registrant, MeriStar H & R Operating Company, L.P., Societe Generale, SG Cowen Securities Corporation, Salomon Smith Barney Inc., Lehman Brothers, Inc., Credit Lyonnais New York Branch and various other lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

10.18.1      First Amendment to the Senior Credit Agreement, dated as of August 15, 2002, among the Registrant, MeriStar H & R Operating Company, L.P., Societe Generale, SG Cowen Securities Corporation, Salomon Smith Barney Inc., Lehman Brothers, Inc., Credit Lyonnais New York Branch and various other lenders.

10.19      Revolving Credit Agreement (the “Revolving Credit Agreement”), dated as of August 3, 1998, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 to MeriStar’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).

10.19.1      Amendment to Revolving Credit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999).

10.19.2      Second Amendment to Revolving Credit Agreement (incorporated by reference to Exhibit 10.4.2 to MeriStar’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001).

10.19.3      Third Amendment to Revolving Credit Agreement, dated as of July 31, 2002, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)

10.19.4      Fourth Amendment to Revolving Credit Agreement, dated as of August 15, 2002, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating Partnership, L.P.

10.20      Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).

10.21      Amendments to the Registrant’s Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).

10.22      Amendments to the Registrant’s Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).

18.1       Preferability letter from KPMG LLP related to change in accounting principle.

99.1      Press Release, dated as of November 4, 2002 (incorporated by reference to Exhibit 99.1 to Interstate Hotels & Resorts, Inc. Form 8-K filed with the Securities and Exchange Commission on November 4, 2002).

     (b)  Reports on Form 8-K

Current report on Form 8-K dated and filed July 2, 2002 regarding the press release announcing the assignment of leases to Winston Hotels.

Current report on Form 8-K dated and filed August 7, 2002 regarding the merger between MeriStar Hotels and Resorts, Inc. and Interstate Hotels Corporation.

Current report on Form 8-K dated and filed on August 8, 2002 regarding the second quarter earnings press release.

Current report of Form 8-K dated and filed August 9, 2002 regarding the slide presentation on Interstate Hotels & Resorts, Inc. posted on the website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Interstate Hotels & Resorts, Inc.

Dated: November 14, 2002

/s/ James A. Calder

James A. Calder Chief Financial Officer

I, Paul W. Whetsell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interstate Hotels & Resorts, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls: and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Paul W. Whetsell

Paul W. Whetsell
Chief Executive Officer

I, James A. Calder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interstate Hotels & Resorts, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls: and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ James A. Calder

James A. Calder
Chief Financial Officer

SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

In connection with the Quarterly Report of Interstate Hotels & Resorts, Inc., (the “Registrant”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul W. Whetsell, Chief Executive Officer of Interstate Hotels & Resorts, Inc., certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 that:

1)	The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Paul W. Whetsell
Paul W. Whetsell
Chief Executive Officer
November 14, 2002

SARBANES-OXLEY ACT SECTION 906 CERTIFICATIONS

In connection with the Quarterly Report of Interstate Hotels & Resorts, Inc., (the “Registrant”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James A. Calder, Chief Financial Officer of Interstate Hotels & Resorts, Inc., certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 that:

1)	The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ James A. Calder

James A. Calder
Chief Financial Officer
November 14, 2002