Form 10-K
period 2002-12-31
INTERSTATE HOTELS & RESORTS INC
filed 2003-03-27
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 1-14331

Interstate Hotels & Resorts, Inc.

Delaware	52-2101815
(State of Incorporation)	(IRS Employer Identification No.)

1010 Wisconsin Avenue, N.W.

Washington, D.C. 20007
202-965-4455
www.ihrco.com
This Form 10-K can be accessed at no charge through above web site.

MeriStar Hotels and Resorts, Inc.

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock par value $0.01 per share(1)                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(1)	Each share of common stock, par value $0.01 per share, has an associated right to purchase our Series A junior participating preferred stock, par value $0.01 per share.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2002 was $59,307,994.

The number of shares of Common Stock, outstanding at March 20, 2003 was 20,587,006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2003 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13.

INTERSTATE HOTELS & RESORTS

FORM 10-K
For the Fiscal Year Ended December 31, 2002

PART I

ITEM 1.	BUSINESS

THE COMPANY

Overview — We manage a portfolio of full-service and premium limited-service hospitality properties, hold investments in some of these properties, and provide related services in the hotel, corporate housing, resort, conference center and golf markets. Our portfolio is diversified in franchise and brand affiliations. We also own one hotel property. Our two primary business segments are hotel management and corporate housing. As of December 31, 2002, we managed 393 hotel properties, with 83,053 rooms in 45 states, the District of Columbia, Canada and Russia. In addition, we had 3,054 apartments under lease in the United States, Canada, France and the United Kingdom at December 31, 2002.

Hotel Management — We manage hospitality properties for a diverse group of owners. The owners of our managed properties include several large, publicly-owned hotel companies (such as MeriStar Hospitality Corporation, Host Marriott Corporation, FelCor Lodging Trust Incorporated, Winston Hotels, Equity Inns, and RFS Hotel Investors), large institutional real estate investment companies (such as CNL Hospitality, Cornerstone Real Estate, and W.P. Carey), as well as other owners of individual or multiple hotel properties. We are the largest independent hotel management company in the United States, based on rooms under management. The hotels we manage are primarily located throughout the United States and Canada, including most major metropolitan areas and rapidly growing secondary cities. We also currently manage three hotels in Moscow, Russia. Our managed hotels include hotels operated under nationally recognized brand names such as Hilton®, Marriott®, Sheraton®, Westin®, Radisson®, Doubletree®, Embassy Suites®, and Holiday Inn®.

We manage properties primarily within the upscale, full-service and premium limited-service sectors, and provide related management services for owners of both sectors as well. We believe the combination of these two sectors provides us with a balanced mix of managed assets. The two sectors attract a wide variety of potential customers, including both business executives and upscale leisure travelers. Managing in these two sectors allows us to provide systems and services to owners on a broad scale, capitalizing on the extensive experience of our corporate operations, sales and support personnel.

Corporate Housing — Through our Corporate Housing division we are the lessor of high quality, fully furnished accommodations under our BridgeStreet brand. We lease substantially all of our Corporate Housing accommodations through flexible, short-term leasing arrangements. We strive to match our supply of accommodations with current and anticipated client demand in order to reduce our financial exposure under leases. We believe our flexible leasing strategy allows us to react to changes in market demand for particular geographic locations and types of accommodations. Our management strives to develop strong relationships with property managers to ensure that we have a reliable supply of high quality, conveniently located accommodations. In London, Toronto and other large international cities we lease some units with terms of two or more years if we believe it is necessary to acquire a critical number of apartments in a section of the city with high demand for corporate housing and low supply of apartment units. As of December 31, 2002, 643 units, representing 21% of our total apartment units under lease, had terms in excess of two years.

Formation of the Company — We were formed on August 3, 1998, as MeriStar Hotels and Resorts, Inc., when we were spun off by CapStar Hotel Company and became the lessee and manager of all of CapStar’s hotels. After the spin-off, American General Hospitality Corporation (a Maryland corporation operating as a real estate investment trust, or “REIT”) and CapStar Hotel Company merged to form MeriStar Hospitality Corporation. We then acquired the third party lessee of most of the hotels owned by American General Hospitality, and substantially all of the assets and certain liabilities of the third-party manager of most of the hotels owned by American General Hospitality. On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. to create our Corporate Housing division. On January 1, 2001, in connection with the implementation of new REIT tax laws which permit subsidiaries of a REIT to lease the real estate it owns, we assigned the leases on each of these properties to taxable subsidiaries of MeriStar Hospitality and entered into management contracts with those taxable subsidiaries for each of the hotels. On

June 30, 2002, in connection with the new REIT tax laws, we assigned the leases on each of the properties owned by subsidiaries of Winston Hotels, Inc. to taxable subsidiaries of Winston Hotels and entered into management contracts with these taxable subsidiaries for each of the hotels we formerly leased from subsidiaries of Winston Hotels.

On July 31, 2002, we merged with Interstate Hotels Corporation to create Interstate Hotels & Resorts, Inc. The transaction was a stock-for-stock merger of Interstate Hotels Corporation into us in which Interstate Hotels Corporation stockholders received 4.6 shares of common stock for each equivalent share of Interstate Hotels Corporation stock outstanding. Holders of MeriStar common stock continued to hold their stock following the merger. Immediately after the merger, we effected a one-for-five reverse split of our common stock. The merger was accounted for as a reverse acquisition, with Interstate as the accounting acquiror, and MeriStar as the surviving company for legal purposes.

Operating Approach — Following the MeriStar-Interstate merger, we have continued to capitalize on our hospitality management experience and expertise. We also are emphasizing working with the owners of the hotels we manage to improve the relative performance of our managed hotels, and reduce or control costs in the face of the present extremely difficult economic and operating environments.

Our senior hotel management team has successfully managed hotels in all sectors of the lodging industry. We attribute our management success to our ability to analyze each hotel as a unique property and to identify particular cash flow growth opportunities present at each hotel. Our principal operating objective is to continue to analyze each hotel as a unique property in order to generate higher revenue per available room and increase net operating income, while providing our hotel guests with high-quality service and value. Given the challenging operating environment that has resulted from a sluggish economy, coupled with the disruptions caused by the risk of terrorist activity and worldwide geopolitical difficulties, we believe our depth of experience and strategies are now even more valuable to the owners of the hotels we manage. Similarly, our senior corporate housing executives have extensive experience in that line of business. We believe their experience in developing and executing successful business strategies are crucial to the future expansion and success of our operations in this business segment.

At December 31, 2002, we had $25.2 million of investments in and advances to affiliates. These investments relate to 38 hospitality real estate assets throughout the United States; the investments represent equity, secured debt and unsecured debt of those properties. We manage all of these hotels. We continue to look for and evaluate potential additional hotel investment opportunities that will provide us with the opportunity to acquire management contracts that will enhance our future performance.

Business Strategy

In our Hotel Management business segment, we generate earnings through base fees, incentive fees and other services from our existing management contracts, as well as additional management contracts. We intend to work aggressively with the owners of our managed properties to increase relative performance of their hotels and reduce or control costs in the current difficult economic and operating environment. Our Hotel Management business segment is divided into four divisions: Branded, Full-Service hotels; Independent hotels; International hotels; and Limited-Service hotels (operating under the Crossroads Hospitality name).

In our Corporate Housing business segment, we plan to improve earnings by improving our inventory management and cost control in our existing markets. We may also add additional markets in North America if the conditions are favorable. In our European markets we plan to manage shifting demand in London and expand the Paris operations. In addition, we are seeking to license the BridgeStreet name to various local corporate housing providers throughout the United States.

We continue to evaluate potential investment opportunities in the hospitality industry. We have had discussions with possible equity investors who could serve as partners in acquisitions of hotel assets. We expect to finance future acquisitions and investments through additional borrowings under our senior credit facility. We believe that facility will be sufficient to provide for our current capital needs.

BUSINESS

We operate primarily in two segments — Hotel Management and Corporate Housing. We operate our Corporate Housing division under the trade name BridgeStreet Corporate Housing Worldwide. Each segment is managed separately because of its distinctive products and services and is a reportable operating segment. We evaluate the performance of each segment based on earnings before interest, taxes, depreciation and amortization or “EBITDA.”

Hotel Management

Operating Strategy

Our Hotel Management division’s principal operating objectives are to generate higher revenue per available room and increase net operating income of the hotels we manage, while providing our guests with high-quality service and value. We believe that skilled management is the most critical element in maximizing revenue and cash flow in properties, especially in upscale, full-service properties.

Personnel at our Corporate Office carry out financing and investment activities and provide services to support and monitor our on-site hotel operating executives. Each of our executive departments, including Hotel Operations, Sales and Marketing, Human Resources, Food and Beverage, Technical Services, Information Technology, Development, Legal, and Corporate Finance, is headed by an executive with significant experience in that area. These departments support the hotel operating executives by providing accounting and budgeting services, property management tools and other resources that we can create, maintain and deliver efficiently and effectively using our centralized Corporate Office resources.

Key elements of our management programs include the following:

•	Comprehensive Budgeting and Monitoring — Our operating strategy begins with an integrated budget planning process. The budget is implemented by individual on-site managers and monitored by our Corporate Office. Our Corporate Office personnel work with the property-based managers to set targets for cost and revenue categories at each of the properties. These targets are based on historical operating performance, planned renovations, operational efficiencies and local market conditions. Through effective and timely use of our comprehensive financial information and reporting systems, we are able to monitor actual performance efficiently. As a result, we can rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to improve efficient revenue yield.

•	Targeted Sales and Marketing — We employ a systematic approach toward identifying and targeting demand segments for each property in order to maximize market penetration. Executives at our Corporate Office and property-based managers divide these segments into smaller subsegments (typically ten or more for each property) and develop tailored marketing plans to suit each such segment. We support each property’s local sales efforts with Corporate Office sales executives who develop and implement new marketing programs, and monitor and respond to specific market needs and preferences. We employ revenue yield management systems to manage each property’s use of the various distribution channels in the lodging industry. Those channels include franchisor reservation systems and toll-free numbers, travel agent and airline global distribution systems, corporate travel offices and office managers and convention and visitor bureaus. Our control access to these channels enables us to maximize revenue yields on a day-to-day basis. We recruit sales teams locally and those teams receive incentive-based compensation bonuses.

•	Strategic Capital Improvements — We and the owners of our properties plan renovations primarily to enhance a property’s appeal to targeted market segments. This is designed to attract new customers and generate increased revenue and cash flow. For example, in many of our properties, the banquet and meeting spaces have been renovated, and guest rooms have been upgraded with high speed internet access and comfortable work spaces to better accommodate the needs of business travelers and to increase average daily rates. We base recommendations on capital spending decisions on both strategic needs and potential rate of return on a given capital investment. While we provide recommendations and supervision of many capital expenditure projects, the owners of the properties are responsible for funding capital expenditures.

•	Selective Use of Multiple Brand Names — We believe the selection of an appropriate franchise brand is essential in positioning a hotel property optimally within its local market. We select brands based on local market factors such as local presence of the franchisor, brand recognition, target demographics and efficiencies offered by franchisors. We believe our relationships with many major hotel franchisors place us in a favorable position when dealing with those franchisors and allow us to negotiate favorable franchise agreements with franchisors. We believe our ability to acquire additional management contracts will further strengthen our relationship with franchisors.

The following chart summarizes information on the national franchise affiliations of our properties as of December 31, 2002:

	Guest		% of
Franchise	Rooms	Hotels	Rooms

Independent	11,038	44	13.3%
Hilton®	8,377	31	10.1%
Hampton Inn®	8,239	65	9.9%
Sheraton®	7,252	23	8.7%
Marriott®	6,155	19	7.4%
Holiday Inn®	5,498	27	6.6%
Radisson®	4,674	16	5.6%
Residence Inn®	3,675	27	4.4%
Courtyard by Marriott®	3,416	20	4.1%
Westin®	3,066	7	3.7%
Doubletree®	2,043	7	2.5%
Crowne Plaza®	2,009	7	2.4%
Embassy Suites®	1,710	7	2.1%
Comfort Inn®	1,704	11	2.1%
Renaissance®	1,638	3	2.0%
Homewood Suites®	1,608	12	1.9%
Holiday Inn Select®	1,358	5	1.6%
Hilton Garden Inn®	1,255	8	1.5%
Wyndham®	1,069	4	1.3%
Fairfield Inn®	1,041	6	1.3%
Holiday Inn Express®	945	8	1.1%
Ramada®	877	5	1.1%
Doral®	870	3	1.0%
Comfort Suites®	449	3	0.5%
Best Western®	373	5	0.4%
MainStay Suites®	300	3	0.4%
Doubletree Guest Suites®	292	2	0.4%
AmeriSuites®	256	2	0.3%
Omni®	215	1	0.3%
Four Points®	214	1	0.3%
Quality Suites®	177	1	0.2%
Clarion Hotel & Suites®	177	1	0.2%
Quality Inn®	165	1	0.2%
Country Inn & Suites®	152	1	0.2%
Hampton Inn & Suites®	136	1	0.2%
Travel Lodge®	131	1	0.2%

	Guest		% of
Franchise	Rooms	Hotels	Rooms

Staybridge Suites®	108	1	0.1%
Springhill Suites®	106	1	0.1%
Howard Johnson®	100	1	0.1%
TownePlace Suites®	95	1	0.1%
Sleep Inn®	90	1	0.1%

Total	83,053	393

•	Emphasis on Food and Beverage — We believe popular food and beverage ideas are a critical component in the overall success of a full-service hospitality property. We utilize food and beverage operations to create local awareness of our hotel facilities, to improve the profitability of our hotel operations, and to enhance customer satisfaction. We are committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. We have engaged food and beverage experts to develop several proprietary restaurant concepts. We have also successfully placed national food franchises such as Pizza Hut®, Starbuck’s Coffee® and “TCBY”® in several of our hotels. We believe popular food concepts will strengthen our ability to attract business travelers and group meetings and improve the name recognition of our properties.

•	Commitment to Service and Value — We are dedicated to providing consistent, exceptional service and value to our customers. We conduct extensive employee training programs to ensure high-quality, personalized service. We have created and implemented programs to ensure the effectiveness and uniformity of our employee training. Our practice of tracking customer comments through guest comment cards, and the direct solicitation of guest opinions regarding specific items, allows us to target investment in services and amenities. Our focus on these areas has enabled us to attract lucrative group business.

•	Purchasing — We have spent extensive resources to create efficient purchasing programs that offer the owner of each of the hotels we manage quality products at very competitive pricing. These programs are available to all of the properties we manage. While participation in our purchasing programs is voluntary, we believe they provide each of our managed hotels with a distinct competitive and economic edge. In developing these programs, we seek to obtain the best pricing available for the quality of item or service being sourced, in order to minimize the operating expenses of the properties we manage.

•	Business Intelligence — We employ internet-based reporting systems at each of our properties and at our Corporate Office to monitor the daily financial and operating performance of the properties. We have integrated information technology services through networks at many of the properties. Corporate Office executives utilize information systems that track each property’s daily occupancy, average daily rates, and revenue from rooms, food and beverage. By having current property operating information available quickly and efficiently, we are better able to respond quickly and efficiently to changes in the market of each property.

Expansion Strategy

We plan to expand our portfolio by securing additional full-service and limited service management contracts. We attempt to identify properties that are promising management candidates located in markets with economic, demographic and supply dynamics favorable to hotel operators. Through our due diligence process, we seek to select those expansion targets where we believe selected capital improvements and focused management will increase the property’s ability to attract key demand segments, demonstrate better financial performance, and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and operation. These plans serve as the basis for our expansion decisions and guide subsequent renovation and operating plans.

We seek to manage properties that meet the following criteria:

•	Market Criteria — We evaluate hotel markets using the following principal criteria:

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

Geographic Diversification. Our properties are located in 45 states across the United States, the District of Columbia, Canada and Russia. We seek to maintain a geographically diverse portfolio of managed properties to offset the effects of regional economic cycles.

•	Hotel Criteria — We evaluate hotel assets using the following principal criteria:

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

Size and Facilities. We seek to operate additional full-service hotels with 200 to 500 guest rooms, which include accommodations and facilities that are, or can be made, attractive to key demand segments such as business, group and leisure travelers. These facilities typically include large, upscale guest rooms; food and beverage facilities; extensive meeting and banquet space; and amenities such as health clubs, swimming pools and adequate parking.

Potential Performance Improvements. We target under performing hotels where intensive management and selective capital improvements can increase revenue and cash flow. These hotels represent opportunities where a systematic management approach and targeted renovations should result in improvements in revenue and cash flow.

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

Corporate Housing

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet is a leading provider of corporate housing services in metropolitan markets located in the United States, Canada, the United Kingdom and Paris, France. On August 17, 2001, we expanded BridgeStreet into France through the acquisition of a Paris-based corporate housing company. As of December 31, 2002, our Corporate Housing division had 3,054 apartments under lease and hundreds more corporate housing units rented through other network partners, or through our Global Partner Licensing Program.

Accommodations and Services

Accommodations — Through our BridgeStreet brand, we offer high quality, fully furnished one-, two- and three-bedroom accommodations. These accommodations, together with the specialized service we offer, are intended to provide guests with a “home away from home.” We select our BridgeStreet apartments based on location, general property condition and basic amenities, with the goal of providing accommodations that meet each guest’s particular needs. As a flexible accommodation services provider, we can satisfy client requests for accommodations in a variety of locations and neighborhoods, including requests for proximity to an office, school or area attraction, as well as requests for accommodations of specific types and sizes. The substantial majority of BridgeStreet’s accommodations are located within a quality property complex and include dedicated parking, and access to fitness facilities, including, in many cases, pools, saunas and tennis courts. We also are able to customize accommodations to a guest’s request with items such as office furniture, fax machines and computers.

We lease substantially all of our Corporate Housing accommodations through flexible, short-term leasing arrangements. We strive to match our supply of accommodations with client demand, in order to reduce our financial exposure under the leases. We believe our flexible leasing strategy allows us to react to changes in market demand for particular geographic locations and types of accommodations. Our Corporate Housing management strives to develop strong relationships with property managers to ensure that we have a reliable supply of high quality, conveniently located accommodations.

Our Corporate Housing accommodations generally are priced competitively with all-suite or upscale extended-stay hotel rooms, even though we believe our accommodations are substantially larger than those hotel rooms. We believe we generally are able to price our accommodations competitively due to our:

•	High quality accommodations;
•	Relatively lower operating cost structure; and
•	Ability to lease accommodations in accordance with demand and leave unfavorable markets quickly.

The length of a guest’s stay can range from a week, to a few months to a year, with the typical stay ranging from 30 to 45 days.

Corporate Client Services — Our goal is to provide valuable, cost-effective housing to our corporate clients. Many of these clients’ human resource directors, relocation managers or training directors have significant, national employee lodging requirements. In particular, BridgeStreet aims to relieve our clients of the logistics and administrative burden often associated with relocating employees and/or providing them with temporary housing.

We believe existing and potential clients will increasingly turn to providers such as BridgeStreet to satisfy their employee lodging requirements as their awareness of BridgeStreet and the flexible corporate housing services industry increases.

Guest Services — We strive to provide the highest quality of customer service by overseeing all aspects of a guest’s lodging experience, from preparations prior to the guest’s arrival to the moving out process. BridgeStreet maintains a representative in each city in which it operates to be responsive to guests’ needs. BridgeStreet’s guest services department offers customers comprehensive information services before and during their stays to help guests acclimate themselves to their new surroundings.

Sales and Marketing — Our Corporate Housing division focuses primarily on business-to-business selling. At the headquarters level, we focus on global accounts. These are large national companies that we believe can most benefit from our expanding national and international network. At the local level, each of BridgeStreet’s operating subsidiaries has corporate account specialists that call on local companies, including local branches of regional or national companies, to solicit business. Each account specialist focuses their efforts on the key decision makers at each company responsible for establishing and administering travel and accommodation policies. These decision makers are typically human resource directors, relocation managers or training directors. By aggressively pursuing relationships with potential clients and expanding services to existing clients, BridgeStreet seeks to become each client’s primary or sole provider of flexible accommoda-

tion services nationwide. We operate a global BridgeStreet sales force to market our worldwide capabilities to our international corporate clients. In addition, we have expanded BridgeStreet’s Internet presence to supplement traditional marketing strategies and to better serve our customers.

We tailor our marketing strategy to the needs of particular clients. For example, we may market ourselves to a corporation with relocating employees by focusing on our ability to situate large families in two and three bedroom apartments, or provide access to accommodations in both metropolitan and suburban settings, or access to accommodations that allow pets. In contrast, when marketing to potential corporate clients in need of short-term housing, we might emphasize our flexible lease terms and our ability to customize an accommodation with amenities such as office equipment, including computers, additional telephone lines and other work-related items.

We intend to continue an advertising and promotional program designed to enhance the BridgeStreet name both inside and outside the flexible accommodation services industry and broaden our client base. In addition, we promote our BridgeStreet brand name by advertising in trade publications, business publications, Chamber of Commerce listings, local visitor magazines, telephone directories and the Internet, and through periodic direct mail and e-brochure campaigns.

Expansion Strategies

Local Market Share — We have offices in seventeen USA markets that offer significant opportunity for expansion. We train all of our BridgeStreet sales employees in our sales and marketing techniques. With a better-trained sales force and our management experience, we believe we will be in a better position to penetrate local markets and increase our market share.

Global Accounts — We believe global accounts have substantial growth potential for BridgeStreet. BridgeStreet’s current customers include a significant number of large national companies who utilize BridgeStreet’s services in a loyal manner. We plan to maximize sales to those existing corporate clients and to obtain new clients. We use a national sales and marketing program that promotes the BridgeStreet brand and highlights BridgeStreet’s expanding national and international network, as well as BridgeStreet’s ability to serve as a central point of contact on all issues. Many of BridgeStreet’s clients are Fortune 2000 companies with significant national and international employee lodging requirements.

Franchise Program — In 2002, BridgeStreet launched a licensing program designed to extend BridgeStreet’s established network partner properties and offer operating systems and new revenue opportunities to licensees. The licensing program is intended to transform BridgeStreet from a national corporate housing service business to a global branded enterprise capable of generating and maintaining fee streams from licensing and related added value marketing and operational programs. Called the Global Partner Licensing Program, it provides regional corporate housing providers with access to BridgeStreet’s global customers, a centralized reservation system and sales and marketing support. These services will be offered to licensees who meet BridgeStreet’s stringent operational, financial and product quality standards. We view it as an opportunity for global expansion and to provide additional enterprise brand value.

Network Partner Relationships — We have developed a network partner relationship with flexible accommodation service providers in the United States and in 39 countries worldwide. Through network partner agreements, BridgeStreet has expanded the number of locations where it can serve our clients’ needs. In some additional markets, BridgeStreet intends to enter into network partner agreements with one or more leading local or regional flexible accommodation service providers having the size and quality of operations suitable for serving BridgeStreet’s client base.

Relationship with MeriStar Hospitality

Of the 187 full-service hotels we manage, 108 properties are owned by MeriStar Hospitality, a REIT. We have historically had a close business relationship with MeriStar Hospitality. Paul W. Whetsell is the Chairman and Chief Executive Officer of both companies, and we share two other board members with MeriStar Hospitality.

Intercompany Agreement — We are a party to an intercompany agreement with MeriStar Hospitality. Because of the provisions of the intercompany agreement, we are restricted in certain aspects of the nature of our business and the opportunities we may pursue. Under the agreement, we are prohibited from making real property investments that a REIT could make unless:

•	MeriStar Hospitality is first given the opportunity but elects not to pursue the investments;
•	the investment is on land already owned or leased by us or subject to a lease or purchase option in our favor;
•	we will operate the property under a trade name owned by us; or
•	the investment is a minority investment made as part of a lease or management agreement arrangement by us.

The intercompany agreement generally grants us the right of first refusal to become the manager of any real property acquired by MeriStar Hospitality. They will make such an opportunity available to us only if MeriStar Hospitality determines that:

•	consistent with its status as a REIT, MeriStar Hospitality must enter into a management agreement with an unaffiliated third party with respect to the property;
•	we are qualified to be the manager of that property; and
•	MeriStar Hospitality decides not to have the property operated by the owner of a hospitality trade name under that trade name.

The Intercompany Agreement will terminate upon the earlier of August 3, 2008 or a future change in our ownership or control.

Management Agreements — We currently manage all 108 properties owned by MeriStar Hospitality. Under these management agreements, we receive a management fee for each hotel equal to a specified percentage of aggregate hotel operating revenues, increased or reduced, as the case may be, by 20% of the positive or negative difference between:

•	The actual excess of total operating revenues over total operating expenses; and
•	A projected excess of total operating revenues over total operating expenses.

The total management fee for a hotel in any fiscal year will not be less than the base fee of 2.5%, or greater than 4.0% (with incentive fees) of aggregate hotel operating revenues. In 2002, the fee percentage we received on the hotels we managed for MeriStar was 2.5%

The management agreements with MeriStar Hospitality generally have initial terms of ten years with three renewal periods of five years each, except for two management agreements that have initial terms of one year with additional one-year renewal periods. A renewal will go into effect unless we elect not to renew the agreement or there is a change in the federal tax laws permitting MeriStar Hospitality or one of its subsidiaries to operate the hotels directly without adversely affecting MeriStar Hospitality’s ability to qualify as a REIT.

MeriStar Hospitality’s taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. Upon that termination, MeriStar Hospitality’s taxable subsidiary will be required to pay us the fair market value of the management agreement. That fair market value will be equal to the present value of the remaining payments (discounted using a 10% rate) under the then-existing term of the agreement, based on the operating results for the 12 months preceding the termination. The termination fee will be paid in thirty equal monthly installments, without interest, commencing the month following the termination. MeriStar Hospitality’s taxable subsidiaries will be able to credit against any termination payments the present value of projected fees (discounted using a 10% rate) under any management agreements or leases entered into between MeriStar Hospitality and us after August 3, 1998; including, without limitation, the present value of any projected fees of any management agreements executed during the thirty-month period over which payments are made.

MeriStar Hospitality may also terminate a management agreement if certain performance standards at the hotel are not met in successive calendar years.

We do not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary of MeriStar Hospitality. A change in control of our company will require MeriStar Hospitality’s consent, and they may grant or withhold their consent at their sole discretion. MeriStar Hospitality consented to our merger with Interstate Hotels Corporation in July 2002.

Borrowings From MeriStar Hospitality — As of December 31, 2002, we had $56.1 million of borrowings outstanding under a term note we had with MeriStar Hospitality. That note was due July 31, 2007. On January 10, 2003, we completed a discounted repayment to MeriStar Hospitality of the note for $42.1 million. We financed the repayment with proceeds from a $40.0 million subordinated term loan obtained from Lehman Brothers that matures in January 2007 and carries a coupon rate of LIBOR plus 850 basis points. The remaining $2.1 million was paid out of available cash.

Registration rights agreement

In connection with the merger agreement, we entered into a registration rights agreement providing our principal investor group with registration rights in respect of the approximately 6.9 million shares of our common stock they hold.

Incidental registration right — Under their registration rights agreement, if at any time we propose to file a registration statement with the SEC to register any of our common stock or other debt or equity securities that may be converted into or exchanged for shares of common stock, for sale to the public, the principal investor group will have the right to include in the registration their shares of common stock. This right will be triggered whether the sale to the public is made by us for our account, or on behalf of any of our selling stockholders.

However, this right will not be triggered if the sale is:

•	not for cash consideration,
•	is being made in connection with the conversion, exchange or exercise, for shares of our common stock,
•	of shares of our common stock that are issuable upon the exercise of stock options, or issuable under the employee stock purchase plan,
•	in connection with an acquisition by us,
•	in connection with any securities exchange offer, dividend reinvestment plan, corporate reorganization, or
•	in connection with any amalgamation, merger or consolidation in which we are involved where we are the surviving corporation.

The ability of the principal investor group to include shares of common stock in our registrations is subject to customary provisions relating to the ability of underwriters to reduce the number of securities to be sold in an offering.

Demand registration right — The principal investor group will also have the right to obligate us to file a registration statement covering the resale of their common stock upon written notice to us, so long as this demand for registration is for:

•	at least 500,000 shares of our common stock;
•	securities that are convertible into 500,000 shares of our common stock; or
•	a lesser number of shares, so long as the gross proceeds of the intended sale would not be less than $2,000,000, calculated based on the average closing price of common stock over the 10 day trading period immediately preceding the date of the written demand request.

We may delay filing the demanded registration, or delay the effectiveness of the related registration statement for a period of not more than 90 days if, in the sole judgment of our board of directors:

•	a delay is necessary in light of pending financing transactions, corporate reorganizations or other major events involving us; or
•	the filing at the time requested would materially and adversely affect our business or prospects in light of the disclosures that may be required by applicable law in connection with filing the registration statement.

These principal stockholders will be entitled to make up to seven demands for registration of their common stock to the company under the registration rights agreement.

Most favorable registration rights — The registration rights agreement will also provide that if we give any person registration rights that are more favorable than those granted to these stockholders, other than the number of registrations that may be demanded, with respect to any of our securities, we will be required to provide these stockholders with notice of that event, and accord them those more favorable rights.

Our board composition agreement

As provided in our charter, the composition of our board of directors will remain unchanged for the 18 months after the MeriStar-Interstate merger, which occurred on July 31, 2002. In addition, during this 18-month period, we will include five individuals specified by the principal investor group in the slate of directors recommended for election as director by our board of directors, unless, at the time of the election, the principal investor group and its affiliates and associates beneficially own less than 75% of our common stock that they beneficially owned at the effective time of the merger.

We entered into a stockholder and board composition agreement with the principal investor group, Oak Hill Capital Partners, L.P. and parties related to it, and certain senior executives of MeriStar and Interstate. The agreement provides that, during the 18 months after the merger:

•	if any of six directors designated by MeriStar or any replacement as director for any of them resigns, retires or is no longer able to serve as a director by reason of death, disqualification, removal from office or any other cause, Mr. Whetsell or his replacement as director, if any, will have the right to designate a person for nomination to be a successor to the director no longer serving;

•	if any of five directors designated by the principal investor group or any replacement as director for any of them resigns, retires or is no longer able to serve as a director by reason of death, disqualification, removal from office or any other cause, then the majority of that group of individuals, including any of their replacements, if any, will have the right to designate a person for nomination to be a successor to the director no longer serving;

•	if all of five directors designated by the principal investor group or any replacement as director for any of them resigns, retires or is no longer able to serve as a director by reason of death, disqualification, removal from office or any other cause, then Mr. Thomas Hewitt, a director and the former chief executive officer of Interstate, or his replacement as director, if any, will have the right to designate a person for nomination to be a successor to the director no longer serving;

•	if any of Mr. Hewitt or Mr. John Russell, a director designated by Interstate, or any replacement as director for either of them resigns, retires or is no longer able to serve as a director by reason of death, disqualification, removal from office or any other cause then Mr. Hewitt, in the case of Mr. Russell leaving the board, or Mr. Russell, in the case of Mr. Hewitt leaving the board, or that person’s replacement as director, if any, will have the right to designate a person for nomination to be a successor to the director no longer serving;

•	we will use our best efforts, subject to the fiduciary duties of its board of directors under applicable law, to have any such successor that is designated for nomination under the agreement to be nominated and elected; and

•	the parties to the agreement other than us will, if the matter is put to a vote of stockholders, vote their shares of our common stock in a manner to cause the election of any such successor that is designated for nomination under the agreement.

Other Business Information

Employees

As of December 31, 2002, we employed approximately 32,384 persons, of whom approximately 27,354 were compensated on an hourly basis. Some of the employees at 33 of our hotels are represented by labor unions. We believe that labor relations with our employees are generally good.

Intellectual property and Franchises

We employ a flexible branding strategy based on each particular managed hotel’s market environment and other unique characteristics. Accordingly, we use various national trade names pursuant to licensing arrangements with national franchisors.

Generally, the third-party owners of our hotels, rather than us, are parties to the franchise agreements to use the trade names under which the hotels are operated. We are a party, however, to certain franchise agreements with Marriott and Promus Hotels, Inc. Our franchise agreements to use these trade names expire at varying times, generally ranging from 2002 to 2021. A grant of franchise licenses for our hotels is not intended as, and should not be interpreted as, an express or implied approval or endorsement by any such franchisor or licensor, or any of their respective affiliates, subsidiaries or divisions, of us or our stock.

In addition, see our discussion of the BridgeStreet franchise program under “Business — Corporate Housing — Franchise Program.”

We have registered, or have applied with the United States Patent Office for registration of, a number of trademarks and service marks incorporating the words “BridgeStreet,” “Doral” or “Colony,” as well as many other trademarks and service marks used in our business. In connection with managing hotels, we utilize our trademarks and service marks, including the “BridgeStreet,” “Doral” and “Colony” marks. We do not believe that the loss or expiration of any or all of our marks would have a material adverse effect on our business. The registrations for our marks expire at varying times, generally ranging from 2002 to 2011.

Russian hotel operations

Three of our hotels are located in Moscow, Russia. Our total net management fees earned from these hotels for the year ended December 31, 2002 were $4.1 million, or 7.3 % of our total management fees in 2002. The management fees are paid in U.S. dollars. We amortize, over a five-year period, costs incurred in obtaining the management contracts on these three hotels. The balance of the unamortized costs amounted to $0.2 million at December 31, 2002. If these contracts are terminated, the balance of the unamortized costs would become due from the owner of these hotels. These costs will be fully amortized at December 31, 2003.

In addition, in connection with the management contracts for the three hotels located in Russia, we agreed to fund loans to the hotel owners. The loans outstanding to these owners at December 31, 2002 amounted to $0.6 million. We cannot be certain of the effect that changing political climates and economic conditions could have on hotel operations in those countries and on our ability to collect on those loans to third-party owners in Russia.

In addition, we have signed management agreements for upscale hotel properties under development in Praia del Rey, Portugal; St. Petersburg, Russia; Khanti-Mansiisk, Russia; and Vilnius, Lithuania. The Portugal property is scheduled to open in late 2003; the other properties are still in the planning or development stages.

Insurance and risk management

Through our subsidiary, Northridge Insurance Company, we offer certain of our managed hotels reinsurance and risk management services. Northridge Insurance purchases insurance from major insurance carriers at attractive rates due to high volume purchasing and excellent claims history. Northridge reinsures a portion of the coverage from these third-party primary insurers. Northridge Insurance then provides the owner of the managed hotels the opportunity to participate in the policy at prices and coverages that we believe are more advantageous than third-party hotel owners could otherwise obtain. In conjunction with our risk management services and in order to minimize Northridge’s operating liabilities, we set policies regarding the standards of operation for participating managed hotels.

We provide this insurance coverage to our managed hotels under the terms of each individual management agreement. The policies provide for layers of coverage with minimum deductibles and annual aggregate limits. The policies are for coverage relating to innkeepers’ losses (general/comprehensive liability), wrongful employment practices, garagekeeper’s legal liability, replacement cost automobile losses, and real and personal property insurance.

For purposes of segment reporting, we included Northridge in our hotel management segment. All accounts of Northridge are classified with assets and liabilities of a similar nature in our consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of 1.1 million at both December 31, 2002 and December 31, 2001. These amounts are reflected as restricted cash in our consolidated balance sheets. Our consolidated statements of operations include the insurance revenue earned and related insurance expenses incurred by Northridge. The insurance revenue earned by Northridge is included in “other revenues” in our consolidated statements of operations, and amounted to $7.8 million and $6.3 million for the years ended December 31, 2002 and 2001, respectively.

Insurance revenues are earned through reinsurance premiums, direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when individual policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy, on as-reported basis. Direct premiums written are recognized in accordance with the underlying policy, and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Unearned premiums represent the portion of premiums applicable to the unexpired term of policies in force.

We make a provision for outstanding claims, for reported claims, claims incurred but not reported and claims settlement expense at each balance sheet date. Those losses are based on management’s estimate of the ultimate cost of settlement of claims and historical loss rates. Accrued claims liabilities are carried at present value without discounting since the contracts are of a short duration and discounting would not be significant. Actual liabilities may differ from estimated amounts. Any changes in estimated losses and settlements are reflected in current earnings.

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

Americans with Disabilities Act

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

Environmental Law

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner’s ability to use the property, sell the property or borrow by using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. The operation and removal of underground storage tanks are also regulated by federal and state laws. In connection with the operation of our properties, we could be liable for the costs of remedial action with respect to such regulated substances and storage tanks and claims related thereto. Environmental laws and common law principles could also be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials.

Phase I environmental site assessments have been conducted at certain of our managed hotels, and Phase II environmental site assessments have been conducted at some of these hotels by qualified independent environmental engineers. The purpose of the environmental site assessments is to identify potential sources of contamination for which we may be responsible and to assess the status of environmental regulatory compliance. These assessments have not revealed, nor are we aware of, any environmental liability or compliance concerns that we believe would have a material adverse effect on our business, assets, results of operations or liquidity. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

In addition, a significant number of the hotels we own or manage have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters could have a material adverse effect on our results of operations or financial condition.

Other regulation

As a lessee of its accommodations, our Corporate Housing division believes that it and its employees are either outside the purview of, exempted from or in compliance with laws in the jurisdictions in which BridgeStreet operates requiring real estate brokers to hold licenses. However, there can be no assurance that BridgeStreet’s position in any jurisdiction where it believes itself to be excepted or exempted would be upheld if challenged or that any such jurisdiction will not amend its laws to require BridgeStreet and/or one or more of its employees to be licensed brokers. Moreover, there can be no assurance that BridgeStreet will not operate in the future in additional jurisdictions requiring such licensing.

In some of the jurisdictions in which BridgeStreet operates, we believe that we are not required to charge guests the sales and “bed” taxes that are applicable to establishments furnishing rooms to transient guests. We cannot provide assurance, however, that the tax laws in particular jurisdictions will not change or that a tax collection agency will not successfully challenge BridgeStreet’s position regarding the applicability of tax laws. We believe we properly charge and remit such taxes in all jurisdictions where we are required to do so.

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

MeriStar H&R Operating Company, L.P., our subsidiary operating partnership, indirectly holds a substantial portion of all of our assets. We are the sole general partner of that partnership. We, one of our directors and approximately 63 independent third-parties are limited partners of that partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. The agreement also gives us, as general partner, the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series. These interests may have such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.

The partnership agreement currently has two classes of limited partnership interests: Class A units and Preferred units. As of December 31, 2002, the ownership of the limited partnership units was as follows:

•	We and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock; and
•	Other limited partners own 363,883 Class A units and 78,431 Preferred units.

We did not make any distributions during 2002, 2001 or 2000 to the holders of the Class A units. Holders of preferred units receive a 6.5% cumulative annual preferred return based on a received capital amount of $16.70 per unit compounded quarterly to the extent not paid currently. All net income and capital proceeds earned by the partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A units in proportion to the number of units owned by each holder.

The holders of each Class A unit not held by us or one of our subsidiaries is redeemable for cash equal to the value of one share of our common stock or, at our option, one share of our common stock. Until April 1, 2004, the partnership may redeem the Preferred units for cash at a price of $16.70 per unit or (with the holder’s consent) for our common stock having equivalent aggregate value. After April 1, 2004, each holder of the Preferred units may require the partnership to redeem these units for cash at a price of $16.70 per unit or, at the holder’s option, shares of our common stock having equivalent aggregate value. If we or the holders of the Preferred units chose to redeem the Preferred units for our common stock instead of cash, and if our common stock was valued at that time at less than $16.70 per share, we would have to issue more shares of our common stock than the number of Preferred units being redeemed. For example, at December 31, 2002, our stock price was $4.80 per share. If the Preferred units were redeemed for common stock at that date, we would have issued 272,874 shares of our common stock, which would have represented approximately 1.3% of our then outstanding common stock, with respect to 78,431 Preferred units then outstanding.

Website Access to Reports

We will make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC through our home page at www.ihrco.com.

RISK FACTORS

Risk Factors Related to Our Business

We encounter industry risks related to operating and managing hotels that could cause our results of operations to suffer.

Various factors could adversely affect our ability to generate revenues on which our management fees are based. Our business is subject to all of the operating risks inherent in the lodging industry. These risks include, but are not limited to, the following:

•	changes in national, regional and local economic conditions;
•	cyclical overbuilding in the lodging industry;
•	varying levels of demand for rooms and related services;
•	competition from other hotels, resorts and recreational properties, some of which may have greater marketing and financial resources than we or the owners of the properties we manage have;
•	dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;
•	decreases in air travel;
•	fluctuations in operating costs;
•	the recurring costs of necessary renovations, refurbishment and improvements of hotel properties;
•	fluctuations in demand resulting from threatened or actual acts of terrorism or hostilities;
•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and
•	changes in interest rates and the availability of credit.

Demographic, geographic or other changes in one or more markets could impact the convenience or desirability of the sites of some hotels or corporate housing apartments, which would in turn affect the operations of those hotels or the corporate housing division. In addition, due to the level of fixed costs required to operate mid-scale and select-service hotels, resorts and conference centers, significant expenditures necessary for the operation of these properties generally cannot be reduced when circumstances cause a reduction in revenue.

We encounter industry related risks related to our investments in and ownership of hotels and other real estate.

We, as an owner of hotels and investments in real estate, are subject to the operating risks described in the immediately preceding risk factor. In addition, we are exposed to risks and uncertainties associated with the ownership of hotels and real estate, including risks arising from:

•	changes in national, regional and local economic conditions;
•	changes in local real estate market conditions;
•	changes in the markets for particular types of assets;
•	changes in interest rates and in the availability, cost and terms of financing;
•	uninsured casualty and other losses;
•	labor disturbances or shortages of labor;
•	present or future environmental legislation;
•	adverse changes in zoning laws;
•	adverse changes in real estate tax assessments;
•	construction or renovation delays and cost overruns; and
•	limitations on our ability to quickly dispose of investments and respond to changes in the economic or competitive environment due to the relative illiquidity of real estate assets.

Many of these factors will be beyond our control. As we expand through acquisition or development of real estate, the magnitude of these risks may increase. Any of these factors could have a material and adverse impact on the value of our assets or on the revenues that can be generated from those assets.

The current economic slowdown has adversely affected the performance of hotels and, if it worsens or continues, these effects could be material.

The economic slowdown and the resulting declines in revenue per available room at the hotels we manage began in the first quarter of 2001. These trends are currently continuing. The decline in occupancy during 2001 and 2002 has led to declines in room rates as hotels compete more aggressively for guests. If the current economic slowdown worsens significantly or continues for a protracted period of time, the declines in occupancy could also lead to further declines in average daily room rates and could have a material adverse effect on EBITDA and operating results. The economic slowdown could also result in the disposition of hotels, which could result in the loss of management contracts, which could have an adverse effect of our revenues.

If we are unable to identify additional appropriate real estate acquisition or development opportunities and to arrange the financing necessary to complete these acquisitions or developments, our continued growth could be impaired.

We will continually evaluate potential real estate development and acquisition opportunities. Any future acquisitions or developments will be financed through a combination of internally generated funds, additional bank borrowings from existing and new credit facilities and public offerings or private placements of equity or debt securities. The nature of any future financing will depend on factors such as the size of the particular acquisition or development and our capital structure at the time of a project. We may not be able to identify appropriate new acquisition or development opportunities and necessary financing may not be available on suitable terms, if at all.

Acquisition growth opportunities have decreased. There has been substantial consolidation in, and capital allocated to, the U.S. lodging industry since the early 1990s. This generally has resulted in higher prices for hotels. These conditions have resulted in fewer attractive acquisition opportunities. An important part of our growth strategy will be the acquisition and, in many instances, the renovation and repositioning of hotels at less than replacement cost. Continued industry consolidation and competition for acquisitions could adversely affect our growth prospects going forward. We will compete for hotel and other investment opportunities with other companies, some of which will have greater financial or other resources than we have. Competitors may have a lower cost of capital and may be able to pay higher prices or assume greater risks than would be prudent for us to pay or assume. If we are unable to continue real estate development and acquisition, its continued growth could be impaired.

The terms of our intercompany agreement with MeriStar Hospitality will also restrict our ability to make some types of investments in real estate. For more information regarding these restrictions, please refer to the risk factor under the caption, “Our relationship with MeriStar Hospitality Corporation may lead to general conflicts of interest that adversely affect stockholders’ interests.”

Acts of terrorism, the threat of terrorism and the ongoing war against terrorism have impacted and will continue to impact the industry and all hotel companies’ results of operations.

The terrorist attacks of September 11, 2001 had a negative impact on hotel operations for the remainder of 2001 and into 2002, causing lower than expected performance in an already slowing economy. The events of September 11th have caused a significant decrease in hotels’ occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Major metropolitan area and airport hotels have been adversely affected due to concerns about air travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel.

The September 11th terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We have not previously experienced events like the attacks, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11th levels. While there have been improvements in operating levels from the period immediately following the attacks, the uncertainty associated with subsequent incidents, threats and the possibility of future attacks may continue to hamper business and leisure travel patterns as will the potential war with Iraq.

The lodging business is seasonal.

Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Because of the September 11th events, operating results for the third and fourth quarters of 2001 and during 2002 were lower than expected. Seasonal variations in revenue at the hotels we lease, own or manage will cause quarterly fluctuations in revenues. Events beyond our control, such as extreme weather conditions, economic factors, geopolitical conflicts and other considerations affecting travel may also adversely affect earnings.

We may be adversely affected by the limitations in our franchising and licensing agreements.

We are the franchisee of some of the hotels we own and/or manage. In addition, we, with respect to hotels for which we are not the franchisee, may sign a manager acknowledgment agreement with the franchisor which details some of our rights and obligations with respect to the hotel and references the hotel’s franchise agreement. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Those limitations may conflict with our philosophy of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee’s ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require a hotel owner to incur significant expenses or capital expenditures. Action or inaction by us or by the owner of a hotel could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on revenues. In connection with terminating or changing the franchise affiliation of a hotel, the owner of the hotel may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operation or the underlying value of the hotel covered by the franchise due to the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Franchise agreements covering the hotels we manage expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, these franchise agreements frequently contemplate a renewal application process. This process may require an owner to make substantial capital improvements to a hotel. Although the management agreements generally require owners to make capital improvements to maintain the quality of a property, the combined company will not be able to directly control the timing or amount of those expenditures.

Some of the franchise agreements under which we operate and manage hotels restrict the franchisee’s ability to own or operate another hotel within a specified territory or with regard to specific hotels. These limitations, if found to apply to us, may limit our ability to acquire new management agreements and potentially impair its continued growth.

The lodging industry and corporate housing market are highly competitive.

There is no single competitor or small number of competitors that are dominant either in the hotel management or corporate housing business. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than we or the owners of properties we manage have. Competition in the lodging industry and corporate housing market is based generally on location, availability, room rates or corporate housing rates, range and quality of services and guest amenities offered. New or existing competitors could significantly lower rates; offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. All of these factors could adversely affect operations and the number of suitable business opportunities. In addition, we compete for hotel management contracts against numerous other companies, many of which may have more financial resources. These competitors include the management divisions of some of the major hotel brands as well as independent, non-brand affiliated hotel managers.

Costs of compliance with environmental laws could adversely affect operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate contaminated property, may adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person. The operation and removal of underground storage tanks are also regulated by federal and state laws. In connection with the ownership and operation of hotels, the operators, such as us or the owners of those properties could be held liable for the costs of remedial action for regulated substances and storage tanks and related claims. Activities have been undertaken to close or remove storage tanks located on the property of several of the hotels that we own or manage.

A significant number of the hotels that we own or manage have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed, nor are we aware of, any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

In addition, a significant number of the hotels we own or manage have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters could have a material adverse effect on our results of operations or financial condition.

Aspects of hotel, resort, conference center, corporate housing and restaurant operations are subject to government regulation, and changes in regulations may have significant effects on business.

A number of states regulate various aspects of hotels, resorts, conference centers, corporate housing and restaurants, including liquor licensing, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe we are substantially in compliance with these requirements or, in the case of liquor licenses, that we have or will promptly obtain the appropriate licenses. Managers of hotels and providers of corporate housing are also subject to employment laws, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of hotels and corporate housing units and could otherwise adversely affect results of operations or financial condition.

Under the Americans with Disabilities Act, or ADA, all public accommodations in the U.S. are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although owners of hotels we manage have invested significant amounts in ADA-required upgrades, a determination that the hotels they own, lease or manage or the units leased by our Corporate Housing division are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

A high concentration of the hotels we own or lease are luxury and upscale hotels, and our corporate housing division primarily services business travelers, so we may be particularly susceptible to an economic downturn.

Approximately 63% of the rooms our Hotel Management division manages are in hotels that are classified as luxury and upscale, full-service. These hotels generally permit higher room rates. However, in an economic downturn, these hotels may be more susceptible to a decrease in revenues, as compared to hotels in other categories that have lower room rates. This characteristic may result from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. The Corporate Housing segment is sensitive to economic conditions for the same reasons. Adverse changes in economic conditions or continued sluggishness in the economy could have a material adverse effect on the revenues and results of operations of the combined company.

Third-party hotel owners are not required to use the ancillary services we provide.

In addition to traditional hotel management services, we will offer to third-party hotel owners several ancillary services such as purchasing, project management, insurance and risk management, information technology and telecommunication services, and centralized accounting services. We expect to derive a portion of our revenues from these services. Our management contracts will not obligate third-party hotel owners to utilize these services, and the failure of a substantial number of third-party hotel owners to utilize these services could adversely affect our overall revenues.

Our Russian hotels expose us to additional risks.

Three of our hotels are located in Russia. The management contracts for the three Russian hotels accounted for approximately $4.1 million in net management fees, or approximately 7.3 % of our management fees for the year ended December 31, 2002. We are amortizing, over a five-year period, the costs incurred in obtaining the management contracts for the three hotels located in Russia. Current unamortized costs amount to approximately $0.2 million. If these contracts are terminated, the unamortized costs would become due from the owner of these hotels. In addition, under the management contracts for the three hotels located in Russia, we agreed to fund loans to the hotel owners. As of December 31, 2002, we had loans outstanding in the amount of $0.6 million to these owners.

In addition, we cannot be certain of the effect that changing political and economic conditions could have on hotel operations in Russia and on our ability to collect on loans to third-party owners in Russia. Furthermore, the success of our operations in Russia depends on our ability to attract and retain qualified management personnel in Russia who are familiar not only with our business and industry but also with the commercial practices and economic environment in Russia. Recent international geopolitical events may also have a negative effect on travel to Russia and may negatively affect the results of operations of our Russian hotels.

Our relationship with MeriStar Hospitality Corporation may lead to general conflicts of interest that adversely affect stockholders’ interests.

We have historically had a close business relationship with MeriStar Hospitality, a REIT that owns 108 of the properties we manage. Paul W. Whetsell is the Chairman and Chief Executive Officer of both companies, and we share two other board members with MeriStar Hospitality. Currently, our relationship with MeriStar Hospitality is governed by an intercompany agreement. That agreement restricts each party from taking advantage of some business opportunities without first presenting those opportunities to the other party.

We and MeriStar Hospitality may have conflicting views on the manner in which we manage its hotels, as well as acquisitions and dispositions. As a result, the directors and senior executive who serve in similar capacities at MeriStar Hospitality may well be presented with several decisions which provide them the opportunity to benefit MeriStar Hospitality to our detriment or benefit us to the detriment of MeriStar Hospitality. Inherent potential conflicts of interest will be present in all of the numerous transactions among us and MeriStar Hospitality.

We have restrictions on our business and on our future opportunities that could affect our operations. Under the intercompany agreement, we will be prohibited from making real property investments that a REIT could make unless:

•	MeriStar Hospitality is first given the opportunity but elects not to pursue the investments;
•	the investment is on land already owned or leased by us or subject to a lease or purchase option in our favor;
•	we will operate the property under a trade name owned by us; or
•	the investment is a minority investment made as part of a lease or management agreement arrangement by us.

The intercompany agreement generally grants us a right of first refusal to become the manager of any real property acquired by MeriStar Hospitality. They will make this type of opportunity available to us only if MeriStar Hospitality determines that:

•	consistent with its status as a REIT, MeriStar Hospitality must enter into a management agreement with an unaffiliated third party with respect to the property;
•	we are qualified to be the manager of that property; and
•	MeriStar Hospitality decides not to have the property operated by the owner of a hospitality trade name under that trade name.

Because of the provisions of the intercompany agreement, we will be restricted in the nature of our business and the opportunities we may pursue. The terms of the intercompany agreement were not negotiated on an arm’s-length basis. Because MeriStar Hospitality and we will share some of the same directors and our Chairman and Chief Executive Officer, there is a potential conflict of interest with respect to the enforcement of the intercompany agreement to our benefit and to the detriment of MeriStar Hospitality, or to the benefit of MeriStar Hospitality and to our detriment. Furthermore, because of the independent trading of the two companies, stockholders in each company may develop divergent interests that could lead to conflicts of interest. The divergence of interests could also reduce the anticipated benefits of our close relationship with MeriStar Hospitality.

We may have conflicts relating to the sale of hotels subject to management agreements. MeriStar Hospitality will generally be required to pay a termination fee to us if it elects to sell or transfer a hotel to a person or entity that is not an affiliate of MeriStar Hospitality or if it elects to permanently close a hotel after a casualty and does not replace it with another hotel with a management fee equal to that payable under the management agreement to be terminated. Where applicable, the termination fee will equal the present value of the management fees payable during the remainder of the existing term of the management agreement (discounted using a 10% discount rate), based on fees payable during the previous twelve months. MeriStar Hospitality’s decision to sell a hotel may, therefore, have significantly different consequences for MeriStar Hospitality and us. MeriStar Hospitality’s obligation to pay a termination fee to us is reduced by an amount equal to the present value of the management fees (as calculated above) for any management opportunities it has executed with us since August 3, 1998.

If we are unable to pursue new growth opportunities through our relationship with MeriStar Hospitality, our hotel management business could be negatively affected. Because of the terms of the intercompany agreement with MeriStar Hospitality if MeriStar Hospitality in the future fails to qualify as a REIT, it could have a substantial adverse effect on those aspects of our business operations and business opportunities that depend on MeriStar Hospitality. For example, if MeriStar Hospitality ceases to qualify as a REIT, the requirement in the intercompany agreement that MeriStar Hospitality enter into management agreements with us would cease. In that case, MeriStar Hospitality would have the right to operate newly acquired properties itself. We, however, would remain subject to all of the limitations on our operations contained in the existing management agreements. In addition, although it is anticipated that the management agreements generally will be assigned to any person or entity acquiring the fee or leasehold interest in a hotel property from MeriStar Hospitality or its affiliates, we could lose our rights under any of these management agreements upon the expiration of the agreement. The likelihood of a sale of the hotel properties could possibly increase if MeriStar Hospitality fails to qualify as a REIT. In addition, if there is a change in the Internal Revenue Code that would permit MeriStar Hospitality or one of its affiliates to operate hotels without adversely affecting MeriStar Hospitality’s status as a REIT, MeriStar Hospitality would not be required to enter into future renewals of our management agreements. Furthermore, a change in control of MeriStar Hospitality could have a negative effect on us, since our working relationship with the new owner of those hotels may not be as close as our working relationship is with MeriStar Hospitality.

Also, if we and MeriStar Hospitality do not negotiate a mutually satisfactory management arrangement within approximately 30 days after MeriStar Hospitality provides us with written notice of the management opportunity, MeriStar Hospitality may offer the opportunity to others for a period of one year before it must again offer the opportunity to us.

If we fail to retain our executive officers and key personnel, our business would be harmed.

Our ability to maintain our competitive position will depend to a significant extent on the efforts and ability of our senior management, particularly our Chairman and Chief Executive Officer, Paul W. Whetsell; our President and Chief Operating Officer, John Emery; our President — Hotel Operations, Robert B. Morse; our President — BridgeStreet, Thomas Vincent; and our Chief Financial Officer, James A. Calder. Our future success and our ability to manage future growth will depend in large part upon the efforts of Messrs. Whetsell and Emery and on our ability to attract and retain other highly qualified personnel. Competition for personnel is intense, and we may not be successful in attracting and retaining our personnel. Our inability to attract and retain other highly qualified personnel may adversely affect our results of operations and financial condition.

Recently issued accounting pronouncements that affect the accounting treatment of goodwill and other long-lived assets could cause future losses due to asset impairment.

As of December 31, 2002, the company’s unamortized intangible assets and other long-lived assets were approximately $157.8 million and $50.1 million, respectively. Intangible assets primarily include goodwill, the fair value of management contracts, the fair value of lease contracts, deferred financing fees and franchise fees. Other long-lived assets primarily include property and equipment and investments in and advances to affiliates.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142,“Goodwill and Other Intangible Assets”, that requires companies to cease amortizing goodwill and some other indefinite-lived intangible assets. Under SFAS 142, goodwill and some indefinite-lived intangibles are not amortized into results of operations but instead are tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible over its fair value. In addition, goodwill and intangible assets are tested more often for impairment as circumstances warrant. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are measured for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” After initial adoption, any impairment losses under SFAS 142 or 144 will be recorded as operating expenses. We do not currently foresee any impairments in its assets, but circumstances may change, and we may have write-downs in the future.

In 2002, we recognized write-downs of approximately $2.7 million relating to other than temporary declines in the estimated fair value of certain investments in affiliates.

Risks Related to Our Capital Structure

Restrictions imposed by our debt agreements may limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We are a party to a senior credit facility and a subordinated credit facility that contain restrictive covenants. These restrictions include requirements to maintain financial ratios, which may significantly limit our ability to, among other things:

•	borrow additional money;
•	make capital expenditures and other investments;

•	pay dividends;
•	merge, consolidate or dispose of assets; and
•	incur additional liens.

While we believe that our current business plan and outlook will provide sufficient liquidity to fund our operations, a significant decline in our operations could reduce our cash from operations and cause us to be in default under other covenants in our debt agreements, leaving us unable to use our senior credit facility to supply needed liquidity.

Our senior secured credit facility matures in 2005. Our credit facility with MeriStar Hospitality, which was replaced on January 10, 2003, with a $40 million subordinated credit facility, was scheduled to mature on July 31, 2007. The new subordinated credit facility matures on January 31, 2007. As of December 31, 2002, we had approximately $74.0 million of outstanding indebtedness under our senior secured credit facility and approximately $56.1 million of outstanding indebtedness under the MeriStar Hospitality facility.

We may, in the future, be required to refinance or negotiate an extension of the maturity of our senior secured credit facility or our subordinated credit facility. However, our ability to complete a refinancing or extension is subject to a number of conditions, many of which are beyond our control. For example, if there were a disruption in the financial markets because of a terrorist attack or other event, we may be unable to access the financial markets. Failure to complete a refinancing or extension of the senior secured credit facility would have a material adverse effect on us.

A deficit in working capital may reduce funds available to us for expansion of our business.

As of December 31, 2002, we had a deficit in working capital of $13.1 million. This deficit in working capital may require us to make borrowings under the new senior secured credit facility to pay our current obligations. These borrowings will serve to reduce amounts available to us for pursuit of our business strategy of growing through securing additional management contracts and acquiring additional hotel resort and conference center properties.

Our stockholder rights plan, the anti-takeover defense provisions of our charter documents and the large ownership stake of an investor group may deter potential acquirors and depress our stock price.

Under our stockholder rights plan, holders of our common stock hold one preferred share purchase right for each outstanding share of common stock they hold, exercisable under defined circumstances involving a potential change of control. The preferred share purchase rights have the antitakeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Those provisions could have a material adverse effect on the premium that potential acquirors might be willing to pay in an acquisition or that investors might be willing to pay in the future for shares of our common stock.

Provisions of Delaware law and of our charter and bylaws may have the effect of discouraging a third party from making an acquisition proposal for us. These provisions could delay, defer or prevent a transaction or a change in control of us under circumstances that could otherwise give the holders of our common stock the opportunity to realize a premium over the then-prevailing market prices of our common stock. These provisions include the following:

•	we are able to issue preferred shares with rights senior to our common stock;
•	our certificate of incorporation prohibits action by written consent of our stockholders, and our stockholders are not able to call special meetings;
•	our certificate of incorporation and bylaws provide for a classified board of directors;
•	our directors are subject to removal only for cause and upon the vote of two-thirds of the outstanding shares of our common stock;
•	our bylaws require advance notice for the nomination of directors and for stockholder proposals;
•	we are subject to Section 203 of the Delaware General Corporation Law, which limits our ability to enter into business combination transactions with interested stockholders; and

•	specified provisions of our certificate of incorporation and bylaws may be amended only upon the affirmative vote of two-thirds of the outstanding shares.

Our principal investor group holds 6,968,108 shares of our common stock, representing approximately 34% of our outstanding common stock. The large stake of the principal investor group may make it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of us.

The sale of a substantial number of shares by our largest investor may depress our stock price.

Sales of substantial amounts of common stock or the perception that those sales could occur may adversely affect the market price for our common stock. All of our common stock is freely transferable, except for the shares of common stock held by persons deemed to be affiliates of us under Rule 145 under the Securities Act. The 6.9 million shares of our common stock that are held by our principal investor group represent approximately 34% of our outstanding common stock and are subject to a registration rights agreement providing for demand, shelf and piggyback registration rights until the time their shares can be sold without restriction under Securities Act Rule 144(k). By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline.

FORWARD-LOOKING INFORMATION

Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook.” Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this annual report. In addition to the risks related to our business, the factors that could cause actual results to differ materially from those described in the forward-looking statements include:

•	the current slowdown of the national economy;
•	economic conditions generally and the real estate market specifically;
•	the impact of the September 11, 2001 terrorist attacks and actual or threatened future terrorist incidents or hostilities;
•	international geopolitical difficulties;
•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;
•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;
•	changes in laws and regulations applicable to the companies, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;
•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;
•	failure to renew essential management contracts or business leases;
•	competition from other hospitality companies, pricing pressures and variations in lease and room rental rates;
•	litigation involving antitrust, consumer and other issues; and
•	loss of any executive officer or failure to hire and retain highly qualified employees.

These factors and the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made in this annual report. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not undertake any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 2.     PROPERTIES

We maintain our corporate headquarters in Washington, D.C. We also have other corporate offices in North Carolina and Texas. We lease our offices. In addition, our Hotel Management business segment leases administrative offices in Pennsylvania, Florida, Arizona and California, and our Corporate Housing division leases administrative offices in most of the markets in which they operate in the United States, Canada, the United Kingdom and France. We manage hotel properties and golf courses throughout the United States, Russia and Canada. No one managed hotel property is material to our operations.

The full-service hotels we manage generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. These facilities are designed to attract meeting and convention functions from groups and associations, upscale business and vacation travelers, and banquets and receptions from the local community.

The following tables set forth operating information (assuming that the merger of MeriStar Hotels & Resorts and Interstate Hotels had been completed on January 1, 2000) with respect to the properties we leased and managed as of December 31:

Year	Properties	Guest Rooms

2002	393	83,053
2001	376	72,513
2000	333	62,542

The following table sets forth operating information with respect to our Corporate Housing division for the year ended December 31.

	Number	Average
	of	Number
Year	Markets	of Units	ADR	Occupancy

2002	22	3,054	$87.76	82.3%
2001	21	3,589	$84.47	85.3%
2000	22	3,231	$83.80	88.4%

ITEM 3.     LEGAL PROCEEDINGS

In the normal course of business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NYSE under the symbol “IHR”. As of March 20, 2003, 20,587,006 shares of our common stock were listed and outstanding, held by approximately 2,953 record holders.

The following table lists, for the fiscal quarters indicated, the range of high and low closing prices per share of our common stock in U.S. dollars, as reported on the NYSE Composite Transaction Tape.

The 1:5 reverse stock split effected on July 31, 2002 was applied to prior periods for comparative purposes.

Stock prices prior to July 31, 2002 reflect the adjusted closing stock price of “MMH”, MeriStar Hotels & Resorts, the legal survivor of the merger between Interstate and MeriStar.

	Stock Price

	High	Low

Fiscal 2001:
First Quarter	13.55	8.00
Second Quarter	10.70	7.45
Third Quarter	9.25	4.35
Fourth Quarter	4.90	2.70
Fiscal 2002:
First Quarter	4.25	3.15
Second Quarter	6.05	3.85
Third Quarter	4.40	2.45
Fourth Quarter	4.87	3.90
Fiscal 2003
First Quarter Through March 20, 2003	5.05	4.21

The last reported sale price of our common stock on the NYSE on March 20, 2003 was $4.38.

We have not paid any cash dividends on our common stock and we do not anticipate that we will do so in the foreseeable future. We intend to retain earnings to provide funds for the continued growth and development of our business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon lender approval as well as our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

None.

Summary of Equity Compensation Plans as of December 31, 2002

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants, and rights	warrants, and rights	column (a))

Equity compensation plans approved by security holders	1,561,511	$7.57	1,756,267
Equity compensation plans not approved by security holders	—	—	—

Total	1,561,511	$7.57	1,756,267

ITEM 6.     SELECTED FINANCIAL DATA

The merger between us and Interstate Hotels Corporation on July 31, 2002 was accounted for as a purchase of us by Interstate Hotels using the purchase method of accounting. The merger was accounted for as a reverse acquisition with Interstate Hotels as the accounting acquiror, and us as the surviving company for legal purposes. As a result, the historical financial information we present in the table below and in the accompanying consolidated financial statements represents the financial data for Interstate Hotels prior to the merger, and for the combined company following the merger.

The following table also sets forth selected historical financial data for Interstate Hotels, prior to the merger of Interstate Hotels’ predecessor into Wyndham International, Inc., as the predecessor, for the period from January 1, 1998 to June 1, 1998, and for Interstate Hotels, subsequent to the merger of Interstate Hotels’s predecessor into Wyndham, as the successor, as of December 31, 1998 and for the period from June 2, 1998 to December 31, 1998 and as of and for the years ended December 31, 1999, 2000, 2001 and 2002.

Selected Financial and Other Data

(Dollars in Thousands, Except Per Share Data)

	Successor				Predecessor	Successor

	Year Ended December 31,				Jan. 1, 1998	June 2, 1998
					through	through	Combined
	2002	2001	2000	1999	June 1, 1998	Dec. 31, 1998	1998(1)

							(unaudited)
Statement of Operations Data:
Revenue:
Lodging revenue	$2,908	$4,426	$203,472	$194,388	$78,769	$115,153	$193,922
Management fees	39,888	24,525	29,481	33,275	18,018	22,763	40,781
Corporate housing	46,818	—	—	—	—	—	—
Other revenue	17,313	15,074	13,159	12,691	9,976	10,478	20,454

	106,927	44,025	246,112	240,354	106,763	148,394	255,157
Other revenue from managed properties(8)	494,243	274,801	287,941	—	—	—	—

Total revenue	601,170	318,826	534,053	240,354	106,763	148,394	255,157

Operating expenses by department:
Lodging expenses	2,139	2,647	116,019	107,470	39,834	60,790	100,624
Corporate housing	37,990	—	—	—	—	—	—
Undistributed operating expenses:
Administrative and general	48,166	31,123	37,598	33,688	17,097	16,261	33,358
Lease expense	—	482	88,594	89,174	34,515	51,165	85,680
Depreciation and amortization	14,058	10,394	16,091	20,833	2,152	10,659	12,811
Merger costs	9,363	—	—	—	—	—	—
Restructuring expenses	12,614	—	—	—	—	—	—
Tender offer costs	1,000	—	—	—	—	—	—
Joint Venture start-up costs(2)	—	—	2,096	—	—	—	—
Asset impairment and write-offs(3)	3,787	3,026	12,550	16,406	—	—	—

	129,117	47,672	272,948	267,571	93,598	138,875	232,473
Other expenses from managed properties(8)	494,243	274,801	287,941	—	—	—	—

Total operating expenses	623,360	322,473	560,889	267,571	93,598	138,875	232,473
Net operating income (loss)	(22,190)	(3,647)	(26,836)	(27,217)	13,165	9,519	22,684
Interest expense (benefit), net	5,595	1,635	(1,801)	(1,359)	(165)	(255)	(420)
Equity in (earnings) loss of affiliates	2,409	5,169	522	(1,525)	(513)	(1,526)	(2,039)
Loss on sale of investment in hotel real estate(4)	—	—	—	876	—	—	—
Conversion incentive payment — convertible notes	7,307	—	—	—	—	—	—

Income (loss) before minority interest and income taxes	(37,501)	(10,451)	(25,557)	(25,209)	13,843	11,300	25,143
Minority interest expense (benefit)	(197)	194	(10,719)	(12,514)	24	209	233
Income tax expense (benefit)	(1,133)	(3,295)	(5,935)	(5,078)	5,528	4,436	9,964

Net income (loss)	(36,171)	(7,350)	(8,903)	(7,617)	8,291	6,655	14,946

	Successor				Predecessor	Successor

	Year Ended December 31,				Jan. 1, 1998	June 2, 1998
					through	through	Combined
	2002	2001	2000	1999	June 1, 1998	Dec. 31, 1998	1998(1)

							(unaudited)
Mandatorily redeemable preferred stock:
Dividends	307	634	127	—	—	—	—
Accretion	356	62	12	—	—	—	—
Conversion incentive payment — preferred stock	1,943	—	—	—	—	—	—

Net income (loss) available to common stockholders	$(38,777)	$(8,046)	$(9,042)	$(7,617)	$8,291	$6,655	$14,946

Weighted average number of:
Basic and diluted shares of common stock outstanding	13,563	5,704	5,956
Net loss per basic and diluted common share	$(2.86)	$(1.41)	$(1.52)
Balance Sheet Data (At End of Period):
Cash and cash equivalents	$7,054	$39,040	$51,327	$22,440		$1,652	$1,652
Total assets	280,681	108,669	143,523	142,459		161,157	161,157
Long-term debt	134,239	40,981	45,163	—		—	—
Manditorily redeemable preferred stock	—	5,070	4,258	—		—	—
Total equity	76,426	42,035	51,858	60,006		92,607	92,607
Other Financial Data:
EBITDA (unaudited)(5)	(8,132)	$9,705	$(1,858)	$7,771	$15,767	$21,360	$37,127
Net cash provided by (used in) operating activities:	(17,513)	(1,411)	10,080	23,793	18,359	9,593	27,952
Net cash provided by (used in) investing activities:	(5,023)	(1,066)	(11,378)	(10,121)	2,674	(27,707)	(25,033)
Net cash provided by (used in) financing activities	(9,622)	(9,810)	30,185	7,116	(19,298)	15,599	(3,699)
Total Hotel Data (unaudited):(6)
Total hotel revenue	$2,196,671	$999,000	$1,176,000	$1,202,000			$1,490,000
Number of properties(7)	393	134	160	158			176
Number of rooms(7)	83,053	28,316	31,167	29,379			35,214

(1)	Represents the sum of the balances from the predecessor for the period from January 1, 1998 to June 1, 1998 and the successor for the period from June 2, 1998 to December 31, 1998.

(2)	Represents joint venture start-up costs of $2.1 million, net of a $0.8 million reimbursement from the joint venture, which include the legal, investment banking and other costs incurred by us in connection with the start-up of the joint venture.

(3)	For 1999, the amount represents a non-cash impairment charge on the our leased hotel intangible assets resulting from an impairment of the future profitability of 42 of the our leased hotels, which experienced lower than expected operating cash flows during 1999, primarily due to decreased occupancy rates and higher operating costs caused by a significant over-supply of mid-scale, upper economy and budget hotels in certain markets.

For 2000, the amount represents a non-cash impairment charge on the non-monetary exchange of our hotel lease contracts for management agreements. The lease contracts for the 75 hotels previously leased from Equity Inns were terminated and we entered into management agreements for 54 of the hotels formerly leased to us effective as of January 1, 2001.

For 2001, the amount represents a non-cash impairment loss related to our 20% non-controlling equity interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was the result of a permanent impairment of the future profitability of this hotel.

For 2002, the amount represents a non-cash impairment loss of $2.7 million to reduce the carrying value of our investment in FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P. to its estimated fair value.

Also in 2002, we wrote off $1.1 million of certain intangible management contract assets, due to the termination of our management contracts on certain properties.

(4)	Represents a loss resulting from the sale of our equity interests in The Charles Hotel Complex on June 18, 1999, which was allocated 100% to Wyndham through minority interest.

(5)	EBITDA represents earnings (losses) before interest, income tax expense (benefit), depreciation and amortization (which includes depreciation and amortization included in earnings (losses) from equity investments in hotel real estate), mandatorily redeemable preferred stock dividends and accretion, the loss on impairment of investment in hotel lease contracts and the loss on impairment of equity investment in hotel real estate. Historical 1999 EBITDA was calculated based on our 45% share of EBITDA from IH LLC for the period from June 18, 1999 to December 31, 1999. Historical 2000 EBITDA was calculated based on our 45% share of EBITDA from IH LLC for the period from January 1, 2000 to October 31, 2000. Management believes that EBITDA is a useful measure of operating performance because it is industry practice to evaluate hotel properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA, and EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA, as we calculate it, may not be consistent with computations of EBITDA by other companies. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under accounting principles generally accepted in the United States of America for purposes of evaluating our results of operations.

(6)	Represents all properties, including the previously leased hotels, for which we provide management or related services in 2002.

(7)	As of the end of the periods presented.

(8)	This information is not available for periods prior to 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Formation of Interstate Hotels & Resorts

MeriStar Hotels & Resorts, or MeriStar, and Interstate Hotels Corporation, or Interstate, entered into an Agreement and Plan of Merger, dated May 1, 2002, as amended on June 3, 2002. In the merger transaction, Interstate merged with and into MeriStar, and MeriStar was renamed Interstate Hotels & Resorts, Inc. On July 31, 2002, after receiving the required stockholder approvals, MeriStar and Interstate completed the merger. The transaction was a stock-for-stock merger of Interstate into MeriStar in which Interstate’s stockholders received 4.6 shares of common stock for each share of Interstate stock outstanding. Holders of MeriStar’s common stock and operating partnership units continued to hold their stock and units following the merger. Immediately following the merger, the holders of Interstate’s convertible debt and preferred equity shares converted those instruments into shares of our common stock. Immediately following the merger, we effected a one-for-five reverse split of our common stock

The merger also included the following significant related transactions:

•	Interstate repaid the outstanding balance on its promissory notes held by Wyndham International, Inc. on July 30, 2002 and repaid the remaining principal balance of its limited recourse mortgage note on July 31, 2002;
•	we entered into a new $113.0 million senior credit agreement with a group of banks; and
•	we converted MeriStar’s unsecured credit facility and term note with MeriStar Hospitality Operating Partnership, or MHOP, to a term loan and repaid $3.0 million under that loan.

In accordance with generally accepted accounting principles, the merger was treated as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting

Standards No. 141, “Business Combinations,” Interstate was considered the acquiring enterprise for financial reporting purposes. Interstate established a new accounting basis for our assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. We accounted for the merger as a reverse acquisition with Interstate as the accounting acquirer and MeriStar as the surviving company for legal purposes.

The consolidated financial statements for the period January 1, 2002 through July 31, 2002, and for the years ended December 31, 2001 and 2000, include the historical results of operations of Interstate, the accounting acquiror. After the merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Summary

Overview — The MeriStar-Interstate merger combined the two largest independent hotel management companies in the United States, measured by number of rooms under management. We now manage and operate a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services, and centralized accounting services.

As of December 31, 2002, we managed 393 properties with 83,053 rooms in 45 states, the District of Columbia, Canada, and Russia. We wholly-own one of these properties and we have non-controlling equity interests in 25 of these hotels. In addition, at December 31, 2002, our corporate housing operations had 3,054 apartments under lease in the United States, Canada, the United Kingdom and France.

Our subsidiary operating partnerships indirectly hold substantially all of our assets. We are the sole general partner of the partnerships. We, one of our directors and certain independent third parties are limited partners of the partnerships. The partnership agreements give the general partners full control over the business and affairs of the partnerships.

Outlook — The sluggish economy and delays and difficulties in travel due to heightened security measures at airports continue to have a major impact on our operating results. Since the slowdown of the economy over the past 18 months, accelerated by the terrorist attacks on September 11, 2001, our managed hotels have experienced significant short-term declines in occupancy and average rates changed. Weaker hotel performance has caused reduced management fees and also gives rise to additional losses under minority investments we have made in connection with hotels that we manage. Additionally, the weaker hotel operating environment has caused some owners of our managed hotels to sell hotels to provide the owners with additional liquidity. When a hotel is sold, we are usually replaced as the hotel’s manager. MeriStar Hospitality has announced plans to dispose of a number of non-core hotels, all of which we currently manage, and other owners may also dispose of assets. If we are terminated as manager upon the sale of one of MeriStar Hospitality’s hotels, we will receive a termination fee equal to the remaining payments (discounted using a 10% rate) under the then-existing term of the management agreement. Our management agreements with other owners generally have limited or no termination fees due to us if our management agreement is terminated upon the sale of the hotel. The termination of management contracts as a result of hotel dispositions could have an adverse effect on our revenues.

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

Relationship with MeriStar Hospitality

We manage all 108 properties owned by MeriStar Hospitality Corporation, a real estate investment trust. We also have an intercompany agreement with MeriStar Hospitality. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand owner). We also provide each other with certain services including administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and diligence and operational services.

Historically, we have had close operating, management and governance relationships with MeriStar Hospitality. We manage all of MeriStar Hospitality’s hotel properties under long-term management contracts and have, in the past, shared several key management personnel and board members with MeriStar Hospitality. Due to our merger with Interstate Hotels and our resulting increased scale, we and MeriStar Hospitality have split the management teams of the two companies. Paul W. Whetsell is the Chairman and Chief Executive Officer of both companies and is the only Executive shared by both companies, and we share two other board members with MeriStar Hospitality.

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

The most significant accounting policies affecting our consolidated financial statements relate to:

•	the evaluation of impairment of certain long-lived assets;
•	the evaluation of impairment of goodwill and other intangible assets
•	estimation of valuation allowances, specifically those related to income taxes and allowance for doubtful accounts;
•	estimates of restructuring and other accruals;
•	the estimation of the fair value of our derivative instruments; and
•	revenue recognition

Impairment of long-lived assets — In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, whenever events or changes in circumstances indicate that the carrying values of long-lived assets (intangibles with definite useful lives) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Any impairment losses are recorded as operating expenses.

We review long-lived assets for impairment when one or more of the following events have occurred:

•	Current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows.

•	A significant loss of management contracts without the realistic expectation of a replacement.

•	The unplanned departure of an executive officer or other key personnel, which could adversely affect our ability to maintain our competitive position and manage future growth.

•	A significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of the goodwill or other long-lived assets.

•	Events which could cause significant adverse changes and uncertainty in business and leisure travel patterns.

In 2001, we formed two limited partnerships (FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P.) with FelCor Lodging Trust. These partnerships own eight mid-scale hotels, and we manage those eight hotels. The partnership entities are owned 50% by FelCor and 50% by us. The hotels in the FelCor partnerships have produced significantly below-budget operating results in 2002. As a result we have evaluated the carrying value of these assets. Our review as of December 31, 2002 indicated that the future projected cash flows from the partnerships’ hotels is not sufficient to allow us to recover our investment in these partnerships, and we believe the decline to be other than temporary. As a result, in the fourth quarter of 2002, we recorded an impairment charge of $2.7 million to reduce the investment to its estimated fair value of $4.0 million.

Impairment of goodwill and other intangible assets — In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, at least annually, we perform an analysis to determine the impairment of the carrying value of goodwill and intangible assets with indefinite lives. Our intangible assets other than goodwill include our management contracts, finance costs and franchise fees. To test intangible assets with indefinite lives for impairment, we perform an analysis to compare the fair value of the intangible asset to its carrying value. We make estimates of the fair value of the intangible asset using discounted cash flows from the expected future operations of the assets. If the analysis indicates that the fair value is less than the carrying value, the asset is written down to the estimated fair value and an impairment loss is recognized. To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss shall be recognized in an amount equal to that excess. Any impairment losses are recorded as operating expenses. We did not recognize any impairment losses for goodwill in 2002, 2001 or 2000.

Valuation Allowances — We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. As of December 31, 2002, we recorded a $10.8 million valuation allowance to reduce our deferred tax assets to $20.2 million, the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period. The utilization of our net operating loss carryforwards will be limited by the tax provisions of the Internal Revenue Code. The valuation allowance we recorded included the effect of the limitations on our deferred tax assets arising from net operating loss carryforwards.

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

Restructuring and Other Accruals — During 2002, we recorded restructuring charges of $12.6 million in conjunction with the MeriStar-Interstate merger. These charges include estimated severance costs for employees whose positions have been relocated or eliminated and estimates on non-cancelable lease costs at certain offices which will be closed down. We accrued the total estimated cost of the restructuring at the time the plans were finalized and communicated to our employees. These estimates require our judgment as to the outcome of net lease costs. If actual results differ from our estimates, we will be required to adjust our financial statements when we identify the differences.

Derivative Instruments and Hedging Activities — We enter into derivative instruments for cash flow hedging purposes to limit the impact of interest rate changes on earnings and cash flows. We have designated our interest rate swap agreements as hedges against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, we reflect the interest rate swap agreements at fair value in our consolidated balance sheet and we record in stockholders’ equity the related unrealized gains and losses on these contracts. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. During September 2002 we entered into an interest rate swap agreement with an effective date of October 1, 2002. On October 1, 2002 the swap agreement had a fair value of $0.2 million.

Revenue Recognition — We earn revenue from hotel management contracts and related services, corporate housing operations and operations from our owned hotel. Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties, and fees for other related services we provide.

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

In the third quarter of 2002, with an effective date of January 1, 2002, we began recording the incentive management fees in the period that it is certain the incentive management fees are earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. This newly adopted accounting principle is preferable in the circumstances because the new method eliminates the potential that incentive management fee revenue will be recognized in one interim reporting period and reduced or eliminated in a future interim reporting period. This methodology is designated as Method No. 1 in EITF Topic No. D-96. Method No. 1 is the Securities and Exchange Commission Staff’s preferred method of accounting for incentive management fees.

This change in accounting method has no effect on the total annual management fees earned or amount of cash we are paid, but does affect the timing of recognizing the revenue from these fees during interim reporting periods. However, the effect of this change in accounting method for interim periods resulted in a cumulative adjustment of $3.1 million that reduced incentive management fees recognized during the first and second quarter of 2002. The effect of the change on the first quarter of 2002 was to increase the net loss by $1.4 million ($0.26 per share) to a net loss of $1.7 million ($0.32 per share); the effect of the change on the second quarter of 2002 was to increase the net loss by $1.7 million ($0.29 per share) to a net loss of $14.3 million ($2.55 per share).

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

The following table shows the operating statistics for our managed hotels on a same store basis for the twelve months ended December 31:

	2002	2001	Change

Revenue per available room	$63.89	$68.10	$(4.21)
Average daily rate	$98.04	$103.43	$(5.39)
Occupancy	65.2%	65.8%	1%

Prior to the merger on July 31, 2002, Interstate Hotels managed 141 hotels with 29,752 rooms. Subsequent to the merger, on December 31, 2002 we managed 393 properties with 83,053 rooms.

Our total revenue increased $282.3 million to $601.1 million for the year ended December 31, 2002 compared to $318.8 million in 2001. Major components of this increase were:

•	Lodging revenues consist of rooms, food and beverage and other department revenues from the Pittsburgh Airport Residence Inn by Marriott, and in 2001, from one leased hotel. These revenues decreased $1.5 million, from $4.4 million for the twelve months ended December 31, 2001 to $2.9 million for the year ended December 31, 2002. Of the decrease, $0.6 million relates to a decrease in revenue per available room in the Pittsburgh Airport Residence Inn by Marriott for the periods presented, primarily due to the slowdown of the economy and the hospitality industry. The remaining $0.9 relates to the leased hotel, which is no longer under lease in 2002 as compared to the 2001.

•	Revenue from management fees increased $15.4 million, from $24.5 million for the year ended December 31, 2001 to $39.9 million for the year ended December 31, 2002. An increase of $16.4 million, was due to the increase in number of managed hotels resulting from the merger with Interstate on July 31, 2002. This is offset by a decrease in revenue per available room as a result of the decrease in the average daily rate as noted above, which resulted in a decrease in management fee revenue of $1.0 million.

•	Corporate housing revenue was $46.8 million for the year ended December 31, 2002, compared to $0 in the same period of the previous year. Corporate housing revenue is included in the results of operations beginning August 1, 2002 as a result of the merger between Interstate and MeriStar on July 31, 2002.

•	Other revenues consist of insurance income from Northridge Insurance Company, purchasing revenue, accounting fees, technical services, IT support fees, renovation fees, freight fees, and other. Other revenues increased $2.2 million from $15.1 million for the year ended December 31, 2001 to $17.3 million for the year ended December 31, 2002. The majority of this increase, $1.5 million, is due to the merger of Interstate and MeriStar on July 31, 2002. The remainder is partially due to an increase in insurance revenues from Northridge Insurance of approximately $2.4 million, offset by a decrease in purchasing revenue by $1.1 million, and an overall decrease in other revenues by approximately $0.6 million.

•	We employ the staff at our managed properties. Pursuant to our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. EITF No. 01-14 “Income Statement Characteristics of Reimbursements for Out-of-pocket Expenses” establishes standards for accounting for reimbursable expenses in the income statement. Under this pronouncement, the reimbursement of Other costs is recorded as revenue with a corresponding expense recorded as “other expenses from managed properties” on the statement of operations. Reimbursable costs increased by $219.4 million to $494.2 million for the year ended December 31, 2002 from $274.8 million for the year ended December 31, 2001. Substantially all of this increase is due to the increase in the number of employees at our managed properties resulting from the merger of Interstate and MeriStar.

Operating expenses by department

Total operating expenses by department increased $37.5 million to $40.1 million for the year ended December 31, 2002 compared to $2.6 million for the year ended December 31, 2001. Factors primarily affecting the increase were:

•	Corporate housing expenses were $38.0 million for the year ended December 31, 2002, compared to $0 in 2001. Corporate housing expenses are included in the results of operations beginning on August 1, 2002 after the merger between Interstate and MeriStar on July 31, 2002. This was offset by the decrease in lodging expenses, discussed below.

•	Lodging expenses consist of rooms, food and beverage, other department expenses and property operating costs from the Pittsburgh Airport Residence Inn by Marriott. These expenses decreased $0.5 million, from $2.6 million for the year ended December 31, 2001 to $2.1 million for the twelve months ended December 31, 2002. This decrease is a direct result of the decrease in revenue from this hotel as described above.

Undistributed operating expenses

Undistributed operating expenses for 2002 include the following items:

•	administrative and general;
•	lease expense;
•	depreciation and amortization;
•	merger costs;
•	restructuring expenses;
•	tender offer costs; and
•	asset impairment and write-offs

Total undistributed operating expenses increased $44.0 million to $89.0 million for the year ended December 31, 2002 compared to $45.0 for the year ended December 31, 2001. Factors primarily affecting the increase were:

•	Administrative and general expenses are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, information technology support, human resources and other support services, as well as general corporate expenses. Administrative and general increased by $17.1 million from $31.1 million for the year ended December 31, 2001 to $48.2 million for the year ended December 31, 2002. An increase of $21.3 million is attributable to the increase in expenses resulting from our merger with Interstate Hotels on July 31, 2002. This is offset by a decrease of $4.2 million attributable to cost reductions achieved following the merger.

•	Lease expense was $0.5 million for the year ended December 31, 2001 compared to $0 for the same period of 2002. This is a result of our lease contracts being converted to management contracts during 2001.

•	Depreciation and amortization expense increased by $3.7 million from $10.4 million for the year ended December 31, 2001 to $14.1 million for the year ended December 31, 2002. This increase is primarily due to the acquisition of certain depreciable and amortizable fixed assets, as well as intangible assets, in conjunction with the merger on July 31, 2002. These assets include management contracts, franchise fees and deferred financing fees.

•	Merger costs were $9.4 million for the year ended December 31, 2002. Merger costs consist of the write off of $2.5 million of deferred financing fees related to the repayment and retirement of the Lehman senior credit facility and the repayment of the limited recourse mortgage note. Also included in merger costs is a $1.9 million charge for the forgiveness of certain employee and officer notes receivable, and a $1.0 million charge relating to the accelerated vesting of preferred stock. The remaining $4.0 million are integration costs incurred in connection with the merger.

•	Restructuring costs were $12.6 million for the year ended December 31, 2002. Restructuring costs consist of $10.5 million of estimated severance costs to be paid to employees whose positions are being relocated or eliminated as a result of the merger, and $2.3 million of restructuring costs, which are estimates of non-cancelable lease costs in certain offices that we intend to close as a result of the merger. This is offset by a $0.2 million net benefit related to the closing of operations in one corporate housing market, and an adjustment to previously recorded restructuring expenses related to the merger.

•	Tender offer costs of $1.0 million represent costs related to the commencement of a partial tender offer to purchase 2,465,322 shares of Interstate’s Class A Common Stock by Shaner Hotel Group Limited Partnership and Shaner’s unsolicited proposals to combine the operations of Interstate with Shaner prior to the commencement of the tender offer. These costs were incurred for legal and professional fees. The tender was unsuccessful and the offer expired May 31, 2002.

•	Asset impairment and write-offs increased $0.8 million from $3.0 million for the twelve months ended December 31, 2001 to $3.8 million for the twelve months ended December 31, 2002. In 2001, we recorded a loss on impairment of equity investment in hotel real estate in the amount of $3.0 million. This loss related to our 20% non-controlling interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The loss represented the permanent impairment of the future profitability of this hotel. In the fourth quarter of 2002, we recorded a $2.7 million impairment charge to reduce the carrying value of our investment in FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P. to its estimated fair value. Also in the fourth quarter of 2002, we wrote off $1.1 million of certain intangible management contract assets, due to the disposition of the related properties and the termination of our management contracts on these properties.

Net loss available to common stockholders

Net loss available to common stockholders increased $30.8 million to $(38.8) million for the twelve months ended December 31, 2002 from $(8.0) million for the twelve months ended December 31, 2001. This increase is due to the decrease of $14.8 million of EBITDA and the increase of $3.7 million in depreciation and amortization expense as discussed above. The following contributed to the remainder of the increase:

•	Interest expense increased $4.0 million to $5.6 million for the year ended December 31, 2002 from $1.6 million for the year ended December 31, 2001 due to the increase in outstanding debt following the merger.
•	We recorded a $9.2 million charge related to the conversion of a portion of our convertible notes and Series B Preferred Stock on June 26, 2002. We paid the investor an incentive payment of $9.2 million and issued the investor an aggregate of 5,939,140 shares of Class A Common Stock. Of the total incentive payment of $9.2 million, we allocated $7.3 million for the induced conversion of the convertible notes and $1.9 million was allocated to the induced conversion of the Preferred Stock. In addition, three members of senior management converted their Preferred Stock into an aggregate of 562,500 shares of Class A Common Stock.
•	Income tax benefit decreased by $2.2 million to $1.1 million for the year ended December 31, 2002 from $3.3 million for the year ended December 31, 2001. In 2002, we recorded a $1.7 million valuation allowance on certain deferred tax assets that are not anticipated to be realized in future periods.

   These are offset by:

•	Equity in loss of affiliates decreased $2.8 million to $2.4 million in the twelve months ended December 31, 2002 from $5.2 million in the same period in 2001. These losses consist of our proportionate share of the losses incurred through our non-controlling equity investments in various hotels. During 2001 and 2002, these losses were incurred by the hotels due to the weakness in the U.S. economy and significant declines in occupancy. Future adverse changes in the hospitality and lodging industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments. During 2001, we reduced to zero the carrying value of our remaining 10% non-controlling equity interest in Interconn Ponte Verde Company, L.L.C. after recording our proportionate share of the losses incurred by that entity. This contributed to the decrease in losses from

2001 to 2002. This was partially offset by an increase in losses recognized for our proportionate share of our 50% investment in the joint ventures with FelCor during 2002.

Earnings (loss) before interest, taxes, depreciation and amortization

Earnings (loss) before interest, taxes, depreciation and amortization or EBITDA, decreased $14.8 million to $(8.1) million for the year ended December 31, 2002, from $6.7 million for the year ended December 31, 2001. Major components of this decrease were:

•	Hotel Management segment’s EBITDA increased by $9.4 million to $19.2 million for the year ended December 31, 2002, from $9.8 million for the year ended December 31, 2001. This increase is due to the increase in operations as a result of our merger with Interstate Hotels on July 31, 2002.
•	Corporate Housing segment’s EBITDA was a loss of $0.5 million in the year ended December 31, 2002. Corporate housing operations are included in the results of operations beginning on August 1, 2002 after the merger between Interstate and MeriStar on July 31, 2002.
•	The remaining EBITDA decreased by $23.8 due to the merger, restructuring costs, tender offer costs, and asset impairments and write-offs described above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

Total revenues decreased $215.2 million to $318.8 million for the year ended December 31, 2001 compared to $534.0 million for the same period in 2000. Major components of this decrease were:

•	Lodging revenues consist of rooms, food and beverage and other departmental revenues from the Pittsburgh Airport Residence Inn by Marriott, and one leased hotel. Lodging revenues decreased by $199.1 million from $203.5 million in 2000 to $4.4 million in 2001. During the fourth quarter of 2001, we finalized the conversion of the Equity Inns hotel lease contracts for management agreements. As a result of the Equity Inns lease conversion, effective January 1, 2001, the operating revenues of these hotels were no longer reflected in our financial statements. Instead, we recorded revenues from management fees only. During 2000, we recorded lodging revenues of $198.2 million related to these previously leased hotels.

•	Management fees decreased by $5.0 million from $29.5 million in 2000 to $24.5 million in 2001. During 2001, we earned lower base and incentive management fee revenue on our hotels in the luxury and upscale hotel segment. Net management fees earned from hotels in this segment decreased by $7.3 million during 2001 as compared to 2000. Pursuant to the Wyndham Redemption in the fourth quarter of 2000, our management agreements for seven Wyndham-owned hotels were terminated. During 2000, we earned management fee revenue of $2.1 million from these hotels. In addition, lower incentive management fee revenue was earned from hotels in this segment due to the weakness in the U.S. economy during 2001 and significant declines in occupancy following the September 11th terrorist attacks.

During 2001, net management fees earned from hotels in our mid-scale, upper economy and budget hotels increased by $2.3 million during 2001 as compared to 2000. This increase was primarily due to additional management fee revenue of $1.9 million during 2001 earned from previously leased hotels as a result of the Equity Inns lease conversion, as discussed above.

•	Other revenues increased by $1.9 million, from $13.2 million in 2000 to $15.1 million 2001. This increase was partially due to incremental accounting fee revenue of $0.7 million during 2001 earned from previously leased hotels as a result of the Equity Inns lease conversion, as discussed above. In addition, income earned on national purchasing contracts increased by $1.4 million during 2001 as compared to 2000.

•	We employ the staff at our managed properties. Pursuant to our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. EITF No. 01-14 “Income Statement Characteristics of Reimbursements for Out-of-pocket Expenses” establishes standards for accounting for reimbursable expenses in the income statement. Under this pronouncement, the reimbursement of Other costs is recorded as revenue with a corresponding expense recorded as “other expenses from managed properties” on the statement of operations. Reimbursable costs decreased by $13.1 million to $274.8 million for the year ended December 31, 2001, from $287.9 million for the year ended December 31, 2000. This is due to the decrease in the number of managed hotels and resulting decrease in number of employees.

Operating expenses by department

Total operating expenses by department decreased $113.4 million, to $2.6 million for the twelve months ended December 31, 2001 compared to $116.0 million for the twelve months ended December 31, 2000. As a result of the Equity Inns conversion, effective January 1, 2001, the operating expenses of the previously leased hotels were no longer reflected in our financial statements. Instead, we recorded revenues from management fees only. During 2000, we recorded lodging expenses of $113.0 million related to these previously leased hotels. Another factor affecting the decrease was the decrease in lodging expenses. Lodging expenses consist of rooms, food and beverage, property costs and other departmental expenses from the Pittsburgh Airport Residence Inn by Marriott and one leased hotel.

Undistributed operating expenses

Undistributed operating expenses for 2001 include the following items:

•	administrative and general;
•	lease expense;
•	depreciation and amortization;
•	joint venture start-up costs
•	asset impairment and write-offs

Total undistributed operating expenses decreased $111.9 million to $45.0 million for the twelve months ended December 31, 2001 compared to $156.9 for the twelve months ended December 31, 2000. Factors primarily affecting the decrease were:

•	General and administrative expenses are associated with the management of hotels and consist primarily of centralized management expenses such as payroll and related benefits, operations management, sales and marketing, finance and other hotel support services, as well as general corporate expenses. General and administrative expenses decreased by $6.5 million, from $37.6 million in 2000 to $31.1 million in 2001. During 2001, we incurred lower general and administrative expenses relating to business travel and relocation. Specifically, during the fourth quarter of 2001, we finalized the Equity Inns hotel lease conversion. Based on the final settlement with Equity Inns, we reversed approximately $1.0 million of estimated accrued liabilities related to the conversion that were established and recorded as a general and administrative expense in the fourth quarter of 2000. The reversal of the accrued liabilities was recorded as a reduction of general and administrative expense in 2001. We incurred $3.1 million of legal expenses during 2001 related to on-going lawsuits as compared to $1.4 million during 2000. This increase was primarily associated with the legal fees and expenses related to the Columbus Hotels Properties, LLC and Chisholm Properties South Beach, Inc. legal matters.

During 2000, we incurred $0.7 million of expenses for reserves for doubtful accounts related to notes receivable. We incurred no such expenses during 2001. In addition, we incurred expenses during 2000 for a $1.5 million deficiency between the amount of premiums received as compared to actual and estimated claims incurred under our self-insured health and welfare plan. We incurred no such deficiency during 2001. General and administrative expenses as a percentage of revenues increased to 9.8% during 2001 compared to 7.0% during 2000. This increase was due to the decrease in total revenues resulting from the Equity Inns lease conversion.

Payroll and related benefits decreased by $3.0 million, from $22.7 million in 2000 to $19.7 million in 2001. During 2001, we incurred lower expenses related to bonuses for executives and key employees. These expenses decreased by $2.4 million during 2001. In addition, overall salaries and wages decreased by $0.4 million during 2001 due to temporary pay reductions following the September 11th terrorist attacks and a wage freeze until 2002. Payroll and related benefits as a percentage of revenues increased to 6.2% during 2001 compared to 4.3% during 2000. This increase was due to the decrease in total revenues resulting from the Equity Inns conversion.

•	Lease expense represents base rent and participating rent that is based on a percentage of rooms and food and beverage revenues from leased hotels. Lease expense decreased by $88.1 million, from $88.6 million in 2000 to $0.5 million in 2001. As a result of the Equity Inns lease conversion effective January 1, 2001, we no longer incur lease expense related to the previously leased hotels.

•	Depreciation and amortization decreased by $5.7 million, from $16.1 million in 2000 to $10.4 million in 2001. This decrease was partially due to the Equity Inns lease conversion that resulted in a non-cash impairment loss of $12.6 million in 2000 related to the carrying value of our long-term intangible assets. This loss reduced our investment in lease contracts and resulted in decreased amortization of $1.2 million in 2001. In addition, as a result of the Wyndham Redemption in the fourth quarter of 2000, we recorded a $14.1 million reduction of the carrying value of long-term intangible assets related to our investment in management agreements and resulted in decreased amortization of $5.2 million in 2001.

•	Joint Venture start-up costs of $2.1 million in 2000 relating to our joint venture with Lehman Brothers, net of a $0.8 million reimbursement from the joint venture, include the legal, investment banking and other costs we incurred in connection with the start-up of the joint venture.

•	The impairment loss of $12.6 million in 2000 represents a non-cash impairment charge on the non-monetary exchange of our hotel lease contracts for management agreements. As discussed above, the lease contracts for 75 hotels previously leased from Equity Inns were terminated and we entered into management agreements for 54 of the hotels formerly leased to us effective January 1, 2001.

The impairment loss of $3.0 million in 2001 represents a non-cash impairment loss related to our 20% non-controlling equity interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. We recorded the impairment loss in the third quarter of 2001 as a result of a permanent impairment of the future profitability of this hotel. Since its acquisition in the fourth quarter of 2000, the hotel had experienced lower than expected operating cash flows, primarily due to decreased occupancy rates and average daily room rates that affected this hotel and the Orlando lodging market in general. In addition, the weakness in the U.S. economy during 2001 coupled with the severe downturn in the Florida lodging market after the September 11th terrorist attacks had resulted in significant financial difficulties for the hotel. As a result, the hotel was unable to satisfy debt service obligations, which resulted in mortgage defaults. Consequently, on February 21, 2002, the ownership and financing for the hotel were restructured in order to address the financial difficulties of the hotel. As part of this restructuring, our 20% non-controlling equity interest was redeemed in exchange for mutual releases with respect to the obligations of the hotel. In addition, the hotel owner and we amended the management agreement for the hotel, pursuant to which, among other things, we waived our management fees for the period from July 1, 2001 through February 21, 2002 and agreed to reduce our management fee for periods following February 21, 2002.

As a result of the charges noted above, an operating loss of $3.6 million was incurred in 2001 as compared to an operating loss of $26.8 million in 2000.

Net loss available to common stockholders

Net loss available to common stockholders decreased $1.0 million to $8.0 million for the year ended December 31, 2001 from $9.0 million for the year ended December 31, 2000. The majority of the decrease relates to the decrease in revenue of $215.2 million and related expenses of $238.4 million due to the Equity Inns lease conversion as discussed above. This created a decrease in net operating loss of $23.2 million. This was partially offset by the following

•	Losses from equity investments in hotel real estate were $5.2 million in 2001, compared to $0.5 in 2000. In 2001, this consisted of our proportionate share of the losses incurred by four non-controlling equity investments in 11 hotels. These losses were incurred by the hotels due to the weakness in the U.S. economy during 2001 and significant declines in occupancy following the September 11th terrorist attacks.

•	Net interest income of $1.8 million was recorded in 2000 as compared to net interest expense of $1.7 million in 2001 primarily due to $1.8 million of incremental interest expense that we incurred related to the $25.0 million Subordinated Convertible Notes. Also during 2001, we incurred interest expense of $0.5 million on the long- term debt associated with the Wyndham Redemption and interest expense of $0.4 million on the long-term debt associated with the FelCor acquisition.

•	Minority Interest was $10.7 million in 2000 compared to a benefit of $0.2 in 2001. This reflects Wyndham’s 55% non-controlling interest through October 31, 2000 and adjusted to 1.6627% thereafter to reflect the reduction of Wyndham’s common interest resulting from the redemption of their non-voting ownership interest.

•	Income tax benefit decreased $2.6 million, from $5.9 million in 2000 to $3.3 million in 2001. Income tax benefit for 2000 was computed based on an effective tax rate of 40% after reduction of minority interest. Income tax benefit for 2001 was computed based on an effective tax rate of 38% after reduction of minority interest and adjusted for a full valuation allowance established on the anticipated capital loss that was generated through the impairment of the Renaissance Worldgate Hotel equity investment in hotel real estate.

Earnings (loss) before interest, taxes, depreciation and amortization

Earnings (loss) before interest, taxes, depreciation and amortization or EBITDA increased $17.4 million to $6.7 million for the year ended December 31, 2001 from a loss of $10.7 million for the year ended December 31, 2000. The primary causes of this increase were:

•	Hotel Management segment’s EBITDA increased by $5.9 million to $9.8 million for the twelve months ended December 31, 2001, from $3.9 million for the twelve months ended December 31, 2000. The majority of the increase is due to the Equity Inns conversion as discussed above, resulting in increased management fee revenue from previously leased hotels, and decreased general and administrative expenses.

•	The remaining EBITDA increased by $11.6 million, from $(14.6) million in 2000 to $(3.0) million in 2001. This was due to the asset impairments and write-offs described above, and the joint venture start-up costs incurred in 2000.

Liquidity and Capital Resources

Liquidity

Working Capital — We had $7.1 million of cash and cash equivalent assets at December 31, 2002 compared to $39.0 million at December 31, 2001, and working capital (current assets less current liabilities) of $(13.1) million at December 31, 2002 compared to $34.4 million at December 31, 2001. This decrease in working capital of $47.5 million resulted primarily from the accounts payable and accrued liabilities assumed as a result of the merger and the decrease in cash as a result of the payment of the $9.2 million conversion incentive to our principal investor group, the repayment of the Wyndham redemption notes, and the payment of the limited recourse mortgage note. This is partially offset by the accounts receivable purchased as a result of the merger.

Operating Activities — Net cash used in operating activities was $17.5 million during the year ended December 31, 2002 compared to $1.4 million during the year ended December 31, 2001. The increase of $16.1 million resulted primarily from changes in the accounts payable and accrued liabilities balances, and a $7.3 million payment to induce conversion of our convertible notes by our principal investor group, partially offset by an increase in operating income (adjusted for non-cash items).

If the continued weakness in the economy continues to negatively impact the financial results of our managed hotels and corporate housing operations, our management fee and corporate housing revenues could decrease, and we may incur additional losses from our minority investments. These events could negatively impact our cash flows from operations and net income.

Investing Activities — Our net cash used in investing activities was $5.0 million during the year ended December 31, 2002 compared to net cash used in investing activities of $1.1 million during the year ended December 31, 2001. During 2002, we paid merger-related acquisition costs of approximately $3.5 million.

On February 21, 2002, we participated in restructuring of the ownership and financing for the Renaissance Worldgate Hotel in Kissimmee, Florida in order to address the hotel’s financial difficulties. As part of this restructuring, the following occurred:

•	The majority owners of the hotel redeemed our 20% non-controlling equity interest in exchange for mutual releases with respect to the obligations of the hotel, and we received a payment of $0.9 million towards the accounts receivable owed to us by the hotel.
•	The hotel owner also issued a promissory note of $0.3 million to us for the remaining accounts receivable we were owed. This note bears interest at the rate of nine percent per annum and is payable in equal quarterly installments beginning January 1, 2003. The hotel owner did not pay the first installment when due on January 1, 2003.
•	We and the hotel owner amended the management agreement for the hotel. We waived our management fees for the period from July 1, 2001 through February 21, 2002 and agreed to reduce our base management fee for periods following February 21, 2002.

The majority owners and the principal lender for the hotel are affiliated with CGLH Partners I L.P. and CGLH Partners II L.P., which are entities affiliated with Lehman Brothers Holdings, Inc. and members of our principal investor group. They have five designees on our board of directors.

We believe our accounts and notes receivable, net of any allowances for estimated uncollectible accounts, represent accounts we ultimately expect to realize or collect. We will continue to evaluate the collectibility of the accounts receivable on a quarterly basis.

We periodically make equity investments in entities that own hotel properties we manage. We evaluate these investment opportunities based on financial and strategic factors such as the estimated potential value of the underlying hotel properties and the management fee revenues we can obtain from the investment. We are in discussions to establish a new joint venture to acquire hotel properties that we would then manage. The amount and timing of our investment, if any, in such an entity has not yet been determined.

Financing Activities — Our net cash used in financing activities was $9.6 million during the year ended December 31, 2002 compared to $9.8 million during the year ended December 31, 2001. This use of cash was due primarily to the following:

•	$1.9 million payment to induce conversion of our Series B preferred stock by our principal investor group.
•	$4.5 million of repayments of long-term debt to Wyndham.
•	$1.4 million of repayments on a limited recourse mortgage note.

We are required to distribute 1.6627% of cash flows from the operations of Interstate Hotels, LLC, one of our operating subsidiaries, to Wyndham based on Wyndham’s common interest in that entity The net distribution payable to Wyndham through December 31, 2002 was approximately $0.3 million.

Senior Credit Agreement — Effective July 31, 2002 in connection with the closing with the MeriStar-Interstate merger, we entered into a $113.0 million senior credit agreement with a group of banks. The senior credit agreement consists of a $65.0 million term loan due on July 31, 2005 and a $48.0 million revolving credit facility due on July 31, 2005 (with a one-year renewal at our option). The interest rate on the senior credit agreement is LIBOR plus 3.00% to 4.50%, depending upon our meeting certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2002, borrowings under the senior credit agreement bore interest at a rate of 5.4% per annum. We incurred $2.0 million of interest expense on the senior credit agreement in 2002. As of March 20, 2003, the total availability under our senior credit agreement was $22.0 million.

MHOP Term Loan — In January 2003, we completed a discounted repayment of the term loan extended by the subsidiary operating partnership of MeriStar Hospitality for $42.1 million, realizing a gain of $13.6 million. We financed the repayment with proceeds from a $40.0 million subordinated term loan that matures in January 2007 and carries a coupon rate of LIBOR plus 8.5%. We funded the remainder of the repayment out of available cash.

Liquidity — In 2002, we incurred approximately $22.0 million of merger and restructuring costs. Approximately $8.3 million of the restructuring costs remain to be paid as of December 31, 2002. Also, in 2003 we expect to incur additional merger-related costs (primarily related to relocation of employees and other business integration costs) in 2003. We estimate the total cash outlay for restructuring and merger-related costs in 2003 to be approximately $6.0-8.0 million.

As part of our management agreement services to a hotel owner, we generally obtain casualty insurance coverages for the hotel. In December 2002, one of the carriers we used to obtain casualty insurance coverages was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current coverages to a new carrier. We are working with the prior carrier to facilitate a timely and efficient close-out of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. Although we are indemnified under our management agreements for such amounts, we would be responsible contractually for claims in historical periods when we leased (in addition to managed) certain hotels. Based on the information currently available, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We believe that cash generated by our operations, together with borrowing capacity under our senior credit agreement, will be sufficient to fund our requirements for working capital, capital expenditures and debt service. We expect to continue to seek acquisitions of hotel management businesses and management contracts, and joint venture opportunities where we can participate in the ownership of hotels we manage. We expect to finance future acquisitions through a combination of additional borrowings under our credit facility and the issuance of equity instruments (that is, common stock or operating partnership units). We believe these sources of capital will be sufficient to provide for our long-term capital needs.

Contractual Obligations and Maturities of Indebtedness

The following table summarizes our contractual obligations at December 31, 2002 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (amounts in thousands):

		MeriStar
	Senior Credit	Hospitality	Promissory	Non-Cancelable
	Facility	Term Loan	Note	Leases	Total

2003	$1,625	$—	$—	$24,115	$25,740
2004	1,625	—	—	10,406	12,031
2005	61,750	—	—	9,199	70,949
2006	9,000	—	—	8,032	17,032
2007	—	56,069	—	6,982	63,051
thereafter	—	—	4,170	17,419	21,589

Total	$74,000	$56,069	$4,170	$76,153	$210,392

Long-Term Debt: For principal repayment and debt service obligations with respect to our long-term debt, see note 5 to our condensed consolidated financial statements.

Lease Commitments: We lease apartments for our Corporate Housing division and office space for our corporate offices. The leases run through 2014.

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

Our senior secured credit facility matures July 31, 2005. At December 31, 2002, we had borrowings of $74.0 million outstanding on the facility. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus 400 basis points. The weighted average effective interest rate was 5.4% at December 31, 2002. We have determined that the fair value of the debt approximates its carrying value.

Our $56.1 million of long-term debt under the term loan by MeriStar Hospitality was due to mature on July 31, 2007. Interest on the debt was variable, based on the 30-day London Interbank Offered Rate plus 650 basis points. The weighted average effective interest rate was 7.9% at December 31, 2002. We repaid the term loan for $42.1 million in January 2003 and realized a gain of $13.6 million.

A 1.0% change in the 30-day London Interbank Offered Rate would have changed our interest expense by approximately $0.5 million for the year ended December 31, 2002.

In October 2002, we entered into a $30.0 million, two-year interest rate swap agreement with a financial institution in order to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day London Interbank Offered Rate at 2.50%. The fair value of the swap agreement was ($0.4) million at December 31, 2002.

Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 3.4% and 1.6% of our revenue for the years ended December 31, 2002 and December 31, 2001, respectively, from services performed in Canada, the United Kingdom, France, and Russia. Our foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2002. To date, since most of our foreign operations have been largely self-contained we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any significant foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

ITEM 8.     TOTAL FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this Annual Report of Form 10-K:

INTERSTATE HOTELS & RESORTS, INC.

All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Interstate Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Interstate Hotels & Resorts, Inc. and subsidiaries (formerly Interstate Hotels Corporation) as of December 31, 2002 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Washington, D.C.
February 11, 2003

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$7,054	$39,040
Restricted cash	1,366	1,348
Accounts receivable, net of allowance for doubtful accounts of $4,125 in 2002 and $227 in 2001	13,532	4,931
Insurance premiums receivable	5,638	4,149
Due from MeriStar Hospitality	10,500	—
Deferred income taxes	—	2,204
Prepaid expenses and other current assets	11,783	1,941

Total current assets	49,873	53,613
Marketable securities	2,413	2,548
Property and equipment, net	24,894	14,390
Officers and employees notes receivable	373	2,028
Investments in and advances to affiliates	25,199	12,938
Deferred income taxes	20,174	5,479
Goodwill	91,960	—
Intangible and other assets, net	65,795	17,673

Total assets	$280,681	$108,669

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,363	$17,602
Income taxes payable	1,000	—
Current portion of long-term debt	1,625	1,601

Total current liabilities	62,988	19,203
Deferred compensation	2,413	2,548
Long-term debt	132,614	39,380

Total liabilities	198,015	61,131
Minority interests	6,242	433
Mandatorily redeemable preferred stock	—	5,070
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 725,000 shares issued and outstanding and classified as mandatorily redeemable preferred stock at December 31, 2001	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,556,552 and 5,730,440 shares issued and outstanding at December 31, 2002 and 2001, respectively	205	57
Treasury stock	(46)	—
Paid-in capital	138,268	64,955
Accumulated other comprehensive loss	(249)	—
Accumulated deficit	(61,754)	(22,977)

Total stockholders’ equity	76,424	42,035

Total liabilities, minority interests and stockholders’ equity	$280,681	$108,669

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenue:
Lodging revenue	$2,908	$4,426	$203,472
Management fees	39,888	24,525	29,481
Corporate housing	46,818	—	—
Other revenue	17,313	15,074	13,159

	106,927	44,025	246,112
Other revenue from managed properties	494,243	274,801	287,941

Total revenue	601,170	318,826	534,053

Operating expenses by department:
Lodging expenses	2,139	2,647	116,019
Corporate housing	37,990	—	—
Undistributed operating expenses:
Administrative and general	48,166	31,123	37,598
Lease expense	—	482	88,594
Depreciation and amortization	14,058	10,394	16,091
Merger costs	9,363	—	—
Restructuring expenses	12,614	—	—
Tender offer costs	1,000	—	—
Joint Venture start-up costs	—	—	2,096
Asset impairment and write-offs	3,787	3,026	12,550

	129,117	47,672	272,948
Other expenses from managed properties	494,243	274,801	287,941

Total operating expenses	623,360	322,473	560,889

Net operating loss	(22,190)	(3,647)	(26,836)

Interest expense (income), net	5,595	1,635	(1,801)
Equity in loss of affiliates	2,409	5,169	522
Conversion incentive payment — convertible notes	7,307	—	—

Loss before minority interests and income taxes	(37,501)	(10,451)	(25,557)
Minority interest expense (benefit)	(197)	194	(10,719)
Income tax benefit	(1,133)	(3,295)	(5,935)

Net loss	(36,171)	(7,350)	(8,903)
Mandatorily redeemable preferred stock:
Dividends	307	634	127
Accretion	356	62	12
Conversion incentive payment — preferred stock	1,943	—	—

Net loss available to common stockholders	$(38,777)	$(8,046)	$(9,042)

Weighted average number of:
Basic and diluted shares of common stock outstanding	13,563	5,704	5,956

Net loss per basic and diluted common share	$(2.86)	$(1.41)	$(1.52)

Net loss	$(36,171)	$(7,350)	$(8,903)
Other comprehensive income, net of tax:
Foreign currency translation gain	170	—	—
Unrealized loss on investments	(419)	—	—

Comprehensive loss	$(36,420)	$(7,350)	$(8,903)

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated			Mandatorily
					Other			Redeemable
	Common	Treasury	Paid-in	Retained	Comprehensive	Unearned		Preferred
	Stock	Stock	Capital	Deficit	Loss	Compensation	Total	Stock

Balance at January 1, 2000	$64	—	$66,705	$(5,889)	—	$(874)	$60,006	—
Issuance of common stock	2	—	615	—	—	—	617	—
Common stock repurchased and retired	(2)	—	(595)	—	—	—	(597)	—
Issuance of mandatorily redeemable preferred stock	—	—	—	—	—	—	—	7,250
Unearned compensation related to the issuance of mandatorily redeemable preferred stock	—	—	—	—	—	—	—	(2,250)
Mandatorily redeemable preferred stock issuance costs	—	—	—	—	—	—	—	(429)
Mandatorily redeemable preferred stock accretion	—	—	—	—	—	—	—	12
Receivable from related party	—	—	—	—	—	—	—	(450)
Amortization of unearned compensation	—	—	—	—	—	874	874	125
Net loss available to common stockholders	—	—	—	(9,042)	—	—	(9,042)	—

Balance at December 31, 2000	64	—	66,725	(14,931)	—	—	51,858	4,258

Issuance of common stock	1	—	214	—	—	—	215	—
Options exercised	—	—	8	—	—	—	8	—
Common stock repurchased and retired	(8)	—	(1,992)	—	—	—	(2,000)	—
Mandatorily redeemable preferred stock accretion	—	—	—	—	—	—	—	62
Amortization of unearned compensation	—	—	—	—	—	—	—	750
Net loss available to common stockholders	—	—	—	(8,046)	—	—	(8,046)	—

Balance at December 31, 2001	57	—	64,955	(22,977)	—	—	42,035	5,070

Conversion of convertible securities	65	—	31,735	—	—	—	31,800	—
Options exercised	2	—	525	—	—	—	527	—
Effect of options accounted for using variable plan accounting	—	—	823	—	—	—	823	—
Shares issued in connection with the merger and conversion of Interstate shares	871	—	37,653	—	—	—	38,524	—
Reverse stock-split	(792)	—	792	—	—	—	—	—
Vesting of MeriStar stock options	—	—	953	—	—	—	953	—
Issuance of restricted stock	2	—	832	—	—	—	834	—
Treasury shares repurchased	—	(46)	—	—	—	—	(46)	—
Redemption of preferred stock	—	—	—	—	—	—	—	(5,070)
Net loss available to common stockholders	—	—	—	(38,777)	—	—	(38,777)	—
Other comprehensive loss	—	—	—	—	(249)	—	(249)	—

Balance at December 31, 2002	$205	$(46)	$138,268	$(61,754)	$(249)	$—	$76,424	$—

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(36,171)	$(7,350)	$(8,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,058	10,394	16,091
Equity in loss of affiliates	2,409	5,169	522
Loss on asset impairments and write-offs	3,787	3,026	12,550
Forgiveness of notes receivable	1,866	—	—
Write-off of deferred financing fees	2,465	—	—
Write-off of fixed assets	1,860
Minority interest	(197)	194	(10,719)
Deferred income taxes	(2,791)	(2,706)	(6,259)
Amortization of restricted common stock and mandatorily redeemable preferred stock	1,372	750	999
Other	2,539	948	1,115
Changes in assets and liabilities:
Accounts receivable, net	4,588	7,836	(164)
Prepaid expenses and other assets	68	(810)	109
Accounts payable	(10,739)	(6,819)	2,333
Accrued liabilities	(2,627)	(12,043)	2,406

Net cash provided by (used in) operating activities	(17,513)	(1,411)	10,080

Cash flows from investing activities:
Net investment in direct financing leases	—	466	649
Change in restricted cash	(18)	825	(472)
Purchase of property and equipment	(1,193)	(479)	(419)
Purchases of marketable securities	(2,080)	(3,084)	(2,435)
Purchases of intangible assets	(620)	(471)	(881)
Merger-related acquisition costs	(3,486)	—	—
Proceeds from sale of marketable securities	1,911	3,202	2,449
Cash acquired in merger transaction	1,766
Net cash invested for equity investments in hotel real estate	(1,360)	(10,636)	(9,301)
Change in officers and employees notes receivable, net	(301)	773	(755)
Change in advances to affiliates, net	248	8,517	(63)
Deposits and other	110	(179)	(150)

Net cash used in investing activities	(5,023)	(1,066)	(11,378)

Cash flows from financing activities:
Proceeds from long-term debt	25,000	4,170	32,560
Repayment of long-term debt	(32,811)	(8,352)	(79)
Proceeds from issuance of common stock	527	223	617
Proceeds from the issuance of mandatorily redeemable preferred stock	—	—	5,000
Mandatorily redeemable preferred stock issuance costs paid	—	—	(429)
Dividends paid on mandatorily redeemable preferred stock	(307)	(634)	—
Conversion incentive payment	(1,943)	—	—
Net contributions from (distributions to) minority interest	—	915	(4,592)
Accounts payable-related parties	—	(2,641)	—
Financing fees paid	(42)	(1,491)	(2,295)
Common stock repurchased and retired	(46)	(2,000)	(597)

Net cash provided by (used in) financing activities	(9,622)	(9,810)	30,185

Effect of exchange rate on cash	172	—	—
Net increase (decrease) in cash and cash equivalents	(31,986)	(12,287)	28,887
Cash and cash equivalents at beginning of year	39,040	51,327	22,440

Cash and cash equivalents at end of year	$7,054	$39,040	$51,327

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000
(Dollars in thousands, except per share amounts)

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

In accordance with generally accepted accounting principles, we treated the merger as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Interstate was considered the acquiring enterprise for financial reporting purposes. Interstate established a new accounting basis for MeriStar’s assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. We accounted for the merger for as a reverse acquisition with Interstate as the accounting acquirer and MeriStar as the surviving company for legal purposes.

The consolidated interim financial statements for the years ended December 31, 2002 and 2001 include the historical results of operations of Interstate, the accounting acquiror. After the MeriStar-Interstate merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Summary

The MeriStar-Interstate merger combined the two largest independent hotel management companies in the United States, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. We also own and operate one hotel. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services, and centralized accounting services.

As of December 31, 2002, we managed 393 properties with 83,053 rooms in 45 states, the District of Columbia, Canada, and Russia. We wholly own one of these properties. We have non-controlling equity interests in 25 of these hotels. In addition, at December 31, 2002, we had 3,054 apartments under lease in the United States, Canada, the United Kingdom and France.

Our subsidiary operating partnerships indirectly hold substantially all of our assets. We are the sole general partner of the partnerships. We, one of our directors and certain independent third parties are limited partners of the partnerships. The partnership agreements give the general partners full control over the business and affairs of the partnerships.

We manage all 108 properties owned by MeriStar Hospitality Corporation, a real estate investment trust. We also have an intercompany agreement with MeriStar Hospitality. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand). We also provide each other with certain services including administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and diligence and operational services.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — Our consolidated financial statements include our accounts and the accounts of all of our majority owned subsidiaries. As part of our consolidation process, we eliminate all significant intercompany balances and transactions. We use the equity method to account for investments in unconsolidated joint ventures and affiliated companies in which we hold a voting interest of 50% or less and we exercise significant influence. We use the cost method to account for investments in entities in which we do not have the ability to exercise significant influence.

Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts — We provide an allowance for doubtful accounts receivable when we determine it is more likely than not a specific account will not be collected. Although it is reasonably possible that our estimate for doubtful accounts could change in the near future, we are not aware of any events that would result in a change to our estimate that would be material to our financial position or results of operations. At December 31, 2002 and 2001 we had an allowance for doubtful accounts of $4,125 and $227 respectively.

Marketable Securities — We provide deferred compensation for certain executives and hotel general managers by depositing amounts into trusts for the benefit of the participating employees. Deposits into the trusts are expensed. Amounts in the trusts earn investment income, which serves to increase the corresponding deferred compensation obligation. Investments, which are recorded at market value, are directed by us or the participants, and consist principally of mutual funds. Unrealized gains and losses were not significant at December 31, 2002 and 2001.

Property and Equipment — We record our fixed assets at cost. We depreciate these assets using the straight-line method over lives ranging from three to seven years.

Employees Notes Receivable — We grant loans from time to time to employees. These loans are payable upon demand and generally do not bear interest until such demand is made. We may forgive certain in accordance with employment agreements, and such amounts are expensed ratably over the terms of such employment agreements.

Intangible Assets — Our intangible assets consist of goodwill, hotel management contracts, franchise fees, and deferred financing fees or costs incurred to obtain management contracts. Goodwill is the excess of the cost to acquire a business over the fair value of the net identifiable assets of that business. We amortize intangible assets with the exception of goodwill on a straight-line basis over the estimated useful lives of the underlying assets. These lives range from five to twenty-five years.

Impairment of Long-Lived Assets — Whenever events or changes in circumstances indicate that the carrying values of long-lived assets (including all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Any impairment losses are recorded as operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We review long-lived assets for impairment when one or more of the following events occurs:

•	Current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows.
•	A significant loss of management contracts without the realistic expectation of a replacement.
•	The unplanned departure of an executive officer or other key personnel that could adversely affect our ability to maintain our competitive position and manage future growth.
•	A significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our long-lived assets.
•	Events that could cause significant adverse changes and uncertainty in business and leisure travel patterns.

We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on projected amounts of future earnings before interest expense, income taxes, depreciation and amortization, or EBITDA. We use growth assumptions to project these estimated future EBITDA amounts over the expected life of the underlying asset. Our impairment analysis considers various factors, such as the current operating performance of the underlying assets, our future forecast for operations, funding requirements or obligations we may have to an affiliate, and the estimated fair value of our investment based on liquidation preferences and priorities within an affiliate ownership structure.

Income Taxes — We account for income taxes using Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. We have an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.

Foreign Currency Translation — We maintain the results of operations for our foreign locations in the local currency and translate these results using the average exchange rates during the period. We translate the assets and liabilities to U.S. dollars using the exchange rate in effect at the balance sheet date. We reflect the resulting translation adjustments in stockholders’ equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income (loss).

Stock-Based Compensation — We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“FASB”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, when we initially issue options, we account for them under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We account for our repriced options under variable plan accounting in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Including Stock Compensation.” We have elected to continue to follow the provisions of APB No. 25, “Accounting for Stock Issued to Employees” in accounting for the equity incentive plans.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if we had accounted for our employee stock options using the fair value method. The weighted average fair value of the options granted was $2.30, $0.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $1.88 during 2002, 2001, and 2000, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk-free interest rate	3.83%	6.0%	5.4%
Dividend rate	—	—	—
Volatility factor	0.74	0.60	0.60
Weighted average expected life	3.16 years	7.7 years	8.5 years

Had compensation cost for stock options been determined based on the fair value at the grant date for awards under out plans, our net loss and per share amounts would have been reduced to the pro forma amounts indicated as follows:

	Year Ended December 31,
	2002	2001	2000

Net loss, as reported	$(38,777)	$(7,350)	$(8,903)
Add: Stock-based employee compensation expense included in reported net income	1,038	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,913)	—	—

Net loss, pro forma	$(39,652)	$(7,350)	$(8,903)

Earnings per share:
Basic, as reported	$(2.86)	$(1.41)	$(1.52)
Basic, pro forma	$(2.92)	$(1.41)	$(1.52)

Diluted, as reported	$(2.86)	$(1.41)	$(1.52)
Diluted, pro forma	$(2.92)	$(1.41)	$(1.52)

Based on the fair value of the options at the grant dates according to SFAS No. 123, our net loss would not have changed for compensation cost related to the stock options for the years ended December 31, 2001 or 2000.

The effects of applying Statement of Financial Accounting Standards No. 123 for disclosing compensation costs may not be representative of the effects on reported net loss and loss per share for future years.

Revenue Recognition — We earn revenue from our owned hotel, management contracts and related sources, and corporate housing operations. In 2001 and 2000, we also earned revenue from certain leased hotels. We recognize revenue from our owned and leased hotels from rooms, food and beverage, and other operating departments as earned at the close of each business day. Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties, and fees for other related services we provide. We recognize base fees and fees for other services as revenue when earned in accordance with the individual management contracts. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, we accrue incentive fees in the period when we are certain they are earned. For contracts with annual incentive fee measurements, we typically will record any incentive fees in the last month of the annual contract period.

Through the second quarter of 2002, we had recorded incentive management fees in accordance with Method No. 2 of Emerging Issues Task Force or EITF Topic No. D-96, “Accounting for Management Fees Based on a Formula” in which incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement. The application of Method No. 2 resulted in the accrual of incentive management fees during interim reporting periods throughout the annual measurement period. The accrual would be reduced or eliminated in subsequent interim reporting periods if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the profitability of the hotel missed performance thresholds later in the annual measurement period. This is an acceptable method of accounting for incentive management fees because the termination provisions specified in the management contracts provide for payment of prorated incentive management fees if the contract were to be terminated at any point within the year.

In the third quarter of 2002, with an effective date of January 1, 2002, we began recording the incentive management fees in the period that it is certain the incentive management fees are earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. This newly adopted accounting principle is preferable in the circumstances because the new method eliminates the potential that incentive management fee revenue will be recognized in one interim reporting period and reduced or eliminated in a future interim reporting period. This methodology is designated as Method No. 1 in EITF Topic No. D-96. Method No. 1 is the Securities and Exchange Commission Staff’s preferred method of accounting for incentive management fees.

This change in accounting method has no effect on the total annual management fees earned or amount of cash we are paid, but does affect the timing of recognizing the revenue from these fees during interim reporting periods.

Comprehensive Loss — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires companies to display comprehensive income (loss) and its components in a financial statement to be included in a company’s financial statements or in the notes to financial statements. Comprehensive income (loss) represents a measure of all changes in equity of a company that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Our comprehensive loss includes net income (loss) and other comprehensive income (loss) from foreign currency items, derivative instruments, translation adjustments, and unrealized gains (losses) from our investments.

Derivative Instruments and Hedging Activities — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 137 and No. 138 amended certain provisions of FAS No. 133. We adopted these accounting pronouncements effective January 1, 2001.

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

Our interest rate swap agreements have been designated as hedges against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements are reflected at fair value in our consolidated balance sheet as of December 31, 2002 and the related unrealized gains or losses on these contracts are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). As of December 31, 2002, the fair value of our derivative instruments represents a liability of $431.

Insurance Receivables and Reserves — We earn insurance revenues through reinsurance premiums, direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims, claims incurred but not reported and claims settlement expenses. Claims incurred but not reported are estimated based on historical experience and other various factors that are believed to be reasonable under the circumstances. Actual liabilities may differ from estimated amounts and any changes in estimated losses and settlements are reflected in current earnings. All accounts are classified with assets and liabilities of a similar nature in the consolidated balance sheets. Amounts restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

due to statutory requirements consist of cash and cash equivalents of $1,134 and $1,089 at December 31, 2002 and 2001, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets.

Earnings per Share — We present basic and diluted earnings per share, or EPS, on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

Use of Estimates — To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we must make estimates and assumptions. These estimates and assumptions affect the reported amounts on our balance sheet and income statement, and the disclosure of contingent assets and liabilities at the date of the financial statements. Our actual results could differ from those estimates.

Reclassifications — We have reclassified certain 2001 and 2000 amounts to be consistent with the 2002 presentation.

New Accounting Pronouncements

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

Effective January 1, 2002, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred.” This issue establishes standards for accounting for reimbursements received for out-of-pocket expenses incurred and the characterization as revenue and expense in the statement of operations. In accordance with this issue, we have included in operating revenues and expenses the reimbursement of costs we incur on behalf of the third-party owners of our managed hotels. These costs relate primarily to payroll and benefit costs at managed hotels where we are the employer. We receive reimbursements for these costs based upon our costs with no added margin. Therefore, the adoption of this issue did not impact our operating income, earnings per share, cash flows or financial position. We adopted this issue by retroactively applying it to all periods presented in our accompanying financial statements. The effect of adopting this issue was an increase in our operating revenues and expenses of $494,243, $274,801 and $287,941 for the years ended December 31, 2002, 2001 and 2000, respectively.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, Technical Corrections”. We adopted this statement during 2002. We do not expect the implementation of this statement to have a significant impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. If we enter into these transactions after that date, we will account for those transactions in accordance with the new statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34”, (“FIN 45”) was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, (“FIN 46”). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate the entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not anticipate that the adoption of FIN 46 will have a material impact on our financial position or results of operations.

3.     INVESTMENTS IN AND ADVANCES TO AFFILIATES

Our investments in and advances to joint ventures and affiliated companies consist of the following:

	December 31,	December 31,
	2002	2001

MIP Lessee, L.P.	$7,158	$—
CapStar San Diego HGI Associates	4,432	—
FCH/ IHC Hotels L.P. and FCH/ IHC Leasing, L.P.	4,000	7,983
CapStar Hallmark Company, L.L.C.	2,733	—
CNL IHC Partners, L.P.	2,141	2,201
Other	4,735	2,754

	$25,199	$12,938

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The combined summarized financial information of our significant unconsolidated joint ventures, MIP Lessee L.P., and FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P. is as follows:

	December 31,

	2002	2001

Balance sheet data:
Current assets	$99,626	$97,238
Non-current assets	332,732	341,578
Current liabilities	26,670	33,797
Non-current liabilities	248,036	239,894
Equity	157,652	165,125
Operating data:
Revenue	$125,525	$131,449
Net income (loss)	(8,703)	5,648

In 2001, we acquired a non-controlling 15% limited partnership interest in a limited partnership, CNL IHC Partners, L.P. CNL Hospitality Corp. owns the remaining 85% of the partnership. The partnership owns two mid-scale hotels. Our total acquisition cost of the partnership interest, including closing costs, was $2,201.

In 2001, we formed two limited partnerships (FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P.) with FelCor Lodging Trust. These partnerships purchased eight mid-scale hotels in 2001, and we manage those eight hotels. The partnership entities are owned 50% by FelCor and 50% by us. The operating results of the hotels in the FelCor partnerships were lower than what we had originally forecasted when we formed the partnership with FelCor. As a result, we have evaluated the carrying value of these assets. Our review as of December 31, 2002 indicated that the future projected cash flows from the partnerships’ hotels is not sufficient to allow us to recover our investment in these partnerships, and we believe the decline to be other than temporary.

Accordingly, in the fourth quarter of 2002, we recorded an impairment charge of $2,704 to reduce the investment to its estimated fair value. The amount is included in asset impairments and write-offs in the accompanying income statement.

Our review of our other investments in and advances to affiliates as of December 31, 2002 did not indicate that any other items were impaired. The future carrying value of our investments is, however, dependent upon operating results of our operating segments and/or the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of these long-lived assets.

We do not guarantee the debt or other obligations of any of these investees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     INTANGIBLE AND OTHER ASSETS

Intangible assets as of December 31, 2002 and 2001 consist of the following:

	2002	2001

Goodwill	$91,960	$—
Management contracts	84,163	25,938
Franchise fees	1,945	62
Deferred financing fees	2,882	3,787
Other	586	514

	181,536	30,301
Less accumulated amortization	(23,781)	(12,628)

	$157,755	$17,673

We incurred aggregate amortization expense of $11,004, $9,880 and $14,924 on these assets for the years ended December 31, 2002, 2001 and 2000, respectively.

During 2002, we recorded the following significant transactions that affected intangible and other assets.

•	As part of the purchase accounting for the MeriStar-Interstate merger, we recorded additions to intangible assets of $91,960 of goodwill and $58,199 of management contracts

•	As a result of the MeriStar and Interstate merger and the termination of Interstate’s previous revolving credit facility, we wrote-off $2,465 of deferred financing fees. This amount is included as part of merger costs on our consolidated statement of operations.

•	In connection with the closing of the merger and the execution of the new senior credit agreement, we incurred $1,513 of deferred financing fees.

•	We wrote off $1,087 of intangible management contract assets following the termination of our management contracts on certain hotel properties. This amount is included as part of asset impairments and write offs on our consolidated statement of operations.

During 2001, we recorded an impairment charge of $3,026. This charge represented a non-cash loss related to our 20% non-controlling equity interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The charge was the result of a permanent impairment of the future profitability of this hotel, based on the hotel’s past and projected future operating results.

On February 21, 2002, we participated in the restructuring of the ownership and financing for the Renaissance Worldgate Hotel in order to address the hotel’s financial difficulties. As part of this restructuring, the majority owners of the hotel redeemed our 20% non-controlling equity interest in exchange for mutual releases with respect to the obligations of the hotel, and we received a payment of $900 towards the accounts receivable owed to us by the hotel.

Our estimated amortization expense for the next five years is expected to be as follows:

Year ending December 31, 2003	$7,068
Year ending December 31, 2004	3,305
Year ending December 31, 2005	3,106
Year ending December 31, 2006	2,874
Year ending December 31, 2007	2,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of goodwill by reportable segment as of December 31, 2002 is as follows:

Hotel Management	$82,885
Corporate Housing	9,075

Total	$91,960

5.     LONG-TERM DEBT

Our long-term debt consists of the following:

	2002	2001

Senior credit agreement	$74,000	$—
Promissory note	4,170	4,170
MHOP term loan	56,069	—
8.75% subordinate convertible notes	—	25,000
Wyndham redemption notes	—	4,432
Limited recourse mortgage note	—	7,379

	134,239	40,981
Less current portion	(1,625)	(1,601)

	$132,614	$39,380

Senior credit agreement — Effective July 31, 2002 in connection with the closing of the MeriStar-Interstate merger, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement consists of a $65,000 term loan and a $48,000 revolving credit facility. The term loan is payable in quarterly installments of $406 beginning January 1, 2003, with the balance due on July 31, 2005. The revolving credit facility is due on July 31, 2005 (with a one-year renewal at our option). The interest rate on the senior credit agreement is LIBOR plus 3.00% to 4.50%, depending upon our meeting certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2002, borrowings under the senior credit agreement bore interest at a rate of 5.4% per annum. We incurred $1,966 of interest expense on the senior credit agreement in 2002.

Promissory note — In March 2001, we entered into a promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the years ended December 31, 2002 and 2001, we incurred $500 and $382, respectively, of interest expense on the promissory note.

MHOP term loan — In connection with the closing of the merger, effective July 31, 2002, we converted a $75,000 unsecured credit facility between MeriStar and MHOP to a $56,069 term loan due July 31, 2007. Immediately preceding the conversion, we repaid $3,000 on the credit facility. The term loan is subordinate to borrowings under our senior credit agreement. The MHOP term loan contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. The term loan does not permit any additional future borrowings, and does not require MHOP to provide any additional funding for borrowings by us. At December 31, 2002, the term loan bore interest at 7.9%. We incurred $1,957 of interest expense on the MHOP loan for the year ended December 31, 2002.

In January 2003, we completed a discounted repayment of the MHOP term loan for $42,100. We financed the repayment with proceeds from a $40,000 subordinate term loan that matures in January 2007 and carries a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

coupon rate of LIBOR plus 850 basis points. We funded the remainder of the repayment out of available cash.

8.75% subordinate convertible notes — On October 20, 2000, we issued 8.75% subordinated convertible notes for $25,000. These securities were issued to an investor group affiliated with Lehman Brothers Holdings Inc.

Initially, the convertible notes matured on October 20, 2007, and they were convertible into our Class A common stock at a rate of $4.00 per share. In connection with the merger, our principal investor group agreed to convert their Series B Preferred Stock and convertible notes into Class A common stock. On June 26, 2002, the investor group converted 75% of the principal amount of $25 million into 4,689,165 shares of Class A common stock. As an inducement for this conversion, we paid the principal investor group $9,250. Of this amount, $7,307 was allocated to the conversion of the convertible notes. We recorded this payment as a conversion incentive payment-convertible notes on our statement of operations.

Wyndham redemption notes — The Wyndham Redemption Notes balance of $4,432 at December 31, 2001 bore interest at a fixed rate of 9.75%. Initially, principal payments of $750 and $3,682 were due on July 1, 2002 and July 1, 2004, respectively. In conjunction with negotiating the MeriStar–Interstate merger agreement, we repaid $750 to Wyndham on May 2, 2002 and agreed to repay the $3,682 remaining outstanding principal amount prior to closing the merger. We repaid this amount on July 30, 2002. For the years ended December 31, 2002 and 2001, we incurred $235 and $503 of interest expense on the Wyndham notes, respectively.

Wyndham also holds a 1.6627% non–controlling economic interest in one of our operating subsidiaries. In conjunction with negotiating the merger, we also accelerated the timing of Wyndham’s right to require us to redeem this interest. Effective July 30, 2002, Wyndham has the right to require us to redeem this interest. The estimated value of this interest at December 31, 2002 is $433.

Limited recourse mortgage note — In February 2000, we entered into a limited-recourse mortgage note with a bank. The proceeds from the note, which originally was to mature February 2003, were $7,560. Monthly payments were due based on a 25-year amortization schedule for principal, with interest based on variable rate options using the prime rate or the LIBOR rate. The note was collateralized by the Pittsburgh Airport Residence Inn by Marriott, a hotel we acquired on November 1, 1999. In connection with the merger, we repaid the $6,575 remaining principal balance of the note on July 31, 2002. For the years ended December 31, 2002 and 2001, we incurred $184 and $505, respectively, of interest expense on the mortgage note.

Fair Value — Our outstanding long-term debt is based on LIBOR rates. We have determined that the fair value of our outstanding borrowings on our senior credit facility and promissory note approximate their carrying value at December 31, 2002. As indicated above, in January 2003, we completed the discounted repayment of the MHOP term loan for $42,100.

6.     EARNINGS PER SHARE

We calculated our basic earnings per common share by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. The details of basic and diluted earnings per common share were as follows:

	2002	2001	2000

Net loss available to common stockholders	$(38,777)	$(8,046)	$(9,042)
Weighted average number of common shares outstanding (in thousands)	13,563	5,704	5,956

Net loss per basic and diluted common share	$(2.86)	$(1.41)	$(1.52)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2002, in the merger transaction, the Interstate shareholders received 4.6 shares of common stock for each share of Interstate stock outstanding. MeriStar stockholders continued to hold their existing stock. On August 1, 2002, we effected a one-for-five reverse stock split of all outstanding shares of common stock. The weighted average number of common shares outstanding used in the table above is presented assuming the conversion of Interstate stock and the reverse stock split occurred on January 1, 2000.

7.     SEGMENT INFORMATION

We are organized into two operating divisions: hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinctive products and services. We evaluate the performance of each division based on EBITDA.

Prior to the MeriStar-Interstate merger on July 31, 2002, we operated in two reportable segments: (1) operations of luxury and upscale hotels and (2) operations of mid-scale, upper economy and budget hotels. Following the merger, we operate in the segments shown in the table below. For periods prior to the merger, we have combined our two previously reportable segments into the hotel management operating segment for presentation in the table shown below.

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Year ended December 31, 2002
Revenue	$554,352	$46,818	$—	$601,170
EBITDA	$19,158	$(526)	$(26,764)	$(8,132)
Total assets	$247,865	$16,197	$16,619	$280,681
Year Ended December 31, 2001
Revenues	$318,826	$—	$—	$318,826
EBITDA	$9,773	$—	$(3,026)	$6,747
Total assets	$97,199	$—	$11,470	$108,669
Year Ended December 31, 2000
Revenues	$534,053	$—	$—	$534,053
EBITDA	$3,901	$—	$(14,646)	$(10,745)
Total assets	$136,251	$—	$7,272	$143,523

The other items in the tables above represent operating segment activity and assets for the non-reportable segments. The non-operating segment activity includes merger costs, restructuring costs, tender offer costs, asset impairments and write-offs, and joint venture start-up costs. The non-operating segment assets include deferred tax assets and deferred financing costs.

Revenues from foreign operations were as follows:

	2002	2001	2000

Canada	$5,082	$1,584	$1,446
United Kingdom	$10,719	$—	$—
France	$354	$—	$—
Russia	$4,104	$3,656	$3,056

8.     MERGER

Allocation of Purchase Price

The merger between MeriStar and Interstate was completed on July 31, 2002. MeriStar issued 37,188,574 shares of its common stock with a value of $38,527. The value of the MeriStar shares issued was determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on the average market price of MeriStar’s common shares over the 2-day periods before and after the merger was announced. Additionally, MeriStar’s stock options with a fair value of $953 vested in connection with the merger.

We accounted for the merger as a purchase of MeriStar by Interstate. Accordingly, we have included the operating results of MeriStar in our condensed consolidated financial statements since July 31, 2002, the effective date of the merger. The following summarizes the merger:

Value of MeriStar common stock issued	$38,527
Value of MeriStar stock options	953
Transaction costs	3,663

Total cost of acquisition	43,143
Fair value of liabilities assumed	184,712
Fair value of assets acquired	(135,895)

Goodwill	$91,960

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current Assets	$34,686
Intangible Assets	59,712
Other Long-Term Assets	41,497

Fair value of assets acquired	$135,895

Current Liabilities	$(52,399)
Long term debt	(126,069)
Minority interest	(6,244)

Fair value of liabilities assumed	$(184,712)

Of the $59,712 of intangible assets acquired, $58,199 relates to management contracts, amortized over an 18 year weighted-average useful life.

The $91,960 of goodwill was assigned to the hotel management and corporate housing segments in the amounts of $82,885 and $9,075 respectively, none of which is expected to be deductible for tax purposes.

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

Pro Forma Information (Unaudited)

	2002	2001

Total Revenue	$1,089,801	$1,114,705
Net loss	$(9,662)	$(20,487)
Loss per basic and diluted share	$(0.48)	$(1.02)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above pro forma results include the following material, non-recurring items:

	2002	2001

Conversion incentive payments	$9,250	$—
Gain on lease conversion	$(7,229)	$—
Merger costs	$8,006	$4,239
Restructuring expenses	$13,296	$3,479
Tender offer costs	$1,000	$—
Asset impairment and write-offs	$3,787	$3,026
Charges to investments in and advances to affiliates, accounts and notes receivable, and other	$—	$16,098

Conversion incentive payments — On June 26, 2002, the investor group converted all but 10 shares of their Series B Preferred Stock and 75% of the principal amount of the convertible notes into 5,939,140 shares of Class A common stock. As inducement for the conversion of the Preferred Stock and convertible notes, we paid the principal investor group $9,250.

Gain on lease conversion — Until June 28, 2002, MeriStar had leased 47 hotels from Winston Hotels, and managed 39 of these hotels. On June 30, 2002, the leases were assigned to a subsidiary of Winston. As of September 30, 2002, we continue to manage 38 of these hotels under five-year contracts, terminable on the sale of an asset or for any reason after 12 months. In connection with the assignment of the leases, MeriStar received $15,850 of cash on June 30, 2002 and an additional $3,266 of cash as of July 31, 2002. Also, net assets of $2,116 were transferred to the subsidiary of Winston and MeriStar wrote down $9,771 of goodwill and intangibles, resulting in a gain of $7,229.

Merger costs — During 2001, MeriStar mailed a proxy to its shareholders seeking approval of a merger agreement with American Skiing Company, which the parties then mutually agreed to terminate. For the year ended December 31, 2001, $4,239 of expenses were incurred relating to the proposed merger.

On a pro forma basis, during 2002 we incurred $8,006 of costs related to the merger and integration costs between Interstate and MeriStar. These costs include professional fees, travel and other transition costs incurred by MeriStar. All merger costs incurred by Interstate are referred to as transaction costs and included in the purchase price of the acquisition.

Restructuring expenses — During 2001, MeriStar incurred $855 of restructuring costs related to the proposed merger between MeriStar and American Skiing. MeriStar also incurred $975 of restructuring costs related to closing several underperforming corporate housing markets.

During 2002, in connection with the merger, we incurred restructuring charges related to personnel changes primarily as a result of relocation and elimination of certain job functions that are no longer needed under the combined company. Restructuring costs also includes estimates for non-cancelable lease costs associated with certain offices we plan to close.

As a result of the restructuring, we recorded charges of $13,296 for the year ended December 31, 2002. At December 31, 2002, approximately $8,260 remains in the restructuring accrual.

Tender offer costs — Prior to the merger, on April 11, 2002, Shaner Hotel Group Limited Partnership commenced an unsolicited partial tender offer to purchase 2,465,322 shares of Interstate’s Class A Common Stock for $3.00 per share. The tender offer was subject to various conditions, including redemption of Interstate’s preferred stock purchase rights in accordance with Interstate’s Shareholder Rights Agreement, or Shaner being satisfied that those rights did not apply to the tender offer.

Prior to the commencement of the tender offer, Interstate received unsolicited proposals from Shaner to combine its operations with Shaner’s. These proposals also provided for Shaner’s purchase of a portion of shares of Interstate’s common stock. Interstate’s board of directors unanimously voted to reject the proposals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We incurred $1,000 of costs related to the tender offer and the unsolicited proposals during 2002. These costs are included in the accompanying consolidated statement of operations.

Asset impairments and write-offs — In 2001, we recorded a loss on impairment of equity investment in hotel real estate in the amount of $3,026. This loss related to our 20% non-controlling interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida.

In the fourth quarter of 2002, we recorded a $2,704 impairment charge to reduce the carrying value of our investment in FCH/IHC Hotels, L.P. and FCH/IHC Leasing, L.P. to its estimated fair value. Also in the fourth quarter of 2002, we wrote off $1,083 of certain intangible management contract assets, due to the disposition of the related properties and the termination of our management contracts on these properties.

Charges to investments in and advances to affiliates, accounts and notes receivable, and other — During 2001, MeriStar recorded a charge in the amount of $16,098 to record an allowance for accounts and notes receivables and to write-off the remaining book values of impaired and abandoned assets.

Merger Costs

Merger costs included in our statement of operations for the year ended December 31, 2002 consist of the following:

Write-off of deferred financing fees	$2,465
Write-off of officer and employee notes receivable	1,866
Accelerated Vesting of preferred stock	1,000
Write-off of fixed assets	1,860
Integration costs	2,172

Total	$9,363

9.     RESTRUCTURING EXPENSES

During 2002, in connection with the MeriStar–Interstate merger, we incurred restructuring charges related to personnel changes primarily as a result of relocation and elimination of certain job functions that are no longer needed under the combined company. Restructuring costs also includes estimates for non-cancelable lease costs associated with certain offices we plan to close.

As a result of the restructuring, we recorded charges of $12,614 for the year ended December 31, 2002. A detail of the costs comprising the total charges is as follows:

Severance	$10,470
Non-cancelable lease cost	2,144

Total	$12,614

At December 31, 2002, approximately $8,260 remains in the restructuring accrual.

10.     RELATED-PARTY TRANSACTIONS

Transactions with MeriStar Hospitality — Under our intercompany agreement with MeriStar Hospitality, we each have, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, we have a right of first refusal to become the manager of any real property MeriStar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hospitality acquires. We also may provide each other with certain services. Those services may include administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We are compensated for these services in an amount that MeriStar Hospitality would be charged by a third party for comparable services. During the year ended December 31, 2002, we were paid a net amount of $454 for such services.

We incur day to day operating costs which are reimbursed by MeriStar Hospitality. The balance due from MeriStar Hospitality as of December 31, 2002 is $10,500, and includes management fees for each hotel, and reimbursements for insurance, employee benefits, sales and marketing expenses, and other miscellaneous operating expenses. These amounts are normally paid within 30 days.

Transactions with Directors/Officers — J. Taylor Crandall, one of our directors, holds an indirect general partnership interest in Oak Hill Capital Partners, L.P. and holds an indirect limited partnership interest in Oak Hill Capital Management Partners, L.P. Oak Hill holds a ninety percent equity interest in a joint venture with us that has acquired 10 full service hotels located throughout the United States. Mr. Crandall also serves as Vice President and Chief Operating Officer of Keystone, Inc., a stockholder of ours.

Mr. Paul W. Whetsell, our chairman and chief executive officer, is an executive officer, director and stockholder of MeriStar Hospitality. Mr. Steven D. Jorns, one of our directors, is a director and stockholder of MeriStar Hospitality. In fiscal 2002, we received an aggregate of $9,475 in management fees from MeriStar Hospitality.

On August 3, 1998, we entered into an employment agreement with Mr. Jorns, which agreement was amended by a letter agreement dated December 10, 1998, for a term of 5 years, expiring on August 3, 2003. After the initial term, Mr. Jorns’ agreement renews automatically on a year-to-year basis.

Our corporate housing division leases five housing units from one of our senior officers. We paid $35 to lease these units in 2002.

Transactions with Investors — In October 2000, we entered into a management agreement with an affiliate of our principal investor group to manage the Hilton Hotel Beaumont (Texas). The net management fees earned from this hotel amounted to $164, $173 and $36 for the years ended December 31, 2002, 2001 and 2000, respectively. Accounts receivable owed from this hotel was not significant at December 31, 2002 and 2001.

During 2001, we entered into management agreements to manage the Park Central Hotel in New York, NY and the Sheraton Capital Center Hotel in Raleigh, NC. The owners of these hotels engaged us to manage these properties pursuant to the rights of the principal lender of these hotels to select a third-party management company. The principal lender of these hotels is affiliated with our largest shareholder. The net management fees earned from these hotels amounted to $1,125 and $611 for the years ended December 31, 2002 and December 31, 2001, respectively. Accounts receivable owed from these hotels, which includes the reimbursement of costs, was $204 at December 31, 2001. Accounts receivable owed from this hotel was not significant at December 31, 2002. Effective March 1, 2003, we no longer manage the Sheraton Capital Center Hotel in Raleigh, NC.

One of the former owners of the Residence Inn by Marriott Houston Astrodome/ Medical Center is currently a member of our board of directors and an officer of an affiliate of our largest shareholder. This former owner is also an affiliate of the current managing partner of this property. Accounts receivable owed from this hotel was not significant at December 31, 2002 and 2001. The net management fees earned from these hotels amounted to $218 and $260 for the year ended December 31, 2002 and December 31, 2001, respectively

The majority owners and the principal lender for the Renaissance Worldgate Hotel have representation on our board of directors and are affiliated with our largest shareholder. The net management fees earned from these hotels amounted to $68 and $240 for the year ended December 31, 2002 and December 31, 2001, respectively, and accounts receivable owed from this hotel were $334 and $1,213 at December 31, 2002 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001, respectively. The amount owed at December 31, 2002 was paid subsequent to year-end. The hotel’s owner has also issued a promissory note of $282 for past accounts receivable we were owed. This note bears interest at the rate of nine percent per annum and is payable in equal quarterly installments beginning January 1, 2003. The hotel owner did not pay the first installment due on January 1, 2003.

The principal lender for the eight FelCor hotels, held by FCH/IHC Hotels, L.P. and FCH/IHC Leasing, L.P., is affiliated with our largest shareholder.

11.     STOCK BASED COMPENSATION

1999 Equity Incentive Plan — The 1999 Equity Incentive Plan provides for long-term incentives to be awarded to eligible employees through grants of restricted stock and grants of stock options to purchase shares of common stock. The options generally vest over a three-year period and expire after ten years. During 1999, the Company issued 331,917 restricted shares of Class A Common Stock to two executives under the 1999 Equity Incentive Plan. In connection with the transactions contemplated under the Securities Purchase Agreement, these restricted shares became fully vested during the fourth quarter of 2000. The Employee Stock Purchase Plan, which was terminated by the Company in 2001, was designed to be a non-compensatory plan, whereby eligible employees elected to withhold a maximum of 8% of their salary and use such amounts to purchase common stock.

In February 2001, the Board of Directors approved the repricing of all outstanding options to purchase shares of our Class A Common Stock. Under the terms of the repricing, each optionee was given the right to elect to keep their original stock options at the stated exercise price of $4.50, or to return 40% of their original stock options and retain the 60% remaining stock options with a new exercise price of $2.00. As a result of the repricing, an aggregate of 939,500 stock options granted on July 15, 1999, August 9, 1999, September 13, 1999 and September 28, 1999 were cancelled and replaced with 563,700 stock options at an exercise price of $2.00. Therefore, the original stock options previously accounted for under the provisions of APB No. 25 are now accounted for under variable plan accounting in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Any additional stock options granted during 2001 continued to be accounted for under the provisions of APB No. 25. For the year ended December 31, 2001, we did not incur a non-cash expense under variable plan accounting for the repricing as the closing market price for our common stock at December 31, 2001 was below the exercise price of $2.00. For the year ended December 31, 2002, we incurred a non-cash expense of $823 as the closing market price for our common stock at December 31, 2002 was above the exercise price of $2.00

Employee Equity Incentive Plan — We have an equity incentive plan that authorizes us to issue and award options for up to up 15 percent of the number of outstanding shares of our common stock. We may grant awards under the plan to directors, officers, or other key employees.

Director’s Plan — We also have an equity incentive plan for non-employee directors that authorizes us to issue and award options for up to 500,000 shares of common stock. These options vest in three annual installments beginning on the date of grant and on subsequent anniversaries, provided the eligible director continues to serve as a director on each such anniversary. Options granted under the plan are exercisable for ten years from the grant date.

Summary Information —

The Employee Equity Incentive Plan and the Director’s Plan were plans formed by MeriStar Hotels & Resorts, Inc. prior to the merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under each plan is as follows:

	1999 Equity		Employee Equity
	Incentive Plan		Incentive Plan		Directors’ Plan

		Average		Average		Average
	Number of	Option	Number of	Option	Number of	Option
	Shares	Price	Shares	Price	Shares	Price

Balance, January 1, 2000	1,598,960	$4.89	598,949	$16.80	17,000	$18.55
Granted	—	—	194,750	15.05	7,000	14.70
Exercised	—	—	(9,993)	11.85	—	—
Cancelled	(621,000)	4.89	(57,036)	17.10	(4,500)	18.05
Balance, December 31, 2000	977,960	4.89	726,670	16.25	19,500	17.30
Granted	546,204	2.18	366,850	3.55	6,000	10.00
Exercised	(3,680)	2.17	(400)	11.80	—	—
Cancelled	(918,344)	4.86	(102,556)	16.95	—	—
Balance, December 31, 2001	602,140	2.51	990,564	11.50	25,500	15.60
Granted	—	—	331,966	4.00	55,500	3.25
Exercised	(241,132)	2.17	—	—	—	—
Cancelled	(46,368)	2.98	(156,659)	15.09	—	—
Balance, December 31, 2002	314,640	2.66	1,165,871	8.92	81,000	7.13
Shares exercisable at December 31, 2002	314,640	2.66	845,871	10.79	28,500	14.27
Shares exercisable at December 31, 2001	2,441,218	3.55	417,535	2.31	67,506	3.50

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
exercise prices	Outstanding	Life	Price	Exercisable	Price

$2.17 to $2.80	329,100	7.03	$2.31	329,100	$2.31
$3.05 to $3.45	324,850	9.03	3.37	272,350	3.39
$3.75 to $3.99	321,500	9.79	3.99	1,500	3.75
$4.00 to $15.30	324,799	6.29	11.73	324,799	11.73
$15.70 to $23.70	261,262	5.36	18.65	261,262	$18.65

$2.17 to $23.70	1,561,511	7.58	$7.57	1,189,011	$8.72

We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, we apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,” in accounting for the equity incentive plans and no compensation cost has been recognized as all grants have been made at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     COMMITMENTS AND CONTINGENCIES

We lease apartments for our Corporate Housing division and office space for our corporate offices. Future minimum lease payments required under these operating leases as of December 31, 2002 were as follows:

2003	$24,115
2004	10,406
2005	9,199
2006	8,032
2007	6,982
Thereafter	17,419

Total	$76,153

In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

13.     SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended December 31, 2002 we have the following supplemental cash flow items:

Cash paid for interest and income taxes:
Interest	$6,572
Income taxes	$539
Operating assets and liabilities acquired in connection with the merger:
Cash and cash equivalents	$1,766
Accounts receivable, net	15,080
Due from MeriStar Hospitality	7,873
Prepaid expenses	7,593
Deposits and other	2,374
Fixed assets, net	14,841
Investment in and advances to affiliates	16,956
Intangible assets, net	59,712
Deferred tax assets	9,700

Total operating assets acquired	$135,895

Accounts payable & accrued expenses	$(52,399)
Long-term debt	(126,069)
Minority interests	(6,244)

Total liabilities acquired	$(184,712)

In 2001, we reclassified $450 of amounts due from a related party from accounts receivable to mandatorily redeemable preferred stock. We also reduced long-term management agreement intangible assets by $915 for the resolution of contingent assets related to the spin-off of our operations from Wyndham International, Inc. in 1999 and our redemption of Wyndham’s non-voting ownership interest in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     STOCKHOLDERS’ EQUITY AND MINORITY INTERESTS

Common Stock — Prior to the merger, we had Class A, Class B and Class C Common Stock. Each holder of the Common Stock was entitled to one vote for each share. No stockholders had cumulative voting rights or preemptive, subscription or redemption rights. In 2001, we purchased and cancelled 826,000 shares of Class A Common Stock through our stock repurchase program for an aggregate purchase price of $2,000.

The following table represents the number of shares of common stock authorized, issued and outstanding at December 31, 2001:

			Issued and
	Par	Authorized	Outstanding

Class A common stock	$.01	62,000,000	5,487,885
Class B common stock	$.01	1,500,000	242,555
Class C common stock	$.01	1,439,361	—

		64,939,361	5,730,440

We accounted for the MeriStar-Interstate merger on July 31, 2002 as a purchase of MeriStar by Interstate using the purchase method of accounting. The merger was accounted for as a reverse acquisition with Interstate as the accounting acquirer, and MeriStar as the surviving company for legal purposes. As a result, MeriStar’s stock is our common stock outstanding subsequent to the merger. In conjunction with the merger, we had the following transactions affecting common stock:

•	MeriStar issued 37,188,574 shares of its common stock.
•	The Preferred stock and the convertible notes were converted into MeriStar’s Class A common stock.
•	Upon completion of the merger we effected a one-for-five reverse split of our common stock.

In 2002, effective with the MeriStar-Interstate merger, the authorized common stock is 50,000,000 shares. As of December 31, 2002, 20,556,552 shares are issued and outstanding. Each holder of common stock is entitled to one vote per share on all matters submitted to a vote of stockholders.

Treasury Stock — In October 2002, we authorized the repurchase of up to 5.0 million shares. For the year ended December 31, 2002 we repurchased 11,800 shares at a total cost of $46.

Mandatorily Redeemable Preferred Stock — On October 20, 2000, we issued 725,000 shares (out of 850,000 authorized) Series B Convertible Preferred Stock, par value $.01 per share (the “Preferred Stock”). We issued 500,000 shares of the Preferred Stock to an investor group affiliated with Lehman Brothers Holding, Inc., and we issued 225,000 shares to three of our executives as deferred compensation.

The Preferred Stock accrued dividends payable in cash at 8.75% per annum and up to 25% payable in additional stock at our option. If dividends were not paid within a specified period of time additional dividends would accrue. The Preferred Stock also received dividends paid to holders of Class A Common Stock.

In addition, the Preferred Stock had certain rights regarding election of the Board of Directors, certain voting rights, and was convertible into 2.5 shares of Class A Common Stock. The Preferred Stock had a liquidation preference of $10.00 per share plus any accrued dividends and fair market value of the cash, securities and other property that the holder would have received had it converted its Preferred Stock plus accrued dividends. We had the obligation to redeem all outstanding shares of the Preferred Stock on October 20, 2007 for a redemption price of $10 per share.

Effective with the MeriStar-Interstate merger, the Preferred Stock was converted into Class A Common Stock. On June 26, 2002, the investor group converted all but 10 shares of their Preferred Stock into 1,249,975 shares of the Class A Common Stock. As inducement for the conversion of preferred and the conversion of the convertible notes into Class A Common Stock, we paid the principal investor group $9,250. Of this amount, $1,943 was allocated to the conversion of the Preferred Stock. We recorded this payment as a conversion incentive payment-preferred stock on our statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2002, the merger was completed, and we completed a one-for-five reverse split of our common stock. On August 2, 2002, the investor group converted the remaining 10 shares of its Preferred Stock and the remaining principal amount of the notes, along with its 5,939,140 shares of class A common stock in exchange for 6,900,000 shares of post-split common stock. The three executives converted the Preferred Stock into 562,500 shares of class A common stock. We recorded the accelerated vesting of the Preferred Stock as a merger cost of $1,000.

Operating Partnership Units — MeriStar H&R Operating Company, L.P., our subsidiary operating partnership, indirectly holds a substantial portion of all of our assets. We are the sole general partner of that partnership. We, one of our directors, and approximately 63 independent third-parties are limited partners of that partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. The agreement also gives us, as general partner, the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series. These interests may have such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.

The partnership agreement currently has two classes of limited partnership interests: Class A units and Preferred units. As of December 31, 2002, the ownership of the limited partnership units was as follows:

•	We and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock; and
•	Other limited partners own 363,883 Class A units and 78,431 Preferred units.

We did not make any distributions during 2002, 2001 or 2000 to the holders of the Class A units and Class B units. Holders of preferred units receive a 6.5% cumulative annual preferred return based on capital amount of $16.70 per unit; compounded quarterly to the extent not paid currently. All net income and capital proceeds received by the partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A units and Class B units in proportion to the number of units owned by each holder.

The holders of each Class A or Class B unit not held by us or one of our subsidiaries is redeemable for cash equal to the value of one share of our common stock or, at our option, one share of our common stock. Until April 1, 2004, the partnership may redeem the Preferred units for cash at a price of $3.34 per unit or (with the holders consent) for our common stock having equivalent aggregate value. After April 1, 2004, each holder of the Preferred units may require the partnership to redeem these units for cash at a price of $3.34 per unit or, at the holder’s option, shares of our common stock having equivalent aggregate value. If we or the holders of the Preferred units chose to redeem the Preferred units for our common stock instead of cash, and if our common stock was valued at that time at less than $16.70 per share, we would have to issue more shares of our common stock than the number of Preferred units being redeemed. For example, at December 31, 2002, our stock price was $4.80 per share. If the Preferred units were redeemed for common stock at that date, we would have issued 272,874 shares of our common stock, which would have represented approximately 0.3% of our then outstanding common stock, with respect to 78,431 Preferred units then outstanding.

15.     INSURANCE

We provide certain insurance coverage to our managed hotels under the terms of each individual management agreement. This insurance is generally arranged through third-party carriers. Northridge Insurance Company, our subsidiary, reinsures a portion of the coverage from these third-party primary insurers. The policies provide for layers of coverage with minimum deductibles and annual aggregate limits. The policies are for coverage relating to innkeepers’ losses (general/ comprehensive liability), wrongful employment practices, garagekeeper’s legal liability, replacement cost automobile losses, and real and personal property insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are liable for any deficiencies in the IHC Employee Health and Welfare Plan (and related Health Trust), which provides certain of our employees with group health insurance benefits. There was a deficiency of $2,673 and $3,973 in the related Health Trust as of December 31, 2002 and 2001, respectively, which was recorded as a liability in the accompanying consolidated balance sheets.

All accounts of Northridge are classified with assets and liabilities of a similar nature in the consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $1,134 and $1,089 at December 31, 2002 and 2001, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets. The consolidated statements of operations include the insurance income earned and related insurance expenses incurred. The insurance income earned is included in other fees in the consolidated statements of operations and is comprised of the following for the years ended December 31:

	2002	2001	2000

Reinsurance premiums written	$5,459	$5,332	$5,772
Direct premiums written	210	200	200
Reinsurance premiums ceded	(210)	(200)	(355)
Change in unearned premiums reserve	(164)	47	90
Loss sharing premiums	—	—	—
Insurance income	$5,295	$5,379	$5,707

16.     EMPLOYEE BENEFIT PLANS

In addition to the IHC Employee Health and Welfare Plan, we maintain two defined contribution savings plans for our employees. Eligibility for participation in the plans is based on an employee meeting certain minimum age and service requirements. Employer matching contributions are based on a percentage of employee contributions. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan in which they participate. We incurred expenses related to employees at our corporate offices of approximately $250, $213 and $227 and for the years ended December 31, 2002, 2001 and 2000, respectively.

We maintain three deferred compensation plans for certain executives and hotel general managers by depositing amounts into trusts for the benefit of the participating employees. Deposits into the trusts are expensed and amounted to $231, $735 and $743 and for the years ended December 31, 2002, 2001 and 2000, respectively. Amounts in the trusts earn investment income, which serves to increase the corresponding deferred compensation obligation. Investments, which are recorded at market value, are directed by us or the participants, and consist principally of mutual funds. Unrealized gains and losses were not significant at December 31, 2002, 2001 and 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     INCOME TAXES

Our effective income tax expense (benefit) rate for the years ended December 31, 2002, 2001, and 2000 differs from the federal statutory income tax rate as follows:

	2002	2001	2000

Statutory tax rate	(35.0)%	35.0%	35.0%
State and local taxes	(2.9)	1.0	3.0
Difference in rates on foreign subsidiaries	0.2	—	—
Business meals and entertainment	0.1	—	—
Compensation expense	1.4	—	—
Tax credits	(4.3)	—	—
Valuation allowance	26.5	(4.0)	—
Other	11.2	—	(15.0)

	(2.8)%	32.0%	23.0%

The components of income tax expense (benefit) are as follows:

	2002	2001	2000

Current:
Federal	$—	$(605)	$366
State	1,236	16	(42)
Foreign	1,000	—	—

	2,236	(589)	324

Deferred:
Federal	(2,948)	(2,681)	(5,477)
State	(421)	(25)	(782)

	(3,369)	(2,706)	(6,259)

	$(1,133)	$(3,295)	$(5,935)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) at December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Minority interest temporary difference	$1,934	$—
Net operating loss carryforward	28,683	812
Accrued expenses	4,925	1,511
Tax credits	1,727	—
Equity in investee earnings	1,029	1,963
Other	7	(41)

Total gross deferred tax assets	38,305	4,245
Less: valuation allowance	(10,767)	(395)

Net deferred tax assets	27,538	3,850

Deferred tax liabilities:
Allowance for doubtful accounts	(142)	—
Depreciation and amortization expense	(4,800)	3,833
Prepaid expense	(607)	—
Intangible assets basis differences	(1,403)	—
Other	(412)	—

Total gross deferred tax liabilities	(7,364)	3,833

Net deferred tax asset	$20,174	$7,683

In 2002, we recorded the following items related to our valuation allowance against deferred tax assets:

•	In conjunction with the MeriStar-Interstate merger, we recorded a $9,040 valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. This was an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance.

•	During 2002, we had potential federal income tax benefits of $1,727 from certain tax credits that generated deferred tax assets. For financial reporting purposes, we established a valuation allowance of $1,727 due to the uncertainty associated with realizing this deferred tax asset. Also, we have not recorded any deferred tax asset for tax credits generated by MeriStar prior to the MeriStar-Interstate merger, due to statutory usage limitations.

At December 31, 2002, we had net operating loss carryforwards available from pre-merger periods of $24,230, after considering statutory usage limitations. These net operating losses begin to expire in 2018. At December 31, 2002 we had a net operating loss carryforward available of $20,124 from 2002 operations that will not expire until 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain items included in our consolidated financial statements for each quarter of the years ended December 31, 2002 and 2001. For comparable purposes, all shares used in calculating earnings per share in periods prior to July 31, 2002 reflect the issuance of 4.6 shares of MeriStar stock and the 1:5 reverse stock split in connection with the MeriStar-Interstate merger.

	First	Second	Third	Fourth

2001:
Total revenues	$80,490	$82,718	$77,876	$77,742
Operating income (loss)	(594)	259	(3,830)	518
Net income (loss)	(312)	118	4,191	(11,347)
Net loss available to common stockholders	(486)	(56)	(4,365)	(3,139)
Basic and diluted earnings per common share	(.08)	(.01)	(.78)	(.60)

2002:
Total revenues	$72,788	$84,440	$196,595	$247,347
Operating income (loss)	1,033	(1,467)	(18,954)	(2,802)
Net loss	(115)	(10,233)	(19,377)	(6,446)
Net loss available to common stockholders	(289)	(12,664)	(22,428)	(3,396)
Basic and diluted earnings per common share	(.05)	(2.26)	(1.30)	(.17)

On August 14, 2002 and November 14, 2002, we filed our quarterly reports on Form 10-Q for the interim periods ended June 30, 2002 and September 30, 2002, respectively; the financial results in those quarterly reports presented the total of the conversion incentive payments as a charge to net loss available to common stockholders in our statement of operations. Subsequent to filing those quarterly reports on Form 10-Q, we have concluded that the presentation in this Form 10-K is the appropriate way in which to present this information pursuant to the guidance in EITF D-42 and SFAS No. 84. Accordingly, in this Form 10-K we have allocated the $9,250 total of conversion incentive payments as $7,307 to the convertible notes and $1,943 to the Preferred Stock. This new presentation changes the amount of the net loss for the second quarter of 2002 by $7,307, from $(2,926) to $(10,233). This new presentation has no effect on our operating loss, net loss available to common stockholders or EPS calculations for any quarter in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth under the caption “Election of Directors — Nominees for Election of Directors” and “— Executive Officers Who Are Not Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Election of Directors — Executive Compensation” in our 2003 Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption “Election of Directors — Beneficial Ownership of Common Stock” in our 2003 Proxy Statement and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption “Election of Directors — Certain Relationships and Related Transactions” in our 2003 Proxy Statement and incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, it was concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

None.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Index to Financial Statements and Financial Statement Schedules

           1.     Financial Statements

The Financial Statements included in this Annual Report on Form 10-K are provided under Item 8.

           2.     Reports on Form 8-K

Current report on Form 8-K dated and filed October 10, 2002 regarding the change in the certifying accountant of Interstate Hotels & Resorts, Inc.

Current report on Form 8-K/ A dated and filed October 11, 2002 regarding the interim, historical and pro forma financial statements in connection with the merger of Interstate Hotels Corporation and MeriStar Hotels & Resorts, Inc.

Current report on Form 8-K dated and filed November 4, 2002 regarding the press release announcing the third quarter earnings press release of Interstate Hotels & Resorts, Inc.

      (b) Financial Statement Schedules

N/A

      (c) Exhibits

Exhibit
No.

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).

4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4	Registration Rights Agreement, dated March 31, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
9.1	Board Composition Agreement, dated as of July 31, 2002, among the Company. and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 9.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.1	Amended and Restated Agreement of Limited Partnership of MeriStar H&R Operating Company, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.2	Senior Credit Agreement (“Senior Credit Agreement”), dated as of July 31, 2002, among the Registrant, MeriStar H&R Operating Company, L.P., Societe Generale, SG Cowen Securities Corporation, Salomon Smith Barney Inc., Lehman Brothers, Inc., Credit Lyonnais New York Branch and various other lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.2.1	First Amendment to the Senior Credit Agreement, dated as of August 15, 2002, among the Registrant, MeriStar H&R Operating Company, L.P., Societe Generale, SG Cowen Securities Corporation, Salomon Smith Barney Inc., Lehman Brothers, Inc., Credit Lyonnais New York Branch and various other lenders (incorporated by reference to Exhibit 10.18.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002).
10.2.2	Second Amendment to the Senior Credit Agreement dated January 10, 2003.
10.3	Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotel Lessee, Inc., the Company (formerly MeriStar Hotels & Resorts, Inc.) and MeriStar H&R Operating Company L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
10.3.1	Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000).
10.4	Revolving Credit Agreement (the “Revolving Credit Agreement”), dated as of August 3, 1998, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.4.1	Amendment to Revolving Credit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999).
10.4.2	Second Amendment to Revolving Credit Agreement (incorporated by reference to Exhibit 10.4.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).

10.4.3	Third Amendment to Revolving Credit Agreement, dated as of July 31, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.4.4	Fourth Amendment to Revolving Credit Agreement, dated as of August 15, 2002 (incorporated by reference to Exhibit 10.19.4 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002).
10.5	Term Note by MeriStar H&R Operating Company, L.P. to MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
10.6	Subordinated Unsecured Term Loan, dated as of January 10, 2003, made by Lehman Commercial Paper, Inc., as Administrative Agent, to MeriStar H&R Operating Company, L.P.
10.7	Agreement of Limited Partnership of MIP Lessee, L.P. (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
10.8	Amended and Restated Employee Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.9	The Non-Employee Directors’ Incentive Plan of the Company, formerly MeriStar Hotels & Resorts, Inc incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.9.1	Amendment to the Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.9.2	Amendments to the Registrant’s Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.10	The Employee Stock Purchase Plan of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.10.1	Amendments to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.11	Registration Rights Agreement, dated as of July 31, 2002, among the Registrant and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.12	Employment Agreement, dated as of November 1, 2001, between the Company (formerly MeriStar Hotels & Resorts, Inc.), MeriStar Management Company, LLC and Paul W. Whetsell (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three and nine months ended September 30, 2000).
10.12.1	Amendment to Paul W. Whetsell’s Employment Agreement dated as of July 31, 2002.
10.12.2	Amendment to Paul W. Whetsell’s Employment Agreement dated as of December 13, 2002.
10.13	Employment Agreement, dated as of August 3, 1998, between the Company (formerly MeriStar Hotels & Resorts, Inc.) and Steven D. Jorns (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.13.1	Amendment to Steven D. Jorns Employment Agreement dated as of December 10, 1998.
10.14	Employment Agreement, dated as of November 1, 2002, between Interstate Hotels & Resorts, Inc., MeriStar Management Company, LLC and John Emery.

10.15	Employment Agreement, dated as of August 3, 1998, 1998, between the Company (formerly MeriStar Hotels & Resorts, Inc.), MeriStar H&R Operating Company, LLC and James A. Calder (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
10.16	Employment Agreement, dated as of November 1, 2001, between the Company (formerly MeriStar Hotels & Resorts, Inc.), MeriStar Management Company, LLC and Robert Morse (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
10.17	Employment Agreement, dated as of July 16, 2000, between MeriStar Management Company, LLC and Thomas Vincent (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP.
24	Power of Attorney (see signature page).
99.1	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.
99.2	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Interstate Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

By:	/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer
and Chairman

Dated: March 27, 2003

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul W. Whetsell and Christopher L. Bennett, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL W. WHETSELL Paul W. Whetsell	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 27, 2003

/s/ STEVEN D. JORNS Steven D. Jorns	Vice Chairman of the Board	March 27, 2003

/s/ JOHN EMERY John Emery	President, Chief Operating Officer and Director	March 27, 2003

/s/ JAMES A. CALDER James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ LESLIE R. DOGGETT Leslie R. Doggett	Director	March 27, 2003

/s/ J. TAYLOR CRANDALL J. Taylor Crandall	Director	March 27, 2003

/s/ JOSEPH J. FLANNERY Joseph J. Flannery	Director	March 27, 2003

Raymond C. Mikulich	Director	March 27, 2003

/s/ JOHN J. RUSSELL, JR. John J. Russell, Jr.	Director	March 27, 2003

/s/ JAMES B. MCCURRY James B. McCurry	Director	March 27, 2003

/s/ SHERWOOD M. WEISER Sherwood M. Weiser	Director	March 27, 2003

/s/ THOMAS F. HEWITT Thomas F. Hewitt	Director	March 27, 2003

Mahmood J. Khimji	Director	March 27, 2003

/s/ KARIM J. ALIBHAI Karim J. Alibhai	Director	March 27, 2003

CERTIFICATIONS

I, Paul W. Whetsell, certify that:

1.	I have reviewed this annual report on Form 10-K of Interstate Hotels & Resorts, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer