Form 10-K/A
period 2002-12-31
INTERSTATE HOTELS & RESORTS INC
filed 2003-03-31
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

The Registrant is filing this Form 10-K/A in order to file the chief financial officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This certification was executed by the registrant’s chief financial officer on March 27, 2003, the date on which the registrant filed its Form 10-K, however, due to an administrative error during the final preparation for filing the Form 10-K, the certification was mistakenly omitted from the Form 10-K filing.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Interstate Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

By:	/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer
and Chairman

Dated: March 31, 2003

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

Signature	Title	Date

/s/ PAUL W. WHETSELL Paul W. Whetsell	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2003

/s/ STEVEN D. JORNS Steven D. Jorns	Vice Chairman of the Board	March 31, 2003

/s/ JOHN EMERY John Emery	President, Chief Operating Officer and Director	March 31, 2003

/s/ JAMES A. CALDER James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ LESLIE R. DOGGETT Leslie R. Doggett	Director	March 31, 2003

/s/ J. TAYLOR CRANDALL J. Taylor Crandall	Director	March 31, 2003

2

/s/ JOSEPH J. FLANNERY Joseph J. Flannery	Director	March 31, 2003

Raymond C. Mikulich	Director	March 31, 2003

/s/ JOHN J. RUSSELL, JR. John J. Russell, Jr.	Director	March 31, 2003

/s/ JAMES B. MCCURRY James B. McCurry	Director	March 31, 2003

/s/ SHERWOOD M. WEISER Sherwood M. Weiser	Director	March 31, 2003

/s/ THOMAS F. HEWITT Thomas F. Hewitt	Director	March 31, 2003

Mahmood J. Khimji	Director	March 31, 2003

/s/ KARIM J. ALIBHAI Karim J. Alibhai	Director	March 31, 2003

3

CERTIFICATIONS

I, James A. Calder, certify that:

1.	I have reviewed this annual report on Form 10-K of Interstate Hotels & Resorts, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

4