Form 10-K/A
period 2002-12-31
INTERSTATE HOTELS & RESORTS INC
filed 2003-04-02
CIK 1059341

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2002 was $25,949,892 and as of December 31, 2002 was $59,307,994.

The number of shares of Common Stock, outstanding at March 20, 2003 was 20,587,006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2003 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13.

EXPLANATORY NOTE

As a result of the merger between the registrant and Interstate Hotels Corporation during 2002, the registrant is required to get a consent from PricewaterhouseCoopers, the previous auditors of Interstate Hotels Corporation’s financial statements. PricewaterhouseCoopers was unable to complete their procedures by March 31, 2003, and the registrant was therefore unable to include their consent and accountants report as related to the 2001 and 2000 financial statements in the Form 10-K that the registrant filed on March 27, 2003. The consent and accountants report of PricewaterhouseCoopers are filed in this Form 10-K/ A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Interstate Hotels & Resorts Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2001 (appearing on pages 47 through 74 of the Interstate Hotels & Resorts, Inc. 2002 Annual Report on Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Interstate Hotels & Resorts, Inc. and its subsidiaries at December 31, 2001 and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PriceWaterhouseCoopers LLP

600 Grant Street
Pittsburgh, PA
February 13, 2002, except for the fifth paragraph of Note 4, as to which the date is February 21, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See our current report on Form 8-K dated and filed October 10, 2002 regarding the change in the certifying accountant of Interstate Hotels Resorts, Inc. to KPMG, L.P., the independent auditors of MeriStar Hotels & Resorts, Inc. prior to the merger.

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

      (b) Financial Statement Schedules

N/A

      (c) Exhibits

Exhibit
No.

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).

4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).
4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4	Registration Rights Agreement, dated March 31, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
9.1	Board Composition Agreement, dated as of July 31, 2002, among the Company. and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 9.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.1	Amended and Restated Agreement of Limited Partnership of MeriStar H&R Operating Company, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.2	Senior Credit Agreement (“Senior Credit Agreement”), dated as of July 31, 2002, among the Registrant, MeriStar H&R Operating Company, L.P., Societe Generale, SG Cowen Securities Corporation, Salomon Smith Barney Inc., Lehman Brothers, Inc., Credit Lyonnais New York Branch and various other lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.2.1	First Amendment to the Senior Credit Agreement, dated as of August 15, 2002, among the Registrant, MeriStar H&R Operating Company, L.P., Societe Generale, SG Cowen Securities Corporation, Salomon Smith Barney Inc., Lehman Brothers, Inc., Credit Lyonnais New York Branch and various other lenders (incorporated by reference to Exhibit 10.18.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002).
10.2.2*	Second Amendment to the Senior Credit Agreement dated January 10, 2003.
10.3	Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotel Lessee, Inc., the Company (formerly MeriStar Hotels & Resorts, Inc.) and MeriStar H&R Operating Company L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
10.3.1	Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000).
10.4	Revolving Credit Agreement (the “Revolving Credit Agreement”), dated as of August 3, 1998, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).

10.4.1	Amendment to Revolving Credit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999).
10.4.2	Second Amendment to Revolving Credit Agreement (incorporated by reference to Exhibit 10.4.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
10.4.3	Third Amendment to Revolving Credit Agreement, dated as of July 31, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.4.4	Fourth Amendment to Revolving Credit Agreement, dated as of August 15, 2002 (incorporated by reference to Exhibit 10.19.4 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002).
10.5	Term Note by MeriStar H&R Operating Company, L.P. to MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
10.6*	Subordinated Unsecured Term Loan, dated as of January 10, 2003, made by Lehman Commercial Paper, Inc., as Administrative Agent, to MeriStar H&R Operating Company, L.P.
10.7	Agreement of Limited Partnership of MIP Lessee, L.P. (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
10.8	Amended and Restated Employee Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.9	The Non-Employee Directors’ Incentive Plan of the Company, formerly MeriStar Hotels & Resorts, Inc incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.9.1	Amendment to the Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.9.2	Amendments to the Registrant’s Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.10	The Employee Stock Purchase Plan of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.10.1	Amendments to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.11	Registration Rights Agreement, dated as of July 31, 2002, among the Registrant and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.12	Employment Agreement, dated as of November 1, 2001, between the Company (formerly MeriStar Hotels & Resorts, Inc.), MeriStar Management Company, LLC and Paul W. Whetsell (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three and nine months ended September 30, 2000).
10.12.1*	Amendment to Paul W. Whetsell’s Employment Agreement dated as of July 31, 2002.
10.12.2*	Amendment to Paul W. Whetsell’s Employment Agreement dated as of December 13, 2002.

10.13	Employment Agreement, dated as of August 3, 1998, between the Company (formerly MeriStar Hotels & Resorts, Inc.) and Steven D. Jorns (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.13.1*	Amendment to Steven D. Jorns Employment Agreement dated as of December 10, 1998.
10.14*	Employment Agreement, dated as of November 1, 2002, between Interstate Hotels & Resorts, Inc., MeriStar Management Company, LLC and John Emery.
10.15	Employment Agreement, dated as of August 3, 1998, 1998, between the Company (formerly MeriStar Hotels & Resorts, Inc.), MeriStar H&R Operating Company, LLC and James A. Calder (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
10.16	Employment Agreement, dated as of November 1, 2001, between the Company (formerly MeriStar Hotels & Resorts, Inc.), MeriStar Management Company, LLC and Robert Morse (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
10.17	Employment Agreement, dated as of July 16, 2000, between MeriStar Management Company, LLC and Thomas Vincent (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
21*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
23.2**	Consent of PriceWaterhouseCoopers LLP
24	Power of Attorney (see signature page).
99.1*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.
99.2*	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.

*	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

**	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Interstate Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

By:	/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer
and Chairman

Dated: April 1, 2003

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

Signature	Title	Date

/s/ PAUL W. WHETSELL Paul W. Whetsell	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 1, 2003

* Steven D. Jorns	Vice Chairman of the Board	April 1, 2003

* John Emery	President, Chief Operating Officer and Director	April 1, 2003

* James A. Calder	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2003

* Leslie R. Doggett	Director	April 1, 2003

* J. Taylor Crandall	Director	April 1, 2003

* Joseph J. Flannery	Director	April 1, 2003

Raymond C. Mikulich	Director	April 1, 2003

* John J. Russell, Jr.	Director	April 1, 2003

* James B. McCurry	Director	April 1, 2003

* Sherwood M. Weiser	Director	April 1, 2003

* Thomas F. Hewitt	Director	April 1, 2003

Mahmood J. Khimji	Director	April 1, 2003

* Karim J. Alibhai	Director	April 1, 2003

*By:	/s/ CHRISTOPHER L. BENNETT

Christopher L. Bennett
Attorney-in-fact