Form 10-Q
period 2003-03-31
INTERSTATE HOTELS & RESORTS INC
filed 2003-05-12
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14331

Interstate Hotels & Resorts, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2101815
(State of Incorporation)	(IRS Employer Identification No.)

1010 Wisconsin Avenue, N.W Washington, D.C (Address of Principal Executive Offices)	20007 (Zip Code)

www.ihrco.com

This Form 10-Q can be accessed at no charge through above website.

Registrant’s telephone number, including area code:

202-965-4455

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The number of shares of Common Stock, par value $0.01 per share, outstanding at May 6, 2003 was 20,607,406.

INDEX
PART I. FINANCIAL INFORMATION
INTERSTATE HOTELS & RESORTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
INTERSTATE HOTELS & RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited, in thousands, except per share amounts)
INTERSTATE HOTELS & RESORTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
INTERSTATE HOTELS & RESORTS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, dollars in thousands, except per share amounts)
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
CERTIFICATIONS
Second Amendment to Intercompany Agreement
Second Amendment to Non-Employee Directors Plan
Amendment to Employee Stock Purchase Plan.
Certifications-Whetsell
Certifications-Calder

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:     Financial Statements

INTERSTATE HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$15,499	$7,054

Restricted cash	2,019	1,366

Accounts receivable, net of allowance for doubtful accounts of $4,726 at March 31, 2003 and $4,125 at December 31, 2002	22,788	13,532

Insurance premiums receivable	3,916	5,638

Due from MeriStar Hospitality	10,593	10,500

Prepaid expenses and other current assets	11,797	11,783

Total current assets	66,612	49,873

Marketable securities	1,072	2,413

Property and equipment, net	24,157	24,894

Officers and employees notes receivable	420	373

Investments in and advances to affiliates	24,730	25,199

Deferred income taxes	17,190	20,174

Goodwill	91,960	91,960

Intangible and other assets, net	64,362	65,795

Total assets	$290,503	$280,681

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$68,336	$60,363

Income taxes payable	1,000	1,000

Current portion of long-term debt	1,625	1,625

Total current liabilities	70,961	62,988

Deferred compensation	1,072	2,413

Long-term debt	131,139	132,614

Total liabilities	203,172	198,015

Minority interests	6,371	6,242
Commitments and contingencies

Stockholders’ equity:

Common stock, $.01 par value; 50,000 shares authorized; 20,587 and 20,557 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	206	205

Treasury stock	(69)	(46)

Paid-in capital	138,340	138,268

Accumulated other comprehensive loss	(192)	(249)

Accumulated deficit	(57,325)	(61,754)

Total stockholders’ equity	80,960	76,424

Total liabilities, minority interests and stockholders’ equity	$290,503	$280,681

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three months ended
	March 31,

	2003	2002

		(as restated)

Revenue:

Lodging revenues	$836	$676

Management fees	14,195	4,262

Corporate housing	25,819	—

Other revenue	3,881	4,013

	44,731	8,951

Other revenue from managed properties	212,497	62,441

Total revenue	257,228	71,392

Operating expenses by department:

Lodging expenses	620	481

Corporate housing	22,122	—

Undistributed operating expenses:

Administrative and general	18,865	6,186

Depreciation and amortization	4,682	2,528

Merger and integration costs	1,865	—

Tender offer costs	—	119

	48,154	9,314

Other expenses from managed properties	212,497	62,441

Total operating expenses	260,651	71,755

Net operating loss	(3,423)	(363)

Interest expense, net	2,309	975

Equity in losses of affiliates	348	180

Gain on refinancing	(13,629)	—

Income (loss) before minority interests and income taxes	7,549	(1,518)

Minority interest expense	168	64

Income tax expense (benefit)	2,952	(601)

Net income (loss)	4,429	(981)

Mandatorily redeemable preferred stock:

Dividends	—	159

Accretion	—	15

Net income (loss) available to common shareholders	$4,429	$(1,155)

Other comprehensive income, net of tax:

Foreign currency translation gain	42	—

Unrealized net gain on investments and other	15	—

Comprehensive income (loss)	$4,486	$(1,155)

Weighted average number of:

Basic shares outstanding	20,577	5,272

Diluted shares outstanding	20,846	5,272

Net income (loss) per basic share	$0.22	$(0.22)

Net income (loss) per diluted share	$0.21	$(0.22)

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,

	2003	2002

		(as restated)

Cash flows from operating activities:

Net income (loss)	$4,429	$(981)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	4,682	2,528

Gain on refinancing	(13,629)	—

Equity in loss of affiliates	348	180

Minority interest	168	64

Deferred income taxes	2,984	(1,030)

Amortization of mandatorily redeemable preferred stock	—	188

Other	422	381

Changes in assets and liabilities:

Accounts receivable, net	(7,535)	(3,038)

Prepaid expenses and other current assets	(498)	142

Accounts payable and accrued expenses	7,867	(499)

Net cash used in operating activities	(762)	(2,065)

Cash flows from investing activities:

Change in restricted cash	(653)	266

Purchase of property and equipment, net	(834)	(4)

Purchases of intangible assets	(265)	—

Purchases of marketable securities	—	(1,110)

Proceeds from sale of marketable securities	—	755

Net cash received from equity investments in hotel real estate	6	96

Change in officers and employees notes receivable, net	(47)	(115)

Change in advances to affiliates, net	103	(74)

Merger-related acquisition costs	—	(422)

Deposits and other	—	(63)

Net cash used in investing activities	(1,690)	(671)

Cash flows from financing activities:

Borrowings under subordinated term loan	40,000	—

Borrowings under senior revolver	28,000	—

Repayment of term loan	(42,052)	(776)

Repayments on senior revolver	(13,406)	—

Proceeds from issuance of common stock	63	(42)

Financing fees paid	(1,690)	(159)

Common stock repurchased	(23)	—

Other	—	(2)

Net cash provided by (used in) financing activities	10,892	(979)

Effect of exchange rate on cash	5	—

Net increase (decrease) in cash and cash equivalents	8,445	(3,715)

Cash and cash equivalents at beginning of period	7,054	39,040

Cash and cash equivalents at end of period	$15,499	$35,325

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except per share amounts)

1.     ORGANIZATION

Formation of Interstate Hotels & Resorts

      MeriStar Hotels & Resorts, Inc., or MeriStar, and Interstate Hotels Corporation, or Interstate, entered into an Agreement and Plan of Merger, dated May 1, 2002 and as amended on June 3, 2002. In the merger transaction, Interstate merged with and into MeriStar, and MeriStar was renamed Interstate Hotels & Resorts, Inc. On July 31, 2002, after receiving the required stockholder approvals, MeriStar and Interstate completed the merger. The transaction was a stock-for-stock merger of Interstate into MeriStar in which Interstate stockholders received 4.6 shares of common stock for each share of Interstate stock outstanding. Holders of MeriStar common stock and operating partnership units continued to hold their stock and units following the merger. In connection with the merger, the holders of Interstate’s convertible debt and preferred equity shares converted those instruments into shares of common stock of the surviving company. Immediately following the merger, we effected a one-for-five reverse stock split.

      In accordance with accounting principles generally accepted in the United States of America, we treated the merger as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Interstate was considered the acquiring enterprise for financial reporting purposes. Interstate established a new accounting basis for MeriStar’s assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. We accounted for the merger as a reverse acquisition with Interstate as the accounting acquiror and MeriStar as the surviving company for legal purposes.

      The consolidated interim financial statements for the three-month period ended March 31, 2002 reflect the historical results of operations of Interstate, the accounting acquiror. After the merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Summary

      We are the largest independent hotel management company in the United States, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. We also own and operate one hotel. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services, and centralized accounting services.

      As of March 31, 2003, we managed 383 properties with 81,309 rooms in 44 states, the District of Columbia, Canada, and Russia. We wholly own one of these properties. We have non-controlling equity interests in 25 of these hotels. In addition, at March 31, 2003, we had 3,190 apartments under lease in the United States, Canada, the United Kingdom and France.

      Our subsidiary operating partnerships indirectly hold substantially all of our assets. We are the sole general partner of the partnerships. We and certain independent third parties are limited partners of the partnerships. The partnership agreements give the general partners full control over the business and affairs of the partnerships.

      We manage all 107 properties owned by MeriStar Hospitality Corporation, a real estate investment trust. We also have an intercompany agreement with MeriStar Hospitality. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

      We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in Interstate Hotels & Resorts’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

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

Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to provide alternative methods of transition for a voluntary change to the expense recognition provisions of the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, we have elected to adopt the fair-value method of accounting for stock options under SFAS No. 148, using the prospective method. We will record in our statement of operations the expense related to stock options issued after January 1, 2003. This accounting treatment had no effect on our statement of operations for the three months ended March 31, 2003.

      At December 31, 2002, we had followed the disclosure-only provisions of Statement of Financial Accounting Standards (“FASB”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, when we initially issued options, we accounted for them under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We accounted for our repriced options under variable plan accounting in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Including Stock Compensation.”

      Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our employee stock options using the fair value method. Had compensation cost for stock options been determined based on the fair value at the grant date for awards under our plans, our net loss and per share amounts would have been reduced to the pro forma amounts indicated as follows:

	Three months ended
	March 31,

	2003	2002

Net income (loss), as reported	$4,429	$(981)

Add: Stock-based employee compensation expense included in reported net income	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	14,452	2,730

Net loss, pro forma	$(10,023)	$(3,711)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three months ended
	March 31,

	2003	2002

Earnings (loss) per share:

Basic, as reported	$0.22	$(0.22)

Basic, pro forma	$(0.49)	$(0.70)

Diluted, as reported	$0.21	$(0.22)

Diluted, pro forma	$(0.49)	$(0.70)

      The effects of applying Statement of Financial Accounting Standards No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future years.

Revenue Recognition

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

      In our first quarter 2003 press release, we included financial information for the three months ended March 31, 2002. This information was derived from the first quarter 2002 press release and Form 10-Q of Interstate Hotels Corporation. The financial information for the consolidated statement of operations and comprehensive income (loss) presented in this Form 10-Q for the three months ended March 31, 2002 differs from the information presented in our first quarter press release, in that management fee revenue shown in the statement of operations and comprehensive income (loss) is less than management fee revenue presented in our first quarter press release. This is because during the third quarter of 2002, with an effective date of January 1, 2002, we began recording incentive management fees in accordance with Method No. 1 of EITF Topic No. D-96, “Accounting for Management Fees Based on a Formula,” in which incentive management fees are recorded in the period that it is certain the incentive management fees are earned, which for annual incentive fee measurements typically is in the last month of the annual contract period. This change in accounting method had no effect on the total annual management fees earned or amount of cash we were paid but did affect the timing of recognizing the revenue from these fees and resulted in the restatement of management fee revenues for the three months ended March 31, 2002. The effect of this change on the first quarter of 2002 was to increase the net loss available to common shareholders by $0.9 million ($0.16 per share) to a net loss available to common shareholders of $1.2 million ($0.22 per share), as opposed to the net loss available to common shareholders of $0.3 million presented in our first quarter press release. This change is reflected in our statement of operations for the three months ended March 31, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Items

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, Technical Corrections”. This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this amendment during 2002. In accordance with the guidelines, we accounted for our gain on debt refinancing in income (loss) before minority interests and income taxes, rather than as an extraordinary item.

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“FIN 45”), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 had no material impact on our financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate the entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 had no material impact on our financial position or results of operations.

3.     EARNINGS PER SHARE

      We calculate our basic earnings per common share by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding.

      On July 31, 2002, in connection with the merger of Interstate and MeriStar, the Interstate shareholders received 4.6 shares of common stock for each share of Interstate stock outstanding. MeriStar stockholders continued to hold their existing stock. On August 1, 2002, we effected a one-for-five reverse stock split of all outstanding shares of common stock. The weighted average number of common shares outstanding used in the table below is presented assuming the conversion of Interstate stock and the reverse stock split occurred on January 1, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The details of basic and diluted earnings (loss) per common share for the three-month periods ended March 31, 2003 and 2002 were as follows:

	Three months ended
	March 31,

	2003	2002

Net income (loss) available to common shareholders	$4,429	$(1,155)

Weighted average number of common shares outstanding (in thousands)	20,577	5,272

Basic earnings (loss) per share:	$0.22	$(0.22)

Weighted average number of dilutive common shares outstanding (in thousands)	20,846	5,272

Dilutive earnings (loss) per share	$0.21	$(0.22)

4.     INTANGIBLE ASSETS

      Intangible assets consist of the following:

	March 31,	December 31,
	2003	2002

Management contracts	$83,306	$84,163

Franchise fees	1,945	1,945

Deferred financing fees	4,568	2,882

Other	809	586

	90,628	89,576

Less accumulated amortization	(26,266)	(23,781)

	$64,362	$65,795

      During the first quarter of 2003 the following transactions occurred:

•	We incurred $1,690 of financing fees associated with our new subordinated term loan.

•	We wrote-off $890 of management contracts that were fully amortized.

      We incurred aggregate amortization expense of $3,375 and $2,509 on these assets for the three months ended March 31, 2003 and 2002, respectively.

      Our estimated amortization expense for the next five years is expected to be as follows:

Year ending December 31, 2003	$4,078

Year ending December 31, 2004	3,305

Year ending December 31, 2005	3,107

Year ending December 31, 2006	2,875

Year ending December 31, 2007	2,721

      The carrying amount of goodwill by reportable segment as of March 31, 2003 is as follows:

Hotel Management	$82,885

Corporate Housing	9,075

Total	$91,960

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     LONG-TERM DEBT

	March 31,	December 31,
	2003	2002

Senior credit agreement	$88,594	$74,000

Promissory note	4,170	4,170

MeriStar Hospitality term loan	—	56,069

Subordinated term loan	40,000	—

	132,764	134,239

Less current portion	(1,625)	(1,625)

	$131,139	$132,614

      Senior credit agreement — Effective July 31, 2002 in connection with the closing of the MeriStar-Interstate merger, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement consists of a $65,000 term loan and a $48,000 revolving credit facility. The term loan is payable in quarterly installments of $406 beginning January 1, 2003, with the balance due on July 28, 2005. The revolving credit facility is due on July 28, 2005 (with a one-year extension at our option). The interest rate on the senior credit agreement is LIBOR plus 3.00% to 4.50%, depending upon our meeting certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. The senior credit agreement also includes pledges of collateral, including the following:

•	Ownership interests of all existing subsidiaries and unconsolidated entities as well as any future material subsidiary or unconsolidated entity;

•	Owned hospitality properties; and

•	Other collateral that is not previously prohibited in any of our existing contracts/agreements.

      At March 31, 2003, borrowings under the senior credit agreement bore interest at a rate of 5.26% per annum. We incurred $1,096 of interest expense on the senior credit agreement for the three months ended March 31, 2003.

      Promissory note — In March 2001, we entered into a promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the three months ended March 31, 2003 and 2002, we incurred $125 of interest expense on the promissory note.

      MeriStar Hospitality term loan — In connection with the closing of the merger, effective July 31, 2002, we converted a $75,000 unsecured credit facility between MeriStar and MeriStar Hospitality to a $56,069 term loan due July 31, 2007. The term loan was subordinated to borrowings under our senior credit agreement. The MeriStar Hospitality term loan contained certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. We incurred $123 of interest expense on the MeriStar Hospitality loan for the three months ended March 31, 2003.

      In January 2003, we completed a discounted repayment of the MeriStar Hospitality term loan for $42,052. We financed part of the repayment with proceeds from a new $40,000 subordinated term loan and funded the remainder of the repayment out of available cash. The refinancing resulted in a gain of $13,629. That gain is included in our statement of operations for the three months ended March 31, 2003.

      Subordinated term loan — In January 2003, in connection with the discounted repayment of the MeriStar Hospitality term loan, we entered into a $40,000 subordinated term loan with Lehman Brothers Holdings, Inc. that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under our senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At March 31, 2003, borrowings under the subordinated term loan bore interest at a rate of 9.88% per annum. We incurred $890 of interest expense on the subordinated term loan for the three months ended March 31, 2003.

      Fair Value — Approximately 97% of our outstanding long-term debt is based on LIBOR rates plus an appropriate spread. We have determined that the fair value of our outstanding borrowings on our senior credit facility, promissory note and subordinated term loan approximate their carrying value at March 31, 2003.

7.     SEGMENT INFORMATION

      We are organized into two operating divisions: hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinctive products and services. We evaluate the performance of each division based on earnings before interest, depreciation and amortization (“EBITDA”).

      Prior to the MeriStar-Interstate merger on July 31, 2002, we operated in two reportable segments: (1) operations of luxury and upscale hotels and (2) operations of mid-scale, upper economy and budget hotels. Following the merger, we operate in the segments shown in the table below. For periods prior to the merger, we have combined our two previously reportable segments into the hotel management operating segment.

      The following table reconciles net operating income (loss) to EBITDA:

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements
Three months ended March 31, 2003
Net Operating Income (loss)	$821	$(2,379)	$(1,865)	$(3,423)

Add back:

Depreciation and amortization	4,278	404	—	4,682

EBITDA	$5,099	$(1,975)	$(1,865)	$1,259

Three months ended March 31, 2002

Net Operating Loss	$(244)	$—	$(119)	$(363)

Add back:

Depreciation and amortization	2,528	—	—	2,528

EBITDA	$2,284	$—	$(119)	$2,165

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information:

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended March 31, 2003

Revenue	$231,409	$25,819	$—	$257,228

EBITDA	$5,099	$(1,975)	$(1,865)	$1,259

Total assets	$256,626	$14,223	$19,654	$290,503

Three months ended March 31, 2002

Revenues	$71,392	$—	$—	$71,392

EBITDA	$2,284	$—	$(119)	$2,165

Total assets	$95,075	$—	$10,947	$106,022

      The Other items in the tables above represent operating segment activity and assets for the non-reportable segments. The non-reportable segment activity includes merger costs in 2003 and tender offer costs in 2002. The non-reportable segment for assets includes deferred tax assets and net deferred financing costs.

      Revenues from foreign operations were as follows:

	Three months
	ended March 31,

	2003	2002

Canada	$2,178	$184

United Kingdom	$6,036	$—

France	$331	$—

Russia	$202	$190

8.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three months
	ended March 31,

	2003	2002

Cash paid for interest and income taxes:

Interest	$1,872	$975

Income taxes	$262	$—

9.     MERGER AND INTEGRATION COSTS

      Merger costs for the three months ended March 31, 2003, were $1,865, compared to $0 for the same period of 2002. These costs represent integration expenses, including professional fees, travel, and other transition costs associated with the MeriStar-Interstate merger on July 31, 2002. This amount is included in our statement of operations as merger and integration costs.

10.     SUBSEQUENT EVENTS

      MeriStar Hospitality — MeriStar Hospitality has announced plans to dispose of 34 non-core hotels, all of which we currently manage. This represents approximately 32% of our managed hotels owned by MeriStar Hospitality, and approximately 9% of our total managed hotels. If we are terminated as manager upon the sale of one of MeriStar Hospitality’s hotels, we will generally receive a termination fee equal to the remaining payments (discounted using a 10% rate) under the then-existing term of the management agreement. Our management agreements with other owners generally have limited or no termination fees due to us if our management agreement is terminated upon the sale of the hotel. The termination of management contracts as a result of hotel dispositions could have an adverse effect on our revenues.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Winston Hotels — On July 1, 2002, MeriStar assigned the leases of 47 hotels to a subsidiary of Winston Hotels under a provision of the REIT Modernization Act that allows REITs to lease their owned hotels. As part of this agreement, we currently operate 33 of Winston’s properties. After one year, Winston has the option to terminate the management contracts and during April 2003 notified us of its intention to do so. We expect to incur one-time cash charges of approximately $0.2 million for lease and personnel-related costs, and approximately $0.7 million of non-cash charges for the write-off of related tangible and intangible assets. We expect substantially all of these costs will be recorded in the 2003 second quarter.

      RFS Hotel Investors — On May 8, 2003, CNL Hospitality Properties, Inc. announced plans to acquire RFS Hotel Investors, Inc. Flagstone Hospitality Management, a wholly-owned subsidiary of ours, currently manages substantially all RFS’s hotel properties. We currently expect to continue to manage the majority of hotels in the RFS hotel portfolio following the closing of CNL’s acquisition of RFS.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

      MeriStar Hotels & Resorts, Inc., or MeriStar, and Interstate Hotels Corporation, or Interstate, entered into an Agreement and Plan of Merger, dated May 1, 2002 and as amended on June 3, 2002. In the merger transaction, Interstate merged with and into MeriStar, and MeriStar was renamed Interstate Hotels & Resorts, Inc. On July 31, 2002, after receiving the required stockholder approvals, MeriStar and Interstate completed the merger. The transaction was a stock-for-stock merger of Interstate into MeriStar in which Interstate stockholders received 4.6 shares of common stock for each share of Interstate stock outstanding. Holders of MeriStar common stock and operating partnership units continued to hold their stock and units following the merger. In connection with the merger, the holders of Interstate’s convertible debt and preferred equity shares converted those instruments into shares of common stock of the surviving company. Immediately following the merger we effected a one-for-five reverse stock split.

      In accordance with accounting principles generally accepted in the United States of America, we treated the merger as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Interstate was considered the acquiring enterprise for financial reporting purposes. Interstate established a new accounting basis for MeriStar’s assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. We accounted for the merger as a reverse acquisition with Interstate as the accounting acquiror and MeriStar as the surviving company for legal purposes.

      The consolidated interim financial statements for the three-month period ended March 31, 2002 reflect the historical results of operations of Interstate, the accounting acquiror. After the merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Summary

      Overview — We are the largest independent hotel management company in the United States, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. We also own and operate one hotel. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services, and centralized accounting services.

      As of March 31, 2003, we managed 383 properties with 81,309 rooms in 44 states, the District of Columbia, Canada, and Russia. We wholly own one of these properties. We have non-controlling equity interests in 25 of these hotels. In addition, at March 31, 2003, we had 3,190 apartments under lease in the United States, Canada, the United Kingdom and France.

      Our subsidiary operating partnerships indirectly hold substantially all of our assets. We are the sole general partner of the partnerships. We and certain independent third parties are limited partners of the partnerships. The partnership agreements give the general partners full control over the business and affairs of the partnerships.

      Outlook — The sluggish economy, the war in Iraq, health concerns for travelers, and delays and difficulties in travel due to heightened security measures at airports continue to have a major impact on our operating results. Because of the slowdown of the economy over the past 24 months, our managed hotels have experienced significant declines in occupancy and average rates charged. Weaker hotel performance has caused reduced base and incentive management fees, and also gives rise to additional losses under minority investments we have made in connection with some of the hotels that we manage.

      Additionally, the weaker hotel operating environment has caused some owners of our managed hotels to sell hotels to provide the owners with additional liquidity. When a hotel is sold, we are usually replaced as the hotel’s manager. MeriStar Hospitality has announced plans to dispose of 34 non-core hotels, all of which we currently manage, and other owners may also dispose of assets. If we are terminated as manager upon the sale of one of MeriStar Hospitality’s hotels, we will generally receive a termination fee equal to the remaining payments (discounted using a 10% rate) under the then-existing term of the management agreement. Our management agreements with other owners generally have limited or no termination fees due to us if our management agreement is terminated upon the sale of the hotel. Also, our management agreements with MeriStar Hospitality and many other owners contain performance standards. Those standards generally require the hotel to meet certain relative or absolute financial performance levels, often in comparison to budgeted amounts. We generally have a period to cure any performance standards we do not meet. In the event the hotel does not meet those performance standards and we do not cure within the period specified in the management contract, the hotel’s owner may have a right to terminate our management contract. The termination of management contracts as a result of hotel dispositions or our failure to meet performance standards could have an adverse effect on our revenues.

      Also, in conjunction with recording the MeriStar-Interstate merger in 2002, we assigned estimated fair values to each of the management contracts considered purchased by Interstate, the accounting acquiror in the merger transaction. These assigned fair values are included as intangible assets on our balance sheet. We are amortizing these intangible assets over the terms of the management contracts. If one of these management contracts is terminated prior to its full term (for example, due to the sale of a hotel or an owner choosing to exercise a termination clause), we will record a loss on the write-off of the unamortized intangible asset value.

      On July 1, 2002, MeriStar assigned the leases of 47 hotels to a subsidiary of Winston Hotels under a provision of the REIT Modernization Act that allows REITs to lease their owned hotels. As part of this agreement, we currently operate 33 of Winston’s properties. After one year, Winston has the option to terminate the management contracts and during April 2003 notified us of its intention to do so. We expect to incur one-time cash charges of approximately $0.2 million for lease and personnel-related costs, and approximately $0.7 million of non-cash charges for the write-off of related tangible and intangible assets. We expect substantially all of these costs will be recorded in the 2003 second quarter.

      As part of our management agreement services to a hotel owner, we generally obtain casualty insurance coverage for the hotel. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient close-out of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. Although we are indemnified under our management agreements for such amounts, we would be responsible contractually for claims in historical periods when we leased (in addition to managed) certain hotels. Based on the information currently available, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity because we believe the prior carrier’s assets will be sufficient to settle all outstanding claims.

      The overall weak economy, the war in Iraq and traveler health concerns also continue to negatively impacted the demand for corporate relocations and long-term assignments, two primary drivers of our corporate housing operations. Geopolitical difficulties and traveler health concerns have significantly affected our European and Canadian operations. We expect those operations to continue to be impacted until business travel patterns are stabilized.

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

Relationship with MeriStar Hospitality

      We manage all 107 properties owned by MeriStar Hospitality Corporation, a real estate investment trust. We also have an intercompany agreement with MeriStar Hospitality. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand).

      Historically, we have had close operating, management and governance relationships with MeriStar Hospitality. We manage all of MeriStar Hospitality’s hotel properties under long-term management contracts and have, in the past, shared several key management personnel and board members with MeriStar Hospitality. Due to our merger with Interstate and our resulting increased scale, we and MeriStar Hospitality have split the management teams of the two companies. Paul W. Whetsell is the Chairman and Chief Executive Officer of both companies, and we share two other board members with MeriStar Hospitality.

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

      The most significant accounting policies affecting our consolidated financial statements relate to:

•	the evaluation of impairment of certain long-lived assets and intangible assets with determinable lives;

•	the evaluation of impairment of goodwill;

•	estimation of valuation allowances, specifically those related to income taxes and allowance for doubtful accounts;

•	estimates of restructuring and other accruals;

•	the evaluation of the fair value of our derivative instruments; and

•	revenue recognition

      Impairment of long-lived assets — In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which include our intangible assets with definite useful lives) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Any impairment losses are recorded as operating expenses.

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

      Impairment of goodwill — In accordance with FASB Statement No. 142, at least annually, we perform an analysis to determine the impairment of goodwill carrying values. To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss shall be recognized in an amount equal to that excess. Any impairment losses are recorded as operating expenses. We have not recognized any impairment losses for goodwill in 2003 or 2002.

      Valuation Allowances — We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At March 31, 2003, we have recorded a $10.8 million valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.

      The utilization of our net operating loss carryforwards will be limited by the tax provisions of the Internal Revenue Code. The valuation allowance we recorded included the effect of the limitations on our deferred tax assets arising from net operating loss carryforwards.

      We record an allowance for doubtful accounts receivable based on our judgment in determining the ability and willingness of our customers to make required payments. Our judgments in determining customer ability and willingness to pay are based on past experience with customers and our assessment of the current and future operating environments for our customers. If a customer’s financial condition deteriorates or a management contract is terminated in the future, this could decrease a customer’s ability or obligation to make payments. If that occurred, we might have to make additional allowances, which could reduce our earnings.

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

      In the third quarter of 2002, with an effective date of January 1, 2002, we began recording the incentive management fees in the period that it is certain the incentive management fees are earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. This newly adopted accounting principle is preferable because the new method eliminates the potential that incentive management fee revenue will be recognized in one interim reporting period and reduced or eliminated in a future interim reporting period. This methodology is designated as Method No. 1 in EITF Topic No. D-96. Method No. 1 is the Securities and Exchange Commission Staff’s preferred method of accounting for incentive management fees.

      This change in accounting method has no effect on the total annual management fees earned or amount of cash we are paid, but does affect the timing of recognizing the revenue from these fees. However, the effect of this change in accounting method for interim periods resulted in an adjustment of $3.1 million that reduced incentive management fees recognized during the first and second quarter of 2002 and resulted in the restatement of management fee revenues for the three months ended March 31, 2002. The effect of the change on the first quarter of 2002 was to increase the net loss available to common shareholders by $0.9 million ($0.16 per share) to a net loss available to common shareholders of $1.2 million ($0.22 per share). This change is reflected in our statement of operations for the three months ended March 31, 2002.

Results of Operations

     Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

     Revenues

      The following table shows the operating statistics for our managed hotels on a same store basis for the three months ended March 31:

	2003	2002	Change

Revenue per available room	$61.42	$62.81	(2.2%)

Average daily rate	$98.23	$100.46	(2.2%)

Occupancy	62.5%	62.5%	0%

      Prior to the merger on July 31, 2002, Interstate managed 141 hotels with 29,752 rooms. On March 31, 2003 we managed 383 properties with 81,309 rooms.

      Our total revenue increased $185.8 million to $257.2 million for the three months ended March 31, 2003 compared to $71.4 million in the same period of 2002. Major components of this increase were:

•	Lodging revenues consist of rooms, food and beverage and other department revenues from the Pittsburgh Airport Residence Inn by Marriott. These revenues increased $0.1 million, or 24%, from $0.7 million for the three months ended March 31, 2002 to $0.8 million for the three months ended March 31, 2003. This increase is a result of an increase in occupancy of about 22%, and an increase in average daily rate of approximately 2% in this property between the periods presented.

•	Revenue from management fees increased $9.9 million, or 233%, from $4.3 million for the three months ended March 31, 2002 to $14.2 million for the three months ended March 31, 2003. An increase of $9.9 million was due to the increase in number of managed hotels resulting from the merger with Interstate on July 31, 2002. Additionally, an increase of $1.4 million was due to the reversal of 2002 incentive fees recorded by Interstate prior to the merger. In the third quarter of 2002, with an effective date of January 1, 2002, we began recording the incentive management fees in the period that it is certain the incentive management fees are earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. These fees were recognized in the fourth quarter of 2002. These increases were offset by a decrease in lease and incentive fees resulting from a decrease in hotel revenues of the hotels we manage.

•	Other revenue consists of insurance revenue from our captive insurance company subsidiary, purchasing revenue, accounting fees, technical services, information technology support fees, renovation fees, and other fees. Other revenues decreased $0.1 million, or 3%, from $4.0 million for the three months ended March 31, 2002 to $3.9 million for the three months ended March 31, 2003. This amount is consistent with the 2002 period.

•	Corporate housing revenue was $25.8 million for the three months ended March 31, 2003. Corporate housing revenue is included in our results of operations beginning August 1, 2002 as a result of the merger.

•	We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. EITF No. 01-14 “Income Statement Characteristics of Reimbursements for Out-of-pocket Expenses” establishes standards for accounting for reimbursable expenses in the income statement. Under this pronouncement, the reimbursement of other costs is recorded as revenue with a corresponding expense recorded as “other expenses from managed properties” on the statement of operations. Reimbursable costs increased by $150.1 million, or 240%, to $212.5 million for the three months ended March 31, 2003, from $62.4 million for the same period 2002. Substantially all of this increase is due to the increase in the number of employees and managed properties resulting from the merger.

     Operating expenses by department

      Total operating expenses by department increased $22.2 million to $22.7 million for the three months ended March 31, 2003 compared to $0.5 million for the three months ended March 31, 2002. Factors primarily affecting the increase were:

•	Corporate housing expenses were $22.1 million for the three months ended March 31, 2003. Corporate housing expenses are included in the results of operations beginning on August 1, 2002 after the merger.

•	Lodging expenses consist of rooms, food and beverage, other department expenses and property operating costs from the Pittsburgh Airport Residence Inn by Marriott. These expenses increased $0.1 million, from $0.5 million for the three months ended March 31, 2002 to $0.6 million for the three months ended March 31, 2003. This increase is a direct result of the increase in revenue from this hotel as described above.

Undistributed operating expenses

      Undistributed operating expenses include the following items:

•	administrative and general;

•	depreciation and amortization;

•	merger and integration costs; and

•	tender offer costs.

      Total undistributed operating expenses increased $16.6 million, or 189%, to $25.4 million for the three months ended March 31, 2003, compared to $8.8 for the three months ended March 31, 2002. Factors primarily affecting the increase were:

•	Administrative and general expenses are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as corporate payroll and related benefits,

operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses. Administrative and general increased by $12.7 million, or 204%, from $6.2 million for the three months ended March 31, 2002 to $18.9 million for the three months ended March 31, 2003. The primary reason for this increase is attributable to the increase in expenses in all of the above departments resulting from the merger with Interstate on July 31, 2002.

•	Depreciation and amortization expense increased by $2.2 million, or 85%, from $2.5 million for the three months ended March 31, 2002, to $4.7 million for the three months ended March 31, 2003. This increase is primarily due to the acquisition of certain depreciable and amortizable fixed assets in conjunction with the merger on July 31, 2002. These assets include management contracts and franchise fees. The amortization of deferred financing fees is included in interest expense.

•	We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. Under EITF No. 01-14, we recorded those costs as “other expenses from managed properties” on our statement of operations. Reimbursable costs increased by $150.1 million, or 240%, to $212.5 million for the three months ended March 31, 2003, from $62.4 million for the same period in 2002. Substantially all of this increase is due to the increase in the number of employees and managed properties resulting from the merger.

•	Merger and integration costs were $1.9 million for the three months ended March 31, 2003, compared to $0 for the same period 2002. These costs include professional fees, travel, relocation costs other transition costs associated with the merger on July 31, 2002.

•	Tender offer costs were $0 for the three months ended March 31, 2003, compared to $0.1 million for the three months ended March 31, 2002. These costs related to the commencement of a partial tender offer to purchase 2,465,322 shares of Interstate’s Class A Common Stock by Shaner Hotel Group Limited Partnership and Shaner’s unsolicited proposals to combine the operations of Interstate with Shaner prior to the commencement of the tender offer. These costs were incurred for legal and professional fees. The tender offer expired May 31, 2002.

Net income (loss) available to common shareholders

      Net income (loss) available to common shareholders increased $5.6 million to $4.4 million for the three months ended March 31, 2003, from $(1.2) million for the three months ended March 31, 2002. This increase is due to the increase in revenues offset by the increase in expenses, as discussed above, as well as the following:

•	Interest expense increased $1.3 million, or 137%, to $2.3 million for the three months ended March 31, 2003, from $1.0 million for the three months ended March 31, 2002. This increase is primarily due to the increase in outstanding debt following the merger, and the increase in the amortization of deferred financing fees associated with the merger and the debt refinancing in January 2003. The amortization of these deferred financing fees is included in interest expense.

•	Equity in loss of affiliates increased $0.2 million, or 93%, to $0.4 million for the three months ended March 31, 2003, from $0.2 million for the same period in 2002. These losses consist of our proportionate share of the losses incurred through our non-controlling equity investments in various hotels. These losses increased for the periods presented as our non-controlling equity investments’ losses increased in connection with the merger, reflecting the continued sluggish economy.

•	In January 2003, we completed a discounted repayment of the term loan with MeriStar Hospitality for $42.1 million. We financed part of the repayment with proceeds from a $40.0 million subordinated term loan and funded the remainder of the repayment out of available cash. The refinancing resulted in a gain of $13.6 million and is included in our statement of operations.

•	Minority interest expense increased $0.1 to $0.2 million, or 162%, for the three months ended March 31, 2003, compared to $0.1 million for the same period 2002. This is due to our increase in net income for the period, and our increase in minority interest holders in connection with the merger on July 31, 2002.

•	Income tax expense increased by $3.6 million to $3.0 million for the three months ended March 31, 2003, from a benefit of $(0.6) for the same period 2002. This is due to the increase in net income for the 2003 period. Also, our effective tax rate was 40% in 2003 and 38% in 2002.

Earnings (loss) before interest, taxes, depreciation and amortization

      A significant portion of our assets consist of intangible assets. Of those intangible assets, our management contracts are amortized over their remaining terms, and, in accordance with generally accepted accounting principles, those assets are subject to straight-line amortization. Because depreciation and amortization are non-cash items, we believe that presentation of earnings before interest, taxes, depreciation and amortization, or EBITDA, is more useful. EBITDA represents consolidated earnings before interest expense, income taxes, depreciation and amortization. We believe EBITDA provides useful information regarding our financial condition and results of operations because EBITDA is useful for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business. We also use EBITDA as one measure in determining the value of other acquisitions and dispositions. The following table reconciles net operating income (loss) to EBITDA:

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended March 31, 2003

Net Operating Income (loss)	$821	$(2,379)	$(1,865)	$(3,423)

Add back:

Depreciation and amortization	4,278	404	—	4,682

EBITDA	$5,099	$(1,975)	$(1,865)	$1,259

Three months ended March 31, 2002

Net Operating Income (loss)	$(244)	$—	$(119)	$(363)

Add back:

Depreciation and amortization	2,528	—	—	2,528

EBITDA	$2,284	$—	$(119)	$2,165

      EBITDA decreased $0.9 million, or 41%, to $1.3 million for the three months ended March 31, 2003, from $2.2 million for the three months ended March 31, 2002. Major components of this decrease were:

•	Hotel Management segment’s EBITDA increased by $2.8 million to $5.1 million for the three months ended March 31, 2003, from $2.3 million for the three months ended March 31, 2002. This increase is due to the increase in hotel management operations subsequent to our merger with Interstate Hotels on July 31, 2002.

•	Corporate Housing segment’s EBITDA was $(2.0) million for the three months ended March 31, 2003 compared to $0 for the same period 2002. Corporate housing operations are included in the results of operations beginning on August 1, 2002, after the merger between Interstate and MeriStar on July 31, 2002.

•	The remaining EBITDA decreased by $1.8 million, from $(0.1) million for the three months ended March 31, 2003, to $(1.9) million for the same period 2002. This increase is due to $1.9 million of merger and integration costs included in the first quarter of 2003, compared to $0.1 million of tender offer costs in the same period 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

      Working Capital — We had $15.5 million of cash and cash equivalent assets at March 31, 2003, compared to $7.1 million at December 31, 2002, and working capital deficit (current assets less current liabilities) of $(4.3) million at March 31, 2003 compared to $(13.1) million at December 31, 2002. This improvement in working capital of $8.8 million resulted primarily from timing of accounts receivable and accounts payable transactions.

      Operating Activities — Net cash used in operating activities was $0.8 million for the three months ended March 31, 2003, compared to $2.1 million for the three months ended March 31, 2002. The increase in cash of $1.3 million resulted primarily from the increase in net income for the periods presented, and timing of accounts receivable and accounts payable.

      If the continued weakness in the economy continues to negatively impact the financial results of our managed hotels and corporate housing operations, our management fee and corporate housing revenues could decrease, and we may incur additional losses from our minority investments. These events and factors, along with those described in Item 5, “Other Information,” could negatively impact our cash flows from operations and net income.

      Investing Activities — Net cash used in investing activities was $1.7 million for the three months ended March 31, 2003, compared to net cash used in investing activities of $0.7 million for the three months ended March 31, 2002. This increase in use of cash is partially due to an increase in purchases of property and equipment and intangible assets of $1.1 million combined in the first quarter of 2003 compared to $0 for the same period 2002. The increase is also due to an increase in restricted cash of $0.9 million from two of our consolidated subsidiaries. These increases are offset by merger-related costs of approximately $0.4 million paid during the first quarter of 2002.

      On February 21, 2002, we participated in restructuring of the ownership and financing for the Renaissance Worldgate Hotel in Kissimmee, Florida in order to address the hotel’s financial difficulties. As part of this restructuring, the following occurred:

•	The majority owners of the hotel redeemed our 20% non-controlling equity interest in exchange for mutual releases with respect to the obligations of the hotel, and we received a payment of $0.9 million towards the accounts receivable owed to us by the hotel.

•	The hotel owner also issued a promissory note of $0.3 million to us for the remaining accounts receivable we were owed. This note bears interest at the rate of nine percent per annum and is payable in equal quarterly installments beginning January 1, 2003. The hotel owner did not pay the first installment when due on January 1, 2003, or the second installment when due on April 30, 2003.

•	We and the hotel owner amended the management agreement for the hotel. We waived our management fees for the period from July 1, 2001 through February 21, 2002 and agreed to reduce our base management fee for periods following February 21, 2002.

      The majority owners and the principal lender for the hotel are affiliated with CGLH Partners I L.P. and CGLH Partners II L.P., which are entities affiliated with Lehman Brothers Holdings, Inc, and several of our directors. CGLH Partners I and CGLH Partners II are, collectively, our largest shareholder. They have five designees on our board of directors.

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

      Financing Activities — Net cash provided by (used in) financing activities was $10.9 million for the three months ended March 31, 2003, compared to $(1.0) million for the three months ended March 31, 2002. This increase in cash was due primarily to the following:

•	debt repayments of $55.5 million, including $42.1 million associated with the repayment of the MeriStar Hospitality term loan, and $13.4 million associated with repayments of our revolving credit facility; offset by

•	borrowings of $68.0 million, consisting of $40.0 million associated with the new subordinated term loan, and $28.0 of borrowings from our senior credit facility; and

•	financing fees paid of $1.7 million associated with the new subordinated term loan.

      We are required to distribute 1.6627% of cash flows from the operations of Interstate Hotels, LLC, one of our operating subsidiaries, to Wyndham International, Inc. (“Wyndham”), based on Wyndham’s common interest in that entity. The net distribution payable to Wyndham through March 31, 2003, approximated $0.3 million.

      Senior Credit Agreement — Effective July 31, 2002, in connection with the closing with the MeriStar-Interstate merger, we entered into a $113.0 million senior credit agreement with a group of banks. The senior credit agreement consists of a $65.0 million term loan due on July 28, 2005 and a $48.0 million revolving credit facility due on July 28, 2005 (with a one-year extension at our option). The interest rate on the senior credit agreement is LIBOR plus 3.00% to 4.50%, depending upon our meeting certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At March 31, 2003, we were in compliance with these covenants. At March 31, 2003, borrowings under the senior credit agreement bore interest at a rate of 5.26% per annum. We incurred $1.1 million of interest expense on the senior credit agreement for the three months ended March 31, 2003. As of May 5, 2003, the total availability under our senior credit agreement was $27.0 million.

      MeriStar Hospitality Term Loan — In January 2003, in connection with the repayment of the MeriStar Hospitality term loan, we completed a discounted repayment of the MeriStar Hospitality term loan for $42.1 million, realizing a gain of $13.6 million. We financed part of the repayment with proceeds from a $40.0 million subordinated term loan that matures in January 2007 and carries a coupon rate of LIBOR plus a spread of 8.50%. We funded the remainder of the repayment out of available cash.

      Subordinated Term Loan — In January 2003, we entered into a $40.0 subordinated term loan with Lehman Brothers Holdings, Inc. that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under our senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At March 31, 2003, we were in compliance with these covenants. At March 31, 2003, borrowings under the subordinated term loan bore interest at a rate of 9.88% per annum. We incurred $0.9 million of interest expense on the subordinated term loan for the three months ended March 31, 2003.

      Liquidity — In 2003, we expect to incur additional merger-related costs (primarily related to relocation of employees and other business integration costs) and to make payments on merger-related restructuring accruals we established in 2002. We estimate the total cash outlay for restructuring and merger-related costs in 2003 to be approximately $6.0–8.0 million.

      We believe that cash generated by our operations, together with borrowing capacity under our senior credit agreement, will be sufficient to fund our requirements for working capital, capital expenditures and debt service for the next twelve months. We expect to continue to seek acquisitions of hotel management businesses and management contracts, and joint venture opportunities where we can participate in the ownership of hotels we manage. We expect to finance future acquisitions through a combination of additional borrowings under our credit facility and the issuance of equity instruments (that is, common stock or operating partnership units) or additional/replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.

Contractual Obligations and Maturities of Indebtedness

      The following table summarizes our contractual obligations at March 31, 2003, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (amounts in thousands):

	Senior credit	Promissory	Subordinated	Non-cancelable
	facility	note	Term loan	leases	Total

2003	$1,219	$—	$—	$22,559	$23,778

2004	1,625	—	—	11,498	13,123

2005	61,750	—	—	9,199	70,949

2006	24,000	—	—	8,032	32,032

2007	—	—	40,000	7,154	47,154

thereafter	—	4,170	—	17,419	21,589

Total	$88,594	$4,170	$40,000	$75,861	$208,625

      Long-Term Debt: For principal repayment and debt service obligations with respect to our long-term debt, see note 6 to our condensed consolidated financial statements.

      Lease Commitments: We lease apartments for our Corporate Housing division and office space for our corporate offices. The leases terminate at various times up and through 2014.

      Management Agreement Commitments: Under the provisions of management agreements with certain hotel owners, we have outstanding commitments as of May 7, 2003, to provide an aggregate of $4.2 million to these hotel owners in the form of investments or working capital loans. The loans may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is currently unknown.

      Equity Investment Funding: In connection with our equity investments in hotel real estate, we are party to various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. The timing and amount of such contributions of capital is currently unknown. We have non-controlling equity interests in eight hotel real estate limited partnerships and limited liability companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

      Our senior secured credit facility matures July 31, 2005, with a one year extension at our option. At March 31, 2003, we had borrowings of $88.6 million outstanding on the facility. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus a spread of 3.0% to 4.5% depending on our meeting certain financial covenants. The weighted average effective interest rate was 5.26% at March 31, 2003. We have determined that the fair value of the debt approximates its carrying value.

      Our $56.1 million of long-term debt under the MeriStar Hospitality term loan at December 31, 2002 was due to mature on July 31, 2007. In January 2003, we completed a discounted repayment of the MeriStar Hospitality term loan. We refinanced the repayment with the proceeds from a $40.0 million subordinated term loan and realized a gain of $13.6 million. The subordinated term loan carries a variable interest rate, based on the 30-day London Interbank Offered Rate plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. The remainder of the repayment was funded out of available cash.

      A 1.0% change in the 30-day London Interbank Offered Rate would have changed our interest expense by approximately $0.2 million for the three months ended March 31, 2003.

      In October 2002, we entered into a $30.0 million, two-year interest rate swap agreement with a financial institution in order to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day London Interbank Offered Rate at 2.50%. The fair value of the swap agreement was a liability of $(0.4) million at March 31, 2003.

      In March 2003, we entered into a $35.0 million, twenty-two month interest rate cap agreement with a financial institution in order to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day London Interbank Offered Rate at 4.50%. At March 31, 2003, the fair value of the swap agreement was not material.

      Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 3.4% and 1.4% of our revenue for the three month periods ended March 31, 2003 and 2002, respectively from services performed in Canada, the United Kingdom, France, and Moscow. Our foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2003. To date, since most of our foreign operations have been largely self-contained or dollar-denominated, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any significant foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-1(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, it was concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

      Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.

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

Item 2.	Changes in Securities and Use of Proceeds

      In connection with the merger transaction between MeriStar and Interstate, which closed on July 31, 2002, we effected a one-for-five reverse split of our common stock, par value $0.01 per share. All financial information in this report, including per share data, has been calculated giving effect to the reverse stock split.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

Forward-Looking Information

      Information both included in and incorporated by reference in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe”, “intend”, or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospectus include, but are not limited to:

•	the current slowdown of the national economy;

•	economic conditions generally and the real estate market specifically;

•	the impact of the September 11, 2001 terrorist attacks and actual or threatened future terrorist incidents or hostilities;

•	the war with Iraq, continuing conflicts in that geographic region and related ongoing U.S. involvement;

•	international geopolitical difficulties or health concerns;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in laws and regulations applicable to the companies, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;

•	failure to renew essential management contracts or business leases;

•	competition from other hospitality companies, pricing pressures and variations in lease and room rental rates;

•	litigation involving antitrust, consumer and other issues; and

•	loss of any executive officer or failure to hire and retain highly qualified employees.

      These factors and the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made or incorporated by reference in this registration statement. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not undertake any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2002, should be considered in evaluating any forward-looking statements in this quarterly report on Form 10-Q.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

Exhibit No.	Description of Document

4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4	Registration Rights Agreement, dated March 31, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
9.1	Board Composition Agreement, dated as of July 31, 2002, among the Company. and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 9.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)
10.2.2	Second Amendment to the Senior Credit Agreement dated January 10, 2003.
10.3.2	Second Amendment to the Intercompany Agreement.
10.6	Subordinated Unsecured Term Loan Agreement, dated as of January 10, 2003, made by Lehman Commercial Paper, Inc., as Administrative Agent, to MeriStar H&R Operating Company, L.P.
10.9.2	Second Amendment to the Non-employee Directors’ Incentive Plan.
10.10.1	Amendment to the Employee Stock Purchase Plan.
99.1	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.
99.2	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.

      (b) Reports on Form 8-K

      Current report on Form 8-K (Item 5 and 7) dated and filed on February 12, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

/s/ JAMES A. CALDER

James A. Calder
Chief Financial Officer
(Duly authorized officer)
(Principal financial officer)

Dated: May 12, 2003

CERTIFICATIONS

I, Paul W. Whetsell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interstate Hotels & Resorts, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer

Dated: May 12, 2003

CERTIFICATIONS

I, James A. Calder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interstate Hotels & Resorts, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES A. CALDER

James A. Calder
Chief Financial Officer

Dated: May 12, 2003