Form 10-Q
period 2003-06-30
INTERSTATE HOTELS & RESORTS INC
filed 2003-08-12
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14331

Interstate Hotels & Resorts, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2101815
(State of Incorporation)	(IRS Employer Identification No.)

4501 N. Fairfax Drive Arlington, VA (Address of Principal Executive Offices)	22203 (Zip Code)

www.ihrco.com

This Form 10-Q can be accessed at no charge through above website.

Registrant’s Telephone Number, Including Area Code:

(703) 387-3100

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The number of shares of Common Stock, par value $0.01 per share, outstanding at August 7, 2003 was 20,622,004.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:     Financial Statements

INTERSTATE HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,911	$7,054
Restricted cash	2,982	1,366
Accounts receivable, net of allowance for doubtful accounts of $4,801 at June 30, 2003 and $4,125 at December 31, 2002	34,045	13,532
Insurance premiums receivable	1,244	5,638
Due from MeriStar Hospitality	5,925	10,500
Prepaid expenses and other current assets	10,398	11,783

Total current assets	77,505	49,873
Marketable securities	1,057	2,413
Property and equipment, net	23,490	24,894
Officers and employees notes receivable	363	373
Investments in and advances to affiliates	25,274	25,199
Deferred income taxes	18,289	20,174
Goodwill	90,332	91,960
Intangible assets, net	61,154	65,795

Total assets	$297,464	$280,681

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$77,276	$60,363
Income taxes payable	1,528	1,000
Current portion of long-term debt	1,625	1,625

Total current liabilities	80,429	62,988
Deferred compensation	1,057	2,413
Long-term debt	130,583	132,614

Total liabilities	212,069	198,015
Minority interests	4,592	6,242
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 20,617 and 20,557 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	206	205
Treasury stock	(69)	(46)
Paid-in capital	138,415	138,268
Accumulated other comprehensive loss	64	(249)
Accumulated deficit	(57,813)	(61,754)

Total stockholders’ equity	80,803	76,424

Total liabilities, minority interests and stockholders’ equity	$297,464	$280,681

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

		(as restated)		(as restated)
Revenue:
Lodging revenues	$932	$779	$1,768	$1,455
Management fees	15,261	4,866	29,456	9,128
Corporate housing	28,392	—	54,211	—
Other revenue	2,947	5,451	6,829	9,464

	47,532	11,096	92,264	20,047
Other revenue from managed properties	212,105	71,874	424,602	134,315

Total revenue	259,637	82,970	516,866	154,362
Operating expenses by department:
Lodging expenses	664	549	1,284	1,030
Corporate housing	23,511	—	45,633	—
Undistributed operating expenses:
Administrative and general	17,167	10,021	36,035	16,207
Depreciation and amortization	3,666	2,582	8,348	5,110
Merger and integration costs	606	—	2,470	—
Tender offer costs	—	881	—	1,000

	45,614	14,033	93,770	23,347
Other expenses from managed properties	212,105	71,874	424,602	134,315

Total operating expenses	257,719	85,907	518,372	157,662

Net operating income (loss)	1,918	(2,937)	(1,506)	(3,300)
Interest expense, net	2,519	2,160	4,828	3,135
Equity in losses of affiliates	218	416	566	596
Conversion incentive payment–convertible notes	—	7,307	—	7,307
Gain on refinancing	—	—	(13,629)	—

Income (loss) before minority interest and income taxes	(819)	(12,820)	6,729	(14,338)
Minority interest expense (benefit)	(7)	(12)	161	52
Income tax expense (benefit)	(325)	(1,546)	2,627	(2,093)

Net income (loss)	(487)	(11,262)	3,941	(12,297)
Mandatorily redeemable preferred stock:
Dividends	—	148	—	307
Accretion	—	340	—	355
Conversion incentive payment–preferred stock	—	1,943	—	1,943

Net income (loss) available to common shareholders	$(487)	$(13,693)	$3,941	$(14,902)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain	208	—	234	—
Unrealized loss on investments and other	(55)	—	(46)	—

Comprehensive income (loss)	$(334)	$(13,693)	$4,129	$(14,902)

Weighted average number of:
Basic shares outstanding	20,609	5,607	20,593	5,440
Diluted shares outstanding	20,609	5,607	21,226	5,440
Net income (loss) available to common shareholders per basic share	$(0.02)	$(2.44)	$0.19	$(2.74)

Net income (loss) available to common shareholders per diluted share	$(0.02)	$(2.44)	$0.19	$(2.74)

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,

	2003	2002

		(as restated)
Cash flows from operating activities:
Net income (loss)	$3,941	$(12,297)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,348	5,110
Gain on refinancing	(13,629)	—
Equity in loss of affiliates	566	596
Minority interest	143	52
Deferred income taxes	1,885	(1,357)
Write-off of assets	1,415	—
Amortization of mandatorily redeemable preferred stock	—	1,375
Stock option expense	1	790
Other	8	2,082
Changes in assets and liabilities:
Accounts receivable, net	(11,235)	(7,448)
Prepaid expenses and other current assets	901	51
Accounts payable and accrued expenses	17,227	2,179

Net cash provided by (used in) operating activities	9,571	(8,867)

Cash flows from investing activities:
Change in restricted cash	(1,616)	(28)
Purchase of property and equipment, net	(1,722)	(44)
Purchases of intangible assets	(580)	—
Purchases of marketable securities	—	(1,061)
Proceeds from sale of marketable securities	—	795
Net cash (invested for) received from equity investments in hotel real estate	(87)	134
Change in officers and employees notes receivable, net	10	(176)
Change in advances to affiliates, net	(482)	1
Merger-related acquisition costs	—	(1,729)
Deposits and other	—	64

Net cash used in investing activities	(4,477)	(2,044)

Cash flows from financing activities:
Borrowings under subordinated term loan	40,000	—
Borrowings under senior revolver	40,000	—
Repayment of term loan	(42,052)	(1,555)
Repayments on senior revolver and note payable	(25,962)	—
Proceeds from issuance of common stock	138	80
Dividends paid on mandatorily redeemable preferred stock	—	(307)
Financing fees paid	(1,690)	(42)
Common stock repurchased	(23)	—
Conversion incentive payment-preferred stock	—	(1,943)
Other	—	10

Net cash provided by (used in) financing activities	10,411	(3,757)

Effect of exchange rate on cash	352	—

Net increase (decrease) in cash and cash equivalents	15,857	(14,668)
Cash and cash equivalents at beginning of period	7,054	39,040

Cash and cash equivalents at end of period	$22,911	$24,372

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except per share amounts)

1.     ORGANIZATION

Formation of Interstate Hotels & Resorts

      MeriStar Hotels & Resorts, Inc., or MeriStar, and Interstate Hotels Corporation, or Interstate, entered into an Agreement and Plan of Merger, dated May 1, 2002 as amended on June 3, 2002. In the merger transaction, Interstate merged with and into MeriStar, and MeriStar was renamed Interstate Hotels & Resorts, Inc. On July 31, 2002, after receiving the required stockholder approvals, MeriStar and Interstate completed the merger. The transaction was a stock-for-stock merger of Interstate into MeriStar in which Interstate stockholders received 4.6 shares of common stock for each share of Interstate stock outstanding. Holders of MeriStar common stock and operating partnership units continued to hold their stock and units following the merger. In connection with the merger, the holders of Interstate’s convertible debt and preferred equity shares converted those instruments into shares of common stock of the surviving company. Immediately following the merger, we effected a one-for-five reverse stock split.

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

      The consolidated interim financial statements for the three- and six-month periods ended June 30, 2002 reflect the historical results of operations of Interstate, the accounting acquiror. After the merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Summary

      We are the largest independent hotel management company in the United States, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. We also own one hotel. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services, and centralized accounting services.

      As of June 30, 2003, we managed 347 properties with 75,556 rooms in 44 states, the District of Columbia, Canada, and Russia. We wholly own one of these properties and have non-controlling equity interests in 26 of these hotels. In addition, at June 30, 2003, we had 3,453 apartments under lease in the United States, Canada, the United Kingdom and France. Our subsidiary operating partnerships indirectly hold substantially all of our assets. We are the sole general partner of those operating partnerships. We and certain independent third parties are limited partners of the partnerships. The interests of those third parties are reflected in minority interests on our balance sheet. The partnership agreements give the general partners full control over the business and affairs of the partnerships.We manage all 105 properties owned by MeriStar Hospitality Corporation, a real estate investment trust, or REIT. We also have an intercompany agreement with MeriStar Hospitality. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

      We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

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

Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to provide alternative methods of transition for a voluntary change to the expense recognition provisions of the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, we have elected to adopt the fair-value method of accounting for stock options under SFAS No. 148, using the prospective method. We will record in our statement of operations the expense related to stock options issued after January 1, 2003.

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

      Pro forma information regarding net income and earnings per share has been determined as if we had accounted for all of our employee stock options using the fair value method. Had compensation cost for all

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options been determined based on the fair value at the grant date for awards under our plans, our net loss and per share amounts would have been reduced to the pro forma amounts indicated as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) available to common shareholders, as reported	$(487)	$(13,693)	$3,941	$(14,902)
Add: Stock-based employee compensation expense included in reported net income	15	—	15	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(16)	(12)	(16)	(14)

Net income (loss) available to common shareholders, pro forma	$(488)	$(13,705)	$3,940	$(14,916)
Earnings per share:
Basic, as reported	$(0.02)	$(2.44)	$0.19	$2.74
Basic, pro forma	$(0.02)	$(2.44)	$0.19	$2.74
Diluted, as reported	$(0.02)	$(2.44)	$0.19	$2.74
Diluted, pro forma	$(0.02)	$(2.44)	$0.19	$2.74

      The effects of applying Statement of Financial Accounting Standards No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) available to common shareholders and earnings (loss) per share for future years.

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

      During the third quarter of 2002, with an effective date of January 1, 2002, we began recording incentive management fees in accordance with Method No. 1 of EITF Topic No. D-96, “Accounting for Management Fees Based on a Formula,” in which incentive management fees are recorded in the period that it is certain the incentive management fees are earned, which for annual incentive fee measurements typically is in the last month of the annual contract period. This change in accounting method had no effect on the total annual management fees earned or amount of cash we were paid, but did affect the timing of recognizing the revenue from these fees. The effect of this change on the three months ended June 30, 2002 was to increase the net loss available to common shareholders by $1,029 ($0.18 per share) to a net loss available to common shareholders of $13,693 ($2.44 per share). The effect of this change on the six months ended June 30, 2002 was to increase the net loss available to common shareholders by $1,949 ($0.36 per share) to a net loss available to common shareholders of $14,902 ($2.74 per share). These changes are reflected in our statement of operations for the three and six months ended June 30, 2002.

Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, Technical Corrections”. This statement rescinds FASB Statement No. 4,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Reporting Gains and Losses from Extinguishment of Debt”, and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this amendment during 2002. In accordance with the guidelines, we accounted for our gain on debt refinancing in 2003 in income (loss) before minority interests and income taxes, rather than as an extraordinary item.

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“FIN 45”), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate the entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 will not impact our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. If we enter into contracts of this nature after June 30, 2003, we will comply with SFAS No. 149.

      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments issued or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In the instance that we issue such instruments, we will follow the guidelines of SFAS No. 150.

3.     EARNINGS PER SHARE

      We calculate our basic earnings per common share by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Our diluted earnings

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The details of basic and diluted earnings (loss) per common share for the three and six month periods ended June 30, 2003 and 2002 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) available to common stockholders	$(487)	$(13,693)	$3,941	$(14,902)
Weighted average number of common shares outstanding (in thousands)	20,609	5,607	20,593	5,440
Basic earnings (loss) per share	$(0.02)	$(2.44)	$0.19	$(2.74)

Weighted number of diluted shares outstanding (in thousands)	20,609	5,607	21,226	5,440
Diluted earnings (loss) per share	$(0.02)	$(2.44)	$0.19	$(2.74)

4.     INTANGIBLE ASSETS

      Intangible assets consist of the following:

	June 30,	December 31,
	2003	2002

Management contracts	$60,631	$84,163
Franchise fees	1,945	1,945
Deferred financing fees	3,334	2,882
Other	464	586

	66,374	89,576
Less accumulated amortization	(5,220)	(23,781)

	$61,154	$65,795

      On July 1, 2002, MeriStar assigned the leases of 47 hotels to a subsidiary of Winston Hotels, Inc. under a provision of the REIT Modernization Act that allows REITs to lease their owned hotels. As part of this agreement, we had continued to operate 33 of Winston’s properties. During April 2003, Winston notified us of their intention to terminate the management contracts. No management contract termination fees were received from Winston. In connection with the termination of the Winston contracts, we wrote off $587 of unamortized management contract costs during the three months ended June 30, 2003. This amount is included in administrative and general expense in our statement of operations.

      MeriStar Hospitality has announced plans to sell up to 40 of its 105 hotels, all of which we currently manage. This represents approximately 12% of our total managed hotels. If we are terminated as manager upon the sale of one of MeriStar Hospitality’s hotels, we will generally receive a termination fee equal to the remaining payments (discounted using a 10% rate) under the then-existing term of the management agreement. Our management agreements with other owners generally have limited or no termination fees due

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to us if our management agreement is terminated upon the sale of the hotel. The termination of management contracts as a result of hotel dispositions could have an adverse effect on our revenues. During the second quarter of 2003, MeriStar Hospitality disposed of one hotel which we had managed, and we wrote off $166 of unamortized management contract costs associated with that hotel. This amount is included in administrative and general expense in our statement of operations.

      In addition, during the second quarter:

•	we wrote off an additional $48 of other unamortized management contracts terminated during the quarter,

•	we recorded $190 of additional management contract costs, and

•	we wrote off $21,965 of fully amortized management contracts and related accumulated amortization.

      We incurred aggregate amortization expense of $2,437 and $2,561 on these intangible assets for the three months ended June 30, 2003 and 2002, respectively. We incurred aggregate amortization expense of $5,812 and $5,070 on these assets for the six months ended June 30, 2003 and 2002, respectively.

      Our estimated amortization expense for the next five years is expected to be as follows:

Year ending December 31, 2003	$7,695
Year ending December 31, 2004	3,448
Year ending December 31, 2005	3,255
Year ending December 31, 2006	2,914
Year ending December 31, 2007	2,735

5.     GOODWILL

      At December 31, 2002, we had $91,960 of goodwill, all of which related to the merger between Interstate and MeriStar on July 31, 2002. During the second quarter 2003, we recorded an adjustment to the purchase price relating to the merger on July 31, 2002, resulting in a decrease to goodwill in the amount of $1,754. We also recognized an additional $126 of goodwill relating to an acquisition made in our Corporate Housing segment, also during the second quarter 2003.

      Our goodwill balance as of June 30, 2003, is $90,332. The carrying amount of goodwill by reportable segment as of June 30, 2003 is as follows:

Hotel Management	$81,131
Corporate Housing	9,201

Total	$90,332

6.     LONG-TERM DEBT

	June 30,	December 31,
	2003	2002

Senior credit agreement	$88,188	$74,000
Promissory note	4,020	4,170
MeriStar Hospitality term loan	—	56,069
Subordinated term loan	40,000	—

	132,208	134,239
Less current portion	(1,625)	(1,625)

	$130,583	$132,614

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Senior credit agreement — Effective July 31, 2002, in connection with the closing of the MeriStar-Interstate merger, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement consists of a $65,000 term loan and a $48,000 revolving credit facility. The term loan is payable in quarterly installments of $406 beginning January 1, 2003, with the balance due on July 28, 2005. The revolving credit facility is due on July 28, 2005 (with a one-year extension at our option). The interest rate on the senior credit agreement is LIBOR plus 3.00% to 4.50%, depending upon our meeting certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. The senior credit agreement also includes pledges of collateral, including the following:

•	Ownership interests of all existing subsidiaries and unconsolidated entities as well as any future material subsidiary or unconsolidated entity;

•	Owned hospitality properties; and

•	Other collateral that is not previously prohibited from being pledged by any of our existing contracts/agreements.

      At June 30, 2003, borrowings under the senior credit agreement bore interest at a rate of 5.71% per annum. We incurred $1,168 and $2,264 of interest expense on the senior credit agreement for the three and six months ended June 30, 2003, respectively.

      Promissory note — In March 2001, we entered into a promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated (“FelCor”) to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the three months ended June 30, 2003 and 2002, we incurred $125 and $125 of interest expense on the promissory note, respectively. For the six months ended June 30, 2003 and 2002, we incurred $250 and $250 of interest expense on the promissory note, respectively.

      In June 2003, we made a principal payment to FelCor on the promissory note in the amount of $150. As of June 30, 2003, the remaining balance on the promissory note is $4,020. In connection with the payment, FelCor contributed $150 as a partner contribution to our partnerships with FelCor. Our ownership interest in the partnerships was therefore reduced from 50% to 49.5%.

      MeriStar Hospitality term loan — In connection with the closing of the merger, effective July 31, 2002, we converted a $75,000 unsecured credit facility between MeriStar and MeriStar Hospitality to a $56,069 term loan due July 31, 2007. The term loan was subordinated to borrowings under our senior credit agreement. The MeriStar Hospitality term loan contained certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. In January 2003, we completed a discounted repayment of the MeriStar Hospitality term loan for $42,052. We financed part of the repayment with proceeds from a new $40,000 subordinated term loan and funded the remainder of the repayment out of available cash. The refinancing resulted in a gain of $13,629. That gain is included in our statement of operations for the six months ended June 30, 2003.

      We incurred no interest expense on the MeriStar Hospitality loan for the three months ended June 30, 2003 and $123 of interest expense on the six months ended June 30, 2003.

      Subordinated term loan — In January 2003, in connection with the discounted repayment of the MeriStar Hospitality term loan, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under the senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements and other customary restrictions. At June 30, 2003, borrowings under the subordinated term loan bore interest at a rate of 9.88% per annum. We incurred $997 and $1,887 of interest expense on the subordinated term loan for the three and six months ended June 30, 2003.

      Fair Value — Approximately 97% of our outstanding long-term debt is based on LIBOR rates plus an appropriate spread. We have determined that the fair value of our outstanding borrowings on our senior credit facility, promissory note and subordinated term loan approximate their carrying value at June 30, 2003.

7.     SEGMENT INFORMATION

      We are organized into two operating divisions: hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinctive products and services. We evaluate the performance of each division based on earnings before interest, taxes, depreciation and amortization (“EBITDA”).

      Prior to the MeriStar-Interstate merger on July 31, 2002, we operated in two reportable segments: (1) operations of luxury and upscale hotels and (2) operations of mid-scale, upper economy and budget hotels. Following the merger, we operate in the segments shown in the table below. The Other items in the tables below represent operating segment activity and assets for the non-reportable segments. The non-reportable segment activity includes merger costs in 2003 and tender offer costs and conversion incentive payments for convertible notes in 2002. The non-reportable segment for assets includes deferred tax assets and net deferred financing costs. For periods prior to the merger, we have combined our two previously reportable segments into the hotel management operating segment for presentation in the table shown below.

      A significant portion of our assets consist of intangible assets. Of those intangible assets, our management contracts are amortized over their remaining terms, and, in accordance with accounting principles generally accepted in the United States of America, those assets are subject to straight-line amortization. Because depreciation and amortization are non-cash items, we believe that presentation of EBITDA is more useful. EBITDA represents consolidated earnings before interest expense, income taxes, depreciation and amortization. We believe EBITDA provides useful information regarding our financial condition and results of operations because EBITDA is useful for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business. We also use EBITDA as one measure in determining the value of other acquisitions and dispositions. This financial measure, however, should be considered in addition to, not as a substitute for or as being superior to, operating losses, cash flows, or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

      The following table reconciles net income (loss) to EBITDA:

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended June 30, 2003
Net income (loss)	$735	$(863)	$(359)	$(487)
Adjustments:
Depreciation and amortization	3,253	413	—	3,666
Interest expense, net	2,267	252	—	2,519
Equity in losses of affiliates	218	—	—	218
Minority interest expense (benefit)	11	(12)	(6)	(7)
Income tax expense (benefit)	500	(584)	(241)	(325)

EBITDA	$6,984	$(794)	$(606)	$5,584

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended June 30, 2002
Net income (loss)	$(3,323)	$—	$(7,939)	$(11,262)
Adjustments:
Depreciation and amortization	2,582		—	2,582
Interest expense, net	2,160	—	—	2,160
Equity in losses of affiliates	416	—	—	416
Conversion incentive payment — convertible notes	—	—	7,307	7,307
Minority interest expense (benefit)	(10)	—	(2)	(12)
Income tax expense (benefit)	(1,299)	—	(247)	(1,546)

EBITDA	$526	$—	$(881)	$(355)

Six months ended June 30, 2003
Net Income (loss)	$(212)	$(2,382)	$6,535	$3,941
Adjustments:
Depreciation and amortization	7,531	817	—	8,348
Interest expense, net	4,345	483	—	4,828
Equity in loss of affiliates	566	—	—	566
Gain on refinancing	—	—	(13,629)	(13,629)
Minority interest expense (benefit)	(9)	(97)	267	161
Income tax expense (benefit)	(142)	(1,588)	4,357	2,627

EBITDA	$12,079	$(2,767)	$(2,470)	$6,842

Six months ended June 30, 2002
Net income (loss)	$(4,281)	$—	$(8,016)	$(12,297)
Adjustments:
Depreciation and amortization	5,110	—	—	5,110
Interest expense, net	3,135	—	—	3,135
Equity in losses of affiliates	596	—	—	596
Conversion incentive payment — convertible notes	—	—	7,307	7,307
Minority interest expense (benefit)	45		7	52
Income tax expense (benefit)	(1,795)	—	(298)	(2,093)

EBITDA	$2,810	$—	$(1,000)	$1,810

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information:

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended June 30, 2003
Revenue	$231,245	$28,392	$—	$259,637
EBITDA	$6,984	$(794)	$(606)	$5,584
Three months ended June 30, 2002
Revenue	$82,970	$—	$—	$82,970
EBITDA	$526	$—	$(881)	$(355)
Six months ended June 30, 2003
Revenue	$462,655	$54,211	$—	$516,866
EBITDA	$12,079	$(2,767)	$(2,470)	$6,842
Total assets	$262,202	$14,211	$21,051	$297,464
Six months ended June 30, 2002
Revenue	$154,362	$—	$—	$154,362
EBITDA	$2,810	$—	$(1,000)	$1,810
Total assets	$90,444	$—	$7,029	$97,473

      Revenues from foreign operations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Canada	$2,257	$239	$4,435	$423
United Kingdom	6,023	—	12,059	—
France	360	—	691	—
Russia	241	153	443	343

8.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Cash paid for:
Interest	$2,472	$894	$4,344	$1,869
Income taxes	244	—	506	258

8.     MERGER AND INTEGRATION COSTS

      Merger and integration costs for the three and six months ended June 30, 2003, were $606 and $2,470, respectively, compared to $0 for the same periods of 2002. These costs represent integration expenses, including professional fees, travel, and other transition costs associated with the merger of Interstate and MeriStar on July 31, 2002. This amount is included in our statement of operations as merger and integration costs.

9.     SUBSEQUENT EVENTS

      CNL Hospitality — On May 8, 2003, CNL Hospitality Properties, Inc. announced plans to acquire RFS Hotel Investors, Inc; on July 10, 2003, CNL completed the acquisition of RFS. Flagstone Hospitality Management, our wholly-owned subsidiary, currently manages 50 of the 57 former RFS hotel properties. We currently expect to continue to manage these hotels for a period of time. CNL has stated, however, that they

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expect to terminate our management contracts for many of the former RFS properties and intend to enter into management agreements with hotel brand management companies. We expect the terminations of these existing contracts to occur by December 31, 2003. Total management fees from these properties totaled $2,599 for the six months ended June 30, 2003. We expect to incur approximately $150 for the write-off of tangible and intangible assets, and incur approximately $100 of restructuring costs related to this transaction. We expect substantially all of these costs will be recorded in the 2003 fourth quarter.

      EITF Topic D-42 — On July 31, 2003, the Securities and Exchange Commission issued a clarification of Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption of Induced Conversion of Preferred Stock.” Topic D-42 provides, among other things, that any excess of the fair value of the consideration transferred to the holders of the preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share. The SEC’s clarification of the guidance in Topic D-42 provides that the carrying amount of the preferred stock should be reduced by the related issuance costs. The July 2003 clarification of Topic D-42 is effective for the quarter ending September 30, 2003 and is required to be reflected retroactively in the financial statements of prior periods. We have not previously considered issuance costs in determining the carrying amount of our preferred stock that was converted in 2002. The implementation of Topic D-42 increases our basic and diluted loss per share, from $(2.44) per share to $(2.52) per share for the three months ended June 30, 2002, and from $(2.74) per share to $(2.82) per share for the six months ended June 30, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share amounts)

Background

Formation of Interstate Hotels & Resorts

      MeriStar Hotels & Resorts, Inc., or MeriStar, and Interstate Hotels Corporation, or Interstate, entered into an Agreement and Plan of Merger, dated May 1, 2002 as amended on June 3, 2002. In the merger transaction, Interstate merged with and into MeriStar, and MeriStar was renamed Interstate Hotels & Resorts, Inc. On July 31, 2002, after receiving the required stockholder approvals, MeriStar and Interstate completed the merger. The transaction was a stock-for-stock merger of Interstate into MeriStar in which Interstate stockholders received 4.6 shares of common stock for each share of Interstate stock outstanding. Holders of MeriStar common stock and operating partnership units continued to hold their stock and units following the merger. In connection with the merger, the holders of Interstate’s convertible debt and preferred equity shares converted those instruments into shares of common stock of the surviving company. Immediately following the merger we effected a one-for-five reverse stock split.

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

      The consolidated interim financial statements for the three and six-month periods ended June 30, 2002 reflect the historical results of operations of Interstate, the accounting acquiror. After the merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Summary

      Overview — We are the largest independent hotel management company in the United States, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. We also own one hotel. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services, and centralized accounting services.

      As of June 30, 2003, we managed 347 properties with 75,556 rooms in 44 states, the District of Columbia, Canada, and Russia. We wholly own one of these properties and have non-controlling equity interests in 26 of these hotels. In addition, at June 30, 2003, we had 3,453 apartments under lease in the United States, Canada, the United Kingdom and France.

      Our subsidiary operating partnerships indirectly hold substantially all of our assets. We are the sole general partner of those operating partnerships. We and certain independent third parties are limited partners of the partnerships. The interests of those third parties are reflected in minority interests on our balance sheet. The partnership agreements give the general partners full control over the business and affairs of the partnerships.

      We manage all 105 properties owned by MeriStar Hospitality Corporation, a real estate investment trust, or REIT. We also have an intercompany agreement with MeriStar Hospitality. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand).

      On July 1, 2002, MeriStar assigned the leases of 47 hotels to a subsidiary of Winston Hotels, Inc. under a provision of the REIT Modernization Act that allows REITs to own their hotels through taxable subsidiaries. As part of this agreement, we had continued to operate 33 of Winston’s properties. After one year, Winston had the option to terminate the management contracts and during April 2003 notified us of its intention to do so. In connection with the termination of the Winston contracts, we wrote off $587 of unamortized management contract costs during the three months ended June 30, 2003. This amount is included in administrative and general expense in our statement of operations.

      Outlook — The sluggish economy, the war in Iraq, health concerns for travelers, and delays and difficulties in travel due to heightened security measures at airports continue to have a major impact on our operating results. Because of the significant slowdown of the economy over the past 24 months, our managed hotels have generally experienced significant declines in occupancy and average rates charged. Weaker hotel performance has reduced our base and incentive management fees, and also gives rise to additional losses under minority investments we have made in connection with some of the hotels that we manage.

      Additionally, the weaker hotel operating environment has caused some owners of our managed hotels to sell hotels to provide the owners with additional liquidity. When a hotel is sold, we are usually replaced as the hotel’s manager. MeriStar Hospitality has announced plans to sell up to 40 of its 105 hotels, all of which we currently manage, and other owners may also dispose of assets. If we are terminated as manager upon the sale of one of MeriStar Hospitality’s hotels, we will generally receive a termination fee equal to the remaining payments (discounted using a 10% rate) under the then-existing term of the management agreement. Our management agreements with other owners generally have limited or no termination fees due to us if our management agreement is terminated upon the sale of the hotel. Also, our management agreements with MeriStar Hospitality and many other owners contain performance standards. Those standards generally require the hotel to meet certain relative or absolute financial performance levels, often in comparison to budgeted amounts. We generally have a period to cure any performance standards we do not meet. In the event the hotel does not meet those performance standards and we do not cure within the period specified in the management contract, the hotel’s owner may have a right to terminate our management contract. The termination of management contracts as a result of hotel dispositions or our failure to meet performance standards would have an adverse effect on our revenues.

      In conjunction with recording the Interstate-MeriStar merger in 2002, we assigned estimated fair values to each of the management contracts considered purchased by Interstate, the accounting acquiror in the merger transaction. These assigned fair values are included as intangible assets on our balance sheet. We are amortizing these intangible assets over the terms of the management contracts. If one of these management contracts is terminated prior to its full term (for example, due to the sale of a hotel or an owner choosing to exercise a termination clause), we will record a loss on the write-off of the unamortized intangible asset value. During the second quarter of 2003, MeriStar Hospitality disposed of one hotel, and we wrote off $166 of intangible assets associated with that property. We will record additional, similar write-offs of intangible assets in future periods when MeriStar Hospitality sells hotels.

      The overall weak economy, the war in Iraq, and traveler health concerns have continued to negatively impact the demand for corporate relocations and long-term assignments, two primary drivers of our corporate housing operations. Geopolitical difficulties and traveler health concerns have significantly affected our European and Canadian operations. We expect those operations to continue to be impacted until business travel patterns are stabilized.

      These events have had and are expected to continue to have an adverse impact on our financial performance. In response to this current operating environment, we are continuing to work with the owners of our managed hotel properties to implement cost reduction and control measures to improve those properties’ operating results. We are also seeking to closely monitor and control our commitments for leased rental units in our corporate housing division, in order to minimize our exposure to further declines in demand for corporate housing units. We have significantly reduced our number of leased units in corporate housing markets with the greatest impact from the economic and traveler health issues.

      On May 8, 2003, CNL Hospitality Properties, Inc. announced plans to acquire RFS Hotel Investors, Inc; on July 10, 2003, CNL completed the acquisition of RFS. Flagstone Hospitality Management, our wholly-owned subsidiary, currently manages 50 of the 57 former RFS hotel properties. We currently expect to continue to manage these hotels for a period of time. CNL has stated, however, that they expect to terminate our management contracts for many of the former RFS properties and intend to enter into management agreements with hotel brand management companies. We expect the terminations of these existing contracts to occur by December 31, 2003. Total management fees from these properties totaled $2,599 for the six months ended June 30, 2003. We expect to incur approximately $150 for the write-off of tangible and intangible assets, and incur approximately $100 of restructuring costs related to this transaction. We expect substantially all of these costs will be recorded in the 2003 fourth quarter.

      As part of our management agreement services to a hotel owner, we generally obtain casualty (workers compensation and liability) insurance coverages for the hotel. In December 2002, one of the carriers we used to obtain casualty insurance coverages was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient close-out of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. Although we are indemnified under our management agreements for such amounts, we would be responsible contractually for claims in historical periods when we leased (in addition to managed) certain hotels. Based on the information currently available, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Relationship with MeriStar Hospitality

      We manage all 105 properties owned by MeriStar Hospitality Corporation, a real estate investment trust. We also have an intercompany agreement with MeriStar Hospitality. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities (excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand).

      Historically, we have had close operating, management and governance relationships with MeriStar Hospitality. We manage all of MeriStar Hospitality’s hotel properties under long-term management contracts and have, in the past, shared several key management personnel and board members with MeriStar Hospitality. Due to our merger with Interstate and our resulting increased scale, we and MeriStar Hospitality have split the management teams of the two companies although Paul W. Whetsell continues as the Chairman and Chief Executive Officer of both companies, and we share two other board members with MeriStar Hospitality.

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

      During the second quarter of 2003, we wrote off $801 of unamortized management contract costs relating to terminated contracts. Of this, $587 related to the termination of the Winston hotels as previously described, $166 related to a property terminated by MeriStar Hospitality, and $48 related to other terminated contracts during the quarter.

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

      Valuation Allowances — We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At June 30, 2003, we have recorded a $10,800 valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.

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

      This change in accounting method has no effect on the total annual management fees earned or amount of cash we are paid, but does affect the timing of recognizing the revenue from these fees. However, the effect of this change in accounting method for interim periods resulted in an adjustment of $3,050 that reduced incentive management fees recognized during the first and second quarter of 2002. The effect of this change on the second quarter of 2002 was to increase the net loss available to common shareholders by $1,029 ($0.18 per share) to a net loss available to common shareholders of $13,693 ($2.44 per share). The effect of this change on the six months ended June 30, 2002 was to increase the net loss available to common shareholders by $1,949 ($0.36 per share) to a net loss available to common shareholders of $14,902 ($2.74 per share). These changes are reflected in our statement of operations for the three and six months ended June 30, 2002.

Results of Operations

     Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

     Revenues

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

      The following table shows the operating statistics for our managed hotels on a same store basis for the three months ended June 30 (dollars not in thousands):

	2003	2002	Change

Revenue per available room	$67.83	$71.70	(5.4%)
Average daily rate	$99.35	$102.78	(3.3%)
Occupancy	68.3%	69.8%	(2.1%)

      Prior to the merger on July 31, 2002, Interstate managed 141 hotels with 29,752 rooms. On June 30, 2003 we managed 347 properties with 75,556 rooms.

      Our total revenue increased $176,667 to $259,637 for the three months ended June 30, 2003 compared to $82,970 in the same period of 2002. Major components of this increase were:

•	Lodging revenues consist of rooms, food and beverage and other department revenues from the Pittsburgh Airport Residence Inn by Marriott. These revenues increased $153, or 20%, from $779 for the three months ended June 30, 2002 to $932 for the three months ended June 30, 2003. This increase is primarily due to the increase in revenue per available room, resulting from a 28% increase in occupancy and a 6% decrease in average daily rate for this property between the periods presented.

•	Revenue from management fees increased $10,395, or 214%, from $4,866 for the three months ended June 30, 2002 to $15,261 for the three months ended June 30, 2003. An increase of $12,045 was due to the increase in number of managed hotels resulting from the merger on July 31, 2002, and additional contracts acquired since the merger. This increase was partially offset by a decrease in management fee revenues resulting from the loss of certain contracts, and the decrease in revenues at the managed hotels, due to the continued weakness in the U.S. economy and the impact of the war on travel.

•	Other revenue consists of insurance revenue from our captive insurance company subsidiary, purchasing revenue, accounting fees, technical services revenues, information technology support fees, renovation fees, and other fees. Other revenues decreased $2,504, or 46%, from $5,451 for the three months ended June 30, 2002 to $2,947 for the three months ended June 30, 2003. The majority of this decrease is due to a decline in insurance revenues from our captive insurance company. The remainder is due to an overall decrease in the other fees mentioned above.

•	Corporate housing revenue was $28,392 for the three months ended June 30, 2003. Corporate housing revenue is included in our results of operations beginning August 1, 2002 as a result of the merger.

•	We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. EITF No. 01-14, establishes standards for accounting for reimbursable expenses in the income statement. Under this pronouncement, the reimbursement of these costs is recorded as revenue with a corresponding expense recorded as “other expenses from managed properties” in our statement of operations. Reimbursable costs increased by $140,231, or 195%, to $212,105 for the three months ended June 30, 2003, from $71,874 for the same period in 2002. Substantially all of this increase is due to the increase in the number of employees and managed properties resulting from the merger.

     Operating expenses by department

      Total operating expenses by department increased $23,626 to $24,175 for the three months ended June 30, 2003 compared to $549 for the three months ended June 30, 2002. Factors primarily affecting the increase were:

•	Corporate housing expenses were $23,511 for the three months ended June 30, 2003. Corporate housing expenses are included in the results of operations beginning on August 1, 2002 after the merger.

•	Lodging expenses consist of rooms, food and beverage, other department expenses and property operating costs from the Pittsburgh Airport Residence Inn by Marriott. These expenses increased

$115, or 21%, from $549 for the three months ended June 30, 2002 to $664 for the three months ended June 30, 2003. This increase is a direct result of the increase in revenue from this hotel as described above.

     Undistributed operating expenses

      Undistributed operating expenses include the following items:

•	administrative and general;

•	depreciation and amortization;

•	merger and integration costs; and

•	tender offer costs

      Total undistributed operating expenses increased $7,955 or 59%, to $21,439 for the three months ended June 30, 2003, compared to $13,484 for the three months ended June 30, 2002. Factors primarily affecting the increase were:

•	Administrative and general expenses are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses. Administrative and general increased by $7,146 or 71%, from $10,021 for the three months ended June 30, 2002 to $17,167 for the three months ended June 30, 2003. The primary reason for this increase is attributable to the increase in expenses in all of the above departments resulting from the merger on July 31, 2002.

•	Depreciation and amortization expense increased by $1,084, or 42%, from $2,582 for the three months ended June 30, 2002, to $3,666 for the three months ended June 30, 2003. This increase is primarily due to the acquisition of certain depreciable and amortizable fixed assets in conjunction with the merger on July 31, 2002. These assets include management contracts and franchise fees. The amortization of deferred financing fees is included in interest expense.

•	Under EITF 01-14, the reimbursement of payroll, benefits, and certain other costs is recorded as revenue with a corresponding expense recorded as “other expenses from managed properties” in our statement of operations. Reimbursable costs increased by $140,231, or 195%, to $212,105 for the three months ended June 30, 2003, from $71,874 for the same period 2002. Substantially all of this increase is due to the increase in the number of employees and managed properties resulting from the merger of Interstate and MeriStar.

•	Merger and integration costs were $606 for the three months ended June 30, 2003, compared to $0 for the same period 2002. These costs include professional fees, travel, relocation costs and other transition costs.

•	Tender offer costs were $0 for the three months ended June 30, 2003, compared to $881 for the three months ended June 30, 2002. These costs related to the commencement of a partial tender offer to purchase 2,465,322 shares of Interstate’s Class A Common Stock by Shaner Hotel Group Limited Partnership and Shaner’s unsolicited proposals to combine the operations of Interstate with Shaner prior to the commencement of the tender offer. These costs were incurred for legal and professional fees. The tender offer expired May 31, 2002.

     Net income (loss) available to common shareholders

      Net income (loss) available to common shareholders increased $13,206 to $(487) for the three months ended June 30, 2003, from $(13,693) for the three months ended June 30, 2002. This increase is due to the increase in revenues offset by the increase in expenses, as discussed above, as well as the following:

•	Interest expense increased $359, or 17%, to $2,519 for the three months ended June 30, 2003, from $2,160 for the three months ended June 30, 2002. This increase is primarily due to the increase in outstanding debt following the merger, the increase in the amortization of deferred financing fees associated with the merger and the debt refinancing in January 2003. The amortization of deferred financing fees is included in interest expense.

•	Equity in loss of affiliates decreased $198, or 48%, to $218 for the three months ended June 30, 2003, from $416 for the same period in 2002. These losses consist of our proportionate share of the losses incurred through our non-controlling equity investments in various hotels. Losses were incurred by the hotels owned by our equity investee’s due to the weakness in the U.S. economy during 2002 and the continued weakness into 2003, followed by the impact of the war in 2003. Future adverse changes in the hospitality industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments.

•	Conversion incentive payment — convertible notes was a one-time payment of $7,307 in 2002. In October 2000, Interstate had issued Series B Preferred Stock and 8.75% Convertible Notes to CGLH Partners I LP and CGLH Partners II LP (collectively, the “Investor”), entities affiliated with Lehman Brothers, Inc. In connection with the Interstate — MeriStar merger on July 31, 2002, the Investor agreed to convert its preferred stock and convertible notes into Class A common stock, subject to certain restrictions. As an inducement to the conversion, we paid the Investor a total of $9,250 — $7,307 relating to the convertible notes, and $1,943 relating to the conversion of the preferred stock. The preferred stock conversion payment is shown as “Mandatorily redeemable preferred stock” in our statement of operations for the 2002 periods presented. There were no similar payments made in 2003.

•	Minority interest benefit decreased $5 to a benefit of $(7) for the three months ended June 30, 2003, compared to a benefit of $(12) for the same period 2002. This is due to the decrease in net loss for the period, and our increase in minority interest holders in connection with the merger on July 31, 2002.

•	Income tax benefit decreased by $1,221 to a benefit of $(325) for the three months ended June 30, 2003, from a benefit of $(1,546) for the same period 2002. This is due to the decrease in net loss before income taxes for the 2003 period. Our effective tax rate was 40% in 2003 and approximately 30% for the six months ended June 30, 2002.

     Earnings (loss) before interest, taxes, depreciation and amortization

      A significant portion of our assets consists of intangible assets. Of those intangible assets, our management contracts are amortized over their remaining terms, and, in accordance with generally accepted accounting principles, those assets are subject to straight-line amortization. Because depreciation and amortization are non-cash items, we believe that presentation of earnings before interest, taxes, depreciation and amortization, or EBITDA, is useful. EBITDA represents consolidated earnings before interest expense, income taxes, depreciation and amortization. We believe EBITDA provides useful information regarding our financial condition and results of operations because EBITDA is useful for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business. We also use EBITDA as one measure in determining the value of other acquisitions and dispositions. This financial measure, however, should be considered in addition to, not as a substitute for or as being superior to, operating losses, cash flows, or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

      We are organized into two operating divisions: hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinctive products and services. We evaluate the performance of each division based on EBITDA. Prior to the

MeriStar-Interstate merger on July 31, 2002, we operated in two reportable segments: (1) operations of luxury and upscale hotels and (2) operations of mid-scale, upper economy and budget hotels. Following the merger, we operate in the segments shown in the table below. The Other items in the tables below represent operating segment activity and assets for the non-reportable segments. The non-reportable segment activity includes merger costs in 2003 and tender offer costs and conversion incentive payments for convertible notes in 2002. The non-reportable segment for assets includes deferred tax assets and net deferred financing costs. For periods prior to the merger, we have combined our two previously reportable segments into the hotel management operating segment for presentation in the table shown below.

      The following table reconciles net income (loss) to EBITDA:

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended June 30, 2003
Net income (loss)	$735	$(863)	$(359)	$(487)
Adjustments:
Depreciation and amortization	3,253	413	—	3,666
Interest expense, net	2,267	252	—	2,519
Equity in losses of affiliates	218	—	—	218
Minority interest expense (benefit)	11	(12)	(6)	(7)
Income tax expense (benefit)	500	(584)	(241)	(325)

EBITDA	$6,984	$(794)	$(606)	$5,584

Three months ended June 30, 2002
Net income (loss)	$(3,323)	$—	$(7,939)	$(11,262)
Adjustments:
Depreciation and amortization	2,582	—	—	2,582
Interest expense, net	2,160	—	—	2,160
Equity in losses of affiliates	416	—	—	416
Conversion incentive payment — convertible notes	—	—	7,307	7,307
Minority interest expense (benefit)	(10)	—	(2)	(12)
Income tax expense (benefit)	(1,299)	—	(247)	(1,546)

EBITDA	$526	$—	$(881)	$(355)

      EBITDA increased $5,939, to $5,584 for the three months ended June 30, 2003, from $(355) for the three months ended June 30, 2002. Major components of this increase were:

•	Hotel Management segment’s EBITDA increased by $6,458 to $6,984 for the three months ended June 30, 2003, from $526 for the three months ended June 30, 2002. This increase is due to the increase in hotel management operations subsequent to our merger with Interstate Hotels on July 31, 2002, and the decrease in net loss.

•	Corporate Housing segment’s EBITDA was $(794) for the three months ended June 30, 2003 compared to $0 for the same period 2002. Corporate housing operations are included in the results of operations beginning on August 1, 2002, after the merger between Interstate and MeriStar on July 31, 2002.

•	The remaining EBITDA increased by $275, to $(606) for the three months ended June 30, 2003, from $(881) for the same period 2002. The 2002 amount represents amounts paid for tender offer costs included in net operating income, and the 2003 amount represents merger and integration costs associated with the merger on July 31, 2002. No similar costs were incurred in the same period of 2002.

     Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

     Revenues

      The following table shows the operating statistics for our managed hotels on a same store basis for the six months ended June 30 (dollars not in thousands):

	2003	2002	Change

Revenue per available room	$65.75	$68.18	(3.6%)
Average daily rate	$100.29	$102.83	(2.5%)
Occupancy	65.6%	66.3%	(1.1%)

      Our total revenue increased $362,504 to $516,866 for the six months ended June 30, 2003 compared to $154,362 in the same period of 2002. Major components of this increase were:

•	Lodging revenues consist of rooms, food and beverage and other department revenues from the Pittsburgh Airport Residence Inn by Marriott. These revenues increased $313, or 22%, from $1,455 for the six months ended June 30, 2002 to $1,768 for the six months ended June 30, 2003. This increase is primarily due to the increase in revenue per available room, resulting from a 25% increase in occupancy and a 3% decrease in average daily rate for this property between the periods presented.

•	Revenue from management fees increased $20,328, or 223%, from $9,128 for the six months ended June 30, 2002 to $29,456 for the six months ended June 30, 2003. An increase of $21,985 was due to the increase in number of managed hotels resulting from the merger on July 31, 2002, and additional contracts secured since the merger. This increase was partially offset by a decrease in management fee revenues resulting from the loss of certain contracts, and the decrease in revenues at the managed hotels, due to the continued weakness in the U.S. economy and the impact of the war on travel.

•	Other revenue consist of insurance revenue from our captive insurance company subsidiary, purchasing revenue, accounting fees, technical services revenues, information technology support fees, renovation fees, and other fees. Other revenues decreased $2,635 or 28%, from $9,464 for the six months ended June 30, 2002 to $6,829 for the six months ended June 30, 2003. The majority of this decrease is due to a decline in insurance revenues from our captive insurance company. The remainder is due to an overall decrease in the other fees mentioned above.

•	Corporate housing revenue was $54,211 for the six months ended June 30, 2003. Corporate housing revenue is included in our results of operations beginning August 1, 2002 as a result of the merger.

•	Under EITF 01-14, the reimbursement of payroll, benefits, and certain other costs is recorded as revenue with a corresponding expense recorded as “other expenses from managed properties” in our statement of operations. Reimbursable costs increased by $290,287, or 216%, to $424,602 for the six months ended June 30, 2003, from $134,315 for the same period in 2002. Substantially all of this increase is due to the increase in the number of employees and managed properties resulting from the merger. Additionally, our accounts receivable balance increased $20,513, from $13,532 at December 31, 2002 to $34,045 at June 30, 2003. This increase is primarily due to the timing of billings for reimbursable expenses received from hotel owners.

     Operating expenses by department

      Total operating expenses by department increased $45,887 to $46,917 for the six months ended June 30, 2003 compared to $1,030 for the six months ended June 30, 2002. Factors primarily affecting the increase were:

•	Corporate housing expenses were $45,633 for the six months ended June 30, 2003. Corporate housing expenses are included in the results of operations beginning on August 1, 2002 after the merger.

•	Lodging expenses consist of rooms, food and beverage, other department expenses and property operating costs from the Pittsburgh Airport Residence Inn by Marriott. These expenses increased

$254, or 25%, from $1,030 for the six months ended June 30, 2002 to $1,284 for the six months ended June 30, 2003. This increase is a direct result of the increase in revenue from this hotel as described above.

     Undistributed operating expenses

      Undistributed operating expenses include the following items:

•	administrative and general;

•	depreciation and amortization;

•	merger and integration costs; and

•	tender offer costs.

      Total undistributed operating expenses increased $24,536 or 110%, to $46,853 for the six months ended June 30, 2003, compared to $22,317 for the six months ended June 30, 2002. Factors primarily affecting the increase were:

•	Administrative and general expenses are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses. Administrative and general increased by $19,828 or 122%, from $16,207 for the six months ended June 30, 2002 to $36,035 for the six months ended June 30, 2003. The primary reason for this increase is attributable to the increase in expenses in all of the above departments resulting from the merger on July 31, 2002.

•	Depreciation and amortization expense increased by $3,238, or 63%, from $5,110 for the six months ended June 30, 2002, to $8,348 for the six months ended June 30, 2003. This increase is primarily due to the acquisition of certain depreciable and amortizable fixed assets in conjunction with the merger on July 31, 2002. These assets include management contracts and franchise fees. The amortization of deferred financing fees is included in interest expense.

•	Under EITF 01-14, the reimbursement of payroll, benefits, and certain other costs is recorded as revenue with a corresponding expense recorded as “other expenses from managed properties” in our statement of operations. Reimbursable costs increased by $290,287, or 216%, to $424,602 for the six months ended June 30, 2003, from $134,315 for the same period 2002. Substantially all of this increase is due to the increase in the number of employees and managed properties resulting from the merger of Interstate and MeriStar.

•	Merger and integration costs were $2,470 for the six months ended June 30, 2003, compared to $0 for the same period 2002. These include professional fees, travel, relocation costs and other transition costs associated with the merger on July 31, 2002.

•	Tender offer costs were $0 for the six months ended June 30, 2003, compared to $1,000 for the six months ended June 30, 2002. These costs related to the commencement of a partial tender offer to purchase 2,465,322 shares of Interstate’s Class A Common Stock by Shaner Hotel Group Limited Partnership and Shaner’s unsolicited proposals to combine the operations of Interstate with Shaner prior to the commencement of the tender offer. These costs were incurred for legal and professional fees. The tender offer expired May 31, 2002.

     Net income (loss) available to common shareholders

      Net income (loss) available to common shareholders increased $18,843 to $3,941 for the six months ended June 30, 2003, from $(14,902) for the six months ended June 30, 2002. This increase is due to the increase in revenues partially offset by the increase in expenses, as discussed above, as well as the following:

•	Interest expense increased $1,693, or 54%, to $4,828 for the six months ended June 30, 2003, from $3,135 for the six months ended June 30, 2002. This increase is primarily due to the increase in outstanding debt following the merger, the increase in the amortization of deferred financing fees associated with the merger and the debt refinancing in January 2003. The amortization of deferred financing fees is included in interest expense.

•	Equity in loss of affiliates decreased $30, or 5%, to $566 for the six months ended June 30, 2003, from $596 for the same period in 2002. These losses consist of our proportionate share of the losses incurred through our non-controlling equity investees in various hotels. Losses were incurred by the hotels owned by our equity investments due to the weakness in the U.S. economy during 2002 and the continued weakness into 2003, followed by the impact of the war in 2003. Future adverse changes in the hospitality industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments.

•	Conversion incentive payment — convertible notes was a one-time payment to the Investor of $7,307 in 2002, made in connection with the Interstate-MeriStar merger on July 31, 2002. There were no similar payments made in 2003.

•	Gain on refinancing was $13,629 for the six months ended June 30, 2003, compared to $0 for the same period 2002. Our $56,069 of long-term debt under the MeriStar Hospitality term loan at December 31, 2002 was due to mature on July 31, 2007. In January 2003, we completed a discounted repayment of the MeriStar Hospitality term loan. We refinanced the repayment with the proceeds from a $40,000 subordinated term loan and realized a gain of $13,629.

•	Minority interest expense increased $109 to $161 for the six months ended June 30, 2003, compared to $52 for the same period 2002. This is due to the increase in net income for the period, and our increase in minority interest holders in connection with the merger on July 31, 2002.

•	Income tax expense increased by $4,720 to $2,627 for the six months ended June 30, 2003, from a benefit of $(2,093) for the same period 2002. This is due to the increase in net income before income taxes for the 2003 period, compared to a net loss before income taxes for the 2002 period. Our effective tax rate was 40% in 2003 and approximately 28% for the three months ended June 30, 2002.

     Earnings (loss) before interest, taxes, depreciation and amortization

      A significant portion of our assets consists of intangible assets. Of those intangible assets, our management contracts are amortized over their remaining terms, and, in accordance with generally accepted accounting principles, those assets are subject to straight-line amortization. Because depreciation and amortization are non-cash items, we believe that presentation of earnings before interest, taxes, depreciation and amortization, or EBITDA, is useful. EBITDA represents consolidated earnings before interest expense, income taxes, depreciation and amortization. We believe EBITDA provides useful information regarding our financial condition and results of operations because EBITDA is useful for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business. We also use EBITDA as one measure in determining the value of other acquisitions and dispositions. This financial measure, however, should be considered in addition to, not as a substitute for or as being superior to, operating losses, cash flows, or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

      We are organized into two operating divisions: hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinctive products and services. We evaluate the performance of each division based EBITDA. Prior to the MeriStar-

Interstate merger on July 31, 2002, we operated in two reportable segments: (1) operations of luxury and upscale hotels and (2) operations of mid-scale, upper economy and budget hotels. Following the merger, we operate in the segments shown in the table below. The Other items in the tables below represent operating segment activity and assets for the non-reportable segments. The non-reportable segment activity includes merger costs in 2003 and tender offer costs and conversion incentive payments for convertible notes in 2002. The non-reportable segment for assets includes deferred tax assets and net deferred financing costs. For periods prior to the merger, we have combined our two previously reportable segments into the hotel management operating segment for presentation in the table shown below.

      The following table reconciles net income (loss) to EBITDA:

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Six months ended June 30, 2003
Net Income (loss)	$(212)	$(2,382)	$6,535	$3,941
Adjustments:
Depreciation and amortization	7,531	817	—	8,348
Interest expense, net	4,345	483	—	4,828
Equity in loss of affiliates	566	—	—	566
Gain on refinancing	—	—	(13,629)	(13,629)
Minority interest expense (benefit)	(9)	(97)	267	161
Income tax expense (benefit)	(142)	(1,588)	4,357	2,627

EBITDA	$12,079	$(2,767)	$(2,470)	$6,842

Six months ended June 30, 2002
Net income (loss)	$(4,281)	$—	$(8,016)	$(12,297)
Adjustments:
Depreciation and amortization	5,110	—	—	5,110
Interest expense, net	3,135	—	—	3,135
Equity in losses of affiliates	596	—	—	596
Conversion incentive payment — convertible notes	—	—	7,307	7,307
Minority interest expense (benefit)	45	—	7	52
Income tax expense (benefit)	(1,795)	—	(298)	(2,093)

EBITDA	$2,810	$—	$(1,000)	$1,810

      EBITDA increased $5,032, to $6,842 for the six months ended June 30, 2003, from $1,810 for the six months ended June 30, 2002. Major components of this increase were:

•	Hotel Management segment’s EBITDA increased by $9,269 to $12,079 for the six months ended June 30, 2003, from $2,810 for the six months ended June 30, 2002. This increase is due to the increase in hotel management operations subsequent to our merger with Interstate Hotels on July 31, 2002, and the decrease in net loss.

•	Corporate Housing segment’s EBITDA was $(2,767) for the six months ended June 30, 2003 compared to $0 for the same period 2002. Corporate housing operations are included in the results of operations beginning on August 1, 2002, after the merger between Interstate and MeriStar on July 31, 2002.

•	The remaining EBITDA decreased by $1,470, to $(2,470) for the six months ended June 30, 2003, from $(1,000) for the same period 2002. The 2002 amount represents amounts paid for tender offer costs included in net operating income. The 2003 amount consists of merger and integration costs associated with the merger on July 31, 2002. No similar costs were incurred in the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

      Working Capital — We had $22,911 of cash and cash equivalents at June 30, 2003, compared to $7,054 at December 31, 2002, and working capital deficit (current assets less current liabilities) of $2,924 at June 30, 2003 compared to a working capital deficit of $13,115 at December 31, 2002. This improvement in working capital of $10,191 resulted primarily from draws on our line of credit.

      Operating Activities — Net cash provided by operating activities was $9,571 for the six months ended June 30, 2003, compared to net cash used in operating activities of $(8,867) for the six months ended June 30, 2002. The increase in cash of $18,438 resulted primarily from the increase in net income and the timing of accounts payable, partially offset by the gain on refinancing and an increase in accounts receivable for the periods presented.

      If the continued weakness in the economy continues to negatively impact the financial results of our managed hotels and corporate housing operations, our management fee and corporate housing revenues could decrease, and we may incur additional losses from our minority investments. These events and factors, along with those described in Item 5, “Other Information,” could negatively impact our cash flows from operating activities and net income.

      We are required to distribute 1.6627% of cash flows from the operations of Interstate Hotels, LLC, one of our operating subsidiaries, to Wyndham International, Inc., based on Wyndham’s common interest in that entity. The net distribution payable to Wyndham through June 30, 2003, approximated $293.

      Investing Activities — Net cash used in investing activities was $4,130 for the six months ended June 30, 2003, compared to net cash used in investing activities of $2,044 for the six months ended June 30, 2002. This increase in use of cash is partially due to an increase in purchases of property and equipment and intangible assets of $1,955 combined for the six months ended June 30, 2003 compared to $44 for the same period 2002. The increase is also due to an increase in restricted cash of $1,588 from two of our consolidated subsidiaries. These increases are partially offset by merger-related costs of approximately $1,729 paid during the first quarter of 2002.

      We formerly participated in the ownership of the Renaissance Worldgate Hotel in Kissimmee, Florida. The majority owners and the principal lender for the hotel are affiliated with CGLH Partners I L.P. and CGLH Partners II L.P., which are entities affiliated with Lehman Brothers Holdings, Inc., and several of our directors. CGLH Partners I and CGLH Partners II are, collectively, our largest shareholder. They have five designees on our board of directors.

      In conjunction with a restructuring of the ownership and financing of this property in 2002, the hotel owner issued a promissory note of $300 to us. The note bears interest at nine percent per annum and is payable in equal quarterly installments beginning January 1, 2003. The hotel owner has not paid the first two installments due in 2003. Additionally, we are owed approximately $1,180 from the hotel as of June 30, 2003. This balance represents management fees and amounts for unpaid certain reimbursable costs under our management contract for the hotel. We are currently engaged in discussions with the hotel’s owner regarding the payment of these amounts due to us.

      We periodically make equity investments in entities that own hotel properties we manage. We evaluate these investment opportunities based on financial and strategic factors such as the estimated potential value of the underlying hotel properties and the management fee revenues we can obtain from the investment. In May

2003, we formed a joint venture with Northridge Capital, a privately owned real estate investment company, to acquire up to $400,000 of hotel assets. The joint venture will be funded with approximately 50% equity and the balance in secured debt. Northridge Capital will contribute up to $45,000 in equity, we will contribute up to $5,000, and up to $150,000 will come from outside investors. The joint venture is scheduled to acquire its first hotel in August 2003.

      Financing Activities — Net cash provided by (used in) financing activities was $10,411 for the six months ended June 30, 2003, compared to $(3,757) for the six months ended June 30, 2002. This increase in cash was due primarily to the following:

•	debt repayments of $68,014, including $42,052 associated with the repayment of the MeriStar Hospitality term loan, and $25,962 associated with repayments of our revolving credit facility and note payable; offset by

•	borrowings of $80,000, consisting of $40,000 associated with the new subordinated term loan, and $40,000 of borrowings from our senior credit facility; and

•	financing fees paid of $1,690 associated with the new subordinated term loan.

      Senior Credit Agreement — Effective July 31, 2002, in connection with the closing with the MeriStar-Interstate merger, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement consists of a $65,000 term loan due on July 28, 2005 and a $48,000 revolving credit facility due on July 28, 2005 (with a one-year extension at our option). The interest rate on the senior credit agreement is LIBOR plus 3.00% to 4.50%, depending upon our meeting certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At June 30, 2003, we were in compliance with these covenants. At June 30, 2003, borrowings under the senior credit agreement bore interest at a rate of 5.71% per annum. We incurred $1,168 and $2,264 of interest expense on the senior credit agreement for the three and six months ended June 30, 2003, respectively. As of August 4, 2003, the total availability under our senior credit agreement was $29,000.

      MeriStar Hospitality Term Loan — In January 2003, in connection with the repayment of the MeriStar Hospitality term loan, we completed a discounted repayment of the MeriStar Hospitality term loan for $42,052, realizing a gain of $13,629. We financed part of the repayment with proceeds from a $40,000 subordinated term loan that matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. The subordinated term loan carries a coupon rate of LIBOR plus a spread of 8.50%. We funded the remainder of the repayment out of available cash.

      Subordinated Term Loan — In January 2003, we entered into a $40,000 subordinated term loan with Lehman Brothers Holdings, Inc. that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under our senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At June 30, 2003, we were in compliance with these covenants. At June 30, 2003, borrowings under the subordinated term loan bore interest at a rate of 9.88% per annum. We incurred $997 and $1,887 of interest expense on the subordinated term loan for the three and six months ended June 30, 2003.

      Liquidity — In 2003, we expect to incur additional merger-related costs (primarily related to relocation of employees and other business integration costs) and to make payments on merger-related restructuring accruals we established in 2002. We estimate the total cash outlay for restructuring and merger and integration-related costs in 2003 to be approximately $5,000–7,000.

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

Contractual Obligations and Maturities of Indebtedness

      The following table summarizes our contractual obligations at June 30, 2003, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (amounts in thousands):

	Senior credit	Promissory	Subordinated	Non-cancelable
	facility	note	Term loan	leases	Total

2003	$813	$—	$—	$20,496	$21,309
2004	1,625	—	—	14,998	16,623
2005	61,750	—	—	10,095	71,845
2006	24,000	—	—	8,623	32,623
2007	—	—	40,000	6,994	46,994
thereafter	—	4,020	—	30,998	35,018

Total	$88,188	$4,020	$40,000	$92,204	$224,412

      Long-Term Debt: For principal repayment and debt service obligations with respect to our long-term debt, see Note 6 to our condensed consolidated financial statements.

      Lease Commitments: We lease apartments for our Corporate Housing division and office space for our corporate offices. The leases terminate at various times up and through 2014.

      Management Agreement Commitments: Under the provisions of management agreements with certain hotel owners, we have outstanding commitments as of August 4, 2003, to provide an aggregate of $5,970 to these hotel owners in the form of investments or working capital loans. The loans may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is currently unknown.

      Equity Investment Funding: In connection with our equity investments in hotel real estate, we are party to various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. The timing and amount of such contributions of capital, if any, is currently unknown. We have non-controlling equity interests in eight hotel real estate limited partnerships and limited liability companies.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

      Our senior secured credit facility matures July 31, 2005, with a one year extension at our option. At June 30, 2003, we had borrowings of $88,188 outstanding on the facility. Interest on the debt is variable, based on the 30-day London Interbank Offered Rate plus a spread of 3.0% to 4.5% depending on our meeting certain financial covenants. The weighted average effective interest rate was 4.0% at June 30, 2003. We have determined that the fair value of the debt approximates its carrying value.

      Our $56,069 of long-term debt under the MeriStar Hospitality term loan at December 31, 2002 was due to mature on July 31, 2007. In January 2003, we completed a discounted repayment of the MeriStar Hospitality term loan. We refinanced the repayment with the proceeds from a $40,000 subordinated term loan and realized a gain of $13,629. The subordinated term loan carries a variable interest rate, based on the 30-day London Interbank Offered Rate plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. The remainder of the repayment was funded out of available cash. We have determined that the fair value of the debt approximates its carrying value.

      Our promissory note to FelCor with a balance of $4,020, is due on December 31, 2010. Interest on the note is payable monthly at the rate of 12% per annum. At June 30, 2003, the fair value of the promissory note approximates its carrying value.

      A 1.0% change in the 30-day London Interbank Offered Rate would have changed our interest expense by approximately $247 and $494 for the three and six months ended June 30, 2003, respectively.

      In October 2002, we entered into a $30,000, two-year interest rate swap agreement with a financial institution in order to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day London Interbank Offered Rate at 2.50%. The fair value of the swap agreement was a liability of $516 at June 30, 2003.

      In March 2003, we entered into a $35,000, twenty-two month interest rate cap agreement with a financial institution in order to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day London Interbank Offered Rate at 4.50%. At June 30, 2003, the fair value of this swap agreement was $2 in our favor.

      Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 3.4% and 0.5% of our revenue for the three month periods ended June 30, 2003 and 2002, respectively, and 3.4% and 0.5% for the six month periods ended June 30, 2003 and 2002, respectively, from services performed in Canada, the United Kingdom, France, and Russia. Our foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2003. To date, since most of our foreign operations have been largely self-contained or dollar-denominated, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

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

      We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, it was concluded that as of June 30, 2003, our disclosure controls and procedures were effective.

Changes in Internal Controls

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2003.

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

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of security Holders

      None.

Item 5.	Other Information

Forward-Looking Information

      Information both included in and incorporated by reference in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe”, “intend”, or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospectus include, but are not limited to:

•	the current slowdown of the national economy;

•	economic conditions generally and the real estate market specifically;

•	the impact of the September 11, 2001 terrorist attacks and actual or threatened future terrorist incidents or hostilities;

•	the war with Iraq, continuing conflicts in that geographic region and related ongoing U.S. involvement;

•	international geopolitical difficulties or health concerns;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in laws and regulations applicable us, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	legislative/ regulatory changes, including changes to laws governing the taxation of REITs;

•	failure to renew management contracts or business leases;

•	competition from other hospitality companies, pricing pressures and variations in lease and room rental rates;

•	litigation involving antitrust, consumer and other issues; and

•	loss of any executive officer or failure to hire and retain highly qualified employees.

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).
4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).

Exhibit No.	Description of Document

4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4	Registration Rights Agreement, dated March 31, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
9.1	Board Composition Agreement, dated as of July 31, 2002, among the Company. and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 9.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002)
10.3.2	Second Amendment to the Intercompany Agreement, dated April 1, 2003 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 12, 2003).
31.1	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer
31.2	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer
32.1	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.
32.2	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.

      (b) Reports on Form 8-K

      Current report on Form 8-K (Item 12) dated and filed May 9, 2003, regarding the first quarter earnings press release.

      Current report on Form 8-K (Item 12) dated and filed July 30, 2003, regarding the second quarter earnings press release.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

/s/ JAMES A. CALDER

James A. Calder
Chief Financial Officer
(Duly authorized officer)
(Principal financial officer)

Dated: August 12, 2003