Form 10-Q
period 2003-09-30
INTERSTATE HOTELS & RESORTS INC
filed 2003-11-06
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

(Registrant’s Telephone Number, Including Area Code)

(703) 387-3100

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The number of shares of Common Stock, par value $0.01 per share, outstanding at November 3, 2003 was 20,711,068.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:     Financial Statements

INTERSTATE HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,672	$7,054
Restricted cash	3,213	1,366
Accounts receivable, net of allowance for doubtful accounts of $4,891 at September 30, 2003 and $4,125 at December 31, 2002.	20,342	11,986
Insurance premiums receivable	6,463	5,638
Due from related parties	9,740	12,046
Prepaid expenses and other current assets	7,458	11,783

Total current assets	67,888	49,873
Marketable securities	1,093	2,413
Property and equipment, net	27,476	24,894
Officers and employees notes receivable	346	373
Investments in and advances to affiliates	28,259	25,199
Deferred income taxes	18,566	20,174
Goodwill	92,117	91,960
Intangible assets, net	58,285	65,795

Total assets	$294,030	$280,681

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$75,219	$60,363
Income taxes payable	1,356	1,000
Current portion of long-term debt	1,625	1,625

Total current liabilities	78,200	62,988
Deferred compensation	1,093	2,413
Long-term debt, including $56,069 term loan from related party at December 31, 2002	129,379	132,614

Total liabilities	208,672	198,015
Minority interests	3,468	6,242
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized; 20,702 and 20,557 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	207	205
Treasury stock	(69)	(46)
Paid-in capital	139,332	138,268
Accumulated other comprehensive loss	609	(249)
Accumulated deficit	(58,189)	(61,754)

Total stockholders’ equity	81,890	76,424

Total liabilities, minority interests and stockholders’ equity	$294,030	$280,681

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Lodging revenues	$929	$832	$2,697	$2,287
Management fees	8,610	6,020	22,425	11,356
Management fees-related parties	7,152	5,048	22,793	6,713
Corporate housing	29,245	19,779	83,456	19,779
Other revenue	3,778	4,620	10,607	16,026

	49,714	36,299	141,978	56,161
Other revenue from managed properties	217,654	163,347	642,256	297,662

Total revenue	267,368	199,646	784,234	353,823
Operating expenses by department:
Lodging expenses	585	575	1,869	1,606
Corporate housing	24,171	15,327	69,804	15,327
Undistributed operating expenses:
Administrative and general	19,082	14,803	55,117	30,010
Depreciation and amortization	2,646	4,024	10,994	9,133
Merger and integration costs	874	3,430	3,344	5,653
Restructuring expenses	—	12,820	—	12,820
Tender offer costs	—	—	—	1,000
Asset impairment and write offs	312	—	312	—

	47,670	50,979	141,440	75,549
Other expenses from managed properties	217,654	163,347	642,256	297,662

Total operating expenses	265,324	214,326	783,696	373,211

Net operating income (loss)	2,044	(14,680)	538	(19,388)
Interest income	(1,270)	(277)	(2,618)	(702)
Interest expense	3,629	1,839	9,805	4,176
Equity in losses of affiliates	292	1,074	858	1,670
Conversion incentive payment-convertible notes	—	—	—	7,307
Gain on refinancing term loan from related party	—	—	(13,629)	—

Income (loss) before minority interest and income taxes	(607)	(17,316)	6,122	(31,839)
Minority interest expense	23	243	184	295
Income tax expense (benefit)	(252)	1,818	2,375	641

Net income (loss)	(378)	(19,377)	3,563	(32,775)
Mandatorily redeemable preferred stock:
Dividends	—	—	—	307
Accretion	—	—	—	356
Conversion incentive payment-preferred stock	—	—	—	1,943

Net income (loss) available to common shareholders	(378)	(19,377)	3,563	(35,381)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(70)	33	164	33
Unrealized gain on investments and other	396	1	350	1

Comprehensive income (loss)	$(52)	$(19,343)	$4,077	$(35,347)

Weighted average number of:
Basic shares outstanding	20,649	17,270	20,612	11,277
Diluted shares outstanding	20,649	17,270	20,891	11,277
Net income (loss) available to common shareholders per basic share	$(0.02)	$(1.12)	$0.17	$(3.14)

Net income (loss) available to common shareholders per diluted share	$(0.02)	$(1.12)	$0.17	$(3.14)

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,

	2003	2002

		(as restated)
Cash flows from operating activities:
Net income (loss)	$3,563	$(32,775)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,994	9,133
Gain on refinancing	(13,629)	—
Equity in loss of affiliates	858	1,670
Minority interest	133	295
Deferred income taxes	1,608	2,119
Write-off of assets	3,755	4,331
Amortization of mandatorily redeemable preferred stock	—	1,375
Other	448	1,830
Changes in assets and liabilities:
Accounts receivable, net	(7,089)	(1,530)
Prepaid expenses and other current assets	2,825	1,137
Accounts payable and accrued expenses	14,658	(3,126)

Net cash provided by (used in) operating activities	18,124	(15,541)

Cash flows from investing activities:
Change in restricted cash	(1,847)	299
Purchases of property and equipment, net	(7,726)	(528)
Purchases of intangible assets	(707)	(483)
Purchases of marketable securities	—	(2,080)
Proceeds from sale of marketable securities	—	1,911
Net cash invested for equity investments in hotel real estate	(1,817)	(1,360)
Change in officers and employees notes receivable, net	27	(145)
Change in advances to affiliates, net	(1,613)	217
Cash acquired in merger transaction	—	1,766
Merger-related acquisition costs	—	(3,486)
Deposits and other	—	110

Net cash used in investing activities	(13,683)	(3,779)

Cash flows from financing activities:
Borrowings under subordinated term loan	40,000	—
Borrowings under other long-term debt	52,500	22,000
Repayment of term loan	(42,052)	—
Repayments on other long-term dent	(39,666)	(26,811)
Proceeds from issuance of common stock	177	320
Dividends paid on mandatorily redeemable preferred stock	—	(307)
Financing fees paid	(1,918)	(42)
Common stock repurchased	(23)	—
Conversion incentive payment-preferred stock	—	(1,943)
Other	—	—

Net cash provided by (used in) financing activities	9,018	(6,783)

Effect of exchange rate on cash	159	—

Net increase (decrease) in cash and cash equivalents	13,618	(26,103)
Cash and cash equivalents at beginning of period	7,054	39,040

Cash and cash equivalents at end of period	$20,672	$12,937

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, except per share amounts)

1.     ORGANIZATION

Formation of Interstate Hotels & Resorts

      On July 31, 2002, MeriStar Hotels & Resorts, or MeriStar, and Interstate Hotels Corporation, or Interstate, merged, and MeriStar changed its name to “Interstate Hotels & Resorts, Inc.” The transaction was a stock-for-stock merger of Interstate into MeriStar in which Interstate stockholders received 4.6 shares of MeriStar common stock for each share of Interstate stock outstanding. Holders of MeriStar common stock and partnership units in its operating partnership continued to hold their stock and units following the merger. In connection with the merger, the holders of Interstate’s convertible debt and preferred stock converted those instruments into shares of MeriStar common stock. Immediately following the merger, we effected a one-for-five reverse stock split.

      In accordance with accounting principles generally accepted in the United States of America, we treated the merger as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Interstate was considered the acquiring enterprise for financial reporting purposes. Interstate established a new accounting basis for MeriStar’s assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. We accounted for the merger as a reverse acquisition, with Interstate as the accounting acquiror and MeriStar as the surviving company for legal purposes.

      The consolidated interim financial statements for the nine-month period ended September 30, 2002 reflect the historical results of operations of Interstate for the period from January 1, 2002 through July 31, 2002. After the merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Summary

      We are the largest U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. In our hotel management business, we generate revenues from fees we receive for managing a portfolio of upscale, full-service and premium limited-service hospitality properties. We own one hotel property and hold non-controlling joint venture equity interests in 28 of our managed properties. We also generate revenue from providing ancillary services in the hotel, resort, conference center and golf markets. The ancillary services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services. Through our BridgeStreet corporate housing division, we also generate revenues from the leasing of corporate long-term stay apartments.

      As of September 30, 2003, we managed 329 hotel properties, with 70,300 rooms in 44 states, the District of Columbia, Canada and Russia. As of September 30, 2003, we had 3,273 apartments under lease or management through our BridgeStreet corporate housing division in the United States, Canada, France and the United Kingdom.

      Our subsidiary operating partnership indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. We and certain independent third parties are limited partners of the partnership. The interests of those third parties are reflected in minority interests on our balance sheet. The partnership agreement gives the general partners full control over the business and affairs of the partnership.

      We manage all of the properties owned by MeriStar Hospitality Corporation, a real estate investment trust, or REIT. As of September 30, 2003, MeriStar Hospitality owned 101 hotels. Our relationship with MeriStar Hospitality is governed in part by an intercompany agreement. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities, excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand. Historically, we have had close operating, management and governance relationships with MeriStar Hospitality. We manage all of MeriStar Hospitality’s hotel properties under long-term management contracts and have, in the past, shared several key management personnel and board members with MeriStar Hospitality. Due to the merger between MeriStar and Interstate and our resulting increased scale, we and MeriStar Hospitality have split the management teams of the two companies, although Paul W. Whetsell continues as the Chairman of both companies and is the Chief Executive Officer of MeriStar Hospitality.

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

Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” to provide alternative methods of transition for a voluntary change to the expense recognition provisions of the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, we have elected to adopt the fair-value method of accounting for stock options under SFAS No. 148, using the prospective method. We have recorded in our statement of operations the expense related to stock options issued after January 1, 2003.

      Through December 31, 2002, we had followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, when we initially issued options, we accounted for them under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We accounted for our repriced options under variable plan accounting in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Including Stock Compensation.”

      Pro forma information regarding net income and earnings per share has been determined as if we had accounted for all of our employee stock options using the fair value method. Had compensation cost for all stock options been determined based on the fair value at the grant date for awards under our plans, our

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating results and per share amounts would have been adjusted to the pro forma amounts indicated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) available to common shareholders, as reported	$(378)	$(19,377)	$3,563	$(35,381)
Add: Stock-based employee compensation expense included in reported net income	197	—	228	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(189)	(18)	(581)	(33)

Net income (loss) available to common shareholders, pro forma	$(370)	$(19,395)	$3,210	$(35,414)

Earnings per share:
Basic, as reported	$(0.02)	$(1.12)	$0.17	$(3.14)
Basic, pro forma	$(0.02)	$(1.12)	$0.16	$(3.14)
Diluted, as reported	$(0.02)	$(1.12)	$0.17	$(3.14)
Diluted, pro forma	$(0.02)	$(1.12)	$0.15	$(3.14)

      The effects of applying Statement SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) available to common shareholders and earnings (loss) per share for future years.

Recent Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this amendment during 2002. In accordance with the guidelines, we accounted for our gain on debt refinancing in 2003 in income (loss) before minority interests and income taxes, rather than as an extraordinary item.

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate the entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect that the adoption of FIN 46 will impact our financial position or results of operations although we continue to evaluate our joint ventures and management relationships to determine the applicability of this standard.

      In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. If we enter into contracts of this nature after June 30, 2003, we will comply with SFAS No. 149.

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

      The details of basic and diluted earnings (loss) per common share for the three and nine month periods ended September 30, 2003 and 2002 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) available to common stockholders	$(378)	$(19,377)	$3,563	$(35,381)
Weighted average number of common shares outstanding (in thousands)	20,649	17,270	20,612	11,277
Basic earnings (loss) per share	$(0.02)	$(1.12)	$0.17	$(3.14)

Weighted number of diluted shares outstanding (in thousands)	20,649	17,270	20,891	11,277
Diluted earnings (loss) per share	$(0.02)	$(1.12)	$0.17	$(3.14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     INTANGIBLE ASSETS

      Intangible assets consist of the following:

	September 30,	December 31,
	2003	2002

Management contracts	$58,676	$84,163
Franchise fees	1,945	1,945
Deferred financing fees	3,493	2,882
Other	400	586

	64,514	89,576
Less accumulated amortization	(6,229)	(23,781)

	$58,285	$65,795

      We amortize the value of the above-listed intangible assets over their useful lives, which generally equal the terms of the relevant management, franchise, or financing agreements.

      During the third quarter of 2003, MeriStar Hospitality disposed of four hotels, one of which we are continuing to manage for the new owner. In connection with the asset dispositions, we expect to receive approximately $2,323 in termination payments. We wrote off $1,494 of unamortized management contract costs associated with the four disposed hotels. This amount is included in administrative and general expense in our statement of operations.

      In addition, during the third quarter:

•	we wrote off $172 relating to unamortized management contract costs for other properties terminated during the quarter;

•	we wrote off $265 relating to costs associated with management contracts that were not completed; and

•	we recorded $378 of new management contract costs.

      We incurred amortization expense of $1,153 and $3,017 on our intangible assets for the three months ended September 30, 2003 and 2002, respectively. We incurred amortization expense of $6,965 and $7,941 on these assets for the nine months ended September 30, 2003 and 2002, respectively.

      Our estimated amortization expense for the next five years is as follows:

Year ending December 31, 2003	$7,911
Year ending December 31, 2004	4,122
Year ending December 31, 2005	3,787
Year ending December 31, 2006	3,494
Year ending December 31, 2007	2,789

5.     GOODWILL

      The carrying amount of goodwill by reportable segment as of September 30, 2003 is as follows:

Hotel Management	$82,916
Corporate Housing	9,201

Total	$92,117

      Acquisition accounting related to the MeriStar-Interstate merger has been completed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     INVESTMENTS AND ADVANCES TO AFFILIATES

      We periodically make equity investments in entities that own hotel properties we manage. We evaluate these investment opportunities based on financial and strategic factors such as the estimated potential value of the underlying hotel properties and the management fee revenues we can obtain from the investment. In May 2003, we formed a joint venture with Northridge Capital, a privately owned real estate investment company, to acquire up to $400,000 of hotel assets. The joint venture will be funded with approximately 50% equity and the balance in secured debt. Northridge Capital will contribute up to $45,000 in equity, we will contribute up to $5,000, and we will seek up to an additional $200,000 of debt financing and $150,000 of equity financing from outside investors. In August 2003, we contributed $1,130 as our initial investment in this joint venture, and the joint venture acquired its first hotel, the Sheraton Smithtown, located in Long Island, New York. This amount is included in Investments and Advances to Affiliates on our consolidated balance sheet as of September 30, 2003.

      Also in August 2003, we contributed $600 as a preferred equity investment to an existing partnership that owns and operates the Sawgrass Marriott Resort and Beach Club in Ponte Vedra Beach, Florida. This amount is included in Investments and Advances to Affiliates on our consolidated balance sheet as of September 30, 2003.

7.     LONG-TERM DEBT

	September 30,	December 31,
	2003	2002

Senior credit agreement	$87,281	$74,000
Promissory note	3,723	4,170
MeriStar Hospitality term loan	—	56,069
Subordinated term loan	40,000	—

	131,004	134,239
Less current portion	(1,625)	(1,625)

	$129,379	$132,614

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

      At September 30, 2003, borrowings under the senior credit agreement bore interest at a rate of 5.17% per annum. We incurred $1,107 and $3,377 of interest expense on the senior credit agreement for the three and nine months ended September 30, 2003, respectively. We incurred $798 of interest expense for the three and nine months ended September 30, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Promissory note — In March 2001, we entered into a promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated (“FelCor”) to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the three months ended September 30, 2003 and 2002, we incurred $118 and $125 of interest expense on the promissory note, respectively. For the nine months ended September 30, 2003 and 2002, we incurred $368 and $375 of interest expense on the promissory note, respectively.

      In June and August 2003, we made principal payments of $150 and $297, respectively, on the promissory note. As of September 30, 2003, the remaining balance on the promissory note is $3,723. In connection with the June payment, our ownership interest in the partnership was reduced from 50% to 49.5%.

      MeriStar Hospitality term loan — In connection with the closing of the merger, effective July 31, 2002, we converted a $75,000 unsecured credit facility between MeriStar and MeriStar Hospitality to a $56,069 term loan due July 31, 2007. The term loan was subordinated to borrowings under our senior credit agreement. The MeriStar Hospitality term loan contained certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. In January 2003, we completed a negotiated discounted repayment of the MeriStar Hospitality term loan for $42,052. We financed part of the repayment with proceeds from a new $40,000 subordinated term loan and funded the remainder of the repayment out of available cash. The refinancing resulted in a gain of $13,629. That gain is included in our statement of operations for the nine months ended September 30, 2003.

      Subordinated term loan — In January 2003, in connection with the discounted repayment of the MeriStar Hospitality term loan, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under the senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At September 30, 2003, borrowings under the subordinated term loan bore interest at a rate of 9.63% per annum. We incurred $984 and $2,871 of interest expense on the subordinated term loan for the three and nine months ended September 30, 2003.

      Fair Value — Approximately 97% of our outstanding long-term debt is based on LIBOR rates plus an appropriate spread. We have determined that the fair value of our outstanding borrowings on our senior credit facility, promissory note and subordinated term loan approximate their carrying value at September 30, 2003.

8.     SEGMENT INFORMATION

      We are organized into two operating divisions: hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinctive products and services. We evaluate the performance of each division based on earnings before interest, taxes, depreciation and amortization, and equity in earnings (losses) of affiliates (“Adjusted EBITDA”).

      Prior to the merger between MeriStar and Interstate on July 31, 2002, we operated in two reportable segments: (1) operations of luxury and upscale hotels and (2) operations of mid-scale, upper economy and budget hotels. Following the merger, we operated in the segments shown in the table below. The other items in the tables below represent operating segment activity and assets for the non-reportable segments. Adjusted EBITDA from other activities includes merger costs, restructuring expenses, tender offer costs, asset impairment and write-offs, conversion incentive payments for convertible notes, and gain on refinancing. Other assets include deferred tax assets and net deferred financing costs. For periods prior to the merger, we have combined our two previously reportable segments into the hotel management operating segment for presentation in the table shown below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A significant portion of our assets consist of intangible assets. Of those intangible assets, our management contracts are amortized over their remaining terms, and, in accordance with accounting principles generally accepted in the United States of America, those assets are subject to straight-line amortization. Because depreciation and amortization are non-cash items, we believe that presentation of Adjusted EBITDA is more useful. Adjusted EBITDA represents consolidated earnings before interest expense, income taxes, depreciation and amortization, and equity in earnings (losses) of affiliates. We believe Adjusted EBITDA provides useful information regarding our financial condition and results of operations because it is useful for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business. We also use Adjusted EBITDA as one measure in determining the value of other acquisitions and dispositions. This financial measure, however, should be considered in addition to, not as a substitute for or as being superior to, operating losses, cash flows, or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

      The following table reconciles net income (loss) to Adjusted EBITDA:

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended September 30, 2003
Net income (loss)	$894	$(533)	$(739)	$(378)
Adjustments:
Depreciation and amortization	2,217	429	—	2,646
Interest expense, net	2,123	236	—	2,359
Equity in losses of affiliates	292	—	—	292
Minority interest expense (benefit)	(54)	32	45	23
Income tax expense (benefit)	595	(355)	(492)	(252)

Adjusted EBITDA	$6,067	$(191)	$(1,186)	$4,690

Three months ended September 30, 2002
Net income (loss)	$(1,359)	$513	$(18,531)	$(19,377)
Adjustments:
Depreciation and amortization	3,740	284		4,024
Interest expense, net	1,406	156		1,562
Equity in losses of affiliates	1,074	—		1,074
Minority interest expense (benefit)	(19)	(7)	269	243
Income tax expense (benefit)	(138)	(56)	2,012	1,818

Adjusted EBITDA	$4,704	$890	$(16,250)	$(10,656)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Nine months ended September 30, 2003
Net Income (loss)	$344	$(2,585)	$5,804	$3,563
Adjustments:
Depreciation and amortization	9,748	1,246	—	10,994
Interest expense, net	6,468	719	—	7,187
Equity in loss of affiliates	858	—	—	858
Gain on refinancing	—	—	(13,629)	(13,629)
Minority interest expense (benefit)	17	(133)	300	184
Income tax expense (benefit)	229	(1,723)	3,869	2,375

Adjusted EBITDA	$17,664	$(2,476)	$(3,656)	$11,532

Nine months ended September 30, 2002
Net income (loss)	$(5,721)	$513	$(27,567)	$(32,775)
Adjustments:
Depreciation and amortization	8,849	284	—	9,133
Interest expense, net	3,318	156	—	3,474
Equity in losses of affiliates	1,670	—	—	1,670
Conversion incentive payment — convertible notes	—	—	7,307	7,307
Minority interest expense (benefit)	54	(7)	248	295
Income tax expense (benefit)	158	(56)	539	641

Adjusted EBITDA	$8,328	$890	$(19,473)	$(10,255)

      Segment information:

Three months ended September 30, 2003
Revenue	$238,124	$29,244	$—	$267,368
Adjusted EBITDA	$6,067	$(191)	$(1,186)	$4,690
Three months ended September 30, 2002
Revenue	$179,867	$19,779	$—	$199,646
Adjusted EBITDA	$4,704	$890	$(16,250)	$(10,656)
Nine months ended September 30, 2003
Revenue	$700,778	$83,456	$—	$784,234
Adjusted EBITDA	$17,664	$(2,476)	$(3,656)	$11,532
Total assets	$260,252	$12,506	$21,272	$294,030
Nine months ended September 30, 2002
Revenue	$334,044	$19,779	$—	$353,823
Adjusted EBITDA	$8,328	$890	$(19,473)	$(10,255)
Total assets	$259,164	$17,371	$16,675	$293,210

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues from foreign operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Canada	$2,407	$1,984	$6,842	$2,407
United Kingdom	5,792	4,418	17,851	4,418
France	388	129	1,080	129
Russia	302	151	744	494

9.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Cash paid for:
Interest	$2,397	$1,345	$6,741	$4,036
Income taxes	196	169	440	508

10.     MERGER AND INTEGRATION COSTS

      Merger and integration costs for the three and nine months ended September 30, 2003, were $874 and $3,344, respectively, compared to $3,430 and $5,653 for the same periods of 2002. These costs represent integration expenses, including professional fees, travel, and other transition costs associated with the merger of Interstate and MeriStar on July 31, 2002. This amount is included in our statement of operations as merger and integration costs.

11.     SUBSEQUENT EVENTS

      Proposed equity offering — On October 29, 2003, we filed a Form S-3 registration statement with the Securities and Exchange Commission, registering the public offering of 9,500,000 shares of common stock, including 1,000,000 shares being offered by our principal investor group. For more information, please refer to the registration statement, which is available free of charge on the SEC’s website, www.sec.gov.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Formation of Interstate Hotels & Resorts

      On July 31, 2002, MeriStar Hotels & Resorts, or MeriStar, and Interstate Hotels Corporation, or Interstate, merged, and MeriStar changed its name to “Interstate Hotels & Resorts, Inc.” The transaction was a stock-for-stock merger of Interstate into MeriStar in which Interstate stockholders received 4.6 shares of MeriStar common stock for each share of Interstate stock outstanding. Holders of MeriStar common stock and partnership units in its operating partnership continued to hold their stock and units following the merger. In connection with the merger, the holders of Interstate’s convertible debt and preferred stock converted those instruments into shares of MeriStar common stock. Immediately following the merger, we effected a one-for-five reverse stock split.

      In accordance with accounting principles generally accepted in the United States of America, we treated the merger as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Interstate was considered the acquiring enterprise for financial reporting purposes. Interstate established a new accounting basis for MeriStar’s assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. We accounted for the merger as a reverse acquisition, with Interstate as the accounting acquiror and MeriStar as the surviving company for legal purposes.

      The consolidated interim financial statements for the nine-month period ended September 30, 2002 reflect the historical results of operations of Interstate for the period from January 1, 2002 through July 31, 2002. After the merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Summary

      Overview — We are the largest U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. In our hotel management business, we generate revenues from fees we receive for managing a portfolio of upscale, full-service and premium limited-service hospitality properties. We own one hotel property and hold non-controlling joint venture equity interests in 28 of our managed properties. We also generate revenue from providing ancillary services in the hotel, resort, conference center and golf markets. The ancillary services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services. Through our BridgeStreet corporate housing division, we also generate revenues from the leasing of corporate long-term stay apartments. As of September 30, 2003, we managed 329 hotel properties, with 70,300 rooms in 44 states, the District of Columbia, Canada and Russia. As of September 30, 2003, we had 3,273 apartments under lease or management through our BridgeStreet corporate housing division in the United States, Canada, France and the United Kingdom.

      Our subsidiary operating partnership indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. We and certain independent third parties are limited partners of the partnership. The interests of those third parties are reflected in minority interests on our balance sheet. The partnership agreement gives the general partners full control over the business and affairs of the partnership.

      We manage all of the properties owned by MeriStar Hospitality Corporation, a real estate investment trust, or REIT. As of September 30, 2003, MeriStar Hospitality owned 101 hotels. Our relationship with MeriStar Hospitality is governed in part by an intercompany agreement. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities, excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand. Historically, we have had close operating, management and governance relationships with MeriStar Hospitality. We manage all of MeriStar Hospitality’s hotel properties under long-term management contracts and have, in the past, shared several key management personnel and board members with MeriStar Hospitality. Due to the merger between MeriStar and Interstate and our resulting increased scale, we and MeriStar Hospitality have split the management teams of the two companies although Paul W. Whetsell continues as the Chairman of both companies and is the Chief Executive Officer of MeriStar Hospitality.

      Outlook — Several factors, most notably the sluggish domestic and international economies, the war in Iraq, traveler health concerns as a result of the SARS outbreak in 2003, and delays and difficulties in travel due to heightened security measures at airports continue to have a major impact on our operating results. Because of the significant slowdown of the economy over the past three years, our managed hotels have generally experienced significant declines in occupancy and average rates charged. Weaker hotel performance has reduced our base and incentive management fees, and also gives rise to additional losses under minority investments we have made in connection with some of the hotels that we manage.

      In addition, the factors that have negatively affected hotel performance impact the demand for corporate relocations and long-term assignments, two primary drivers of our corporate housing operations. Geopolitical difficulties and traveler health concerns have significantly affected our European and Canadian operations. We expect those operations to continue to be impacted until business travel patterns are stabilized.

      These events have had and are expected to continue to have an adverse impact on our financial performance. In response to this current operating environment, we are continuing to work with the owners of our managed hotel properties to implement cost reduction and control measures to improve those properties’ operating results. We are also seeking to closely monitor and control our commitments for leased rental units in our BridgeStreet corporate housing division, in order to minimize our exposure to further declines in demand for corporate housing units. We have significantly reduced the number of our leased units in corporate housing markets with the greatest impact from the economic and traveler health issues.

      Terminations of Management Agreements — In conjunction with recording the merger of MeriStar with Interstate in 2002, we assigned estimated fair values to each of the management agreements considered purchased by Interstate, the accounting acquiror in the merger. These assigned fair values are included as intangible assets on our balance sheet. We are amortizing these intangible assets over the terms of the management agreements. If one of these management agreements is terminated prior to its full term, we will record a loss on the write-off of the unamortized intangible asset value.

      The weaker hotel operating environment has caused some owners of our managed hotels to sell hotels to provide the owners with additional liquidity. When a hotel is sold, we are usually replaced as the hotel’s manager. As of September 30, 2003, MeriStar Hospitality has sold five hotels during 2003, four of which we no longer manage for the subsequent owner. MeriStar Hospitality has announced plans to sell a further 35 of its 101 hotels, all of which we currently manage. Those 35 hotels, together with the four sold hotels we no longer manage, accounted for $2.3 million, or 5.7%, of our total management fees for the year ended December 31, 2002 and $4.3 million, or 9.5%, of our total management fees for the nine months ended September 30, 2003. Other owners may also dispose of hotels we currently manage.

      Except with respect to five hotels owned by MeriStar Hospitality, if we are terminated as manager upon the sale of one of MeriStar Hospitality’s hotels, we will generally receive a termination fee equal to the remaining payments, discounted using a 10% rate, under the then-existing term of the management agreement. Any termination fee will be paid in thirty equal monthly installments, without interest, commencing the month following the termination. MeriStar Hospitality will be able to credit against any termination payments the present value of projected fees, discounted using a 10% rate, under any management agreements or leases entered into between MeriStar Hospitality and us since August 3, 1998; including, without limitation, the present value of any projected fees of any management agreements executed during the thirty-month period over which payments for terminated contracts are due. Net of such offsets, as of September 30, 2003, we would be entitled to receive approximately $25.4 million of total termination fees with respect to the termination of management agreements for the four hotels sold by MeriStar Hospitality that we no longer manage and the 35 remaining hotels MeriStar Hospitality intends to sell. Our management agreements with other owners generally have more limited or no termination fees due to us if our management agreement is terminated upon the sale of the hotel. We record termination fees as management fee revenue as they are earned.

      During the third quarter of 2003, MeriStar Hospitality disposed of four hotels, one of which we are continuing to manage for the new owner, and we wrote off $1.5 million of unamortized management contract costs associated with these hotels. Assuming no offsets occur, we expect to receive approximately $2.3 million in termination payments. Assuming that all 35 remaining hotels are sold by the end of 2003, we would write-off an additional $10.7 million in intangible assets relating to those management contracts.

      On July 10, 2003, CNL Hospitality Properties, Inc. acquired RFS Hotel Investors, Inc. Flagstone Hospitality Management, our wholly owned subsidiary, managed 50 of the 57 former RFS hotel properties. In October 2003, we entered into an agreement with CNL to manage 22 of these properties. The contracts for properties we will not continue to manage will terminate by December 31, 2003. Total management fees from these properties totaled $3.9 million for the nine months ended September 30, 2003. We expect to incur approximately $0.2 million for the write-off of tangible and intangible assets, and incur approximately $0.1 million of restructuring costs related to this transaction. We expect substantially all of these costs will be recorded in the 2003 fourth quarter.

      On July 1, 2002, MeriStar assigned the leases of 47 hotels to a subsidiary of Winston Hotels, Inc. under a provision of the REIT Modernization Act that allows REITs to recognize the revenues and expenses of their hotels through taxable subsidiaries or lease them to taxable subsidiaries. As part of this agreement, we had continued to operate 33 of Winston’s properties. After one year, Winston had the option to terminate the management contracts and during April 2003 notified us of its intention to do so. These contracts accounted for approximately $0.9 million of revenue, or 2.1% of our total revenues, in the year ended December 31, 2002 and $1.0 million of revenue, or 2.2% of our total revenues in the nine months ended September 30, 2003. In connection with the termination of the Winston contracts, we wrote off $0.6 million of unamortized management contract costs during June 2003. This amount is included in administrative and general expense in our statement of operations.

      Also, our management agreements with MeriStar Hospitality and many other owners contain performance standards. Those standards generally require the hotel to meet certain relative or absolute financial performance levels, often in comparison to budgeted amounts. We generally have a period to cure any performance standards we do not meet. In the event the hotel does not meet those performance standards and we do not cure within the period specified in the management contract, the hotel’s owner may have a right to terminate our management contract. The termination of management contracts as a result of hotel dispositions or our failure to meet performance standards would have an adverse effect on our revenues. Based on current projections, we expect approximately six hotels that are not part of MeriStar Hospitality’s announced asset disposition program may be at issue with regard to performance standards in calendar year 2003; we are currently in discussions with MeriStar Hospitality regarding these hotels.

      Insurance Matters — As part of our management agreement services to a hotel owner, we generally obtain casualty (workers compensation and liability) insurance coverages for the hotel. In December 2002, one of the carriers we used to obtain casualty insurance coverages was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient close-out of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. Although we are indemnified under our management agreements for such amounts, we would be responsible contractually for claims in historical periods when we leased (in addition to managed) certain hotels. Based on the information currently available, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Related Party Transactions

      Our related parties, as defined in SFAS No. 57 “Related Party Disclosures,” include MeriStar Hospitality, and those hotels in which we have equity investments. Management fees from related parties amounted to $7.2 million and $22.8 million for the three and nine months ended September 30, 2003, respectively.

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

      The most significant accounting policies affecting our consolidated financial statements relate to:

•	the evaluation of impairment of certain long-lived assets and intangible assets with determinable lives;

•	the evaluation of impairment of goodwill;

•	estimation of valuation allowances, specifically those related to income taxes and allowance for doubtful accounts; and

•	revenue recognition.

      Impairment of long-lived assets — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which include our intangible assets with definite useful lives) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Any impairment losses are recorded as operating expenses.

      We review long-lived assets for impairment when one or more of the following events have occurred:

•	current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows;

•	a significant loss of management contracts without the realistic expectation of a replacement;

•	the unplanned departure of an executive officer or other key personnel, which could adversely affect our ability to maintain our competitive position and manage future growth;

•	a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of the goodwill or other long-lived assets; or

•	events that could cause significant adverse changes and uncertainty in business and leisure travel patterns.

      During the third quarter of 2003, we wrote off $1.7 million of unamortized management contract costs relating to terminated contracts. Of this, $1.5 million relates to properties sold by MeriStar Hospitality, and $0.2 million relates to other terminated contracts during the quarter.

      Impairment of goodwill — In accordance with SFAS No. 142, at least annually, we perform an analysis to determine the impairment of goodwill carrying values. To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss shall be recognized in an amount equal to that excess. Any impairment losses are recorded as operating expenses. We have not recognized any impairment losses for goodwill in 2003 or 2002. We will complete our annual goodwill impairment analysis in the fourth quarter of 2003.

      Valuation Allowances — We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At September 30, 2003, we have recorded a $10.8 million valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.

      The utilization of our net operating loss carryforwards will be limited by the tax provisions of the Internal Revenue Code. The valuation allowance we recorded included the effect of the limitations on our deferred tax assets arising from net operating loss carryforwards.

      We record an allowance for doubtful accounts receivable based on our judgment in determining the ability and willingness of hotel owners to make required payments. Our judgments in determining customer ability and willingness to pay are based on past experience with hotel owners and our assessment of the current and future operating environments for hotel owners. If a customer’s financial condition deteriorates or a management contract is terminated in the future, this could decrease a hotel owner’s ability or obligation to make payments. If that occurred, we might have to make additional allowances, which could reduce our earnings.

      Revenue Recognition — We earn revenue from hotel management contracts and related services, corporate housing operations and operations from our wholly owned hotel. Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties and fees for other related services we provide.

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

      This change in accounting method has no effect on the total annual management fees earned or amount of cash we are paid, but did affect the timing of recognizing the revenue from these fees. However, the effect of this change in accounting method for interim periods resulted in an adjustment of $3.1 million that reduced incentive management fees recognized during the first and second quarter of 2002.

Results of Operations

     Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

     Revenues

      We earn revenue from hotel management contracts and related services, corporate housing operations and operations from our wholly owned hotel.

      The following table shows the operating statistics for our managed hotels on a same store basis for the three months ended September 30, (dollars not in thousands):

	2003	2002	Change

Revenue per available room	$65.26	$66.17	(1.4%)
Average daily rate	$95.15	$98.10	(3.0%)
Occupancy	68.6%	67.5%	1.6%

      Prior to the merger on July 31, 2002, Interstate managed 141 hotels with 29,752 rooms. On September 30, 2003 we managed 329 properties with 70,300 rooms.

      Our total revenue increased $67.7 million to $267.4 million for the three months ended September 30, 2003 compared to $199.7 million in the same period of 2002. Major components of this increase were:

•	Revenue from management fees, which consists of fees received under our management agreements and includes termination fees as they are earned, increased $4.7 million, or 42%, from $11.1 million for the three months ended September 30, 2002 to $15.8 million for the three months ended September 30, 2003. The primary reason for the increase is the increase in number of managed hotels resulting from the merger on July 31, 2002, and additional contracts acquired since the merger. This increase was partially offset by a decrease in management fee revenues resulting from the loss of certain contracts, and the decrease in revenues at the managed hotels, due to the continued weakness in the U.S. economy and the impact of the war on travel.

•	Other revenue consists of insurance revenue from Northridge Insurance Company, purchasing revenue, accounting fees, technical services revenues, information technology support fees, renovation fees, and other fees. Other revenues decreased $0.8 million, or 18%, from $4.6 million for the three months ended September 30, 2002 to $3.8 million for the three months ended September 30, 2003. The majority of this decrease was due to an overall decrease in the other fees mentioned above.

•	Corporate housing revenue, which consists of revenues from our Bridgestreet Corporate Housing division, was $29.2 million for the three months ended September 30, 2003, compared with $19.8 million for the same period in 2002. Corporate Housing revenue is included in our results of operations beginning August 1, 2002 as a result of the MeriStar-Interstate merger, therefore the 2002 period only has two months of revenue included in the quarter. Corporate housing revenue for August to September 30, 2002 was fairly consistent for the same period in 2003.

•	We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. EITF No. 01-14, “Income Statement Characteristics of Reimbursements of Out of Pocket Expenses” establishes standards for accounting for reimbursable expenses in the income statement. Under this pronouncement, the reimbursement of these costs is recorded as revenue with a corresponding expense recorded as “other expenses from managed properties” in our statement of operations. Reimbursable costs increased by $54.4 million, or 33%, to $217.7 million for the three months ended September 30, 2003, from $163.3 for the same period in 2002. Substantially all of this increase is due to the increase in the number of employees and managed properties resulting from the MeriStar-Interstate merger.

     Operating expenses by department

      Total operating expenses by department increased $8.9 million to $24.8 for the three months ended September 30, 2003 compared to $15.9 million for the three months ended September 30, 2002. Factors primarily affecting the increase were:

•	Corporate housing expenses were $24.1 million for the three months ended September 30, 2003, compared to $15.3 million for the same period 2002. Corporate housing expenses are included in our results of operations beginning August 1, 2002 as a result of the MeriStar-Interstate merger, therefore the 2002 period only has two months of expenses included in the quarter. Corporate housing expenses for August to September 30, 2002 were fairly consistent for the same period in 2002.

     Undistributed operating expenses

      Undistributed operating expenses include the following items:

•	administrative and general;

•	depreciation and amortization;

•	merger and integration costs;

•	restructuring expenses;

•	asset impairment and write offs.

      Total undistributed operating expenses decreased $12.2 million, or 35%, to $22.9 million for the three months ended September 30, 2003, compared to $35.1 million for the three months ended September 30, 2002. Factors primarily affecting the increase were:

•	Administrative and general expenses are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses. Administrative and general expenses increased by $4.3 million, or 29%, from $14.8 million for the three months ended September 30, 2002 to $19.1 million for the three months ended September 30, 2003. The primary reason for this increase was the increase in expenses in all of the above departments resulting from the merger on July 31, 2002.

•	Depreciation and amortization expense decreased by $1.3 million, or 34%, from $4.0 million for the three months ended September 30, 2002, to $2.7 million for the three months ended September 30, 2003. This decrease was primarily due to the elimination of amortization relating to management contracts that were fully amortized during the first half of 2003. The amortization associated with those contracts was approximately $0.6 million per month.

•	Merger and integration costs were $0.9 million for the three months ended September 30, 2003, compared to $3.4 million for the same period 2002. These costs included professional fees, travel, relocation costs and other transition costs. The majority of these costs were incurred following the merger, in the second half of 2002.

•	Restructuring expenses were $0 for the three months ended September 30, 2003, compared to $12.8 million for the three months ended September 30, 2002. Restructuring expenses were incurred in connection with the merger of Interstate and MeriStar in 2002, and primarily consisted of severance costs for personnel changes and non- cancelable lease costs.

•	Asset impairment and write offs are $0.3 million for the three months ended September 30, 2003, compared to $0 for the same period 2002. Of this, almost $0.3 million represented the write off of leasehold improvements relating to our former corporate office in Washington, DC, as a result of our relocation in July of 2003 to Arlington, Virginia.

      Under EITF 01-14, the reimbursement of payroll, benefits, and certain other costs is recorded as revenue with a corresponding expense recorded as “other expenses from managed properties” in our statement of operations. Reimbursable costs increased by $54.4 million, or 33%, to $217.7 million for the three months ended September 30, 2003, from $163.3 for the same period in 2002. Substantially all of this increase was due to the increase in the number of employees and managed properties resulting from the merger between MeriStar and Interstate.

     Net income (loss) available to common shareholders

      Net income (loss) available to common shareholders increased $19.0 million to $(0.4) million for the three months ended September 30, 2003, from $(19.4) million for the three months ended September 30, 2002. This increase was due to the increase in revenues partially offset by the increase in expenses, as discussed above, as well as the following:

•	Net interest expense increased $0.8 million, or 51%, to $2.3 million for the three months ended September 30, 2003, from $1.6 million for the three months ended September 30, 2002. This increase was primarily due to the increase in outstanding debt following the MeriStar-Interstate merger, the increase in the amortization of deferred financing fees associated with the merger and the increase in interest payments resulting from the repayment of $42.1 million under a term loan to MeriStar Hospitality in January 2003, which was financed in part with the proceeds from a $40.0 million subordinated term loan. The amortization of deferred financing fees is included in interest expense on our statement of operations.

•	Equity in loss of affiliates decreased $0.8 million, or 73%, to $0.3 million for the three months ended September 30, 2003, from $1.1 million for the same period in 2002. These losses consisted of our proportionate share of the losses incurred through our non-controlling equity investments in various hotels. Losses were incurred by the hotels owned by our equity investee’s due to the weakness in the U.S. economy during 2002 and the continued weakness into 2003, followed by the impact of the war in 2003. Future adverse changes in the hospitality industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments.

•	Income tax expense decreased by $2.1 million to a benefit of $0.3 million for the three months ended September 30, 2003, from $1.8 million for the same period 2002. In 2003, our effective tax rate has been approximately 40%. In 2002, we recorded a valuation allowance against certain deferred tax assets in connection with the MeriStar-Interstate merger on July 31, 2002.

     Adjusted Earnings (loss) before interest, taxes, depreciation and amortization

      A significant portion of our assets consists of intangible assets. Of those intangible assets, our management contracts are amortized over their remaining terms, and, in accordance with generally accepted accounting principles, those assets are subject to straight-line amortization. Because depreciation and amortization are non-cash items, we believe that presentation of earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, is useful. Adjusted EBITDA represents consolidated earnings before interest expense, income taxes, depreciation and amortization. We believe Adjusted EBITDA provides useful information regarding our financial condition and results of operations because it is useful for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business. We also use Adjusted EBITDA as one measure in determining the value of other acquisitions and dispositions. This financial measure, however, should be considered in addition to, not as a substitute for or as being superior to, operating losses, cash flows, or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

      Adjusted EBITDA increased $15.4 million, to $4.7 million for the three months ended September 30, 2003, from $(10.7) million for the three months ended September 30, 2002. Major components of this increase were:

•	Hotel management’s net income (loss) increased $2.3 million, to $0.9 million for the three months ended September 30, 2003, from $(1.4) million for the same period 2002. Hotel management segment’s Adjusted EBITDA increased by $1.4 million to $6.0 million for the three months ended September 30, 2003, from $4.7 million for the three months ended September 30, 2002. This increase was due to the increase in hotel management operations subsequent to our merger with Interstate on July 31, 2002, and the increase in net income.

•	Corporate housing’s net income (loss) decreased $1.0 million, to $(0.5) million for the three months ended September 30, 2003, from $0.5 million for the same period 2002. Corporate housing’s Adjusted EBITDA decreased $1.1 million, to $(0.2) million for the three months ended September 30, 2003, from $0.9 million for the same period 2002. Corporate housing operations were included in the results of operations beginning on August 1, 2002, after the merger between Interstate and MeriStar on July 31, 2002.

•	Net income (loss) from other activities increased $17.8 million, to $(0.7) million for the three months ended September 30, 2003, from $(18.5) million for the same period 2002. Adjusted EBITDA from other activities increased by $15.1 million, to $(1.2) million for the three months ended September 30, 2003, from $(16.3) million for the same period 2002. The 2002 amount includes merger and integration costs, and restructuring expenses included in net operating income, and the 2003 amount includes merger and integration costs, and asset impairment and write offs.

     Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

     Revenues

      The following table shows the operating statistics for our managed hotels on a same store basis for the nine months ended September 30, (dollars not in thousands):

	2003	2002	Change

Revenue per available room	$65.46	$67.55	(3.1%	)
Average daily rate	$98.27	$101.16	(2.9%	)
Occupancy	66.6%	66.8%	(0.3%	)

      Our total revenue increased $430.4 million to $784.2 million for the nine months ended September 30, 2003 compared to $353.8 million in the same period of 2002. Major components of this increase were:

•	Revenue from management fees increased $27.1 million, or 150%, from $18.1 million for the nine months ended September 30, 2002 to $45.2 million for the nine months ended September 30, 2003. The primary reason for the increase was the increase in number of managed hotels resulting from the MeriStar-Interstate merger on July 31, 2002, and additional contracts acquired since then. This increase was partially offset by a decrease in management fee revenues resulting from the loss of management agreements, and a decrease in revenues at our managed hotels due to the continued weakness in the U.S. economy.

•	Other revenue decreased $5.4 million, or 34%, from $16.0 million for the nine months ended September 30, 2002 to $10.6 million for the nine months ended September 30, 2003. The majority of this decrease was due to an overall decrease in the Other revenues described above.

•	Corporate housing revenue increased by $63.7 million, or 322%, from $19.8 million for the nine months ended September 30, 2002 to $83.5 million for the nine months ended September 30, 2003. Corporate housing revenue was included in our results of operations beginning August 1, 2002 as a result of the merger of MeriStar with Interstate. Only two months of revenue were included in the nine months ended September 30, 2002 as compared with the same period in 2003.

•	Reimbursable payroll, benefits and other costs, which we recorded as revenue under EITF 01-14, increased by $344.5 million or 116%, to $642.3 million for the nine months ended September 30, 2003, from $297.7 million for the same period in 2002. Substantially all of this increase was due to the increase in the number of employees and managed properties resulting from the merger of MeriStar with Interstate.

     Operating expenses by department

      Total operating expenses by department increased $54.8 million to $71.7 million for the nine months ended September 30, 2003 compared to $16.9 million for the nine months ended September 30, 2002. Factors primarily affecting the increase were:

•	Corporate housing expenses increased by $54.5 million, or 355%, from $15.3 million for the nine months ended September 30, 2002 to $69.8 million for the nine months ended September 30, 2003. Corporate housing expenses are included in the results of operations beginning on August 1, 2002 after the merger of MeriStar with Interstate. Only two months of expenses are included in 2002 as compared with nine months in 2003.

     Undistributed operating expenses

      Undistributed operating expenses include the following items:

•	administrative and general;

•	depreciation and amortization;

•	merger and integration costs;

•	restructuring expenses;

•	tender offer costs; and

•	asset impairment and write offs.

      Total undistributed operating expenses increased $11.2 million, or 19%, to $69.8 million for the nine months ended September 30, 2003, compared to $58.6 million for the nine months ended September 30, 2002. Factors primarily affecting the increase were:

•	Administrative and general expenses increased by $25.1 million, or 84%, from $30.0 million for the nine months ended September 30, 2002 to $55.1 million for the nine months ended September 30, 2003. The primary reason for this increase is attributable to the increase in expenses in all of the above departments resulting from the merger of MeriStar with Interstate on July 31, 2002.

•	Depreciation and amortization expense increased by $1.9 million, or 20%, from $9.1 million for the nine months ended September 30, 2002, to $11.0 million for the nine months ended September 30, 2003. Depreciation and amortization expense increased due to the acquisition of certain depreciable and amortizable assets in conjunction with the merger of MeriStar with Interstate on July 31, 2002. These assets include management contracts and franchise fees. The amortization of deferred financing fees is included in interest expense on our statement of operations. This increase was partially offset by certain management contracts that were fully amortized during the first half of 2003, therefore the amortization expense related to those assets are not present for the full nine months of 2003. The amortization associated with those contracts was approximately $0.6 million per month.

•	Merger and integration costs were $3.3 million for the nine months ended September 30, 2003, compared to $5.7 for the same period 2002. These include professional fees, travel, relocation costs and other transition costs associated with the merger of MeriStar with Interstate on July 31, 2002. The majority of these costs were incurred following the merger, in the second half of 2002.

•	Restructuring expenses were $12.8 million for the nine months ended September 30, 2002, compared to $0 for the nine months ended September 30, 2003. Restructuring expenses were incurred in connection with the merger of Interstate and MeriStar in 2002, and primarily consist of severance costs for personnel changes and non-cancelable lease costs.

•	Tender offer costs were $0 for the nine months ended September 30, 2003, compared to $1.0 million for the nine months ended September 30, 2002. These costs related to a partial tender offer to purchase shares of Interstate’s Class A Common Stock by Shaner Hotel Group Limited Partnership and Shaner’s unsolicited proposals to combine the operations of Interstate with Shaner. These costs were incurred for legal and professional fees. The tender offer expired May 31, 2002.

•	Asset impairment and write offs are $0.3 million for the nine months ended September 30, 2003, compared to $0 for the same period 2002. Of this, almost $0.3 million represents the write off of leasehold improvements relating to our former corporate office in Washington, DC, before relocating in July of 2003 to Arlington, Virginia.

      Reimbursable payroll, benefits and other costs, which we recorded as expense under EITF 01-14, increased by $344.5 million, or 116%, to $642.3 million for the nine months ended September 30, 2003, from $297.7 million for the same period in 2002. Substantially all of this increase was due to the increase in the number of employees and managed properties resulting from the merger of MeriStar with Interstate.

     Net income (loss) available to common shareholders

      Net income (loss) available to common stockholders increased $39.0 million to $3.6 million for the nine months ended September 30, 2003, from $(35.4) million for the nine months ended September 30, 2002. This increase is due to the increase in revenues partially offset by the increase in expenses, as discussed above, as well as the following:

•	Net interest expense increased $3.7 million, or 107%, to $7.2 million for the nine months ended September 30, 2003, from $3.5 million for the nine months ended September 30, 2002. This increase is primarily due to the increase in outstanding debt following the merger of MeriStar and Interstate, the increase in the amortization of deferred financing fees associated with the merger and the debt refinancing in January 2003. The amortization of deferred financing fees is included in interest expense.

•	Equity in loss of affiliates decreased $0.8 million, or 49%, to $0.9 million for the nine months ended September 30, 2003, from $1.7 million for the same period in 2002. These losses consist of our proportionate share of the losses incurred through our non-controlling equity investees in various hotels. Losses were incurred by the hotels owned by our equity investments due to the weakness in the U.S. economy during 2002 and the continued weakness into 2003, followed by the impact of the war in 2003. Future adverse changes in the hospitality industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments.

•	Conversion incentive payment — convertible notes was a one-time payment to our principal investor group of $7.3 million in 2002, made in connection with the merger of MeriStar and Interstate on July 31, 2002. There were no similar payments made in 2003.

•	Gain on refinancing was $13.6 million for the nine months ended September 30, 2003, compared to $0 for the same period 2002. At December 31, 2002, we had $56.1 million of long-term debt under a term loan due to MeriStar Hospitality, which was due to mature on July 31, 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. The repayment of $42.1 million was completed in January 2003. We financed part of the repayment with the proceeds from a $40.0 million subordinated term loan and realized a gain of $13.6 million.

•	Income tax expense increased by $1.8 million to $2.4 million for the nine months ended September 30, 2003, from $0.6 million for the same period 2002. In 2003, our effective tax rate is approximately 40%. In 2002, we recorded a valuation allowance against certain deferred tax assets in connection with the merger on July 31, 2002.

     Adjusted EBITDA

      Adjusted EBITDA increased $21.8 million, to $11.5 million for the nine months ended September 30, 2003, from $(10.3) million for the nine months ended September 30, 2002. Major components of this increase were:

•	Hotel management’s net income (loss) increased $6.1 million, to $0.3 million for the nine months ended September 30, 2003, from (5.7) million for the same period 2002. Hotel Management segment’s Adjusted EBITDA increased by $9.3 to $17.7 million for the nine months ended September 30, 2003, from $8.3 million for the nine months ended September 30, 2002. This increase is due to the increase in hotel management operations subsequent to our merger with Interstate on July 31, 2002, and the increase in net income.

•	Corporate housing’s net income (loss) decreased $3.1 million, to $(2.6) million for the nine months ended September 30, 2003, from $0.5 million for the same period 2002. Corporate housing’s Adjusted EBITDA decreased $3.4 million, from $0.9 million for the nine months ended September 30, 2002 to $(2.5) million for the nine months ended September 30, 2003. Corporate housing operations are included in the results of operations beginning on August 1, 2002, after the merger on July 31, 2002. Therefore only two months of Corporate housing operations are included in the 2002 period as compared to nine months in the 2003 period.

•	Net income (loss) from other activities increased $33.4 million, to $5.8 million for the nine months ended September 30, 2003, from $(27.6) million for the same period 2002. Adjusted EBITDA from other activities increased by $15.8 million, to $(3.7) million for the nine months ended September 30, 2003, from $(19.5) million for the same period 2002. The 2002 amount includes merger and integration costs, restructuring expenses, and tender offer costs included in net operating income, and the 2003 amount includes merger and integration costs, and asset impairment and write offs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

      Working Capital — We had $20.7 million of cash and cash equivalents at September 30, 2003, compared to $7.1 million at December 31, 2002, and working capital deficit (current assets less current liabilities) of $10.3 million at September 30, 2003 compared to a working capital deficit of $13.1 million at December 31, 2002. This improvement in working capital of $2.8 million resulted primarily from the increase in net income and accounts receivable, partially offset by the timing of accounts payable.

      Operating Activities — Net cash provided by operating activities was $17.9 million for the nine months ended September 30, 2003, compared to net cash used in operating activities of $(15.5) million for the nine months ended September 30, 2002. The increase in cash of $33.4 million resulted primarily from changes in the accounts payable and accrued liabilities balances, a one time $7.3 million payment in 2002 to induce conversion of our convertible notes by our principal investor group, and an increase in operating income (adjusted for non-cash items).

      If the weak economy continues to negatively impact the financial results of our managed hotels and corporate housing operations, our management fee and corporate housing revenues could decrease, and we may incur additional losses from our minority investments. These events and factors could negatively impact our cash flows from operating activities and net income.

      We are required to distribute 1.6627% of cash flows from the operations of Interstate Hotels, LLC, one of our operating subsidiaries, to Wyndham International, Inc., based on Wyndham’s common interest in that entity. The net distribution payable to Wyndham from January 1, 2003 through September 30, 2003 was approximately $0.3 million.

      Investing Activities — Net cash used in investing activities was $13.9 million for the nine months ended September 30, 2003, compared to net cash used in investing activities of $3.8 million for the nine months ended September 30, 2002. This increase in use of cash was due to an increase in expenditures for property and equipment and management contract costs of $8.3 million combined for the nine months ended September 30, 2003 compared to the same period 2002. The increase in property and equipment was primarily due to construction expenses associated with in the build-out and furnishing of our new corporate headquarters in Arlington, Virginia in 2003. The increase was also due to an increase in restricted cash of $1.8 million from two of our consolidated subsidiaries. The increases were partially offset by merger-related costs of approximately $1.7 million paid during the first half of 2002 that did not occur in 2003.

      We formerly participated in the ownership of the Renaissance Worldgate Hotel in Kissimmee, Florida. The majority owners and the principal lender for the hotel are affiliated with our principal investor group. In conjunction with a restructuring of the ownership and financing of this property in 2002, the hotel owner issued a promissory note of $0.3 million to us. The note bears interest at nine percent per annum and is payable in equal quarterly installments beginning January 1, 2003. The hotel owner has not paid the first three installments due in 2003. Additionally, we are owed approximately $1.4 million from the hotel as of September 30, 2003. This balance represents management fees and amounts for unpaid certain reimbursable costs under our management contract for the hotel. As of August 2003, we no longer manage this hotel. We are currently engaged in discussions with the hotel’s owner regarding the payment of these amounts due to us.

      We periodically make equity investments in entities that own certain hotel properties we manage. We evaluate these investment opportunities based on financial and strategic factors such as the estimated potential value of the underlying hotel properties and the management fee revenues we can obtain from the investment. In May 2003, we formed a joint venture with Northridge Capital, a privately owned real estate investment company, to acquire up to $400.0 million of hotel assets. The joint venture will be funded with approximately 50% equity and the balance in secured debt. Northridge Capital will contribute up to $45.0 million in equity, we will contribute up to $5.0 million, and we will seek up to an additional $200.0 million of debt financing and $150.0 million of equity financing from outside investors. The joint venture acquired its first hotel in August 2003.

      Financing Activities — Net cash provided by (used in) financing activities was $9.2 million for the nine months ended September 30, 2003, compared to $(6.8) million for the nine months ended September 30, 2002. This increase in cash was due primarily to the following:

•	debt repayments of $81.8 million, including $42.1 associated with the repayment of the MeriStar Hospitality term loan, and $39.7 million associated with repayments of our revolving credit facility and note payable; offset by

•	borrowings of $92.5 million, consisting of $40.0 million associated with a new subordinated term loan, and $52.5 million of borrowings under our senior credit facility; and

•	financing fees paid of $1.9 million, the majority associated with the new subordinated term loan.

      Senior Credit Agreement — Effective July 31, 2002, in connection with the closing with the merger between MeriStar and Interstate, we entered into a $113.0 million senior credit agreement with a group of banks. The senior credit agreement consists of a $65.0 million term loan due on July 28, 2005 and a $48.0 million revolving credit facility due on July 28, 2005, with a one-year extension at our option. We are required to make quarterly amortization payments on the term loan of $0.4 million each. The interest rate on the senior credit agreement is the 30-day London Interbank Offered Rate, or LIBOR, plus 3.50%, depending upon our meeting certain financial tests. The senior credit facility contains covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At September 30, 2003, we were in compliance with these covenants. At September 30, 2003, borrowings under the senior credit agreement bore interest at a rate of 5.17% per annum, which is the 30-day LIBOR  4.0%. We incurred $1.1 million and $3.4 million of interest expense on the senior credit agreement for the three and nine months ended September 30, 2003, respectively. As of November 3, 2003, the total availability under our senior credit agreement was $22.5 million.

      MeriStar Hospitality Term Loan — MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. The repayment of $42.1 million was completed in January 2003. We financed the repayment with proceeds from a $40.0 million subordinated term loan and cash on hand and realized a gain of $13.6 million. The remainder of the repayment was funded out of available cash.

      Subordinated Term Loan — In January 2003, we entered into a $40.0 million subordinated term loan with Lehman Brothers Holdings, Inc. that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under our senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At September 30, 2003, we were in compliance with these covenants. At September 30, 2003, borrowings under the subordinated term loan bore interest at a rate of 9.63% per annum. We incurred $1.0 million and $2.9 million of interest expense on the subordinated term loan for the three and nine months ended September 30, 2003, respectively.

      Promissory Note — In March 2001, we entered into a promissory note in the amount of $4.2 million with FelCor to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the three and nine months ended September 30, 2003, we incurred $0.1 million and $0.4 million of interest expense on the promissory note, respectively. In June 2003, in connection with a repayment under the note and an investment in the partnerships of the amount repaid by FelCor, our ownership interest in the partnerships was reduced from 50% to 49.5%. We do not expect any further reductions in our interest in the partnerships.

      In June and August 2003, we made principal payments of $0.2 million and $0.3 million respectively on the promissory note. As of September 30, 2003, the remaining balance on the promissory note is $3.7 million. In connection with the June payment, our ownership interest in the partnership was reduced from 50% to 49.5%.

      Liquidity — In 2003, we expect to incur additional merger-related costs (primarily related to relocation of employees and other business integration costs) and to make payments on merger-related restructuring accruals we established in 2002. We estimate the total cash outlay for restructuring and merger and integration-related costs in 2003 to be approximately $4.5 million.

      We believe that cash generated by our operations, together with borrowing capacity under our senior credit agreement, will be sufficient to fund our requirements for working capital, capital expenditures and debt service for the next twelve months. We expect to continue to seek acquisitions of hotel management businesses and management contracts, and joint venture opportunities where we can participate in the ownership of hotels we manage. We expect to finance future acquisitions through a combination of additional borrowings under our credit facility and the issuance of equity instruments, including common stock or operating partnership units, or additional/replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.

Contractual Obligations and Maturities of Indebtedness

      The following table summarizes our contractual obligations at September 30, 2003, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (amounts in thousands):

					Redeemable
					Operating
	Senior credit	Promissory	Subordinated	Non-cancelable	Partnership
	facility	note	Term loan	leases	units	Total

2003	$406	$—	$—	$19,608	$—	$20,014
2004	1,625	—	—	14,501	1,310	17,436
2005	61,750	—	—	10,097	—	71,847
2006	23,500	—	—	8,355	—	31,855
2007	—	—	40,000	6,265	—	46,265
thereafter	—	3,723	—	29,034	—	32,757

Total	$87,281	$3,723	$40,000	$87,860	$1,310	$220,174

      Long-Term Debt: For principal repayment and debt service obligations with respect to our long-term debt, see note 6 to our condensed consolidated financial statements.

      Lease Commitments: We lease apartments for our Corporate Housing division and office space for our corporate offices. The leases terminate at various times up and through 2014.

      Management Agreement Commitments: Under the provisions of management agreements with certain hotel owners, we had outstanding commitments as of September 30, 2003, to provide an aggregate of $5.0 million to these hotel owners in the form of investments or working capital loans. The loans may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is currently unknown and is therefore not reflected in the chart set forth above.

      Equity Investment Funding: In connection with our equity investments in hotel real estate, we are party to various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. The timing and amount of such contributions of capital, if any, is currently unknown and is therefore not reflected in the chart set forth above. We have non-controlling equity interests in nine hotel real estate limited partnerships and limited liability companies. We do not guarantee the debt or other obligations of any of these investments.

      Redeemable Operating Partnership Units- After April 1, 2004, the holders of Preferred units of our subsidiary operating partnership may require the partnership to redeem these units for cash at a price of $16.70 per unit or, at the holders option, shares of our common stock having equivalent aggregate value. As of September 30, 2003, other limited partners owned 78,431 Preferred units.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

      Our senior secured credit facility matures July 31, 2005, with a one year extension of the revolving portion at our option. At September 30, 2003, we had borrowings of $87.3 million outstanding on the facility. Interest on the debt is variable, based on the 30-day LIBOR plus a spread of 3.0% to 4.5% depending on our meeting certain financial covenants. The weighted average effective interest rate was 5.17% at September 30, 2003. We have determined that the fair value of the debt approximates its carrying value.

      At December 31, 2002, we had $56.1 million of long-term debt under a term loan due to MeriStar Hospitality, which was due to mature on July 31, 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar term loan. The repayment of $42.1 million was completed in January 2003. We refinanced the repayment with the proceeds from a $40.0 million subordinated term loan and cash on hand and realized a gain of $13.6 million. The subordinated term loan carries a variable interest rate, based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. The remainder of the repayment was funded out of available cash. We have determined that the fair value of the debt approximates its carrying value.

      A 1.0% change in the 30-day London Interbank Offered Rate would have changed our interest expense by approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2003, respectively.

      In October 2002, we entered into a $30.0 million, two-year interest rate swap agreement with a financial institution in order to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day London Interbank Offered Rate at 2.50%. The fair value of the swap agreement was a liability of $0.4 million at September 30, 2003.

      In March 2003, we entered into a $35.0 million, twenty-two month interest rate cap agreement with a financial institution in order to hedge against the effect future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day London Interbank Offered Rate at 4.50%. At September 30, 2003, the fair value of this cap agreement was insignificant.

      Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 3.3% of our revenue for both three month periods ended September 30, 2003 and 2002, and 3.4% and 2.1% for the nine month periods ended September 30, 2003 and 2002, respectively, from services performed in Canada, the United Kingdom, France, and Russia. Our foreign currency transaction gains and losses were $(0.4) million for the nine months ended September 30, 2003 and is included in accumulated comprehensive income (loss) on our statement of operations. to date, since most of our foreign operations have been largely self-contained or dollar-denominated, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

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

      We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, it was concluded that as of September 30, 2003, our disclosure controls and procedures were effective.

Changes in Internal Controls

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2003.

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).
4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).

Exhibit No.	Description of Document

4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4	Registration Rights Agreement, dated March 31, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
9.1	Board Composition Agreement, dated as of July 31, 2002, among the Company. and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 9.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.2.3	Third amendment to Senior Secured Credit Agreement, dated as of July 31, 2003.
10.2.4	Fourth amendment to Senior Secured Credit Agreement, dated as of October 22, 2003.
10.6.1	First amendment to Subordinate Unsecured Term Loan Agreement, dated as of July 31, 2003.
10.6.2	Second amendment to Subordinate Unsecured Term Loan Agreement, dated as of October 22, 2003.
31.1	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31.2	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32.1	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.
32.2	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.

      (b) Reports on Form 8-K

      Current report on Form 8-K (Item 12) dated and filed July 30, 2003, regarding the second quarter earnings press release.

      Current report on Form 8-K (Item 5) dated and filed August 5, 2003, regarding reconciliation from net income (loss) to EBITDA for the three months ended March 31, 2003 and 2002, pursuant to Regulation G, in connection with the filing of a Registration Statement on Form S-3.

      Current report on Form 8-K (Item 5) dated and filed August 5, 2003, regarding reconciliation from net income (loss) to EBITDA for the years ended December 31, 2002, 2001 and 2000, pursuant to Regulation G, in connection with the filing of a Registration Statement on Form S-3.

      Current report on Form 8-K (Items 5 and 7) dated and filed October 23, 2003, regarding announcement of Steven D. Jorns as Chief Executive Officer.

      Current report on Form 8-K (Item 12) dated and filed October 29, 2003, regarding the third quarter earnings press release.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

/s/ JAMES A. CALDER

James A. Calder
Chief Financial Officer
(Duly authorized officer)
(Principal financial officer)

Dated: November 6, 2003