Form 10-K
period 2003-12-31
INTERSTATE HOTELS & RESORTS INC
filed 2004-03-10
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 1-14331

Interstate Hotels & Resorts, Inc.

Delaware	52-2101815
(State of Incorporation)	(IRS Employer Identification No.)

4501 North Fairfax Drive

Arlington, VA 22203
703-387-3100
www.ihrco.com
This Form 10-K can be accessed at no charge through above web site.

1010 Wisconsin Ave. NW

Washington DC 20007
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock par value $0.01 per share                     New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the registrant was $53,516,559, (based on the closing sale price of $4.70 on June 30, 2003 as reported by the New York Stock Exchange Composite Tape). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that such person is an “affiliate” of the registrant. The number of shares of Common Stock outstanding at March 5, 2004 was                     .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14.

INTERSTATE HOTELS & RESORTS

FORM 10-K
For the Fiscal Year Ended December 31, 2003

PART I

ITEM 1.	BUSINESS

THE COMPANY

Overview — We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. In our hotel management business, we generate revenues from fees we receive for managing a portfolio of upscale, full-service and premium select-service hospitality properties. We own one hotel property and hold non-controlling joint venture equity interests in 29 of our managed properties. We also generate revenue from providing ancillary services in the hotel, resort, conference center and golf markets. The ancillary services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services. Through our BridgeStreet corporate housing division, we also generate revenues from the leasing of corporate long-term stay apartments.

As of December 31, 2003, we managed 295 properties, with 65,250 rooms in 41 states, the District of Columbia, Canada, Russia and Portugal. As of December 31, 2003, we had 2,884 apartments under lease or management through our BridgeStreet corporate housing division in the United States, Canada, France and the United Kingdom.

Our portfolio of managed properties is diversified by brand, franchise and ownership. We manage hotels with more than 30 franchise and brand affiliations and operate more than 30 independent hotels. We operate hotels for more than 60 different ownership groups, including individual investors, institutional investors, and investment funds, such as Oak Hill Capital Partners, L.P., CNL Properties, Inc., Cornerstone Real Estate and W.P. Carey, and public real estate investment trusts, such as MeriStar Hospitality Corporation (“MeriStar Hospitality”), Equity Inns, Inc., FelCor Lodging Trust Incorporated (“FelCor”), and Host Marriott Corporation.

We were formed on August 3, 1998, as MeriStar Hotels and Resorts, Inc., (“MeriStar”) when we were spun off by CapStar Hotel Company and became the lessee and manager of all of CapStar’s hotels. Immediately after the spin-off, American General Hospitality Corporation, (a Maryland corporation operating as a real estate investment trust, or “REIT”) and CapStar Hotel Company merged to form MeriStar Hospitality. We then acquired the management business of the manager of American General’s hotels. On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. to create our BridgeStreet corporate housing division. On January 1, 2001, in connection with the implementation of new REIT tax laws which permit subsidiaries of a REIT to lease the real estate it owns, we assigned the leases on each of these properties to taxable subsidiaries of MeriStar Hospitality and entered into management contracts with those taxable subsidiaries for each of the hotels owned by MeriStar Hospitality.

On July 31, 2002, we merged with Interstate Hotels Corporation (“Interstate”) to create Interstate Hotels & Resorts, Inc. The transaction was a stock-for-stock merger of Interstate into us in which Interstate stockholders received 4.6 shares of common stock for each equivalent share of Interstate stock outstanding. Holders of MeriStar common stock continued to hold their stock following the merger. Immediately after the merger, we effected a one-for-five reverse split of our common stock. The merger was accounted for as a reverse acquisition, with Interstate as the accounting acquiror, and MeriStar as the surviving company for legal purposes. Because of the increase in scale of our management business following the merger, we began the process of separating our senior management team from that of MeriStar Hospitality. On October 22, 2003, Steven D. Jorns, then Vice Chairman and Chief Investment Officer, replaced Paul Whetsell as our Chief Executive Officer and resigned from the board of directors of MeriStar Hospitality. Mr. Whetsell remains as our Chairman and continues as the Chairman and Chief Executive Officer of MeriStar Hospitality.

Hotel Management — We manage hospitality properties for a diverse group of owners. The owners of our managed properties include several large, publicly-owned hotel companies, such as MeriStar Hospitality, Host Marriott Corporation, FelCor Lodging Trust, and Equity Inns, large institutional real estate investment companies, such as CNL Hospitality, Cornerstone Real Estate, and W. P. Carey, as well as other owners of individual or multiple hotel properties. The hotels we manage are primarily located throughout the United States and Canada, including most major metropolitan areas and rapidly growing secondary cities. We also currently manage three hotels in Moscow, Russia, and the Praia D’El Rey Marriott Golf & Beach Resort in Praia del Rey, Portugal. Our managed hotels include hotels operated under nationally recognized brand names such as Hilton, Marriott, Sheraton, Westin, Radisson, Doubletree, Embassy Suites, and Holiday Inn.

We manage properties primarily within the upscale, full-service and premium select-service sectors, and provide related management services for owners of both sectors as well. We believe the combination of these two sectors provides us with a balanced mix of managed assets. The two sectors attract a wide variety of potential customers, including both business executives and upscale leisure travelers. Managing in these two sectors allows us to provide systems and services to owners on a broad scale, capitalizing on the extensive experience of our corporate operations, sales and support personnel.

Corporate Housing — Through our Corporate Housing division we provide high quality, fully furnished accommodations under our BridgeStreet brand. We lease substantially all of our Corporate Housing accommodations through flexible, short-term leasing arrangements. We strive to match our supply of accommodations with current and anticipated client demand in order to reduce our financial exposure under leases. We believe our flexible leasing strategy allows us to react to changes in market demand for particular geographic locations and types of accommodations. Our management strives to develop strong relationships with property managers to ensure that we have a reliable supply of high quality, conveniently located accommodations. In London and Toronto, we lease some units with terms of two or more years if we believe it is necessary to acquire a critical number of apartments in a section of the city with high demand for corporate housing and low supply of apartment units.

Operating Approach — Our senior hotel management team has successfully managed hotels in all sectors of the lodging industry. We attribute our management success to our ability to analyze each hotel as a unique property and to identify specific opportunities for cash flow growth present at each hotel. Our principal operating objective is to intensively manage the execution of our strategic business plan for each property in order to generate higher revenue per available room and increase net operating income, while providing our hotel guests with high-quality service and value. Given the challenging operating environment that has resulted from a sluggish economy, coupled with the disruptions caused by the risk of terrorist activity and worldwide geopolitical difficulties, we believe our depth of experience and strategies are now even more valuable to the owners of the hotels we manage. Similarly, our senior corporate housing executives have extensive experience in that line of business. We believe their experience in developing and executing successful business strategies are crucial to the future expansion and success of our operations in this business segment.

Business Strategy

We operate primarily in two segments: Hotel Management and Corporate Housing. We operate our Corporate Housing division under the trade name BridgeStreet Corporate Housing Worldwide. Each segment is managed separately because of its distinctive products and services and is a reportable operating segment. We evaluate the performance of each segment based on adjusted earnings before interest, taxes, depreciation and amortization or “Adjusted EBITDA.” See Note 5 to “Selected Financial and Other Data,” below.

In our Hotel Management business segment, we generate earnings through base fees, incentive fees and other services from our existing management contracts, as well as additional management contracts. We intend to work aggressively with the owners of our managed properties to increase relative performance of their hotels and reduce or control costs in the current difficult economic and operating environment. Our Hotel Management business segment has four divisions: Branded Full-Service hotels, Independent hotels, International hotels and Select-Service hotels (operating under the Crossroads Hospitality name).

In our Corporate Housing business segment, we plan to improve earnings by improving our inventory management and cost control in our existing markets, increasing our focus on high growth markets such as New York, Washington, DC and Chicago and increasing our sales effort in our primary National segments. We may reduce our inventory in areas in which demand is weak or declining. We may also add additional markets in North America if the conditions are favorable. In our European markets we plan to manage shifting demand in London. In addition, we are continuing to expand our Licensed Global Partner Program, in which we license the BridgeStreet name to various local corporate housing providers throughout the United States.

We intend to increase the number of our investments in hotels and resorts through the creation of joint ventures and/or real estate funds where we will invest alongside other real estate investors. These investment vehicles will allow us to increase our return on invested capital by providing potential returns from both the management fees and underlying real estate. Our target is to invest from 5-30% of the common equity in each joint venture, averaging 20-25%. We believe our willingness to provide substantial equity participation will further align our economic interest with that of our financial partners in each hotel property and will create a substantial number of additional joint venture opportunities. We will seek to acquire interests in upscale, full-service hotels, conference centers and resorts where we believe an opportunity exists to increase value through our operating expertise, market recovery and repositioning. We may also seek select whole-ownership acquisitions which we will then market to joint venture partners. The joint venture that we invest in will typically carry debt of 60-65% of project cost.

BUSINESS

Hotel Management

Operating Strategy

Our hotel management division’s principal operating objectives are to generate higher revenue per available room, control costs and increase the net operating income of the hotels we manage, while providing our guests with high-quality service and value. We believe that skilled management is the most critical element in maximizing revenue and cash flow in properties, especially in upscale, full-service properties.

Personnel at our Corporate Office carry out financing and investment activities and provide services to support and monitor our on-site hotel operating executives. Each of our executive departments, including Hotel Operations, Sales and Marketing, Human Resources, Food and Beverage, Technical Services, Information Technology, Development, Legal, and Corporate Finance, is headed by an executive with significant experience in that area. These departments support the hotel operating executives by providing on-line real-time financial reporting and review, accounting and budgeting services, sales and revenue management, cost controls, property management tools and other resources that we can create, maintain and deliver efficiently and effectively using our centralized Corporate Office resources.

Key elements of our management programs include the following:

•	Comprehensive Budgeting and Monitoring — Our operating strategy begins with an integrated budget planning process. The budget is implemented by individual on-site managers and monitored by our Corporate Office. Our Corporate Office personnel work with the property-based managers to set targets for cost and revenue categories at each of the properties. These targets are based on historical operating performance, planned renovations, planned targeted marketing, operational efficiencies and local market conditions. Through effective and timely use of our comprehensive on-line real-time financial information and reporting systems, we are able to monitor actual performance efficiently on a daily basis. As a result, we can rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to maximize revenue yield.

•	Targeted Sales and Marketing — We employ a systematic approach toward identifying and targeting demand segments for each property in order to maximize market penetration. Executives at our Corporate Office and our property-based managers divide these segments into smaller subsegments and develop tailored marketing plans to drive market penetration in each such segment. We support each property’s local sales efforts with Corporate Office sales executives who develop and implement new marketing programs, and monitor and respond to specific market needs and preferences. We employ revenue yield management systems to manage each property’s use of the various distribution channels in the lodging industry. Those channels include franchisor reservation systems and toll-free numbers, websites, travel agent and airline global distribution systems, corporate travel offices and office managers and convention and visitor bureaus. Our controlled access to these channels enables us to maximize revenue yields on a day-to-day basis. We recruit sales teams locally and their incentive-based compensation is based on revenue produced.

•	Strategic Capital Improvements — We and the owners of our properties plan renovations primarily to enhance a property’s appeal to targeted market segments. This is designed to attract new customers and generate increased revenue and cash flow. For example, in many of our properties, the banquet and meeting spaces have been renovated, and guest rooms have been upgraded with high speed internet access and comfortable work spaces to better accommodate the needs of business travelers so we can increase average daily rates. We base recommendations on capital spending decisions on both strategic needs and potential rate of return on a given capital investment. While we provide recommendations and supervision of many capital improvement projects, the owners of the properties are responsible for funding capital expenditures.

•	Strategic Use of Brand Names — We believe the selection of an appropriate franchise brand is essential in positioning a hotel property optimally within its local market. We select brands based on local market factors such as local presence of the franchisor, brand recognition, target demographics and efficiencies offered by franchisors. We believe our relationships with major hotel franchisors place us in a favorable position when dealing with those franchisors and allow us to assist our clients in negotiating favorable franchise agreements with franchisors. We believe our ability to acquire additional management contracts will further strengthen our relationship with franchisors.

The following chart summarizes information on the national franchise affiliations of our properties as of December 31, 2003:

	Guest		% of
Franchise	Rooms	Hotels	Rooms

Hilton®	8,243	31	12.6%
Sheraton®	6,785	22	10.4%
Independent	6,430	31	9.9%
Marriott®	5,659	17	8.7%
Hampton Inn®	5,499	43	8.4%
Holiday Inn®	4,331	20	6.6%
Radisson®	3,938	13	6.0%
Westin®	3,069	7	4.7%
Courtyard by Marriott®	2,703	15	4.1%
Residence Inn®	2,297	16	3.5%
Crowne Plaza®	1,848	6	2.8%
Doubletree®	1,832	7	2.8%
Embassy Suites®	1,489	6	2.3%
Doral®	1,156	4	1.8%
Holiday Inn Select®	1,116	4	1.7%
Renaissance®	1,072	2	1.6%
Wyndham®	1,069	4	1.6%
Fairfield Inn®	931	5	1.4%
Comfort Inn®	849	6	1.3%
Homewood Suites®	822	5	1.3%
Holiday Inn Express®	637	5	1.0%
Hilton Garden Inn®	603	4	0.9%
Amerisuites®	557	4	0.9%
Ramada®	465	3	0.7%
Best Western®	373	5	0.6%
Country Inn and Suites®	314	2	0.5%

	Guest		% of
Franchise	Rooms	Hotels	Rooms

Omni®	215	1	0.3%
Quality Suites®	177	1	0.3%
Quality Inn®	165	1	0.3%
La Quinta Inn and Suites®	148	1	0.2%
Travel Lodge®	131	1	0.2%
Comfort Suites®	119	1	0.2%
Staybridge Suites®	108	1	0.2%
Howard Johnson®	100 65,250	1 295	0.2	% 100.0%
Total

•	Emphasis on Food and Beverage — We believe popular food and beverage concepts are a critical component in the overall success of a full-service hospitality property. We utilize food and beverage operations to create local awareness of our hotel facilities, to improve the profitability of our hotel operations, and to enhance customer satisfaction. We are committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. We have developed several proprietary restaurant concepts. We have also successfully placed national food franchises such as Pizza Hut®, Starbuck’s Coffee® and “TCBY”® in several of our hotels. We believe popular food concepts will strengthen our ability to attract business travelers and group meetings and improve the name recognition of our properties.

•	Commitment to Service and Value — We are dedicated to providing consistent, exceptional service and value to our customers. We conduct extensive employee training programs to ensure high-quality, personalized service. We have created and implemented programs to ensure the effectiveness and uniformity of our employee training. Our practice of tracking customer comments through guest comment cards, and the direct solicitation of guest opinions regarding specific items, allows us to target investment in services and amenities. Our focus on these areas has enabled us to attract lucrative group business.

•	Purchasing — We have invested extensive resources to create efficient purchasing programs that offer the owner of each of the hotels we manage quality products at very competitive pricing. These programs are available to all of the properties we manage. While participation in our purchasing programs is voluntary, we believe they provide each of our managed hotels with a distinct competitive and economic edge. In developing these programs, we seek to obtain the best pricing available for the quality of item or service being sourced, in order to minimize the operating expenses of the properties we manage.

•	Business Intelligence — We employ real-time internet-based reporting systems at each of our properties and at our Corporate Office to monitor the daily financial and operating performance of each of the properties. We have integrated information technology services through networks at many of the properties. Corporate Office executives utilize information systems that track each property’s daily occupancy, average daily rates, and revenue from rooms, food and beverage. By having current property operating information available on a timely basis, we are better able to respond quickly and efficiently to changes in the market of each property.

•	Real Estate Investments

The following table provides information relating to our real estate investments.

	Number	IHR Equity
Name	of Rooms	Participation

Pittsburgh Airport Residence Inn by Marriott	156	100%
FCH/ IHC Hotels, L.P.
Courtyard Atlanta	211	49.5%
Courtyard Houston Galleria	209
Fairfield Inn Atlanta	242
Fairfield Inn Dallas	204
Fairfield Inn Houston 1-10	160
Fairfield Inn Houston Galleria	107
Fairfield Inn Scottsdale	218
Hampton Inn Houston 1-10	90
MeriStar Investment Partners, L.P.
Wyndham Milwaukee	220	10.0%
Sheraton Iowa City	234
Sheraton Anchorage	375
Radisson Scottsdale	318
Radisson San Diego	260
Marriott Trumbull	323
Hilton Newark, CA	313
Hilton Minneapolis/ St. Paul	300
Embassy Suites Walnut Creek	249
Embassy Suites Philadelphia Airport	263
CNL IHC Partners, L.P.
Courtyard Hartford/ Manchester	90	15.0%
Hampton Inn Houston Galleria	176
Residence Inn Hartford/ Manchester	96
Northridge-Interstate Hospitality Partners, LLC
Sheraton Smithtown	209	10.0%
Interconn Ponte Vedra, L.P.
Marriott at Sawgrass	508	10.0%
MRI Houston Hospitality, L.P.
Residence Inn Houston Astrodome Medical Center	287	25.0%
CapStar Hallmark Company LLC.
Radisson St. Louis Riverfront	454	50.0%
San Diego Bridgeworks, LLC
Hilton San Diego Gaslamp	282	17.24%
Orchard Park Associates, L.P.
Comfort Suites Norwich	116	5.0%

	Number	IHR Equity
Name	of Rooms	Participation

Campus Associates, L.P.
Nathan Hale Inn & Conference Center	100	12.5%
Middletown Hotel Associates, L.P.
Inn at Middletown	100	12.5%
	6,870
Total Hotel Rooms

We have notes receivable outstanding to certain of our managed hotels totaling $8.6 million at December 31, 2003. We also have outstanding commitments to fund additional investments or loans to certain properties, if requested, totaling $3.2 million at December 31, 2003.

Management and Real Estate Investment Expansion Strategy

We plan to expand our portfolio of hotels, resorts and conference centers by securing additional full-service and select-service management contracts. In addition, we attempt to identify properties that are promising acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through our due diligence process, we seek to select those expansion targets where we believe selected capital improvements and focused management will increase the property’s ability to attract key demand segments, demonstrate better financial performance, and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and operation. These plans serve as the basis for our expansion decisions and guide subsequent renovation and operating plans.

We seek to invest in properties that meet the following market and hotel criteria:

Market Criteria.

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

Supply Constraints. We seek lodging markets with favorable supply dynamics for property owners. These dynamics include an absence of current new hotel development and barriers to future development such as zoning constraints, the need to undergo lengthy local development approval processes, and a limited number of suitable sites. Other factors limiting the supply of new hotels are the current lack of financing available for new development and the inability to generate adequate returns on investment to justify new development.

Geographic Diversification. Our properties are located in 41 states across the United States, the District of Columbia, Canada, Russia and Portugal. We seek to maintain a geographically diverse portfolio of properties to offset the effects of regional economic cycles.

Hotel Criteria.

Location and Market Appeal. We seek to invest in hotels situated near both business and leisure centers that generate a broad base of demand for hotel accommodations and facilities. These demand generators include airports, convention centers, business parks, shopping centers and other retail areas, sports arenas and stadiums, major highways, tourist destinations, major universities and cultural and entertainment centers with nightlife and restaurants. The confluence of nearby business and leisure centers enables us to attract both weekday business travelers and weekend leisure guests. Attracting a balanced mix of business, group and leisure guests to the hotels helps to maintain stable occupancy rates and high average daily rates.

Size and Facilities. We seek to invest in additional full-service hotels with 200 to 500 or more guest rooms, which include accommodations and facilities that are, or can be made, attractive to key demand segments such as business, group and leisure travelers. These facilities typically include upscale guest rooms; food and beverage facilities; extensive meeting and banquet space; and amenities such as health clubs and swimming pools.

Potential Performance Improvements. We target under performing hotels where intensive management and selective capital improvements can increase revenue and cash flow. These hotels represent opportunities where our systematic management approach and targeted renovations should result in improved property performance.

We expect that our relationships throughout the industry will continue to provide us with a competitive advantage in identifying, evaluating and investing in hotels that meet our criteria. We have a record of successfully managing the renovation and repositioning of hotels in situations with varying levels of service, room rates and market types. We plan to continue to manage such renovation and repositioning programs as we invest in and/or acquire new management contracts of hotels, resorts and conference centers.

Corporate Housing

On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet is a leading provider of corporate housing services in metropolitan markets located in the United States, Canada, the United Kingdom and Paris, France. On August 17, 2001, we expanded BridgeStreet into France through the acquisition of a Paris-based corporate housing company. As of December 31, 2003, our BridgeStreet corporate housing division had 2,884 apartments under direct leases and 360 corporate housing units rented through other network partners. Additionally, through the growth of our Licensed Global Partner Program, we have added more than 3,000 units to our distribution channel, with 15 partners signed as of December 31, 2003. Total fees and commissions for this licensing program in 2003 were over $0.2 million. In addition, referrals from our licensed partners produced approximately $1.0 million in additional revenues for us.

Accommodations and Services

Accommodations — Through our BridgeStreet brand, we offer high quality, fully furnished one-, two- and three-bedroom accommodations. These accommodations, together with the specialized service we offer, are intended to provide guests with a “home away from home.” We select our BridgeStreet apartments based on location, general property condition and basic amenities, with the goal of providing accommodations that meet each guest’s particular needs. As a flexible accommodation services provider, we can satisfy client requests for accommodations in a variety of locations and neighborhoods, including requests for proximity to an office, school or area attraction, as well as requests for accommodations of specific types and sizes. The substantial majority of BridgeStreet’s accommodations is located within a quality property complex and includes dedicated parking and access to fitness facilities, including, in many cases, pools, saunas and tennis courts. We also are able to customize accommodations to a guest’s request with items such as office furniture, fax machines and computers.

In the US, we lease substantially all of our Corporate Housing accommodations through flexible, short-term leasing arrangements. We strive to match our supply of accommodations with client demand, in order to reduce our financial exposure under the leases. We believe our flexible leasing strategy allows us to react to changes in market demand for particular geographic locations and types of accommodations. Our Corporate Housing management strives to develop strong relationships with property managers to ensure that we have a reliable supply of high quality, conveniently located accommodations.

In London and Toronto, market conditions often dictate that BridgeStreet take a higher risk in attaining quality furnished accommodations through the leasing of apartments and condominiums for terms of excess of 2 years. We believe that this is necessary in order to have the required number of apartments in these cities and to adequately service our exiting and evolving client base. The adverse consequences of this risk were best demonstrated by the performance of our Toronto market in 2003, which was very negatively impacted by the SARS epidemic and subsequent economic slide, resulting in more than $1.5 million in net losses as we were unable to terminate many of these long-term leases in the face of a continued declining revenue stream.

Our Corporate Housing accommodations generally are priced competitively with all-suite or upscale extended-stay hotel rooms, even though we believe our accommodations offer more to our guests than those hotel rooms. We believe we generally are able to price our accommodations competitively due to our:

•	High quality accommodations.

•	Favored relationships with local apartment communities which translate into better negotiated rental rates.

•	Ability to lease accommodations in accordance with demand and leave unfavorable markets quickly.

•	Ability to leverage our size to allow for better negotiated rates on furniture and housewares, which translate into lower direct costs.

•	Relatively lower operating cost structure through the synergistic use of technology and our best practices initiative known as BridgeStreet Basics.

The length of a guest’s stay can range from a week, to a few months to a year, with the typical stay ranging from 30 to 45 days.

Corporate Client Services — Our goal is to provide valuable, cost-effective housing to our corporate clients. Many of these clients’ human resource directors, relocation managers or training directors have significant, national employee lodging requirements. In particular, BridgeStreet aims to relieve our clients of the logistics and administrative burden often associated with relocating employees and/or providing them with quality, cost-effective housing for extended, but temporary assignments.

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

Sales and Marketing — Our Corporate Housing division focuses primarily on business-to-business selling. At the headquarters level, we focus on global accounts. These are large national companies that we believe can most benefit from our expanding national and international network. At the local level, each of BridgeStreet’s operating subsidiaries has corporate account specialists that call on local companies, including local branches of regional or national companies, to solicit business. Each account specialist focuses their efforts on the key decision makers at each company responsible for establishing and administering travel and accommodation policies. These decision makers are typically human resource directors, relocation managers or training directors. By aggressively pursuing relationships with potential clients and expanding services to existing clients, BridgeStreet seeks to become each client’s primary or sole provider of flexible accommodation services nationwide. We operate a global BridgeStreet sales force to market our worldwide capabilities to our international corporate clients. In addition, we have expanded BridgeStreet’s Internet presence to supplement traditional marketing strategies and to better serve our customers.

We tailor our marketing strategy to the needs of particular clients. For example, we may market ourselves to a corporation with relocating employees by focusing on our ability to situate families in two and three bedroom apartments, or provide access to accommodations in both metropolitan and suburban settings, or access to accommodations that allow pets. In contrast, when marketing to potential corporate clients in need of short-term housing, we might emphasize our flexible lease terms and our ability to customize an accommodation with amenities such as office equipment, including computers, additional telephone lines and other work-related items.

We intend to continue an advertising and promotional program designed to enhance the BridgeStreet name in the flexible accommodation services industry and broaden our client base. In addition, we promote our BridgeStreet brand name by advertising in trade publications, business publications, Chamber of Commerce listings, local visitor magazines, telephone directories and the Internet, and through periodic direct mail and e-brochure campaigns.

Expansion Strategies

Local Market Share — We have offices in 17 US markets as of December 31, 2003. We train all of our BridgeStreet sales employees in our sales and marketing techniques. With a better-trained sales force and our management experience, we believe we will be in a better position to penetrate local markets and increase our market share.

Global Accounts — We believe global accounts have substantial growth potential for BridgeStreet. BridgeStreet’s current customers include a significant number of large multi-national companies who utilize BridgeStreet’s services, such as Motorola, Accenture, Lehman Brothers and Credit Suisse First Boston. We plan to maximize sales to those existing corporate clients and to obtain new clients. We use a national sales and marketing program that promotes the BridgeStreet brand and highlights BridgeStreet’s national and international network, as well as BridgeStreet’s ability to serve as a central point of contact on all housing issues. Many of BridgeStreet’s clients are Fortune 2000 companies with significant national and international employee lodging requirements.

Franchise Program — In 2002, BridgeStreet launched a licensing program designed to extend BridgeStreet’s established network partner properties and offer operating systems and new revenue opportunities to licensees. The licensing program is intended to expand BridgeStreet’s national and international presence to a globally branded enterprise capable of generating and maintaining fee streams from licensing and related value-added marketing and operational programs. Called the Licensed Global Partner Program, it provides regional corporate housing providers with access to BridgeStreet’s global customers, a centralized reservation system and sales and marketing support. These services will be offered to licensees who meet BridgeStreet’s stringent operational, financial and product quality standards. We view it as an opportunity for global expansion and to generate additional enterprise brand value. At December 31, 2003, we had 15 franchisees.

Network Partner Relationships — We have developed a network partner relationship with flexible accommodation service providers in the United States and in 40 countries worldwide. Through network partner agreements, BridgeStreet has expanded the number of locations where it can serve our clients’ needs. In some additional markets, BridgeStreet intends to enter into network partner agreements with one or more leading local or regional flexible accommodation service providers having the size and quality of operations suitable for serving BridgeStreet’s client base.

International Hotel Operations

Three of our hotels are located in Moscow, Russia. Our net management fees earned from these hotels for the year ended December 31, 2003 were $4.3 million, or 6.6 % of total management fees, and $4.1 million, or 10.3% of total management fees for the year ended December 31, 2002. The management fees are paid in U.S. dollars.

In connection with the management contracts for the three hotels located in Russia, we agreed to fund loans to the hotel owners. The loans outstanding to these owners at December 31, 2003 amounted to $0.2 million.

In addition, we manage the Praia D’El Rey Marriott Golf & Beach Resort in Praia del Rey, Portugal, which was recently developed, and opened on December 15, 2003. We have a loan outstanding to this owner at December 31, 2003, in the amount of $0.5 million.

Insurance and Risk Management

We and our subsidiary, Northridge Insurance Company, offer our managed hotels reinsurance and risk management services. We purchase insurance from major insurance carriers at attractive rates due to large volume purchasing and excellent claims history. Northridge reinsures a portion of the coverage from these third-party primary insurers. We provide the owners of the managed hotels the opportunity to participate in the policy at prices and coverages that we believe are more advantageous than third-party hotel owners could otherwise obtain. In conjunction with our risk management services and in order to minimize our insurance claims, we set policies regarding the standards of operation for participating managed hotels.

We offer this insurance coverage to our managed hotels under the terms of each individual management agreement. The policies provide for layers of coverage with minimum deductibles and annual aggregate limits. The policies are for coverage relating to innkeepers’ losses (general/comprehensive liability), wrongful employment practices, garagekeeper’s legal liability, replacement cost automobile losses and real and personal property insurance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Insurance and Risk Management.”

Relationship with MeriStar Hospitality

We manage all of the properties owned by MeriStar Hospitality, a REIT. At December 31, 2003, MeriStar Hospitality owned 93 properties. Our relationship with MeriStar Hospitality is governed in part by an intercompany agreement. Historically, we have had close operating, management and governance relationships with MeriStar Hospitality. We manage all of their hotel properties under long-term management contracts and have, in the past, shared several key management personnel and board members with MeriStar Hospitality. Due to the merger between MeriStar and Interstate and our resulting increased scale, we and MeriStar Hospitality have split the management teams of the two companies, although Paul W. Whetsell continues as the Chairman of both companies and is the Chief Executive Officer of MeriStar Hospitality. In addition, our board and MeriStar Hospitality’s board have each formed special committees to explore further changes to the relationship between the two companies, including possible changes to or termination of the intercompany agreement and certain changes to the management contracts.

Intercompany Agreement — We are a party to an intercompany agreement with MeriStar Hospitality. Because of the provisions of the intercompany agreement, we are restricted in certain aspects of the nature of our business and the opportunities we may pursue. Under the agreement, we are prohibited from making real property investments that a REIT could make unless:

•	MeriStar Hospitality is first given the opportunity but elects not to pursue the investments;

•	the investment is on land already owned or leased by us or subject to a lease or purchase option in our favor;

•	we will operate the property under a trade name owned by us, including Doral; or

•	the investment is a minority investment made as part of a lease or management agreement arrangement by us.

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

The Intercompany Agreement will terminate upon the earlier of August 3, 2008 and a future change in our ownership or control. Our board and MeriStar Hospitality’s board have each formed special committees to explore further changes to the relationship between our two companies, including possible changes to the intercompany agreement.

Management Agreements — Under our management agreements with MeriStar Hospitality, we receive a management fee for each hotel equal to a specified percentage of aggregate hotel operating revenues, increased or reduced, as the case may be, by 20% of the positive or negative difference between:

•	The actual excess of total operating revenues over total operating expenses; and

•	A projected excess, determined in accordance with a formula in the relevant agreement of total operating revenues over total operating expenses.

The total management fee for a hotel in any fiscal year will not be less than the base fee of 2.5%, or greater than 4.0% (with incentive fees) of aggregate hotel operating revenues. In 2003, the fee percentage we received on the hotels we managed for MeriStar was 2.5%.

The management agreements with MeriStar Hospitality have initial terms of ten years with three renewal periods of five years each. A renewal will go into effect unless we elect not to renew the agreement or there is a change in the federal tax laws permitting MeriStar Hospitality or one of its subsidiaries to operate the hotels directly without adversely affecting MeriStar Hospitality’s ability to qualify as a REIT.

MeriStar Hospitality’s taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. Except in the case of three hotels, upon that termination, MeriStar Hospitality’s taxable subsidiary will be required to pay us a termination fee equal to the present value of the remaining payments as defined in the management agreements. The termination fee will be paid in thirty equal monthly installments, without interest, commencing the month following the termination. MeriStar Hospitality’s taxable subsidiaries will be able to credit against any termination payments the present value of projected fees as defined in the management agreements, including, without limitation, the present value of any projected fees of any management agreements executed during the thirty-month period over which payments are made. MeriStar Hospitality has, since January 1, 2003, sold 15 hotels, 13 of which we no longer manage. MeriStar Hospitality also has announced plans to sell an additional 19 hotels, all of which are managed by us. Net of any credits, as of December 31, 2003, we would be entitled to receive approximately $5.7 million of termination fees with respect to the termination of management agreements for the 13 hotels that we no longer manage and $11.7 million in termination fees for the 19 hotels MeriStar Hospitality intends to sell. MeriStar Hospitality has notified us that they have questions regarding the method of calculating these termination fees. According to their proposed calculation, the amount of termination fees we would receive is approximately $5.0 million less than the amount due us in accordance with the method which has been used historically and which we believe is correct.

The 32 hotels mentioned above accounted for $3.8 million, or 5.9% of our total management fees for the year ended December 31, 2003 and $1.6 million, or 4.1 % of our total management fees for the year ended December 31, 2002 (all of which was recorded after July 31, 2002, the date of the merger between MeriStar and Interstate). At December 31, 2003, we have recorded $0.2 million in termination fees. MeriStar Hospitality may also terminate a management agreement if certain performance standards at the hotel are not met in consecutive calendar years.

We do not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary of MeriStar Hospitality. A change in control of our company will require MeriStar Hospitality’s consent, and they may grant or withhold their consent at their sole discretion. MeriStar Hospitality consented to our merger with Interstate Hotels Corporation in July 2002.

Borrowings From MeriStar Hospitality — At December 31, 2003, we did not have any borrowings outstanding with MeriStar Hospitality. At December 31, 2002, we had $56.1 million of borrowings outstanding under a term note we had with MeriStar Hospitality. That note was due July 31, 2007. On January 10, 2003, we completed a discounted repayment to MeriStar Hospitality of the note for $42.1 million. We financed the repayment with proceeds from a $40.0 million subordinated term loan obtained from Lehman Brothers that matures in January 2007 and carries a coupon rate of LIBOR plus 850 basis points. The remaining $2.1 million was paid out of available cash.

Intellectual Property and Franchises

We employ a flexible branding strategy based on each particular managed hotel’s market environment and other unique characteristics. Accordingly, we use various national trade names pursuant to licensing arrangements with national franchisors.

Generally, the third-party owners of our hotels, rather than us, are parties to the franchise agreements to use the trade names under which the hotels are operated. We are a party, however, to certain franchise agreements with Marriott and Promus Hotels, Inc. The hotel owners are required to reimburse us for all costs incurred in connection with these franchise agreements. Our franchise agreements to use these trade names expire at varying times, generally ranging from 2002 to 2021. A grant of franchise licenses for our hotels is not intended as, and should not be interpreted as, an express or implied approval or endorsement by any such franchisor or licensor, or any of their respective affiliates, subsidiaries or divisions, of us or our stock.

In addition, see our discussion of the BridgeStreet franchise program under “Business — Corporate Housing — Expansion Strategies — Franchise Program.”

We have registered, or have applied with the United States Patent Office for registration, of a number of trademarks and service marks incorporating the words “BridgeStreet®,” “Doral®,” as well as many other trademarks and service marks used in our business. In connection with managing hotels and our corporate housing business, we utilize our trademarks and service marks, including the “BridgeStreet®” marks. We do not believe that the loss or expiration of any or all of our marks would have a material adverse effect on our business. The registrations for our marks expire at varying times, generally ranging from 2004 to 2011.

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

Americans with Disabilities Act

Under the Americans with Disabilities Act, all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested by our owners in federally required upgrades to our properties and units leased by BridgeStreet, a determination that we or our owners are not in compliance with the Americans with Disabilities Act could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We or our owners are likely to incur additional costs of complying with the Americans with Disabilities Act. Those costs, however, are not expected to have a material adverse effect on our results of operations or financial condition.

Environmental Law

Under various federal, state and local and foreign environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous or toxic substances. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of those hazardous or toxic substances on a property could also result in personal injury or property damage or similar claims by private parties. In addition, the presence of contamination, or the failure to report, investigate or properly remediate contaminated property, may adversely affect the operation of the property or the owner’s ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person. The operation and removal of underground storage tanks are also regulated by federal and state laws. In connection with the ownership and operation of hotels, the operators, such as us, or the owners of those properties, could be held liable for the costs of remedial action for regulated substances and storage tanks and related claims. Environmental laws and common law principles could also be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. Activities have been undertaken to close or remove storage tanks located on the property of several hotels that we own or manage. We are not currently aware of any potential material exposure as a result of any environmental claims.

Many of the hotels that we own or manage have undergone Phase I environmental site assessments, which generally provide a non-intrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental consultant. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotel owner or others may be responsible. The Phase I assessments have not revealed, nor are we aware of, any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

In addition, a significant number of the hotels that we own or manage have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations require containment, abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels at which we are aware that asbestos-containing materials are present. We are not currently aware of any potential material exposure as a result of any asbestos related claims.

Other regulation

As a lessee of its accommodations, our BridgeStreet corporate housing division believes that it and its employees are either outside the purview of, exempted from or in compliance with laws in the jurisdictions in which BridgeStreet operates requiring real estate brokers to hold licenses. However, there can be no assurance that BridgeStreet’s position in any jurisdiction where it believes itself to be excepted or exempted would be upheld if challenged or that any such jurisdiction will not amend its laws to require BridgeStreet and/or one or more of its employees to be licensed brokers. Moreover, there can be no assurance that BridgeStreet will not operate in the future in additional jurisdictions requiring such licensing.

In some of the jurisdictions in which BridgeStreet operates, we believe that we are not required to charge guests the sales and “bed” taxes that are applicable to establishments furnishing rooms to transient guests. We cannot provide assurance, however, that the tax laws in particular jurisdictions will not change or that a tax collection agency will not successfully challenge BridgeStreet’s position regarding the applicability of tax laws. We believe that we are substantially complying with the laws governing the collection and remission of such taxes in all jurisdictions where we are required to do so.

Competition

We compete primarily in the following segments of the lodging industry: the upscale and mid-priced sectors of the full-service segment; the select-service segment; and resorts. We also compete with other providers of flexible accommodation services. Other full — and select-service hotels and resorts compete with our properties in each geographic market in which our properties are located. Competition in the United States lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered, and quality of customer service and overall product.

In addition, we compete for hotel management contracts against numerous competitors, many of which have more financial resources than us. These competitors include the management arms of some of the major hotel brands as well as independent, non-brand-affiliated hotel managers.

Employees

As of December 31, 2003, we employed approximately 31,127 persons, of whom approximately 26,681 were compensated on an hourly basis. We are reimbursed for wages for hotel employees by the hotel owners. Some of the employees at 30 of our hotels are represented by labor unions. We believe that labor relations with our employees are generally good.

Registration rights agreement

In connection with the MeriStar-Interstate merger agreement, we entered into a registration rights agreement providing our principal investor group with registration rights in respect of the approximately 6.9 million shares of our common stock they held.

Incidental registration right — Under their registration rights agreement, if at any time we propose to file a registration statement with the SEC to register any of our common stock or other debt or equity securities that may be converted into or exchanged for shares of common stock for sale to the public, the principal investor group will have the right to include in the registration their shares of common stock. This right will be triggered whether the sale to the public is made by us for our own account, or on behalf of any selling stockholder of ours.

However, this right will not be triggered if the sale is:

•	not for cash consideration,

•	is being made in connection with the conversion, exchange or exercise for shares of our common stock,

•	of shares of our common stock that are issuable upon the exercise of stock options, or issuable under the employee stock purchase plan,

•	in connection with an acquisition by us,

•	in connection with any securities exchange offer, dividend reinvestment plan, corporate reorganization, or

•	in connection with any amalgamation, merger or consolidation in which we are involved where we are the surviving corporation.

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

Demand registration right — The principal investor group will also have the right to obligate us to file a registration statement covering the resale of their common stock upon written notice to us, so long as this demand for registration is for:

•	at least 500,000 shares of our common stock;

•	securities that are convertible into 500,000 shares of our common stock; or

•	a lesser number of shares, so long as the gross proceeds of the intended sale would not be less than $2.0 million, calculated based on the average closing price of common stock over the 10 day trading period immediately preceding the date of the written demand request.

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

Most favorable registration rights — The registration rights agreement also provides that if we give any person registration rights that are more favorable than those granted to these stockholders, other than the number of registrations that may be demanded, with respect to any of our securities, we will be required to provide these stockholders with notice of that event, and accord them those more favorable rights.

Equity offering — During November of 2003, we filed a registration statement with the SEC to offer 8,500,000 shares of our common stock. In connection with this equity offering, our principal investor group elected to include in the registration 500,000 shares of their common stock.

Our board composition agreement

We entered into a stockholder and board composition agreement with the principal investor group, Oak Hill Capital Partners, L.P. and parties related to it and certain senior executives.

As provided in our charter, the composition of our board of directors remained unchanged for the 18 months after the MeriStar-Interstate merger. This 18-month period ended on January 31, 2004 but has been extended an additional 60 days. During this period, we are required to include five individuals specified by the principal investor group in the slate of directors recommended for election as director by our board of directors, unless, at the time of the election, the principal investor group and its affiliates and associates beneficially own less than 75% of our common stock that they beneficially owned at the effective time of the merger. Upon expiration of the board composition agreement, the board members will continue to serve until their terms expire or unless they resign or are removed according to our bylaws and charter. The terms of the directors designated by our principal investor group will not expire until 2006.

The agreement provides that:

•	if any of six directors originally designated by MeriStar or any replacement as director for any of them resigns, retires or is no longer able to serve as a director by reason of death, disqualification, removal from office or any other cause, Mr. Whetsell or his replacement as director, if any, will have the right to designate a person for nomination to be a successor to the director no longer serving;

•	if any of five directors originally designated by the principal investor group or any replacement as director for any of them resigns, retires or is no longer able to serve as a director by reason of death, disqualification, removal from office or any other cause, then the majority of that group of individuals; including any of their replacements, if any, will have the right to designate a person for nomination to be a successor to the director no longer serving;

•	if all of five directors originally designated by the principal investor group or any replacement as director for any of them resigns, retires or is no longer able to serve as a director by reason of death, disqualification, removal from office or any other cause, then Mr. Hewitt or his replacement as director, if any, will have the right to designate a person for nomination to be a successor to the director no longer serving;

•	if any of Mr. Hewitt or Mr. John Russell, a director designated by Interstate, or any replacement as director for either of them resigns, retires or is no longer able to serve as a director by reason of death, disqualification, removal from office or any other cause then Mr. Hewitt, in the case of Mr. Russell leaving the board, or Mr. Russell, in the case of Mr. Hewitt leaving the board, or that person’s replacement as director, if any, will have the right to designate a person for nomination to be a successor to the director no longer serving;

•	we will use our best efforts, subject to the fiduciary duties of a successor’s board of directors under applicable law, to have any such successor that is designated for nomination under the agreement to be nominated and elected; and

•	the parties to the agreement other than us will, if the matter is put to a vote of stockholders, vote their shares of our common stock in a manner to cause the election of any such successor that is designated for nomination under the agreement.

The Operating Partnership

The following summary information is qualified in its entirety by the provisions of the Interstate Operating Company, L.P. limited partnership agreement. We have filed a copy of the agreement as an exhibit to this Form 10-K.

Interstate Operating Company, L.P., formerly known as MeriStar H&R Operating Company, L.P., is our subsidiary operating partnership and indirectly holds a substantial portion of all of our assets. We are the sole general partner of that partnership. We, one of our directors and approximately 59 independent third-parties are limited partners of that partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. The agreement also gives us, as general partner, the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series. These interests may have such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.

The partnership agreement currently has two classes of limited partnership interests: Class A units and preferred units. As of December 31, 2003, the ownership of the limited partnership units was as follows:

•	We and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock; and

•	Other limited partners own 273,896 Class A units and 78,431 preferred units.

We did not make any distributions during 2003, 2002 or 2001 to the holders of the Class A units. Holders of preferred units receive a 6.5% cumulative annual preferred return based on a received capital amount of $16.70 per unit compounded quarterly to the extent not paid currently. All net income and capital proceeds earned by the partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A units in proportion to the number of units owned by each holder.

The holders of each Class A unit not held by us or one of our subsidiaries may redeem for cash equal to the value of one share of our common stock or, at our option, one share of our common stock. Until April 1, 2004, the partnership may redeem the Preferred units for cash at a price of $16.70 per unit or (with the holder’s consent) for our common stock having equivalent aggregate value. After April 1, 2004, each holder of the preferred units may require the partnership to redeem these units for cash at a price of $16.70 per unit or, at the holder’s option, shares of our common stock having equivalent aggregate value. If we or the holders of the preferred units chose to redeem the preferred units for our common stock instead of cash, and if our common stock was valued at that time at less than $16.70 per share, we would have to issue more shares of our common stock than the number of preferred units being redeemed. For example, at December 31, 2003, our stock price was $5.35 per share. If the preferred units were redeemed for common stock at that price, we would have issued 244,822 shares of our common stock.

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

Various factors could adversely affect our ability to generate revenues on which our management fees are based. Our business is subject to all of the operating risks inherent in the lodging industry. These risks include, but are not limited to, the following:

•	changes in national, regional and local economic conditions;

•	cyclical overbuilding in the lodging industry;

•	varying levels of demand for rooms and related services;

•	competition from other hotels, resorts and recreational properties, some of which may have greater marketing and financial resources than we or the owners of the properties we manage have;

•	the creditworthiness of the owners of the hotels that we manage and the risk of bankruptcy by hotel owners;

•	uninsured property, casualty and other losses;

•	labor disturbances or shortages of labor;

•	the ability of any joint ventures in which we invest to service any debt they incur and the risk of foreclosure associated with that debt;

•	present or future environmental legislation;

•	dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;

•	decreases in air travel;

•	fluctuations in operating costs;

•	the effects of owners not funding recurring costs of necessary renovations, refurbishment and improvements of hotel properties;

•	uninsured losses;

•	fluctuations in demand resulting from threatened or actual acts of terrorism or hostilities;

•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

•	changes in interest rates and the availability of credit.

Demographic, geographic or other changes in one or more markets could impact the convenience or desirability of the sites of some hotels, which would in turn affect the operations of those hotels.

We encounter industry-related risks related to our investments in and ownership of hotels and other real estate.

As we hold or acquire interests in hotel properties, we are subject to the operating risks described in the immediately preceding risk factors. In addition, we will be exposed to risks and uncertainties associated with the ownership of hotels and real estate, including risks arising from:

•	changes in national, regional and local economic conditions;

•	changes in local real estate market conditions;

•	changes in the markets for particular types of assets;

•	changes in interest rates and in the availability, cost and terms of financing;

•	uninsured property casualty and other losses;

•	labor disturbances or shortages of labor;

•	present or future environmental legislation;

•	the recurring costs of necessary renovations, refurbishment and improvements of hotel properties;

•	adverse changes in zoning laws;

•	adverse changes in real estate tax assessments;

•	construction or renovation delays and cost overruns; and

•	limitations on our ability to quickly dispose of investments and respond to changes in the economic or competitive environment due to the relative illiquidity of real estate assets.

Many of these factors will be beyond our control. As we expand through acquisition or development of real estate, the magnitude of these risks may increase. Any of these factors could have a material and adverse impact on the value of our assets or on the revenues that can be generated from those assets. In addition, due to the level of fixed costs required to operate upscale and select-service hotels, resorts and conference centers, significant expenditures necessary for the operation of these properties generally cannot be reduced when circumstances cause a reduction in revenue.

As we acquire additional hotels, we may have difficulty managing our growth, which may have an adverse impact upon our results of operations.

As we expand through acquisitions or development of real estate, we plan to increase the size of our management proportionately with our growth. We may have difficulty integrating new personnel and managing our growth through acquisitions. As a result, management’s attention and resources may be diverted from our existing operations. In addition, if we are unsuccessful in expanding our business, our personnel costs may be disproportionately high compared to our operations, which may have an adverse effect on our profitability.

The current economic slowdown has adversely affected the performance of hotels and, if it worsens or continues, these effects could be material.

The economic slowdown and the resulting declines in revenue per available room at the hotels we manage began in the first quarter of 2001. The decline in occupancy during 2001, 2002 and 2003 has led to declines in room rates as hotels compete more aggressively for guests. If the current economic slowdown worsens or continues for a protracted period of time, the declines in occupancy could also lead to further declines in average daily room rates and thereby have a material adverse effect on our operating results. The economic slowdown could also result in the disposition by hotel owners of hotels we manage, which could result in the loss of management contracts, which could have an adverse effect on our revenues. In addition, the economic slowdown may lead to an increased risk of bankruptcy by owners of hotels and/or foreclosures on the hotel properties, which may inhibit our ability to collect fees or other amounts due us under our management agreements or may lead to their termination. Adverse economic conditions may also affect collection of hotel accounts receivable, which could reduce our management fees.

Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners.

If the owner of a property we manage disposes of the property, our management agreement may be terminated by the buyer. Similarly, if an owner of properties we manage is acquired, the subsequent owner may wish to terminate our management agreements. Although our management agreements with MeriStar Hospitality contain termination fee provisions, our management agreements with other owners generally have limited or no termination fees payable to us if a hotel is sold and the agreement is terminated. As of December 31, 2003, approximately 100 of our management agreements had current terms scheduled to expire within two years.

As of December 31, 2003, MeriStar Hospitality was the owner of 93 of the properties that we manage. During 2003, MeriStar Hospitality sold 15 hotels managed by us, 13 of which we no longer manage for the buyer. MeriStar Hospitality also announced plans to sell an additional 19 hotels, all of which we currently manage. Those 19 hotels, together with the 13 sold hotels we no longer manage, accounted for $3.8 million, or 5.9%, of our total management fees for the year ended December 31, 2003, and $1.6 million, or 4.1%, of our total management fees for the year ended December 31, 2002 (all of which was recorded after July 31, 2002, the date of the merger between MeriStar and Interstate).

Except in the case of three hotels currently owned by MeriStar Hospitality, if we are terminated as manager upon the sale of a MeriStar Hospitality owned hotel, we will receive a termination fee. Any termination fee will be paid in thirty equal monthly installments, without interest, commencing the month following the termination. MeriStar Hospitality will be able to credit against any termination payments the present value of projected fees as defined in the management agreements, including, without limitation, the present value of any projected fees of any management agreements executed during the thirty-month period over which payments are made. Net of such offsets, as of December 31, 2003, we would be entitled to receive approximately $17.3 million of total termination fees with respect to the termination of management agreements for the 13 hotels sold by MeriStar Hospitality that we no longer manage and the 19 remaining hotels MeriStar Hospitality has announced their intention to sell. Our management agreements with other owners generally have limited or no termination fees due to us if our management agreement is terminated upon the sale of the hotel. We record termination fees as management fee revenue as they are received. The termination of management contracts as a result of hotel dispositions could therefore have an adverse effect on our revenues.

MeriStar Hospitality has notified us that they have questions regarding the method of calculating the termination fees. According to their proposed calculation, the amount of termination fees we would receive is approximately $5.0 million less than the amount due us in accordance with the method which has been used historically and which we believe is correct.

MeriStar Hospitality may also terminate a management agreement if specified performance standards at the hotel are not met in consecutive calendar years.

A high percentage of the hotels we manage are upscale hotels, and our BridgeStreet corporate housing division primarily services business travelers and high-end leisure travelers, so we may be particularly succeptible to an economic downturn.

Approximately 60% of the rooms our hotel management division manages are in hotels that are classified as upscale, full-service hotels. These hotels generally command higher room rates. However, in an economic downturn, these hotels may be more susceptible to a decrease in revenues, as compared to hotels in other categories that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. The corporate housing segment is sensitive to economic conditions for the same reasons. Adverse changes in economic conditions and/or continued sluggishness in the economy could have a material adverse effect on our revenues and results of operations.

Due to the lease obligations of our BridgeStreet corporate housing division, we may not be able to adjust our cost structure as a result of changes in demand for corporate housing.

Our BridgeStreet corporate housing division has substantial commitments under leases which may not be cancelled. As a result, if demand for corporate housing decreases, we may not be able to adjust our cost structure to react to a decrease in demand, which could have an adverse effect on our results of operations. Similarly, in areas in which longer term leases are standard (such as Toronto and London), we may not be able to adjust our corporate housing portfolio upon an increase in demand in markets where we have few or no leases to take advantage of shifting market conditions.

Acts of terrorism, the threat of terrorism, the ongoing war against terrorism and other factors have impacted and will continue to impact the hotel industry and all hotel companies’ result of operations.

The threat of terrorism has had and will, for the foreseeable future, continue to have a negative impact on hotel operations, causing lower than expected performance, particularly in a weak economy. The threat of terrorism has caused a significant decrease in hotels’ occupancy and average daily rate due to disruptions in business and leisure travel patterns and concerns about travel safety. Major metropolitan area and airport hotels have been adversely affected due to concerns about air travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel. Future outbreaks of hostilities could have a material negative effect on air travel and on our business.

The September 11, 2001 terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We have not previously experienced events like the attacks, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11th levels. While there have been improvements in operating levels from the period immediately following the attacks, the uncertainty associated with subsequent incidents and threats and the possibility of future attacks may continue to hamper business and leisure travel patterns. In addition, potential future outbreaks of Severe Acute Respiratory Syndrome or other diseases and similar disruptive events could have a material adverse effect on our revenues and results of operations due to decreased air travel and occupancy, especially in areas hard-hit by the events.

If we are unable to identify additional appropriate real estate acquisition or development opportunities and to arrange the financing necessary to complete these acquisitions or developments, our continued growth could be impaired.

We continually evaluate potential real estate development and acquisition opportunities. Any future acquisitions or developments will be financed through a combination of internally generated funds, additional bank borrowings from existing or new credit facilities, public offerings or private placements of equity or debt securities. The nature of any future financing will depend on factors such as the size of the particular acquisition or development and our capital structure at the time of a project. We may not be able to identify appropriate new acquisition or development opportunities and necessary financing may not be available on suitable terms, if at all.

An important part of our growth strategy will be the investment in, and acquisition of hotels. Continued industry consolidation and competition for acquisitions could adversely affect our growth prospects going forward. We will compete for hotel and other investment opportunities with other companies, some of which may have greater financial or other resources than we have. Competitors may have a lower cost of capital and may be able to pay higher prices or assume greater risks than would be prudent for us to pay or assume. If we are unable to make real estate investments and acquisitions, our continued growth could be impaired.

The terms of our intercompany agreement with MeriStar Hospitality also restricts our ability to make some types of investments in real estate. For more information regarding these restrictions, please refer to the risk factor under the caption, “Our relationship with MeriStar Hospitality may lead to conflicts of interest that adversely affect stockholders’ interests.”

The lodging industry and corporate housing market are highly competitive.

There is no single competitor or small number of competitors that are dominant either in the hotel management, lodging or corporate housing business. We operate in areas that attract numerous competitors, some of which may have substantially greater resources than we or the owners of properties we manage have, including Marriott International, Inc., Starwood Hotel & Resorts Worldwide, Inc. and Hilton Hotels Corporation, among others. Competition in the lodging industry and corporate housing market is based generally on location, availability, room rates or corporate housing rates, range and quality of services and guest amenities offered. New or existing competitors could lower rates; offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. Any of these factors could adversely affect operations and the number of suitable business opportunities. In addition, we compete for hotel management contracts against numerous other companies, many of which may have more financial resources than we have. These competitors include the management divisions of the major hotel brands as well as independent, non-brand affiliated hotel managers.

Our relationship with MeriStar Hospitality may lead to conflicts of interest that adversely affect stockholders’ interests.

We have historically had a close business relationship with MeriStar Hospitality, a real estate investment trust, or REIT, that, as of December 31, 2003, owned 93 of the properties we manage. Paul W. Whetsell is the Chief Executive Officer of MeriStar Hospitality and is the Chairman of both companies. Currently, our relationship with MeriStar Hospitality is governed by an intercompany agreement. That agreement restricts each party from taking advantage of some business opportunities without first presenting those opportunities to the other party.

We and MeriStar Hospitality may have conflicting views on the manner in which we manage its hotels, as well as acquisitions and dispositions. As a result, our Chairman, who is also Chairman and Chief Executive Officer of MeriStar Hospitality, may be presented with several decisions which provides him the opportunity to benefit MeriStar Hospitality to our detriment or benefit us to the detriment of MeriStar Hospitality. Inherent potential conflicts of interest will be present in all of the numerous transactions between us and MeriStar Hospitality. In case of a potential conflict between us and MeriStar Hospitality, we will form a special committee of our board of directors to consider the matter. Mr. Whetsell will recuse himself from all decision-making and deliberations relating to the matter, as will any other directors with interests in the matter.

We have restrictions on our business and on our future opportunities that could affect our operations. Under the intercompany agreement, we are prohibited from making real property investments that a REIT could make unless:

•	MeriStar Hospitality is first given the opportunity but elects not to pursue the investment;

•	the investment is on land already owned or leased by us or subject to a lease or purchase option in our favor;

•	we operate the property under a trade name owned by us, including Doral®; or

•	the investment is a minority investment made as part of a lease or management agreement arrangement by us.

The intercompany agreement generally grants us a right of first refusal to become the manager of any real property or hotel acquired by MeriStar Hospitality. They will make this type of opportunity available to us only if MeriStar Hospitality determines that:

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

Because of the provisions of the intercompany agreement, we will be restricted in the nature of our business and the opportunities we may pursue. The terms of the intercompany agreement were not negotiated on an arms-length basis. Because our Chairman is also Chairman and Chief Executive Officer of MeriStar

Hospitality, there is a potential conflict of interest with respect to the enforcement of the intercompany agreement to our benefit and to the detriment of MeriStar Hospitality, or to the benefit of MeriStar Hospitality and to our detriment. Furthermore, because of the independent trading of the two companies, stockholders in each company may have divergent interests that could lead to conflicts of interest. The divergence of interests could also reduce the anticipated benefits of our close relationship with MeriStar Hospitality.

We may have conflicts relating to the sale of hotels subject to management agreements. With the exception of 3 hotels owned by it, MeriStar Hospitality will generally be required to pay a termination fee to us if it elects to sell or transfer a hotel to a person or entity that is not an affiliate of MeriStar Hospitality or if it elects to permanently close a hotel after a casualty and does not replace it with another hotel with a management fee equal to that payable under the management agreement to be terminated. Where applicable, the termination fee will equal the present value of the management fees payable as defined in the management agreements. All of our current management agreements with MeriStar Hospitality have terms ending on January 1, 2011, with three five-year renewal periods at our option. Any termination fee will be paid in thirty equal monthly installments, without interest, commencing the month following the termination. We would be entitled to receive approximately $17.3 million of total termination fees with respect to the termination of management agreements with respect to the 13 hotels sold by MeriStar Hospitality that we no longer manage and the 19 remaining hotels MeriStar Hospitality has announced its intentions to sell. MeriStar Hospitality’s decision to sell a hotel may, therefore, have significantly different consequences for MeriStar Hospitality and us. MeriStar Hospitality will be able to credit against any termination payments the present value of projected fees as defined in the management agreements, including, without limitation, the present value of any projected fees of any management agreements executed during the thirty-month period over which payments are made.

If MeriStar Hospitality no longer qualifies as a REIT or is otherwise permitted to manage and operate hotels, our hotel management business could be adversely affected. Because of the terms of the intercompany agreement with MeriStar Hospitality, if MeriStar Hospitality in the future fails to qualify as a REIT, it could have a substantial adverse effect on those aspects of our business operations and business opportunities that depend on MeriStar Hospitality. For example, if MeriStar Hospitality ceases to qualify as a REIT, the requirement in the intercompany agreement that MeriStar Hospitality enter into management agreements with us would cease. In that case, although MeriStar Hospitality could not terminate existing contracts with us, it would have the right to operate newly acquired properties itself. We, however, would remain subject to all of the limitations on our operations contained in the existing management agreements. In addition, if there is a change in the Internal Revenue Code that would permit MeriStar Hospitality or one of its affiliates to operate hotels without adversely affecting MeriStar Hospitality’s status as a REIT, MeriStar Hospitality would not be required to enter into future renewals of our management agreements. Furthermore, a change in control of MeriStar Hospitality could have a negative effect on us, since our working relationship with the new owner of those hotels may not be as close as our working relationship is with MeriStar Hospitality.

Our international operations expose us to additional risks.

As we continue to grow our international presence, we are subject to various risks which include exposure to currency fluctuations, managing potential difficulties in enforcing contractual obligations and intellectual property rights, the burden of complying with a wide variety of laws and regulations and the effects of potential and actual international terrorism and hostilities. We are particularly sensitive to any factors that may influence international travel. In addition, we cannot be certain of the effect that changing political and economic conditions could have on our international hotel and corporate housing operations and on our ability to collect on loans to third-party owners overseas. Furthermore, the success of our international operations depends on our ability to attract and retain qualified management personnel who are familiar not only with our business and industry but also with the local commercial practices and economic environment.

Three of the hotels we manage are located in Russia. The management contracts for the three Russian hotels accounted for approximately $4.3 million, or approximately 6.6% of total management fees for the year ended December 31, 2003, and $4.1 million, or approximately 10.3% of total management fees for the year ended December 31, 2002. We amortized, over a five-year period, the costs incurred in obtaining the management contracts for the three hotels located in Russia. As of December 31, 2003, these amounts are fully amortized. In addition, under the management contracts for the three hotels located in Russia, we agreed to fund loans to the hotel owners. As of December 31, 2003, we had loans outstanding in the amount of $0.2 million to these owners.

In December 2003, in connection with the hotel’s opening, we began to manage the Praia D’El Rey Marriott Golf & Beach Resort in Praia del Rey, Portugal. At December 31, 2003, we had a loan outstanding to the owner of this property in the amount of $0.5 million.

Third-party hotel owners are not required to use the ancillary services we provide.

In addition to traditional hotel management services, we offer to third-party hotel owners several ancillary services such as purchasing, project management, insurance and risk management, information technology and telecommunication services, and centralized accounting services. We expect to derive a portion of our revenues from these services. Our management contracts do not obligate third-party hotel owners to utilize these services, and the failure of hotel owners to utilize these services could adversely affect our overall revenues.

We may be adversely affected by the limitations in our franchising and licensing agreements.

We are the brand franchisee of record of some of the hotels we have interests in or manage. In addition, with respect to hotels for which we are not the franchisee, we may sign a manager acknowledgment agreement with the franchisor which details some of our rights and obligations with respect to the hotel and references the hotel’s franchise agreement. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. Those limitations may conflict with our philosophy of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, at the discretion of the franchisor, and may restrict a franchisee’s ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require a hotel owner to incur significant expenses or capital expenditures. Action or inaction by us or by the owner of a hotel could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on revenues. In connection with terminating or changing the franchise affiliation of a hotel, the owner of the hotel may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operation or the underlying value of the hotel covered by the franchise due to the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Franchise agreements covering the hotels we manage expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, these franchise agreements frequently contemplate a renewal application process. This process may require an owner to make substantial capital improvements to a hotel. Although the management agreements generally require owners to make capital improvements to maintain the quality of a property, we are not able to directly control the timing or amount of those expenditures. Some of the franchise agreements under which we operate and manage hotels restrict the franchisee’s ability to own or operate another hotel within a specified territory or with regard to specific hotels. These limitations, if found to apply to us, may limit our ability to acquire new management agreements and potentially impair our continued growth.

Costs of compliance with environmental laws could adversely affect operating results.

Under various federal, state, local and foreign environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements for the costs of investigation, monitoring, removal or remediation of hazardous or toxic substances. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The presence of these hazardous or toxic substances on a property could also result in personal injury or property damage or similar claims by private parties. In addition, the presence of contamination or the failure to report, investigate or properly remediate contaminated property, may adversely affect the operation of the property or the owner’s ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person. The operation and removal of underground storage tanks are also regulated by federal and state laws. In connection with the ownership and operation of hotels, the operators, such as us or the owners of those properties could be held liable for the costs of remedial action for regulated substances and storage tanks and related claims. Activities have been undertaken to close or remove storage tanks located on the property of several of the hotels that we own or manage.

A significant number of the hotels that we own or manage have undergone Phase I environmental site assessments, which generally provide a non-intrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental consultant. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotel owner may be responsible. The Phase I assessments have not revealed, nor are we aware of, any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

In addition, a significant number of the hotels we own or manage have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at those hotels at which we are aware that asbestos-containing materials are present. Any liability resulting from non-compliance or other claims relating to environmental matters could have a material adverse effect on our results of operations or financial condition.

Aspects of hotel, resort, conference center, corporate housing and restaurant operations are subject to governmental regulation, and changes in regulations may have significant effects on business.

A number of states regulate various aspects of hotels, resorts, conference centers, corporate housing and restaurants, including liquor licensing, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe we are substantially in compliance with these requirements or, in the case of liquor licenses, that we have or will promptly obtain the appropriate licenses. Managers of hotels and providers of corporate housing are also subject to employment laws, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of hotels and corporate housing units and could otherwise adversely affect our results of operations or financial condition.

Under the Americans with Disabilities Act, or ADA, all public accommodations in the U.S. are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although owners of hotels we manage have invested significant amounts in ADA-required upgrades, a determination that the hotels we own or the units leased by our BridgeStreet corporate housing division are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

The lodging business is seasonal.

Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at the hotels we own or manage will cause quarterly fluctuations in revenues. Events beyond our control, such as extreme weather conditions, economic factors, geopolitical conflicts, actual or potential terrorist attacks, and other considerations affecting travel may also adversely affect our earnings.

If we fail to retain our executive officers and key personnel, our business would be harmed.

Our ability to maintain our competitive position will depend to a significant extent on the efforts and ability of our senior management, particularly our Chairman, Paul W. Whetsell and our Chief Executive Officer, Steven Jorns. Our future success and our ability to manage future growth will depend in large part upon the efforts of Messrs. Whetsell and Jorns and on our ability to attract and retain other highly qualified personnel. Competition for personnel is intense, and we may not be successful in attracting and retaining our personnel. Our inability to attract and retain other highly qualified personnel may adversely affect our results of operations and financial condition.

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

As of December 31, 2003, we had approximately $42.6 million of outstanding indebtedness under our senior secured credit facility, with $23.5 million in availability, and approximately $40.0 million of outstanding indebtedness under our subordinated credit facility. The term loan and revolving portions of our senior secured credit facility mature on July 28, 2005, but at our option, the revolving portion of our senior secured credit facility may be extended for an additional year beyond the maturity date to July 28, 2006. The senior secured credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. The senior credit agreement also includes pledges of collateral, including the following:

•	ownership interests of all existing subsidiaries and unconsolidated entities as well as any future material subsidiary or unconsolidated entity;

•	owned hospitality properties; and

•	other collateral that was not prohibited to be pledged in any of our existing contracts/agreements.

Our subordinated credit facility matures on January 31, 2006, but if the revolving portion of our senior secured credit facility is extended for an additional year, the subordinated credit facility will also be automatically extended one year to mature on January 31, 2007.

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

As of December 31, 2003, we had a deficit in working capital of $7.8 million. This deficit in working capital may require us to make borrowings under the new senior secured credit facility to pay our current obligations. Such borrowings would serve to reduce amounts available to us for pursuit of our business strategy of growing through securing additional management contracts and acquiring additional hotel, resort and conference center properties.

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

Provisions of Delaware law and of our charter and bylaws may have the effect of discouraging a third party from making an acquisition proposal for us. These provisions could delay, defer or prevent a transaction or a change in control of us under circumstances that could otherwise give the holders of our common stock the opportunity to realize a premium over the then-prevailing market price of our common stock. These provisions include the following:

•	we are able to issue preferred shares with rights senior to our common stock;

•	our certificate of incorporation prohibits action by written consent of our stockholders, and our stockholders are not able to call special meetings;

•	our certificate of incorporation and bylaws provide for a classified board of directors;

•	our certificate of incorporation provides, with some exceptions, that holders of more than 35% of MeriStar Hospitality’s equity stock may not own more than 9.9% of the shares of any class of our stock;

•	our directors are subject to removal only for cause and upon the vote of two-thirds of the outstanding shares of our common stock;

•	our bylaws require advance notice for the nomination of directors and for stockholder proposals;

•	we are subject to Section 203 of the Delaware General Corporation Law, which limits our ability to enter into business combination transactions with interested stockholders; and

•	specified provisions of our certificate of incorporation and bylaws may be amended only upon the affirmative vote of two-thirds of the outstanding shares.

Our principal investor group beneficially owns 6,310,824 shares of our common stock, representing approximately 21.1% of our outstanding common stock. The large stake of our principal investor group may make it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of us.

Our principal investor group, whose interests may not be aligned with yours, may be able to significantly influence our affairs.

Under our charter and board composition agreement, which expired on January 31, 2004 and was renewed for 60 days, our principal investor group will include five individuals in the slate of 13 directors recommended for election as a director by our board of directors. See “Business — Our Board Composition Agreement.” Our principal investor group beneficially owns approximately 21.1% of our outstanding common stock. As a result, the principal investor group can significantly influence the election of our directors and the outcome of all matters submitted to a vote of stockholders, as well as our management, operations and policies. The interests of our principal investor group may not be fully aligned with yours and this could lead to a strategy that is not in your best interests.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This prospectus contains or incorporates by reference “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, Adjusted EBITDA and cash flow. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook.” Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this prospectus and the documents incorporated by reference into this prospectus. In addition to the risks related to our business, the factors that could cause actual results to differ materially from those described in the forward-looking statements include:

•	the current slowdown of the national economy;

•	economic conditions generally and the real estate market specifically;

•	the impact of the September 11, 2001 terrorist attacks and actual or threatened future terrorist incidents or hostilities;

•	the aftermath of the war with Iraq, continuing conflicts in that geographic region and related ongoing U.S. involvement;

•	international geopolitical difficulties or health concerns;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in laws and regulations applicable to the Company, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;

•	failure to renew essential management contracts or business leases;

•	competition from other hospitality companies, pricing pressures;

•	variations in lease and room rental rates;

•	litigation involving antitrust, consumer and other issues; and

•	loss of any executive officer or failure to hire and retain highly qualified employees.

These factors and the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made or incorporated by reference in this registration statement. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not undertake to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 2.     PROPERTIES

The Residence Inn by Marriott Pittsburgh Airport is located six miles from Pittsburgh International Airport. The property is a select-service hotel with 156 guest suites. The hotel was purchased on November 1, 1999. For information on our properties held through joint ventures, see “Business — Joint Ventures.”

We maintain our corporate headquarters in Arlington, Virginia. We also have a corporate office in Texas. We lease our offices. We lease 68,468 square feet in Virginia and this lease expires in 2014. In Texas, we lease 38,060 square feet and this lease expires in 2008. In addition, our hotel management business segment leases administrative offices in Arizona, and our BridgeStreet corporate housing division leases administrative offices in most of the markets in which they operate in the United States, Canada, the United Kingdom and France. We manage hotel properties and golf courses throughout the United States, Russia, Canada and Portugal. No one managed hotel property is material to our operations.

The full-service hotels we manage generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. These facilities are designed to attract meeting and convention functions from groups and associations, upscale business and vacation travelers, and banquets and receptions from the local community.

The following tables set forth operating information (assuming the merger of Interstate and MeriStar had been completed on January 1, 2001) with respect to the properties we leased and managed as of December 31:

Year	Properties	Guest Rooms

2003	295	65,250
2002	393	83,053
2001	376	72,513

The following table sets forth operating information with respect to our Corporate Housing division for the following years ended December 31.

	Number	Average
	of	Number
Year	Markets	of Units	ADR	Occupancy

2003	21	2,884	$97.85	78.9%
2002	22	3,054	$87.76	82.3%
2001	21	3,589	$84.47	85.3%

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

We did not submit any matters to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NYSE under the symbol “IHR”. As of March 8, 2004, 30,091,187 shares of our common stock were listed and outstanding, held by approximately 2,874 record holders.

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

	Stock Price

	High	Low

Fiscal 2002:
First quarter	4.25	3.15
Second Quarter	6.05	3.85
Third Quarter	4.40	2.45
Fourth Quarter	4.87	3.90
Fiscal 2003:
First quarter	5.05	4.21
Second Quarter	4.93	4.16
Third Quarter	5.75	4.77
Fourth Quarter	6.75	5.00

We have not paid any cash dividends on our common stock and we do not anticipate that we will do so in the foreseeable future. We intend to retain earnings, if any, to provide funds for the continued growth and development of our business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon lender approval as well as our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6.     SELECTED FINANCIAL DATA

Set forth in the following tables are summary historical consolidated financial and other data as of and for each of the last five fiscal years.

The merger between us and Interstate on July 31, 2002 was accounted for as a reverse acquisition with Interstate as the accounting acquiror, and us as the surviving company for legal purposes. As a result, the historical financial information we present in the table below and in the accompanying consolidated financial statements represent the financial data for Interstate prior to the merger, and for the combined company following the merger.

Selected Financial and Other Data

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,

	2003	2002	2001	2000	1999

Statement of Operations Data:
Revenue:
Lodging revenue(1)	$3,396	$2,908	$4,426	$203,472	$194,388
Management fees	34,808	25,457	21,479	29,481	33,275
Management fees — related parties	30,254	14,431	3,046	—	—
Corporate housing	109,469	46,818	—	—	—
Other revenue	15,330	17,313	15,074	13,159	12,691

	193,257	106,927	44,025	246,112	240,354
Other revenue from managed properties	833,790	494,243	274,801	287,941	—

Total revenue	1,027,047	601,170	318,826	534,053	240,354

Operating expenses by department:
Lodging expenses	2,384	2,139	2,647	116,019	107,470
Corporate housing	92,859	37,990	—	—	—
Undistributed operating expenses:
Administrative and general	70,938	48,166	31,123	37,598	33,688
Lease expense	—	—	482	88,594	89,174
Depreciation and amortization	13,466	14,058	10,394	16,091	20,833
Merger and integration costs	3,816	9,363	—	—	—
Restructuring expenses	3,400	12,614	—	—	—
Tender offer costs	—	1,000	—	—	—
Joint Venture start-up costs(2)	—	—	—	2,096	—
Asset impairments and write-offs(3)	8,860	3,787	3,026	12,550	16,406

	195,723	129,117	47,672	272,948	267,571
Other expenses from managed properties	833,790	494,243	274,801	287,941	—

Total operating expenses	1,029,513	623,360	322,473	560,889	267,571

Net operating loss	(2,466)	(22,190)	(3,647)	(26,836)	(27,217)
Interest expense, net	10,121	5,595	1,635	(1,801)	(1,359)
Equity in (earnings) losses of affiliates	1,618	2,409	5,169	522	(1,525)
Conversion incentive payment — convertible notes	—	7,307	—	—	—
Gain on refinancing term loan from related party	(13,629)	—	—	—	—
Loss on sale of investment in hotel real estate(4)	—	—	—	—	876

	Year Ended December 31,

	2003	2002	2001	2000	1999

Loss before minority interest and income taxes	$(576)	$(37,501)	$(10,451)	$(25,557)	$(25,209)
Income tax expense (benefit)	3,678	(1,133)	(3,295)	(5,935)	(5,078)
Minority interest expense (benefit)	197	(197)	194	(10,719)	(12,514)

Net loss	(4,451)	(36,171)	(7,350)	(8,903)	(7,617)
Mandatorily redeemable preferred stock:
Dividends	—	307	634	127	—
Accretion	—	356	62	12	—
Conversion incentive payments	—	1,943	—	—	—

Net loss available to common shareholders	$(4,451)	$(38,777)	$(8,046)	$(9,042)	$(7,617)

Weighted average number of:
Basic and diluted shares of common stock outstanding(5)	21,474	13,563	5,704	5,956	—
Net loss per basic and diluted common share(5)	$(0.21)	$(2.86)	$(1.41)	$(1.52)	—
Balance Sheet Data (At End of Period):
Cash and cash equivalents	$7,450	$7,054	$39,040	$51,327	$22,440
Total assets	277,923	280,681	108,669	143,523	142,459
Long-term debt	86,321	134,239	40,981	45,163	—
Manditorily redeemable preferred stock	—	—	5,070	4,258	—
Total equity	118,712	76,524	42,035	51,858	60,006
Other Financial Data:
Adjusted EBITDA (unaudited)(6)	$11,000	$(8,132)	$6,747	$(10,745)	$(7,260)
Net cash provided by (used in) operating activities:	5,340	(17,513)	(1,411)	10,080	23,793
Net cash (used in) provided by investing activities:	(14,992)	(5,023)	(1,066)	(11,378)	(10,121)
Net cash provided by (used in) financing activities	8,946	(9,622)	(9,810)	30,185	7,116
Total Hotel Data (unaudited):(7)
Total hotel revenue	$2,143,663	$2,196,671	$999,000	$1,176,000	$1,202,000
Number of properties(8)	295	393	134	160	158
Number of rooms(8)	65,250	83,053	28,316	31,167	29,379

(1)	Until January 1, 2001, we leased substantially all of our hotels from Equity Inns, and Equity Inns received participating lease revenue from us, which represented a specified percentage of each hotel’s revenue. Under the leases, we recorded all of the operating revenues and expenses of the hotels in our statements of operations, and recorded lease revenue earned under the lease agreements in its statement of operations. Effective January 1, 2001, in connection with changes permitted by the REIT Modernization Act, we assigned the hotel leases to newly created, wholly-owned, taxable REIT subsidiaries, and the taxable REIT subsidiaries entered into management agreements with us to manage the hotels. As a result of this change, Equity Inns’ wholly-owned taxable REIT subsidiaries have assumed the operating risks and rewards of the hotels and now pay us a management fee to manage the hotels. After January 1, 2001, our revenue does not reflect operating revenues from those hotels. As a result, our operating results for the years ended after January 1, 2001 are not directly comparable to those for the years ended prior to January 1, 2001.

(2)	Represents joint venture start-up costs of $2.1 million, net of a $0.8 million reimbursement from the joint venture, which includes the legal, investment banking and other costs incurred by us in connection with the start-up of a joint venture which was not completed.

(3)	For 1999, the amount represents a non-cash impairment charge on our leased hotel intangible assets resulting from a permanent impairment of the future profitability of 42 of our leased hotels, which experienced lower than expected operating cash flows during 1999, primarily due to decreased occupancy rates and higher operating costs caused by a significant over-supply of mid-scale, upper economy and budget hotels in certain markets.

For 2000, the amount represents a non-cash impairment charge on the non-monetary exchange of our hotel lease contracts for management agreements. The lease contracts for the 75 hotels previously leased from Equity Inns were terminated and we entered into management agreements for 54 of the hotels formerly leased to us effective as of January 1, 2001.

For 2001, the amount represents a non-cash impairment loss related to our 20% non-controlling equity interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The impairment loss was the result of our estimate of the permanent impairment of the future profitability of this hotel.

For 2002 and 2003, the amounts represent non-cash impairment losses to reduce the carrying values of our investment in FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P. to their estimated fair value. In 2003, this also included the write off of a note receivable for advances made for operating cash deficits and capital expenditures related to the same investment.

(4)	Represents a loss resulting from the sale of our equity interests in The Charles Hotel Complex on June 18, 1999, which was allocated 100% to Wyndham through minority interest.

(5)	Diluted shares will equal basic shares, and diluted earnings per share will equal basic earnings per share in periods in which a loss is incurred, to prevent anti-dilution.

(6)	Adjusted EBITDA represents earnings (losses) before interest, income tax expense (benefit), depreciation and amortization, mandatorily redeemable preferred stock dividends and accretion, and equity in losses of affiliates, on a consolidated basis. Historical 1999 Adjusted EBITDA was calculated based on our 45% share of Adjusted EBITDA from our subsidiary Interstate Hotels LLC, which was controlled by us but was 55% owned by Wyndham until October 31, 2000 for the period from June 18, 1999 to December 31, 1999. Adjusted EBITDA for the year ended December 31, 2000 and prior periods, was calculated without giving effect to the 55% non-controlling interest in our subsidiary, Interstate Hotels LLC, by Wyndham until October 31, 2000. Management believes that Adjusted EBITDA is a useful measure of operating performance because it is industry practice to evaluate hotel properties based on operating income before interest, taxes, depreciation and amortization. Adjusted EBITDA should not be considered as an alternative to net income under accounting principles generally accepted in the United States of America for purposes of evaluating our results of operations, does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. We more fully discuss Adjusted EBITDA and the limitations of this financial measure under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

     Adjusted EBITDA was calculated as follows for the periods indicated:

	Year Ended December 31,

	2003	2002	2001	2000	1999

Net Income (loss)	$(4,451)	$(36,171)	$(7,350)	$(8,903)	$(7,617)
Adjustments:
Depreciation and amortization	13,466	14,058	10,394	16,091	20,833
Interest expense, net	10,121	5,595	1,635	(1,801)	(1,359)
Equity in (earnings) losses of affiliates	1,618	2,409	5,169	522	(1,525)
Conversion incentive payment — convertible notes	—	7,307	—	—	—
Gain on refinancing term loan from related party	(13,629)	—	—	—	—
Minority interest expense (benefit)	197	(197)	194	(10,719)	(12,514)
Income tax expense (benefit)	3,678	(1,133)	(3,295)	(5,935)	(5,078)

Adjusted EBITDA (unaudited)	$11,000	$(8,132)	$6,747	$(10,745)	$(7,260)

(7)	Represents all properties, including the previously leased hotels, for which we provide management or related services.

(8)	As of the end of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

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

The consolidated financial statements for the period January 1, 2002 through July 31, 2002, and for the year ended December 31, 2001 include the historical results of operations of Interstate, the accounting acquiror. After our merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Overview

General — We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center and golf markets. We also own one hotel property and hold non-controlling joint venture equity interests in 29 of our managed properties. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services.

We have two operating divisions, hotel management and corporate housing, both of which are reportable operating segments. Each division is managed separately because of its distinct products and services.

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

Relationship with MeriStar Hospitality — We manage all of the properties owned by MeriStar Hospitality, a real estate investment trust, or REIT. As of December 31, 2003, MeriStar Hospitality owned 93 properties. Our relationship with MeriStar Hospitality is governed in part by an intercompany agreement. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management opportunities, excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand. Historically, we have had close operating, management and governance relationships with MeriStar Hospitality. We manage all of MeriStar Hospitality’s hotel properties under long-term management contracts and have, in the past, shared several key management personnel and board members with MeriStar Hospitality. Due to the merger between MeriStar and Interstate and our resulting increased scale, we and MeriStar Hospitality have split the management teams of the two companies although Paul W. Whetsell continues as the Chairman of both companies and is the Chief Executive Officer of MeriStar Hospitality. In addition, our board and MeriStar Hospitality’s board have each formed special committees to explore further changes to the relationship between our two companies, including possible changes to the intercompany agreement.

Revenue — Our revenue consists of:

•	management fee revenue, which consists of fees received under our management agreements and includes termination fees as they are earned;

•	corporate housing revenue, which consists of revenues from our BridgeStreet corporate housing division;

•	lodging revenue, which consists of rooms, food and beverage and other department revenues from our owned hotel and from hotels that were subject to operating leases; and

•	other revenue, which consists of insurance revenue from Northridge Insurance Company, purchasing revenue, accounting fees, technical services revenues, information technology support fees, renovation fees, and other fees.

We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, (“EITF”) No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-pocket Expenses,” establishes standards for accounting for reimbursable expenses in our income statement. Under this pronouncement, the reimbursement of payroll, benefits and costs is recorded as revenue, with a corresponding expense recorded as “other expenses from managed properties” in our statement of operations.

Operating Expenses — Our operating expenses consist of operating expenses by department and undistributed operating expenses. Operating expenses by department include expenses associated with our corporate housing revenue and lodging expenses, which consist of rooms, food and beverage, other department expenses and property operating costs from our owned hotel.

Undistributed operating expenses include the following items:

•	administrative and general expenses, which are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	depreciation and amortization; and

•	other costs, such as merger and integration costs and tender offer costs that cannot be allocated to corporate housing or lodging.

Insurance and Risk Management — Through our subsidiary, Northridge Insurance Company, we offer some of our managed hotels reinsurance and risk management services. We provide insurance coverage through Northridge Insurance to our managed hotels under the terms of each individual management agreement. For more information about Northridge Insurance, please see “Business — Insurance and Risk Management.”

We include Northridge Insurance in our hotel management segment. All accounts of Northridge Insurance are classified with assets and liabilities of a similar nature in our consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $1,421 at December 31, 2003 and $1,134 at December 31, 2002. These amounts are reflected as restricted cash in our consolidated balance sheets. Our consolidated statements of operations include the insurance revenue earned and related insurance expenses incurred by Northridge Insurance. The insurance revenue earned by Northridge Insurance is included in other revenues in our consolidated statements of operations, and amounted to $6,009 for the year ended December 31, 2003, and $6,926 for the year ended December 31, 2002, after intercompany eliminations.

Insurance revenues are earned through reinsurance premiums, direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when individual policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy, on an as-reported basis. Direct premiums written are recognized in accordance with the underlying policy, and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Unearned premiums represent the portion of premiums applicable to the unexpired term of policies in force.

We make a provision for reported claims and claims settlement expense at each balance sheet date. Those losses are based on management’s estimate of the ultimate cost of settlement of claims and historical loss rates. Accrued claims liabilities are carried at present value without discounting since the contracts are of a short duration and discounting would not be significant. Actual liabilities may differ from estimated amounts. Any changes in estimated losses and settlements are reflected in current earnings.

Recent Events

Public equity offering — On November 26, 2003, in a public equity offering, we offered 8,500,000 shares of our common stock, par value $0.01 per share, at a price of $5.25 per share. An additional 500,000 shares of common stock were offered by our principal investor group. On December 16, 2003, the underwriters exercised their over-allotment option for an additional 601,900 shares.

Our total proceeds from this equity offering, prior to deducting expenses, amounted to approximately $45,276, after the underwriting discount. We did not receive any proceeds from the sale of shares by the principal investor group. The total proceeds were used to repay indebtedness under our senior credit facility.

In connection with the repayment of $45,276 of our senior credit facility, we wrote off approximately $750 of unamortized deferred financing costs associated with the senior credit facility. This write-off is included in interest expense on our statement of operations.

Terminations of Management Agreements — In conjunction with the merger of MeriStar and Interstate in 2002, we assigned estimated fair values to each of the management agreements considered purchased by Interstate, the accounting acquiror in the merger. These assigned fair values are included as intangible assets on our balance sheet. We are amortizing these intangible assets over the terms of the management agreements. If one of these management agreements is terminated prior to its full term, for example, due to the sale of a hotel or an owner choosing to exercise a termination clause, we will record a loss on the write-off of the related unamortized intangible asset value.

The weaker hotel operating environment has caused some owners of our managed hotels to sell hotels to provide the owners with additional liquidity. When a hotel is sold, we are usually replaced as the hotel’s manager. Since January 1, 2003, MeriStar Hospitality has sold 15 hotels which were managed by us, 13 of which we no longer manage for the subsequent owner. MeriStar Hospitality has announced plans to sell an additional 19 of its 93 properties, all of which we currently manage. Those 19 hotels, together with the 13 sold hotels we no longer manage, accounted for $3,821, or 5.9%, of our revenues for the year ended December 31, 2003, and $1,619, or 4.1%, of our revenues for the year ended December 31, 2002. Other owners may also dispose of assets.

Except with respect to three hotels currently owned by MeriStar Hospitality, if we are terminated as manager upon the sale of one of MeriStar Hospitality’s hotels, we will generally receive a termination fee equal to the present value of remaining payments as defined in the management agreement. Any termination fee will be paid in thirty equal monthly installments, without interest, commencing the month following the termination. MeriStar Hospitality will be able to credit against any termination payments the present value of projected fees, as defined in the management agreements, including, without limitation, the present value of any projected fees of any management agreements executed during the thirty-month period over which payments are made. Net of such offsets, as of December 31, 2003, we would be entitled to receive approximately $17,348 of total termination fees with respect to the termination of management agreements for the 13 hotels sold by MeriStar Hospitality that we no longer manage and the 19 remaining hotels MeriStar Hospitality intends to sell. Our management agreements with other owners generally have limited or no termination fees due to us if our management agreement is terminated upon the sale of the hotel. We record termination fees as management fee revenue as they are earned.

During 2003, MeriStar Hospitality disposed of 15 hotels, and we wrote-off $3,266 of intangible assets associated with the management agreements for those properties. Assuming that all 19 remaining hotels are sold during 2004, we would expect to write-off an additional approximate $6,026 in intangible assets during 2004.

On July 10, 2003, CNL Hospitality acquired RFS Hotel Investors, Inc. We managed 50 of the 57 former RFS hotel properties. In October 2003, we entered into an agreement with CNL to manage 22 of those hotels. CNL has terminated our management agreements for the remaining 28 former RFS properties. The majority of these 28 agreements were terminated in the fourth quarter of 2003, and the remainder were terminated by January 16, 2004. Total management fees from the 28 properties totaled approximately $3,600 or 5.5% of our total management fees for the year ended December 31, 2003, and $972 or 2.4% of total management fees, for the year ended December 31, 2002, representing management fees starting from July 31, 2002, the date of the merger between MeriStar and Interstate. We did not receive any termination fees with respect to the management agreements being terminated by CNL

Also, our management agreements with MeriStar Hospitality and many other owners contain performance standards. Those standards generally require the hotel to meet certain relative or absolute financial performance levels, often in comparison to budgeted amounts. We generally have a period to cure any performance standards we do not meet. In the event the hotel does not meet those performance standards and we do not cure within the period specified in the management contract, the hotel’s owner may have a right to terminate our management contract. The termination of management contracts as a result of hotel dispositions or our failure to meet performance standards would have an adverse effect on our revenues. MeriStar Hospitality may also terminate a management agreement if certain performance standards at the hotel are not met in consecutive calendar years

On July 1, 2002, MeriStar assigned the leases of 47 hotels to a subsidiary of Winston Hotels, Inc. under a provision of the REIT Modernization Act that allows REITs to recognize the revenues and expenses of their hotels through taxable subsidiaries or lease them to taxable subsidiaries. As part of this agreement, we had continued to operate 33 of Winston’s properties. After one year, Winston had the option to terminate the management contracts and during April 2003 notified us of its intention to do so and as of June 30, 2003 we ceased management. These contracts accounted for approximately $969 of revenue, or 1.5% of our total revenues, for the year ended December 31, 2003, and $855, or 2.1% of our total revenues, for the year ended December 31, 2002. In connection with the termination of the Winston contracts, we wrote off $587 of unamortized management contract costs during the second quarter of 2003. This amount is included in asset impairments and write offs in our statement of operations.

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

Impairment of long-lived assets — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which include our intangible assets with determinable useful lives) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Any impairment losses are recorded as operating expenses.

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

During 2003, we wrote off $4,072 of unamortized management contract costs relating to terminated contracts. Of this, $587 related to the termination of contracts with respect to the Winston hotels, $3,266 related to the properties sold by MeriStar Hospitality, and $219 related to other terminated contracts during the year.

Impairment of Goodwill — In accordance with SFAS No. 142, annually, or as circumstances warrant, we perform an analysis to determine whether the goodwill carrying value has been impaired. To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized in an amount equal to that excess. Any impairment losses are recorded as operating expenses. We did not recognize any impairment losses for goodwill in 2003 or 2002.

Valuation Allowances — We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2003, we have recorded a $13.0 million valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.

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

Through the second quarter of 2002, we had recorded incentive management fees in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, and Method No. 2 of EITF Topic No. D-96, “Accounting for Management Fees Based on a Formula” in which incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement. The application of Method No. 2 resulted in the accrual of incentive management fees during interim reporting periods throughout the annual measurement period. The accrual would be reduced or eliminated in subsequent interim reporting periods if the profitability of the hotel missed performance thresholds later in the annual measurement period.

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

Non-GAAP Financial Measures

Adjusted EBITDA represents earnings (losses) before interest, income tax expense (benefit), depreciation and amortization and equity in earnings (losses) of affiliates.

We use Adjusted EBITDA as a measure of operating performance. Adjusted EBITDA should not be considered as an alternative to net income under accounting principles generally accepted in the United States of America for purposes of evaluating our results of operations, and does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	A significant portion of our assets consists of intangible assets. Of those intangible assets, our management contracts are amortized over their remaining terms, and, in accordance with generally accepted accounting principles, those assets are subject to straight-line amortization. Because depreciation and amortization are non-cash items, we believe that presentation of Adjusted EBITDA is a useful supplemental measure of our operating performance;

•	Adjusted EBITDA is widely used in the hotel management industry to measure operating performance without regard to items such as depreciation and amortization; and

•	We believe Adjusted EBITDA helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our asset base (primarily depreciation and amortization) from our operating results.

Our management uses Adjusted EBITDA:

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our asset base (primarily depreciation and amortization) from our operating results;

•	in presentations to our Board of Directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including the preparation of our annual operating budget;

•	for compensation purposes, including the basis for bonuses and other incentives for certain employees;

•	as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and

•	as one measure in determining the value of other acquisitions and dispositions.

There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss.

Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with its analysis of net income.

We are organized into two operating divisions, hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinctive products and services. We evaluate the performance of each division based on Adjusted EBITDA.

Prior to the merger between MeriStar and Interstate on July 31, 2002, we operated in two reportable segments: (1) operations of luxury and upscale hotels and (2) operations of mid-scale, upper economy and budget hotels. Following the merger, we operate in the segments discussed above. The other items in the tables below represent operating segment activity and assets for the non-reportable segments. Adjusted EBITDA from other activities includes merger costs, restructuring expenses, tender offer costs, asset impairments and write-offs, conversion incentive payments for convertible notes, and gain on refinancing. Other assets include deferred tax assets and net deferred financing costs. For periods prior to the merger, we have combined our two previously reportable segments into the hotel management operating segment for presentation in the table shown below. The table shown below reconciles Adjusted EBITDA to Net income (loss) for the periods presented.

Adjusted EBITDA should be considered in addition to, not as a substitute for or as being superior to, operating losses, cash flows, or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Year ended December 31, 2003
Net Income (loss)	$4,471	$(7,289)	$(1,633)	$(4,451)
Adjustments:
Depreciation and amortization	11,798	1,668	—	13,466
Interest expense, net	9,109	1,012	—	10,121
Equity in losses of affiliates	1,618	—	—	1,618
Gain on refinancing term loan from related party	—	—	(13,629)	(13,629)
Minority interest expense	75	102	20	197
Income tax expense (benefit)	1,647	(1,208)	3,239	3,678

Adjusted EBITDA	$28,718	$(5,715)	$(12,003)	$11,000

Year ended December 31, 2002
Net loss	$(2,700)	$(1,653)	$(31,818)	$(36,171)
Adjustments:
Depreciation and amortization	13,382	676	—	14,058
Interest expense, Net	5,082	513	—	5,595
Equity in losses of affiliates	2,409	—	—	2,409
Conversion incentive payment — convertible notes	—	—	7,307	7,307
Minority interest benefit	(15)	(9)	(173)	(197)
Income tax benefit	(84)	(52)	(997)	(1,133)

Adjusted EBITDA	$18,074	$(525)	$(25,681)	$(8,132)

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Year ended December 31, 2001
Net loss	$(5,222)	$—	$(2,128)	$(7,350)
Adjustments:
Depreciation and amortization	10,394	—	—	10,394
Interest expense, net	1,635	—	—	1,635
Equity in losses of affiliates	5,169	—	—	5,169
Minority interest expense	138	—	56	194
Income tax benefit	(2,341)	—	(954)	(3,295)

Adjusted EBITDA	$9,773	$—	$(3,026)	$6,747

Results of Operations

The sluggish economy, the conflict in Iraq, fear of terrorist acts, health concerns for travelers, and delays and difficulties in travel due to heightened security measures at airports continue to have a major impact on our operating results. Because of the significant slowdown of the economy over the past three years, our managed hotels have generally experienced significant declines in occupancy and average rates charged. Weaker hotel performance has reduced our base and incentive management fees, and also has given rise to additional losses under minority investments we have made in connection with some of the hotels that we manage.

The overall weak economy, the conflict in Iraq and traveler health concerns due to SARS have continued to negatively impact the demand for corporate relocations and long-term assignments, two primary drivers of our corporate housing operations. Geopolitical difficulties and traveler health concerns have significantly affected our European and Canadian operations. We expect those operations to continue to be impacted until business travel patterns are stabilized.

These events have had and are expected to continue to have an adverse impact on our financial performance. In response to this current operating environment, our plan is the following:

•	Earn base fees, incentive fees and fees from other services from our existing management contracts, as well as secure additional management contracts on quality properties. We will continue to work with the owners of our managed hotel properties to implement cost reduction and control measures to improve those properties’ operating results.

•	Increase the number of our investments in hotels, resorts and conference centers, through the creation of joint ventures and/or real estate funds, where we will invest alongside other real estate investors and manage the acquired properties. These investments will enable us to increase our equity in earnings from the profits of these investments, as well as provide revenues from management fees from the associated properties.

•	Improve our inventory management and control costs within our existing markets in our corporate housing segment, increase our focus on high growth markets such as New York, Washington, DC and Chicago and increase our sales effort in our primary national segments. We may also add additional markets in North America if the conditions are favorable. We will continue to expand the Licensed Global Partner Program in which we license the BridgeStreet name to various corporate housing providers throughout the U.S. We may reduce our inventory in areas in which demand is weak or declining (i.e. London and Toronto) where the long-term leases have proved to be problematic in the past, our goal going forward will be to shorten our lease length commitments where possible and look for more opportunities to convert higher risk apartment blocks into management arrangements.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

At December 31, 2003, we managed 295 properties with 65,250 guest rooms, compared to 393 properties with 83,053 guest rooms at December 31, 2002. Although the number of managed properties decreased, our total revenue for 2003 compared to 2002 has increased. The primary reason for this increase in revenue is due to the merger of MeriStar and Interstate in July of 2002, therefore only 5 months of revenue for the combined company is included in 2002, whereas 2003 includes a full year.

Hotels under management were reduced by a net of approximately 98 since December 31, 2002. Our Adjusted EBITDA has not been materially negatively impacted as most of the contracts which were not retained were significantly less advantageous to us economically than contracts which were retained or added. The majority of these terminated contracts were due to the properties sold by MeriStar Hospitality, the purchase of CNL by RFS, and the termination of the Winston contracts, all discussed above in Recent events-Terminated contracts. The remainder is the net of management contracts gained and terminated throughout the year by various owners.

Revenues

The following table shows the operating statistics for our managed hotels on a same store basis for the year ended December 31, (dollars not in thousands):

	2003	2002	Change

Revenue per available room	$64.43	$66.22	$(1.79)
Average daily rate	$97.75	$100.31	$(2.56)
Occupancy	65.9%	66.0%	(0.2% )

Our total revenue increased $425,877 to $1,027,047 for the year ended December 31, 2003 compared to $601,170 for the year ended December 31, 2002. Major components of this increase were:

•	Lodging revenues increased $488, or 16.8%, to $3,396 for the year ended December 31, 2003 from $2,908 for the year ended December 31, 2002. This increase is due to the 17.5% increase in revenue per available room for this hotel, resulting primarily from a 23.7% increase in occupancy over prior year.

•	Revenue from management fees increased $25,174, or 63%, from $39,888 for the year ended December 31, 2002 to $65,062 for year ended December 31, 2003. The primary reason for the increase is the increase in number of managed hotels during the year, resulting from the merger on July 31, 2002, and additional contracts acquired since the merger. This increase was partially offset by a decrease in management fee revenues resulting from the loss of certain contracts, including those sold by MeriStar Hospitality, RFS, and certain others. There is also a decrease in revenues at the managed hotels due to the decline in revenue per available room as shown above, primarily due to the continued weakness in the U.S. economy and the impact of the war on travel.

•	Corporate housing revenue was $109,469 for the year ended December 31, 2003, compared with $46,818 for the year ended December 31, 2002. Corporate housing revenue is included in our results of operations beginning August 1, 2002 as a result of the merger, therefore the 2002 period includes five months as compared with twelve months included in the 2003 period. Corporate housing revenue is fairly consistent when compared to the revenue for the twelve months of the prior year.

•	Other revenues decreased $1,983, or 11.5%, from $17,313 for the year ended December 31, 2002 to $15,330 for the year ended December 31, 2003. The majority of this decrease is due to a decrease in insurance income of $917 from our captive insurance company, and an overall decrease in the other fees mentioned above.

•	Reimbursable costs, which we record as revenue under EITF 01-14, increased by $339,547, or 68.7%, to $833,790 for the year ended December 31, 2003, from $494,243 for the year ended December 31, 2002. Substantially all of this increase is due to the increase in the number of employees and managed properties resulting from the merger in July of 2002.

Operating expenses by department

•	Total operating expenses by department increased $55,114 to $95,243 for the year ended December 31, 2003 compared to $40,129 for the year ended December 31, 2002. Substantially all of this increase is due to expenses incurred in our corporate housing division, which is included in our operations beginning August 1, 2002 as a result of the merger. Therefore the 2002 period includes five months as compared with twelve months included in the 2003 period. Corporate housing expenses are fairly consistent when compared to the expenses for the twelve months of the prior year.

Undistributed operating expenses

Undistributed operating expenses include the following items:

•	administrative and general;

•	depreciation and amortization;

•	merger and integration costs;

•	restructuring expenses;

•	tender offer costs; and

•	asset impairment and write offs.

Total undistributed operating expenses increased $11,492 or 12.9%, to $100,480 for the year ended December 31, 2003, compared to $88,988 for the year ended December 31, 2002. Factors primarily affecting the increase were:

•	Administrative and general expenses increased by $22,772, or 47.3%, from $48,166 for the year ended December 31, 2002 to $70,938 for the year ended December 31, 2003. The primary reason for this increase is the increase in expenses resulting from the merger on July 31, 2002.

•	Depreciation and amortization expense decreased by $592, or 4.2%, from $14,058 for the year ended December 31, 2002, to $13,466 for the year ended December 31, 2003. This decrease is primarily due to a large number of management contracts that were fully amortized during 2003 and the loss of certain management contracts during the year. This decrease was partially offset by the increase in purchases of property, plant and equipment during 2003, and the related increase in depreciation taken on those assets.

•	Merger and integration costs decreased $5,547, from $9,363 for the year ended December 31, 2002 to $3,816 for the year ended December 31, 2003. These costs include professional fees, travel, relocation costs and other transition costs. The majority of these costs were incurred following the merger, in the second half of 2002. We do not expect to have any further significant merger and integration costs in 2004 related to the 2002 merger between MeriStar and Interstate.

•	Restructuring expenses decreased $9,214, from $12,614 for the year ended December 31, 2002, to $3,400 for the year ended December 31, 2003. In 2002, restructuring expenses were incurred in connection with the merger of MeriStar and Interstate, and primarily consist of severance costs for personnel changes and non-cancelable lease costs associated with the merger. In 2003 the restructuring expenses relate to severance costs for certain former corporate personnel.

•	Tender offer costs were $0 for the year ended December 31, 2003 compared to $1,000 for the year ended December 31, 2002. These costs related to the commencement of a partial tender offer to purchase 2,465,322 shares of Interstate’s Class A common stock by Shaner Hotel Group Limited Partnership and Shaner’s unsolicited proposals to combine the operations of Interstate with Shaner prior to the commencement of the tender offer. These costs were incurred for legal and professional fees. The tender offer expired May 31, 2002.

•	Asset impairment and write offs increased $5,073, from $3,787 for the year ended December 31, 2002 to $8,860 for the year ended December 31, 2003. In the fourth quarter of 2002 we recorded an impairment charge of $2,704 to reduce the carrying value of our investment in FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P. to its estimated fair value. Similarly, in the fourth quarter of 2003 we recorded an impairment charge of $4,476 on the same investment, representing the combined net book value of the investment and a note receivable, to reduce their total carrying value to zero. In 2003, write offs of management contracts were $4,072, compared to $1,083 in 2002. This increase is due to the increase in terminated management contracts, specifically related to the properties sold by MeriStar Hospitality and the termination of contracts by Winston, both in 2003 (see Recent events-Termination of Management contracts above for more detail). These accounted for write offs of $3,266, and $587, respectively. We also wrote off an additional $219 related to other terminated contracts during 2003. Also in 2003 is a charge of $312, representing the write off of leasehold improvements relating to our former corporate office in Washington, DC, before relocating in July of 2003 to Arlington, Virginia. We periodically evaluate the carrying value of our investments and goodwill. The future carrying value is, dependent upon operating results of our operating segments and/ or the underlying real estate investments. Should the current weak market conditions in the hospitality and lodging industry continue to cause poor operating results of the underlying investments, additional losses may occur in the future and result in our inability to recover the carrying value of these assets.

•	Reimbursable costs, which we record as revenue under EITF 01-14, increased by $339,547, or 68.7%, to $833,790 for the year ended December 31, 2003, from $494,243 for the year ended December 31, 2002. Substantially all of this increase is due to the increase in the number of employees and managed properties resulting from the merger in July of 2002.

Net income (loss) available to common shareholders

Net income (loss) available to common shareholders increased $34,326 to $(4,451) for the year ended December 31, 2003, from $(38,777) for the year ended December 31, 2002. This increase is due to improvements in our operations as discussed above, as well as the following:

•	Net interest expense increased $4,526, or 80.9%, to $10,121 for the year ended December 31, 2003, from $5,595 for the year ended December 31, 2002. This increase is primarily due to the increase in outstanding debt following the merger, the increase in amortization of deferred financing fees associated with the merger and the debt refinancing in January 2003. In addition, during the fourth quarter of 2003, in connection with the repayment of a portion of our term loan, we wrote off approximately $750 of unamortized deferred financing costs associated with the term loan. This amount and the amortization of deferred financing fees is included in interest expense on our statement of operations.

•	Equity in losses of affiliates decreased $791, or 32.8%, to $1,618 for the year ended December 31, 2003, from $2,409 for the year ended December 31, 2002. These losses consist of our proportionate share of the losses incurred through our non-controlling equity investments in various hotels. In 2002, we recorded approximately $1,837 of equity losses associated with our FelCor Lodging Trust joint venture, whereas in 2003 we recorded approximately $470 in losses. Losses were incurred by the hotels owned by our equity investee’s due to the weakness in the U.S. economy during 2002 and the continued weakness into 2003, followed by the impact of the war in 2003. Future adverse changes in the hospitality industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments.

•	Conversion incentive payment — convertible notes was a one-time payment to our principal investor group of $7,307 in 2002, made in connection with the merger of MeriStar and Interstate on July 31, 2002. There were no similar payments made in 2003.

•	Gain on refinancing was $13,629 for the year ended December 31, 2003, compared to $0 for the same period 2002. At December 31, 2002, we had $56,069 of long-term debt under a term loan due to MeriStar Hospitality, which was due to mature on July 31, 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. The repayment of $42,056 was completed in January 2003. We financed part of the repayment with the proceeds from a $40,000 subordinated term loan and realized a gain of $13,629.

•	Income tax expense increased by $4,811 to $3,678 for the year ended December 31, 2003, from a benefit of $1,133 for the year ended December 31, 2002. In 2003, we recorded an adjustment to our foreign tax provision related to acquired businesses, we experienced foreign losses for which we expect to receive no benefit, we incurred nondeductible expenses incurred as a result of the merger between MeriStar and Interstate in July 2002 and we recorded a valuation allowance related to tax credits.

Adjusted EBITDA

Adjusted EBITDA increased $19,132, to $11,000 for the year ended December 31, 2003, from $(8,132) for the year ended December 31, 2002. This increase is due to the following:

•	Income from hotel management increased $7,171, to $4,471 for the year ended December 31, 2003, from $(2,700) for the year ended December 31, 2002. Hotel management’s Adjusted EBITDA increased $10,644 to $28,718 for the year ended December 31, 2003, from $18,074 for the year ended December 31, 2002. The primary reason for the increase is the additional management contracts acquired in connection with the merger of MeriStar and Interstate in July of 2002, and the expense reductions from synergies resulting from the merger.

•	Loss from corporate housing increased $5,636, to $(7,289) for the year ended December 31, 2003, from $(1,653) for the same period 2002. Corporate housing’s Adjusted EBITDA decreased $5,190, to $(5,715) for the year ended December 31, 2003, from $(525) for the same period 2002. Corporate housing operations are included in the results of operations beginning on August 1, 2002, after the merger between MeriStar and Interstate on July 31, 2002. This decrease in earnings is a direct result of a sluggish US economy, the SARS related effects in our Toronto and London Markets and the effect of the war on general foreign business travel.

•	Loss from other activities decreased $30,182, to $(1,636) for the year ended December 31, 2003, from $(31,818) for the year ended December 31, 2002. Adjusted EBITDA from other activities increased by $13,678, to $(12,003) for the year ended December 31, 2003, from $(25,681) for the year ended December 31, 2002. In 2002, we incurred $9,214 more restructuring expenses than in 2003, and $5,547 more merger and integration costs, both due to the merger. Also in 2002 was $1,000 of tender offer costs as discussed above. These are offset by an increase in asset impairment and write-offs of $2,084 in 2003 as discussed above.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Revenues

The following table shows the operating statistics for our managed hotels on a same store basis for the year ended December 31:

	2002	2001	Change

Revenue per available room	$63.89	$68.10	$(4.21)
Average daily rate	$98.04	$103.43	$(5.39)
Occupancy	65.2%	65.8%	1.0%

Prior to the merger on July 31, 2002, Interstate managed 141 hotels with 29,752 rooms. Subsequent to the merger, on December 31, 2002 we managed 393 properties with 83,053 rooms.

Our total revenue increased $282,344 to $601,170 for the year ended December 31, 2002 compared to $318,826 in 2001. Major components of this increase were:

•	Lodging revenues decreased $1,518, from $4,426 for the year ended December 31, 2001 to $2,908 for the year ended December 31, 2002. Of the decrease, $597 relates to the Pittsburgh Airport Residence Inn by Marriott, as a result of the decrease in revenue per available room in this property for the periods presented, primarily due to the slowdown of the economy and the hospitality industry. The remaining $921 relates to the leased hotel, which is no longer under lease in 2002 as compared to the 2001.

•	Revenue from management fees increased $15,363, from $24,525 for the year ended December 31, 2001 to $39,888 for the year ended December 31, 2002. An increase of $16,368 was due to the increase in number of managed hotels resulting from the merger between MeriStar and Interstate on July 31, 2002. This is offset by a decrease in revenue per available room as a result of the decrease in the average daily rate as noted above, which resulted in a decrease in management fee revenue of approximately $1,005.

•	Corporate housing revenue was $46,818 for the year ended December 31, 2002, compared to $0 in the same period of the previous year. Corporate housing revenue is included in the results of operations beginning August 1, 2002 as a result of the merger between MeriStar and Interstate on July 31, 2002.

•	Other revenues increased $2,239 from $15,074 for the year ended December 31, 2001 to $17,313 for the year ended December 31, 2002. The majority of this increase, $1,455, is due to the merger of Interstate and MeriStar on July 31, 2002. The remainder is partially due to an increase in insurance revenues from Northridge Insurance of approximately $1,547, offset by a decrease in the other revenues mentioned above.

•	Reimbursable costs increased by $219,442 to $494,243 for the year ended December 31, 2002 from $274,801 for the year ended December 31, 2001. Substantially all of this increase is due to the increase in the number of employees at our managed properties resulting from the merger of Interstate and MeriStar.

Operating expenses by department

Total operating expenses by department increased $37,482 to $40,129 for the year ended December 31, 2002 compared to $2,647 for the year ended December 31, 2001. One reason for this increase is that corporate housing expenses are included in our statement of operations starting August 1, 2002 after the merger between MeriStar and Interstate on July 31, 2002. Corporate housing expenses were $37,990 for the year ended December 31, 2002. This was offset by decreased lodging expenses from the Pittsburgh Airport Residence Inn by Marriott. Lodging expenses consist of rooms, food and beverage, other department expenses and property operating costs from this property. These expenses decreased $508, from $2,647 for the year ended December 31, 2001 to $2,139 for the year ended December 31, 2002. This decrease is a direct result of the decrease in revenue from this hotel as described above.

Undistributed operating expenses

Undistributed operating expenses for the fiscal 2002 period include the following items:

•	administrative and general;

•	lease expense;

•	depreciation and amortization;

•	merger and integration costs;

•	restructuring expenses;

•	tender offer costs; and

•	asset impairments and write offs.

Total undistributed operating expenses increased $43,963 to $88,988 for the year ended December 31, 2002 compared to $45,025 for the year ended December 31, 2001. Factors primarily affecting the increase were:

•	Administrative and general expenses increased by $17,043 from $31,123 for the year ended December 31, 2001 to $48,166 for the year ended December 31, 2002. An increase of approximately $22,966 is attributable to the increase in expenses resulting from our merger With Interstate on July 31, 2002. This is offset by a decrease of $5,923 attributable to cost reductions achieved from synergies following the merger.

•	Lease expense was $482 for the year ended December 31, 2001. This is a result of our lease contracts being converted to management contracts during 2001, therefore there is no similar expense in 2002.

•	Depreciation and amortization expense increased by $3,664 from $10,394 for the year ended December 31, 2001 to $14,058 for the year ended December 31, 2002. This increase is primarily due to the acquisition of certain depreciable and amortizable fixed assets, as well as intangible assets in conjunction with the merger on July 31, 2002. These assets included management contracts, franchise fees and deferred financing fees.

•	Merger costs were $9,363 for the year ended December 31, 2002. Merger costs consist of the write off of $2,465 of deferred financing fees related to the repayment and retirement of the Lehman senior credit facility and the repayment of the limited recourse mortgage note. Also included in merger costs is a $1,866 charge for the forgiveness of certain employee and officer notes receivable, and a $1,000 charge relating to the accelerated vesting of preferred stock. The remaining $4,032 were integration costs incurred in connection with the merger.

•	Restructuring costs were $12,614 for the year ended December 31, 2002. Restructuring costs consist of $10,470 of severance costs to be paid to employees whose positions are being relocated or eliminated as a result of the merger, and $2,144 of restructuring costs, which are non-cancelable lease costs in certain offices that we closed as a result of the merger.

•	Tender offer costs of $1,000 represent costs related to the commencement of a partial tender offer to purchase 2,465,322 shares of Interstate’s Class A Common Stock by Shaner Hotel Group Limited Partnership and Shaner’s unsolicited proposals to combine the operations of Interstate with Shaner prior to the commencement of the tender offer. These costs were incurred for legal and professional fees. The tender offer expired May 31, 2002.

•	Asset impairment and write-offs increased $761 from $3,026 for the year ended December 31, 2001 to $3,787 for the year ended December 31, 2002. In 2001, we recorded a loss on impairment of equity investment in hotel real estate in the amount of $3,026. This loss related to our 20% non-controlling interest in a partnership that owns the Renaissance Worldgate Hotel in Kissimmee, Florida. The loss represented our portion of the estimated impairment of the future profitability of this hotel. In the fourth quarter of 2002, we recorded a $2,704 impairment charge to reduce the carrying value of our investment in FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P. to its estimated fair value. Also in 2002, we wrote off $1,083 representing intangible assets associated with terminated management contracts.

Net loss available to common shareholders

Net loss available to common shareholders increased $30,731 to $(38,777) for the year ended December 31, 2002 from $(8,046) for the year ended December 31, 2001. This is due to the decrease of $14,879 of Adjusted EBITDA and the increase of $3,664 in depreciation and amortization expense as discussed above. The following contributed to the remainder of the increase:

•	Net interest expense increased $3,960 to $5,595 for the year ended December 31, 2002 from $1,635 for the year ended December 31, 2001 due to the increase in outstanding debt following the merger.

•	Conversion incentive payment — convertible notes was a one-time payment to our principal investor group of $7,307 in 2002, made in connection with the merger of MeriStar and Interstate on July 31, 2002. There were no similar payments made in 2001.

•	Income tax benefit decreased by $2,162 to $1,133 for the year ended December 31, 2002 from $3,295 for the year ended December 31, 2001. In 2002, we recorded $1,727 of income tax expense as a valuation allowance on certain deferred tax assets that are not anticipated to be realized in future periods.

These are offset by:

•	Equity in losses of affiliates decreased $2,760 to $2,409 for the year ended December 31, 2002 from $5,169 for the same period in 2001. These losses consist of our proportionate share of the losses incurred through our non-controlling equity investments in various hotels. During 2001 and 2002, these losses were incurred by the hotels due to the weakness in the U.S. economy and significant declines in occupancy. Future adverse changes in the hospitality and lodging industry market conditions or poor operating results of the underlying investments could result in future losses or an inability to recover the carrying value of these investments. During 2001, we reduced to zero the carrying value of our remaining 10% non-controlling equity interest in Interconn Ponte Verde Company, L.L.C. after recording our proportionate share of the losses incurred by that entity. This contributed to the decrease in losses from 2001 to 2002. This was partially offset by an increase in losses recognized for our proportionate share of our 49.5% investment in the joint ventures with FelCor Lodging Trust during 2002.

Adjusted EBITDA

Adjusted EBITDA, decreased $14,879 to $(8,132) for the year ended December 31, 2002, from $6,747 for the year ended December 31, 2001. Components of this decrease were:

•	Income from hotel management increased $2,522, to $(2,700) for the year ended December 31, 2002, from $(5,222) for the year ended December 31, 2001. Hotel management’s Adjusted EBITDA increased $8,301 to $18,074 for the year ended December 31, 2002, from $9,773 for the year ended December 31, 2001. The primary reason for this is the increase in operations subsequent to our merger with Interstate on July 31, 2002.

•	Loss from corporate housing was $(1,653) and Adjusted EBITDA was $(525) in the year ended December 31, 2002. Corporate housing operations are included in the results of operations beginning on August 1, 2002 after the merger between MeriStar and Interstate on July 31, 2002.

•	Loss from other activities increased $29,690, to $(31,818) for the year ended December 31, 2002, from $(2,128) for the year ended December 31, 2001. Adjusted EBITDA from other activities decreased by $22,655, to $(25,681) for the year ended December 31, 2002, from $(3,026) for the year ended December 31, 2001. This is due to merger and integration costs, restructuring costs, and tender offer costs discussed above, which were not present in 2001.

Liquidity and Capital Resources

Working Capital — We had $7,450 of cash and cash equivalent assets at December 31, 2003 compared to $7,054 at December 31, 2002, and working capital deficit (current assets less current liabilities) of $8,349 at December 31, 2003 compared to $13,015 at December 31, 2002. This improvement in working capital of $4,666 resulted primarily from the decrease in net loss.

Operating Activities — Net cash provided by operating activities was $5,340 for the year ended December 31, 2003 compared to net cash used in operating activities of $17,513 during the year ended December 31, 2002. The increase in cash resulted primarily from our increased profitability in 2003, changes in the accounts payable and accrued liabilities balances, and a one time payment of $7,307 in 2002 to induce conversion of our convertible notes by our principal investor group. We billed the hotels for insurance which we paid on their behalf in the fourth quarter of 2003, causing our accounts receivable to show an increase at December 31, 2003.

Net cash used in operating activities was $17,513 during the year ended December 31, 2002 compared to $1,411 during the year ended December 31, 2001. The increase resulted primarily from changes in accounts payable, and a payment of $7,307 in 2002 to induce conversion of our convertible notes by our principal investor group, partially offset by an increase in operating income (adjusted for non-cash items).

If the weakness in the economy continues to negatively impact the financial results of our managed hotels and corporate housing operations, our management fee and corporate housing revenues could decrease, and we may incur additional losses from our minority investments. These events and factors could negatively impact our cash flows from operating activities and net income or loss.

We are required to distribute 1.6627% of cash flows from the operations of Interstate Hotels, LLC, one of our operating subsidiaries, to Wyndham International, Inc., based on Wyndham’s common interest in that entity. The net distribution payable to Wyndham at December 31, 2003 and 2002 was approximately $433 and $275, respectively.

Investing Activities — Net cash used in investing activities was $14,992 for the year ended December 31, 2003 compared to $5,023 for the year ended December 31, 2002. Major components of this increase in use of cash are:

•	purchases of property, plant and equipment of $8,696 in 2003 compared to $1,193 in 2002. This increase is primarily a result of the relocation of our corporate offices from Washington, D.C. to Arlington, VA in July of 2003, and the associated costs of moving into the new office space, such as purchasing new furniture and fixtures.

•	purchases of intangible assets of $1,686 in 2003 compared to $620 in 2002. This increase relates to our efforts in obtaining new management contracts during 2003 and the associated costs. The majority of these costs in 2003 are associated with contracts that are still in the process of being negotiated.

•	net cash invested in hotel real estate of $2,167 in 2003 compared to $1,360 in 2002, which includes a joint venture we entered into in 2003, and contributions to one of our real estate properties for capital expansion projects in 2003.

•	the change in restricted cash, to $3,250 in 2003 from $1,366 in 2002. Our captive insurance company has restricted cash, which is determined based on statutory requirements and is directly related to premiums written during the year. The premiums written in 2003 were 25% higher than 2002. We also have restricted cash at our purchasing subsidiary, which represents cash that our owners have advanced to us for capital projects. At December 31, 2003, we had more working capital from our owners than we did at December 31, 2002.

•	cash acquired in the merger transaction of $1,766 in 2002.

We formerly participated in the ownership of the Renaissance Worldgate Hotel in Kissimmee, Florida. The majority owners and the principal lender for the hotel are affiliated with our principal investor group. In conjunction with a restructuring of the ownership and financing of this property in 2002, the hotel owner issued a promissory note of $282 to us. The note bore interest at nine percent per annum and was payable in equal quarterly installments beginning January 1, 2003. The hotel owner did not pay any of the installments when due in 2003, and in the fourth quarter we wrote off the full amount of the note receivable against our allowance for doubtful accounts. Additionally, as part of the settlement, the hotel owner agreed to pay their outstanding accounts receivable balance of approximately $1,000 as of December 31, 2003. This balance represents management fees and amounts for certain unpaid reimbursable costs under our management contract for the hotel. As of August 2003, we no longer manage this hotel.

Net cash used in investing activities was $5,023 for the year ended December 31, 2002 compared to net cash used in investing activities of $1,066 for the year ended December 31, 2001. During 2001, we invested $10,636 in hotel real estate, including the FCH/ IHC Hotels, L.P. joint venture and the CNL IHC Partners, L.P. joint venture, offset by cash received from advances to affiliates of $8,517. In 2002, we paid merger-related acquisition costs of approximately $3,486, purchased $1,193 of property and equipment, and invested $1,360 in hotel real estate. Also in 2002, we acquired $1,766 of cash associated with the merger transaction.

We periodically make equity investments in entities that own certain hotel properties we manage. We evaluate these investment opportunities based on financial and strategic factors such as the estimated potential value of the underlying hotel properties and the management fee revenues we can obtain from the investment.

Financing Activities — Net cash provided by financing activities was $8,946 for the year ended December 31, 2003 compared to net cash used in financing activities of $9,622 for the year ended December 31, 2002. This increase in cash was due primarily to proceeds received from a public equity offering of our common stock in November 2003, of $45,276, net of the underwriting discount, offset by approximately $1,148 of other expenses we incurred relating to that equity offering. Also offsetting the increase in cash was net proceeds and repayments on long-term debt was a net repayment of $33,900 in 2003, as opposed to a net repayment of $7,811 in 2002.

Net cash used in financing activities was $9,622 during the year ended December 31, 2002 compared to $9,810 during the year ended December 31, 2001. This increased use of cash was due primarily to the following occurring in 2002:

•	$1,943 paid to induce conversion of the Series B preferred stock.

•	$4,432 of repayments of long-term debt to Wyndham.

•	$6,575 of repayments on a limited recourse mortgage note.

These amounts above are partially offset by net borrowings and repayments of approximately $3,196 of long-term debt during 2002.

Senior Credit Agreement — Effective July 31, 2002, in connection with the closing with the merger between MeriStar Hotels and IHC, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement consists of a $65,000 term loan due on July 28, 2005 and a $48,000 revolving credit facility due on July 28, 2005, with a one-year extension at our option. The interest rate on the senior credit agreement is the 30-day London Interbank Offered Rate, or LIBOR, plus 3.00% to 4.50%, depending upon the results of certain financial tests. The senior credit facility contains covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2003, we were in compliance with these covenants. At December 31, 2003, borrowings under the senior credit agreement bore interest at a rate of 6.11% per annum, which is the 30-day LIBOR plus 4.0%. During the fourth quarter of 2003, using the proceeds from our public equity offering, we repaid $45,276 of the term loan. We are currently in the process of negotiating for the refinancing this facility which we expect to complete during the second quarter of 2004.

We incurred $4,308 and $1,966 of interest expense on the senior credit agreement for the years ended December 31, 2003 and 2002, respectively. As of March 8, 2004, the total availability under our senior credit agreement was $14,000.

MeriStar Hospitality Term Loan — MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. The repayment of $42,052 was completed in January 2003. We financed the repayment with proceeds from a $40,000 subordinated term loan and cash on hand and realized a gain of $13,629.

Subordinated Term Loan — In January 2003, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, which it may be at our option, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under our senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2003, we were in compliance with these covenants. At December 31, 2003, borrowings under the subordinated term loan bore interest at a rate of 9.63% per annum. We incurred $3,855 of interest expense on the subordinated term loan for the year ended December 31, 2003.

Promissory Note — In March 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the years ended December 31, 2003 and 2002, we incurred $482 and $500, respectively, of interest expense on the promissory note.

In 2003, we made unscheduled principal payments totaling $447 on the promissory note. As of December 31, 2003, the remaining balance on the promissory note is $3,723. In connection with one of the payments, our ownership interest in the partnership was reduced from 50% to 49.5% as FelCor made an additional contribution to the partnership at that time. We currently do not expect to make further principal payments on this non-recourse note.

Public equity offering — On November 26, 2003, in a public equity offering, we offered 8,500,000 shares of our common stock, par value $0.01 per share, at a price of $5.25 per share. An additional 500,000 shares of common stock were offered by our principal investor group. On December 16, 2003, the underwriters exercised their over-allotment option for an additional 601,900 shares.

Our total proceeds from this equity offering, net of the underwriting discount but prior to deducting other expenses, amounted to approximately $45,276. We did not receive any proceeds from the sale of shares by the principal investor group. The total proceeds were used to repay indebtedness under our senior credit facility.

Liquidity — We believe that cash generated by our operations, together with borrowing capacity under our senior credit agreement, will be sufficient to fund our requirements for working capital, required capital expenditures and debt service for the next twelve months. We expect to continue to seek acquisitions of hotel management businesses and management contracts, and joint venture opportunities where we can participate in the ownership of hotels we manage. We expect to finance future acquisitions through a combination of additional borrowings under our credit facility and the issuance of equity instruments, including common stock or operating partnership units, or additional/replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.

Contractual Obligations and Maturities of Indebtedness

The following table summarizes our contractual obligations at December 31, 2003 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment terms

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Senior credit facility	$42,599	$1,625	$40,974	$—	$—
Non-recourse promissory note	3,723	—	—	—	3,723
Subordinated term-loan	40,000	—	40,000	—	—
Non-cancelable leases	90,908	25,964	30,478	11,966	22,500
Redeemable operating partnership units	1,310	1,310	—	——
Wyndham interest	866	866	—	—	—

Total	$179,406	$29,765	$111,452	$11,966	$26,223

Long-Term Debt: For principal repayment and debt service obligations with respect to our long-term debt, see Note 7 to our consolidated financial statements.

Lease Commitments: We lease apartments for our Corporate Housing division and office space for our corporate offices. The leases run through 2014 and are included in the table above.

Management Agreement Commitments: Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $3,190 to these hotel owners in the form of investments or loans, if requested. The loans may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion.

Equity Investment Funding: In connection with our equity investments in hotel real estate, we are partners or members of various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. The timing and amount of such contributions of capital, if any, is currently unknown and is therefore not reflected in the chart set forth above. We have non-controlling equity interests in nine hotel real estate limited partnerships and limited liability companies. We do not guarantee the debt or other obligations of any of these investments.

Wyndham interest: Wyndham International, Inc., (“Wyndham”) holds a 1.6627% non-controlling economic interest in one of our operating subsidiaries. In conjunction with the MeriStar-Interstate merger, we accelerated the timing of Wyndham’s right to require us to redeem this interest. Effective July 20, 2002, Wyndham has the right to require us to redeem this interest. The estimated value of this interest at December 31, 2003 is $433 and is included in accounts payable-related parties on our consolidated balance sheet.

Redeemable Operating Partnership Units: After April 1, 2004, the holders of preferred units of our subsidiary operating partnership may require the partnership to redeem these units for cash at a price of $16.70 per unit or, at the holder’s option, shares of our common stock having equivalent aggregate value. As of December 31, 2003, other limited partners owned 78,431 preferred units. Accordingly, we could be required to fund redemptions of $1,310 in cash or stock, the value of the preferred units. This amount is included in minority interest on our consolidated balance sheet.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

Our senior secured credit facility matures July 31, 2005, with a one year extension of the revolving portion at our option. At December 31, 2003, we had borrowings of $42,598 outstanding on the facility. Interest on the debt is variable, based on the 30-day LIBOR plus a spread of 3.0% to 4.5% depending the results of certain financial tests. The senior credit facility bore interest at a rate of 6.1% at December 31, 2003. We have determined that the fair value of the debt approximates its carrying value. We are currently in the process of refinancing this facility which we expect to complete in the second quarter of 2004. We expect to write off approximately $357 of net deferred financing costs associated with this facility at the time of the refinancing.

At December 31, 2002, we had $56,069 of long-term debt under a term loan due to MeriStar Hospitality, which was due to mature on July 31, 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar term loan. The repayment of $42,052 was completed in January 2003. We refinanced the repayment with the proceeds from a $40,000 subordinated term loan and cash on hand and realized a gain of $13,629. The subordinated term loan carries a variable interest rate, based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. The remainder of the repayment was funded out of available cash. We have determined that the fair value of the debt approximates its carrying value.

Our non-recourse promissory note to FelCor with a balance of $3,723, is due on December 31, 2010. Interest on the note is payable monthly at the rate of 12% per annum. At December 31, 2003, the fair value of the promissory note was not materially different from its carrying value.

A 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $0.9 million and $0.5 million for years ended December 31, 2003 and 2002, respectively.

In October 2002, we entered into a $30,000, two-year interest rate swap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day LIBOR at 2.50%. The fair value of the swap agreement was a liability of $309 at December 31, 2003.

In March 2003, we entered into a $35,000, twenty-two month interest rate cap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 4.50%. At December 31, 2003, the fair value of this cap agreement was insignificant.

Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 3.7% and 3.4% of our revenue for the years ended December 31, 2003 and 2002, respectively, from services performed in Canada, the United Kingdom, France, and Russia. Our foreign currency transaction gains and losses were a net gain of $921 the year ended December 31, 2003 and is included in accumulated comprehensive income (loss) on our statement of operations. To date, since most of our foreign operations have been largely self-contained or dollar-denominated, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

ITEM 8.     TOTAL FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this Annual Report of Form 10-K:

INTERSTATE HOTELS & RESORTS

All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Interstate Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Interstate Hotels & Resorts, Inc. and subsidiaries (formerly Interstate Hotels Corporation) as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Washington, D.C.

February 3, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
Interstate Hotels & Resorts, Inc.:

In our opinion, the consolidated statements of operations, stockholders’ equity and of cash flows for the year ended December 31, 2001 (appearing on pages 59 through 88 of the Interstate Hotels & Resorts, Inc. 2003 Annual Report on Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Interstate Hotels & Resorts, Inc. and its subsidiaries (the Company) for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

February 13, 2002, except for the
fourteenth paragraph of Note 12,
as to which the date is February 21, 2002

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$7,450	$7,054
Restricted cash	3,250	1,366
Accounts receivable, net of allowance for doubtful accounts of $3,529 in 2003 and $4,125 in 2002.	25,531	11,986
Insurance premiums receivable	—	2,672
Due from related parties	14,649	12,046
Prepaid expenses and other current assets	9,342	14,749

Total current assets	60,222	49,873
Marketable securities	2,556	2,413
Property and equipment, net	27,056	24,894
Officers and employees notes receivable	86	373
Investments in and advances to affiliates	21,869	25,199
Deferred income taxes	18,673	20,174
Goodwill	92,123	91,960
Intangible assets, net	55,338	65,795

Total assets	$277,923	$280,681

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$65,080	$59,988
Accounts payable — related parties	866	275
Income taxes payable	1,000	1,000
Current portion of long-term debt	1,625	1,625

Total current liabilities	68,571	62,888
Deferred compensation	2,556	2,413
Long-term debt	84,696	132,614

Total liabilities	155,823	197,915
Minority interests	3,388	6,242
Commitments and contingencies Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 29,951,334 and 20,556,552 shares issued and outstanding at December 31, 2003 and 2002, respectively	300	205
Treasury stock	(69)	(46)
Paid-in capital	183,849	138,268
Accumulated other comprehensive income (loss), net of tax	837	(149)
Accumulated deficit	(66,205)	(61,754)

Total stockholders’ equity	118,712	76,524

Total liabilities, minority interests and stockholders’ equity	$277,923	$280,681

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenue:
Lodging revenue	$3,396	$2,908	$4,426
Management fees	34,808	25,457	21,479
Management fees-related parties	30,254	14,431	3,046
Corporate housing	109,469	46,818	—
Other revenue	15,330	17,313	15,074

	193,257	106,927	44,025
Other revenue from managed properties	833,790	494,243	274,801

Total revenue	1,027,047	601,170	318,826

Operating expenses by department:
Lodging expenses	2,384	2,139	2,647
Corporate housing	92,859	37,990	—
Undistributed operating expenses:
Administrative and general	70,938	48,166	31,123
Lease expense	—	—	482
Depreciation and amortization	13,466	14,058	10,394
Merger and integration costs	3,816	9,363	—
Restructuring expenses	3,400	12,614	—
Tender offer costs	—	1,000	—
Asset impairments and write-offs	8,860	3,787	3,026

	195,723	129,117	47,672
Other expenses from managed properties	833,790	494,243	274,801

Total operating expenses	1,029,513	623,360	322,473

Net operating loss	(2,466)	(22,190)	(3,647)

Interest income	(917)	(1,638)	(2,604)
Interest expense	11,038	7,233	4,239
Equity in losses of affiliates	1,618	2,409	5,169
Conversion incentive payment-convertible notes	—	7,307	—
Gain on refinancing term loan from related party	(13,629)	—	—

Loss before minority interests and income taxes	(576)	(37,501)	(10,451)
Income tax expense (benefit)	3,678	(1,133)	(3,295)
Minority interest expense (benefit)	197	(197)	194

Net loss	(4,451)	(36,171)	(7,350)
Mandatorily redeemable preferred stock:
Dividends	—	307	634
Accretion	—	356	62
Conversion incentive payments	—	1,943	—

Net loss available to common shareholders	(4,451)	(38,777)	(8,046)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	553	102	—
Unrealized gain (loss) on investments	433	(251)	—

Comprehensive loss	$(3,465)	$(38,926)	$(8,046)

Weighted average number of:
Basic shares of common stock outstanding	21,474	13,563	5,704

Diluted shares of common stock outstanding	21,474	13,563	5,704

Net loss per basic and diluted common share	$(0.21)	$(2.86)	$(1.41)

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated		Mandatorily
					Other		Redeemable
	Common	Treasury	Paid-in	Retained	Comprehensive		Preferred
	Stock	Stock	Capital	Deficit	Loss	Total	Stock

Balance at January 1, 2001	$64	$—	$66,725	$(14,931)	$—	$51,858	$4,258

Issuance of common stock	1	—	214	—	—	215	—
Options exercised	—	—	8	—	—	8	—
Common stock repurchased and retired	(8)	—	(1,992)	—	—	(2,000)	—
Mandatorily redeemable preferred stock accretion	—	—	—	—	—	—	62
Amortization of unearned compensation	—	—	—	—	—	—	750
Net loss available to common shareholders	—	—	—	(8,046)	—	(8,046)	—

Balance at December 31, 2001.	57	—	64,955	(22,977)	—	42,035	5,070

Conversion of convertible securities	65	—	31,735	—	—	31,800	—
Options exercised	2	—	525	—	—	527	—
Effect of options accounted for using variable plan accounting	—	—	823	—	—	823	—
Shares issued in connection with the merger and conversion of Interstate shares	871	—	37,653	—	—	38,524	—
Reverse stock-split	(792)	—	792	—	—	—	—
Vesting of MeriStar stock options	—	—	953	—	—	953	—
Issuance of restricted stock	2	—	832	—	—	834	—
Treasury shares repurchased	—	(46)	—	—	—	(46)	—
Adjustment to equity incentive plan	—	—	—	—	—	—	—
Redemption of preferred stock	—	—	—	—	—	—	(5,070)
Net loss available to common shareholders	—	—	—	(38,777)	—	(38,777)	—
Other comprehensive loss	—	—	—	—	(149)	(149)	—

Balance at December 31, 2002	205	(46)	138,268	(61,754)	(149)	76,524	—

Options exercised	3	—	662	—	—	665	—
Effect of options accounted for using variable plan accounting	—	—	125	—	—	125	—
Conversion of operating partnership units	1	—	704	—	—	705	—
Issuance of common stock in equity offering	91	—	44,037	—	—	44,128	—
Options expense
	—	—	53	—	—	53	—
Treasury shares repurchased	—	(23)	—	—	—	(23)	—
Net loss available to common shareholders	—	—	—	(4,451)	—	(4,451)	—
Other comprehensive income, net of tax	—	—	—	—	986	986	—

Balance at December 31, 2003	$300	$(69)	$183,849	$(66,205)	$837	$118,712	—

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(4,451)	$(36,171)	$(7,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,466	14,058	10,394
Equity in losses of affiliates	1,618	2,409	5,169
Asset impairments and write-offs	8,860	3,787	3,026
Forgiveness of notes receivable	—	1,866	—
Write-off of fixed assets	—	1,860	—
Write-off of deferred financing fees	750	2,465	—
Minority interest	197	(197)	194
Deferred income taxes	1,131	(2,791)	(2,706)
Amortization of restricted common stock and mandatorily redeemable preferred stock	—	1,372	750
Gain on refinancing	(13,629)	—	—
Other	2,018	2,539	948
Changes in assets and liabilities:
Accounts receivable, net	(10,654)	15,217	8,803
Prepaid expenses and other assets	4,280	68	(810)
Accounts payable	4,357	(13,366)	(18,862)
Due from related parties	(2,603)	(10,629)	(967)

Net cash provided by (used in) operating activities	5,340	(17,513)	(1,411)

Cash flows from investing activities:
Net investment in direct financing leases	—	—	466
Change in restricted cash	(1,884)	(18)	825
Purchase of property and equipment	(8,696)	(1,193)	(479)
Purchases of marketable securities	—	(2,080)	(3,084)
Purchases of intangible assets	(1,686)	(620)	(471)
Merger-related acquisition costs	—	(3,486)	—
Proceeds from sale of marketable securities	—	1,911	3,202
Cash acquired in merger transaction	—	1,766
Net cash invested for equity investments in hotel real estate	(2,167)	(1,360)	(10,636)
Change in officers and employees notes receivable, net	287	(301)	773
Change in advances to affiliates, net	(846)	248	8,517
Deposits and other	—	110	(179)

Net cash used in investing activities	(14,992)	(5,023)	(1,066)

Cash flows from financing activities:
Proceeds from long-term debt	104,500	25,000	4,170
Repayment of long-term debt	(138,400)	(32,811)	(8,352)
Net proceeds from issuance of common stock	44,787	527	223
Dividends paid on mandatorily redeemable preferred stock	—	(307)	(634)
Conversion incentive payments-preferred stock	—	(1,943)	—
Net contributions from (distributions to) minority interest	—	—	915
Accounts payable — related parties	—	—	(2,641)
Financing fees paid	(1,918)	(42)	(1,491)
Common stock repurchased and retired	(23)	(46)	(2,000)

Net cash provided by (used in) financing activities	8,946	(9,622)	(9,810)

Effect of exchange rate on cash	1,102	172	—
Net increase (decrease) in cash and cash equivalents	396	(31,986)	(12,287)
Cash and cash equivalents at beginning of year	7,054	39,040	51,327

Cash and cash equivalents at end of year	$7,450	$7,054	$39,040

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001
(Amounts in thousands, except share and per share amounts)

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

The consolidated financial statements for the period January 1, 2002 through July 31, 2002, and for the year ended December 31, 2001 include the historical results of operations of Interstate, the accounting acquiror. After our merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Summary

We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center and golf markets. We also own one hotel property and hold non-controlling joint venture equity interests in 29 of our managed properties. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services.

We have two operating divisions, hotel management and corporate housing, both of which are reportable operating segments. Each division is managed separately because of its distinct products and services.

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

We manage all of the properties owned by MeriStar Hospitality, a real estate investment trust, or REIT. As of December 31, 2003, MeriStar Hospitality owned 93 properties. Our relationship with MeriStar Hospitality is governed in part by an intercompany agreement. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate opportunities and it also provides us with a right of first refusal with respect to some of MeriStar Hospitality’s hotel management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

opportunities, excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand. Historically, we have had close operating, management and governance relationships with MeriStar Hospitality. We manage all of MeriStar Hospitality’s hotel properties under long-term management contracts and have, in the past, shared several key management personnel and board members with MeriStar Hospitality. Due to the merger between MeriStar and Interstate and our resulting increased scale, we and MeriStar Hospitality have split the management teams of the two companies although Paul W. Whetsell continues as the Chairman of both companies and is the Chief Executive Officer of MeriStar Hospitality.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — Our consolidated financial statements include our accounts and the accounts of all of our majority owned subsidiaries. As part of our consolidation process, we eliminate all significant intercompany balances and transactions. We use the equity method to account for all of our investments in unconsolidated joint ventures, as we do not have any controlling interests. We own 100% of the Pittsburgh Airport Residence Inn by Marriott, which is consolidated in our Financial Statements

Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts — We provide an allowance for doubtful accounts receivable when we determine it is more likely than not a specific account will not be collected and provide a general reserve for the population of our accounts that we believe may become uncollectible based on current business conditions. Although it is reasonably possible that our estimate for doubtful accounts could change in the near future, we are not aware of any events that would result in a change to our estimate that would be material to our financial position or results of operations for 2003. At December 31, 2003 and 2002 we had an allowance for doubtful accounts of $3,529 and $4,125, respectively.

Marketable Securities — We provide deferred compensation for certain executives and hotel general managers by depositing amounts into trusts for the benefit of the participating employees. Deposits into the trusts are expensed. Amounts in the trusts earn investment income, which serves to increase the corresponding deferred compensation obligation. Investments, which are recorded at market value, are directed by us or the participants, and consist principally of mutual funds. Unrealized gains and losses were not significant at December 31, 2003 and 2002.

Property and Equipment — We record our fixed assets at cost. We depreciate these assets using the straight-line method over lives ranging from three to forty years.

Officers and Employees Notes Receivable — Subject to the limitations of the Sarbanes-Oxley Act of 2002, we grant loans from time to time to officers and employees, which are payable under various terms and conditions. We may forgive certain amounts in accordance with employment agreements, and such amounts are expensed ratably over the terms of such employment agreements.

Goodwill and Intangible Assets — Our intangible assets consist of hotel management contract costs, costs incurred to obtain management contracts, franchise fees, and deferred financing fees. Goodwill represents the excess of the cost to acquire a business over the fair value of the net identifiable assets of that business. We amortize intangible assets on a straight-line basis over the estimated useful lives of the underlying assets. These lives range from five to twenty-five years. In accordance with SFAS No. 142, we do not amortize goodwill.

Impairment of Long-Lived Assets — Whenever events or changes in circumstances indicate that the carrying values of long-lived assets (including goodwill and intangible assets) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Goodwill must be evaluated for impairment at least annually. Any impairment losses are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded as operating expenses. We amortize our deferred financing costs on a straight-line basis, which approximates the effective interest method.

We review long-lived assets for impairment when one or more of the following events occur:

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

We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future cash flows, we base our estimates on projected amounts of future earnings before interest expense, income taxes, depreciation and amortization, and equity in earnings of affiliates, or Adjusted EBITDA. We use growth assumptions to project these estimated future cash flows out over the expected life of the underlying asset. Our impairment analysis considers various factors, such as the current operating performance of the underlying assets, our future forecast for operations, funding requirements or obligations we may have to an affiliate, and the estimated fair value of our investment based on liquidation preferences and priorities within an affiliate ownership structure.

Other-than-temporary Impairments — We regularly monitor our equity method investments for changes in fair value and record impairment when a decline in fair value is deemed to be other-than-temporary. Determining whether an impairment is other-than-temporary where there is little or no market liquidity is a subjective process involving significant management judgment because of inherent uncertainties related to the actual future performance of these investments. We determine other-than-temporary impairment based on information available as of each balance sheet date. New information or economic developments in the future could lead to additional impairment.

Income Taxes — We account for income taxes following Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. We have an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.

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

Stock-Based Compensation — In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to provide alternative methods of transition for a voluntary change to the expense recognition provisions of the fair value based method of accounting for stock-based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employee compensation. Effective January 1, 2003, we have elected to adopt the fair-value method of accounting for stock options under SFAS No. 148, using the prospective method. We have recorded in our statement of operations the expense related to stock options issued after January 1, 2003, which amounted to approximately $89.

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

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if we had accounted for our employee stock options using the fair value method. The weighted average fair value of the options granted was $4.78, $2.30 and $0.40 during 2003, 2002 and 2001, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk-free interest rate	5.70%	3.83%	6.0%
Dividend rate	—	—	—
Volatility factor	0.34	0.74	0.60
Weighted average expected life	3.02 years	3.16 years	7.7 years

Had compensation cost for stock options been determined based on the fair value at the grant date for awards under our plans, our net loss and per share amounts would have been the pro forma amounts indicated as follows:

	2003	2002	2001

Net loss available to common shareholders, as reported	$(4,451)	$(38,777)	$(7,350)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	107	1,038	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(335)	(1,913)	—

Net loss available to common shareholders, pro forma	$(4,679)	$(39,652)	$(7,350)

Earnings per share:
Basic and diluted, as reported	$(0.21)	$(2.86)	$(1.41)
Basic and diluted, pro forma	$(0.22)	$(2.92)	$(1.41)

The effects of applying Statement of Financial Accounting Standards No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future years.

Revenue Recognition — We earn revenue from our owned hotel, management contracts and related sources, and corporate housing operations. In 2001 we also earned revenue from certain leased hotels. We recognize revenue from our owned and leased hotels from rooms, food and beverage, and other operating departments as earned at the close of each business day. Our management and other fees consist of base and incentive management fees receivable from third-party owners of hotel properties, and fees for other related services we provide. We recognize base fees and fees for other services as revenue when earned in accordance with the individual management contracts. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, we accrue incentive fees in the period when we are certain they are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earned. For contracts with annual incentive fee measurements, we typically will record any incentive fees in the last month of the annual contract period.

Comprehensive Loss — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires companies to display comprehensive income (loss) and its components in a financial statement to be included in a company’s full set of annual financial statements or in the notes to financial statements. Comprehensive income (loss) represents a measure of all changes in the equity of a company that result from recognized transactions and other economic events for the period, other than transactions with owners in their capacity as owners. Our comprehensive loss includes net income (loss) and other comprehensive income (loss) from foreign currency items, derivative instruments, translation adjustments, and unrealized gains (losses) from our available for sale investments.

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

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than interest rate hedging purposes.

Our interest rate swap and cap agreements have been designated as hedges against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap and cap agreements are reflected at fair value in our consolidated balance sheet as of December 31, 2003 and the related unrealized gains or losses on the swap agreement are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). As of December 31, 2003, the fair value of our derivative instruments represents a liability of $307.

Insurance Receivables and Reserves — We earn insurance revenues through reinsurance premiums, direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims, claims incurred but not reported and claims settlement expenses. Claims incurred but not reported are estimated based on historical experience and other various factors that are believed to be reasonable under the circumstances. Actual liabilities may differ from estimated amounts and any changes in estimated losses and settlements are reflected in current earnings. All accounts are classified with assets and liabilities of a similar nature in the consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $1,421 and $1,134 at December 31, 2003 and 2002, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets.

Earnings per Share — We present basic and diluted earnings per share, or EPS, on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

Use of Estimates — To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we must make many estimates and assumptions. These estimates and assumptions affect the reported amounts on our balance sheets and income statements, and our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disclosure of contingent assets and liabilities at the date of the financial statements. Our actual results could differ materially from those estimates.

Reclassifications — We have reclassified certain 2002 and 2001 amounts to be consistent with the 2003 presentation.

Recent Accounting Pronouncements

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment and disposal of long-lived assets. We adopted this statement on January 1, 2002 and follow the guidance accordingly. This statement did not impact our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, Technical Corrections”. The implementation of this statement on January 1, 2003 did not have a significant impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted this statement on January 1, 2003 and have followed the guidance accordingly related to our restructuring costs recorded in 2003. This statement did not impact our financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions”. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. In the event that we enter into transactions of this nature, we will account for those transactions in accordance with the new statement.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34”, (“FIN 45”) was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 did not have a significant impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, (“FIN 46”). FIN 46 explains how to identify a variable interest entitie (“VIE”) and how an enterprise assesses its interests in a VIE to decide whether to consolidate the entity. This Interpretation requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The original provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003.

In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, VIEs created after January 1, 2004 must be accounted for under the revised interpretations. FIN 46R is effective beginning in the first quarter of 2004. We are in the process of evaluating our equity method investees created before January 31, 2003 to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determine if these entities meet the definition of a VIE. We do not have interests in any VIE’s created subsequent to January 31, 2003.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. If we enter into contracts of this nature, we will comply with SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments issued or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not impact our financial position or results of operations.

3.     INVESTMENTS IN AND ADVANCES TO AFFILIATES

Our investments in and advances to joint ventures and affiliated companies consist of the following at December 31:

	2003	2002

MIP Lessee, L.P	$5,681	$7,158
CapStar San Diego HGI Associates	3,389	4,432
FCH/ IHC Hotels L.P. and FCH/ IHC Leasing, L.P.	—	4,000
CapStar Hallmark Company, L.L.C	2,702	2,733
CNL/ IHC Partners, L.P.	2,382	2,141
Interconn Ponte Vedra, L.P.	1,210	—
Other	6,505	4,735

Total	$21,869	$25,199

We also own 100% of the Pittsburgh Airport Residence Inn by Marriott. This investment is consolidated in our financial statements.

During 2003, we contributed $1,210 to our existing partnership, Interconn Ponte Vedra, L.P., that owns the Marriott at Sawgrass in Ponte Vedra Florida. The contribution was for capital expansion projects at the property and represents a preferred equity investment on which we receive a 12% preferred return.

Also in 2001, we formed two limited partnerships (FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P.) with FelCor Lodging Trust (“FelCor”). These partnerships own eight mid-scale hotels, and we manage those eight hotels. The partnership entities are owned 50.5% by FelCor and 49.5% by us. FelCor consolidates these entities in its consolidated financial statements. Annually we test the carrying value of our investments for impairment. The operating results of the hotels in the FelCor partnerships are lower than what we had originally forecasted when we formed the partnership with FelCor. Our review as of December 31, 2003 and 2002 indicated that the future projected cash flows from the partnerships’ hotels is not sufficient to allow us to recover our investment in these partnerships, and we believe the decline to be other than temporary. Accordingly, in 2002, we recorded an impairment charge of $2,704 to reduce the investment to its then

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated fair value. Similarly, in the fourth quarter of 2003 we recorded an impairment charge of $4,476, representing the combined net book value of the investment and a note receivable, to reduce the investment and note receivable total value to zero. In addition, we expect that over time, our ownership interest in the partnerships will be reduced to zero. These charges are included in asset impairments and write-offs in the accompanying statements of operations.

Our review of our other investments in and advances to affiliates as of December 31, 2003 did not indicate that any other items were impaired. The future carrying value of our investments is, however, dependent upon operating results of our operating segments and/or the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of these long-lived assets.

We are not responsible for, and do not guarantee the debt or other obligations of any of these investees.

The combined summarized financial information of our unconsolidated joint ventures is as follows:

	December 31,

	2003	2002

Balance sheet data:
Current assets	$82,006	$44,920
Non-current assets	826,786	810,402
Current liabilities	90,896	54,797
Non-current liabilities	558,078	520,136
Operating data:
Revenue	221,599	222,146
Operating expenses	159,488	150,424
Net income (loss)	(24,420)	(10,249)
Our share of losses	(1,618)	(2,409)

For the year ended December 31, 2001, our equity losses were $5,169

Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $3,190 to these hotel owners in the form of investments or working capital loans. The loans may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2003 and 2002 consist of the following:

	2003	2002

Land	$1,344	$1,344
Furniture and fixtures	12,200	10,774
Building and improvements	9,937	11,810
Leasehold improvements	4,453	281
Computer equipment	5,512	3,617
Software development	11,011	10,176
Other	891	497

Total	$45,348	$38,499
Less accumulated depreciation	(18,292)	(13,605)

Property, plant and equipment, net	$27,056	$24,894

The Other line item above represents vehicles and operating stock primarily relating to our BridgeStreet corporate housing division.

5.     GOODWILL

Goodwill was $92,123 and $91,960 for the years ended December 31, 2003 and 2002, respectively. As part of the purchase accounting for the MeriStar-Interstate merger in 2002, we recorded $91,960 of goodwill. During 2003 we had several purchase price adjustments to that amount, for a net adjustment of $32. Also included in the 2003 balance is approximately $131 representing purchases made by our BridgeStreet corporate housing division.

The carrying amount of goodwill by reportable segment is as follows:

	2003	2002

Hotel Management	$82,917	$82,885
Corporate Housing	9,206	9,075

Total	$92,123	$91,960

6.     INTANGIBLE ASSETS

Intangible assets as of December 31, 2003 and 2002 consist of the following:

	2003	2002

Management contracts	$56,913	$84,163
Franchise fees	1,945	1,945
Deferred financing fees	2,378	2,882
Other	946	586

Total cost	62,182	89,576
Less accumulated amortization	(6,844)	(23,781)

Intangible assets, net	$55,338	$65,795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We amortize the value of our intangible assets over their useful lives, which generally equal the terms of the corresponding management, franchise, or financing agreement.

We incurred aggregate amortization expense of $7,911, $11,004, and $9,880 on these assets for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of deferred financing fees is included in interest expense.

On July 1, 2002, MeriStar assigned the leases of 47 hotels to a subsidiary of Winston Hotels, Inc. under a provision of the REIT Modernization Act that allows REITs to lease their owned hotels to a taxable subsidiary which can, in turn engage third parties to manage the properties. As part of this agreement, we had continued to operate 33 of Winston’s properties. During April 2003, Winston notified us of their intention to terminate the management contracts. No management contract termination fees were received from Winston. In connection with the termination of the Winston contracts, we wrote off $587 of unamortized management contract costs during 2003. This amount is included in asset impairments and write offs in our statement of operations.

During 2003, MeriStar Hospitality disposed of 15 hotels, 2 of which we are continuing to manage for the new owner. In connection with these asset dispositions, we wrote-off $3,266 of unamortized management contract costs. This amount is included in asset impairments and write offs in our statement of operations.

In addition, during 2003:

•	we wrote off an additional $219 of other unamortized management contracts terminated during the year, and wrote off $283 of costs associated with management contracts that were not completed,

•	we wrote off $22,854 of management contracts and accumulated amortization, relating to fully amortized management contracts,

•	we recorded $1,686 of additional management contract costs on new contracts which were completed in 2003,

•	we incurred $1,914 of financing fees associated with our new subordinated term loan, and

•	we wrote off $750 of unamortized financing fees in connection with the repayment of a portion of our senior term loan.

Our estimated amortization expense for the next five years is expected to be as follows:

Year ending December 31, 2004	$3,722
Year ending December 31, 2005	3,527
Year ending December 31, 2006	3,256
Year ending December 31, 2007	2,662
Year ending December 31, 2008	2,635

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     LONG-TERM DEBT

Our long-term debt consists of the following:

	2003	2002

Senior credit agreement	$42,598	$74,000
Non-recourse promissory note	3,723	4,170
MeriStar Hospitality term loan	—	56,069
Subordinated term loan	40,000	—

	86,321	134,239
Less current portion	(1,625)	(1,625)

Total long-term debt	$84,696	$132,614

Senior credit agreement — Effective July 31, 2002 in connection with the closing of the MeriStar-Interstate merger, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement consists of a $65,000 term loan and a $48,000 revolving credit facility. The term loan is payable in quarterly installments of $406 beginning January 1, 2003, with the balance due on July 31, 2005. The revolving credit facility is due on July 31, 2005 (with a one-year renewal at our option). The interest rate on the senior credit agreement will be LIBOR plus 3.00% to 4.50%, depending on the results of certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2003, we were in compliance with these covenants. The senior credit agreement also includes pledges of collateral, including the following:

•	Ownership interests of all existing subsidiaries and unconsolidated entities as well as any future material subsidiary or unconsolidated entity;

•	Owned hospitality properties; and

•	Other collateral that is not previously prohibited from being pledged by any of our existing contracts/agreements.

In the fourth quarter of 2003, using proceeds from our equity offering we repaid $45,276 of the term loan. In addition, we are currently in the process of negotiating the refinancing this facility which we expect to complete by the end of the second quarter of 2004.

At December 31, 2003, borrowings under the senior credit agreement bore interest at a rate of 6.11% (LIBOR plus 4%) per annum. We incurred $4,308 and $1,966 of interest expense on the senior credit agreement for the years ended December 31, 2003 and 2002, respectively.

Promissory note — In March 2001, we entered into a promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the years ended December 31, 2003, 2002 and 2001, we incurred $482, $500 and $382 of interest expense on the promissory note, respectively.

In June 2003, we made a principal payment to FelCor on the promissory note in the amount of $150, and in August 2003, we made a principal payment on the note in the amount of $297. As of December 31, 2003, the remaining balance on the promissory note is $3,723. In connection with the June payment, our ownership interest in the partnership was reduced from 50% to 49.5% as FelCor made an additional contribution the partnership at that time.

MeriStar Hospitality term loan — In connection with the closing of the merger, effective July 31, 2002, we converted a $75,000 unsecured credit facility between MeriStar and MeriStar Hospitality to a $56,069 term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan due July 31, 2007. The term loan was subordinated to borrowings under our senior credit agreement. In January 2003, we completed a discounted repayment of the MeriStar Hospitality term loan for $42,052. We financed part of the repayment with proceeds from a new $40,000 subordinated term loan and funded the remainder of the repayment out of available cash. The refinancing resulted in a gain of $13,629. That gain is included in our statement of operations for the year ended December 31, 2003.

We incurred $123 and $1,957 of interest expense on the MeriStar Hospitality loan for the years ended December 31, 2003 and 2002, respectively.

Subordinated term loan — In January 2003, in connection with the discounted repayment of the MeriStar Hospitality term loan, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under the senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2003, we were in compliance with these covenants. At December 31, 2003, borrowings under the subordinated term loan bore interest at a rate of 9.63% per annum. We incurred $3,855 of interest expense on the subordinated term loan for the year ended December 31, 2003.

Fair Value — Our outstanding long-term debt is based on LIBOR rates. We have determined that the fair value of our outstanding borrowings on our senior credit facility and subordinated term loan approximate their carrying value at December 31, 2003. The fair value of the swap and cap agreements were a net liability of $307 at December 31, 2003, all of which will be recorded in other comprehensive income in 2004. We have determined that the fair value of the promissory note is not materially different from its carrying value at December 31, 2003.

8.     EARNINGS PER SHARE

We calculate our basic earnings per common share by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. In periods in which there is a loss, diluted shares outstanding will equal basic shares outstanding to avoid anti-dilution. Basic and diluted earnings per common share are as follows:

	2003	2002	2001

Net loss available to common shareholders	$(4,451)	$(38,777)	$(8,046)
Weighted average number of common shares outstanding (in thousands)	21,474	13,563	5,704
Net loss per basic and diluted common share	$(0.21)	$(2.86)	$(1.41)

The number of potentially dilutive securities not included above (in thousands), were 576, 440, and 245 at December 31, 2003, 2002, and 2001, respectively. These securities include options and all operating partnership units.

On July 31, 2002, in the merger transaction, the Interstate shareholders received 4.6 shares of common stock for each share of Interstate stock outstanding. MeriStar stockholders and unit-holders continued to hold their existing stock and units. On August 1, 2002, we effected a one-for-five reverse stock split of all outstanding shares of common stock. The weighted average number of common shares outstanding used in the table above is presented assuming that the conversion of the Interstate stock and the reverse stock split occurred on January 1, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the merger between MeriStar an Interstate on July 31, 2002, we operated in two reportable segments: (1) operations of luxury and upscale hotels and (2) operations of mid-scale, upper economy and budget hotels. Following the merger, we operate in the segments shown in the table below. The other items in the tables below represent operating segment activity and assets for the non-reportable segments. Adjusted EBITDA from other activities includes merger costs, restructuring expenses, tender offer costs, asset impairments and write-offs, conversion incentive payments for convertible notes, and gain on refinancing. Other assets include deferred tax assets and net deferred financing costs. For periods prior to the merger, we have combined our two previously reportable segments into the hotel management operating segment for presentation in the table shown below.

We use Adjusted EBITDA to evaluate the performance of our segments. The tables below reconcile Adjusted EBITDA to Net Income (loss) for each of the three years presented.

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Year ended December 31, 2003
Net Income (loss)	$4,471	$(7,289)	$(1,633)	$(4,451)
Adjustments:
Depreciation and amortization	11,798	1,668	—	13,466
Interest expense, net	9,109	1,012	—	10,121
Equity in losses of affiliates	1,618	—	—	1,618
Gain on refinancing term loan from related party	—	—	(13,629)	(13,629)
Minority interest expense	75	102	20	197
Income tax expense	1,647	(1,208)	3,239	3,678

Adjusted EBITDA	$28,718	$(5,715)	$(12,003)	$11,000

Year ended December 31, 2002
Net loss	$(2,700)	$(1,653)	$(31,818)	$(36,171)
Adjustments:
Depreciation and amortization	13,382	676	—	14,058
Interest expense, net	5,082	513	—	5,595
Equity in losses of affiliates	2,409	—	—	2,409
Conversion incentive payment-convertible notes	—	—	7,307	7,307
Minority interest benefit	(15)	(9)	(173)	(197)
Income tax benefit	(84)	(52)	(997)	(1,133)

Adjusted EBITDA	$18,074	$(525)	$(25,681)	$(8,132)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Year ended December 31, 2001
Net loss	$(5,222)	$—	$(2,128)	$(7,350)
Adjustments:
Depreciation and amortization	10,394	—	—	10,394
Interest expense, net	1,635	—	—	1,635
Equity in losses of affiliates	5,169	—	—	5,169
Minority interest expense	138	—	56	194
Income tax benefit	(2,341)	—	(954)	(3,295)

Adjusted EBITDA	$9,773	$—	$(3,026)	$6,747

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Year ended December 31, 2003
Revenue	$917,578	$109,469	$—	$1,027,047
Adjusted EBITDA	$28,718	$(5,715)	$(12,003)	$11,000
Total assets	$238,095	$19,087	$20,741	$277,923
Year ended December 31, 2002
Revenue	$554,352	$46,818	$—	$601,170
Adjusted EBITDA	$18,074	$(525)	$(25,681)	$(8,132)
Total assets	$238,210	$20,886	$21,585	$280,681
Year ended December 31, 2001
Revenue	$318,826	$—	$—	$318,826
Adjusted EBITDA	$9,773	$—	$(3,026)	$6,747
Total assets	$97,199	$—	$11,470	$108,669

Revenues from foreign operations were as follows:

	2003	2002	2001

Canada	$8,214	$5,082	$1,584
United Kingdom	$23,509	$10,719	$—
France	$1,628	$354	$—
Russia	$4,320	$4,104	$3,656

10.     MERGER

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We accounted for the merger as a purchase of MeriStar by Interstate. Accordingly, we have included the operating results of MeriStar in our condensed consolidated financial statements since July 31, 2002, the effective date of the merger. The following summarizes the merger:

Value of MeriStar common stock issued	$38,527
Value of MeriStar stock options	953
Transaction costs	3,663

Total cost of acquisition	43,143
Fair value of liabilities assumed	182,958
Fair value of assets acquired	(134,109)

Goodwill	$91,992

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$33,018
Intangible assets	59,712
Other Long-term assets	41,379

Fair value of assets acquired	$134,109

Current liabilities	$(52,399)
Long-term debt	(126,069)
Minority interest	(4,490)

Fair value of liabilities assumed	$(182,958)

Of the $59,712 of intangible assets acquired, $58,199 related to management contracts, amortized over an 18 year weighted-average useful life.

The $91,992 of goodwill was assigned to the hotel management and corporate housing segments in the amounts of $82,265 and $9,727 respectively, none of which is expected to be deductible for tax purposes.

Merger Costs

Merger costs included in our statement of operations for the years ended December 31, 2003 and 2002 consist of the following:

	2003	2002

Write-off of deferred financing fees	—	$2,465
Write-off of officer and employee notes receivable	—	1,866
Accelerated vesting of preferred stock	—	1,000
Write-off of fixed assets	—	1,860
Integration costs	3,816	2,172

Total	$3,816	$9,363

Integration costs include professional fees, travel, and other transition costs.

11.     RESTRUCTURING EXPENSES

We have recorded $3,400 and $12,614 in restructuring expenses for the years ended December 31, 2003, and 2002, respectively. The amount recorded in 2003 relates to severance costs for former corporate personnel.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount recorded in 2002 related to expenses incurred in connection with the MeriStar-Interstate merger. This included $10,470 of severance for personnel changes as a result of relocation and elimination of certain job functions that are no longer needed, and $2,144 of non-cancelable lease costs associated with certain offices we closed. At December 31, 2003 and 2002, there was $5,388 and $8,260 remaining in the restructuring accrual, respectively.

12.     RELATED-PARTY TRANSACTIONS

Transactions with MeriStar Hospitality — Under our intercompany agreement with MeriStar Hospitality, we each have, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, we have a right of first refusal to become the manager of certain real property MeriStar Hospitality acquires and MeriStar has a right of first refusal to acquire certain properties we source. We also may provide each other with certain services. Those services may include administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We are compensated for these services in an amount that MeriStar Hospitality would be charged by a third party for comparable services. During the years ended December 31, 2003 and December 31, 2002, we billed MeriStar Hospitality a net amount of $579 and $454 for such services, respectively.

We incur day to day operating costs which are shared with and reimbursed by MeriStar Hospitality. The balance due from MeriStar Hospitality as of December 31, 2003 is $10,240, and includes management fees for each hotel, and reimbursements for insurance, employee benefits, sales and marketing expenses, and other miscellaneous operating expenses. These amounts are normally paid within 30 days.

At December 31, 2002, we had $56,069 of long-term debt under a term loan due to MeriStar Hospitality, which was due to mature on July 31, 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. The repayment of $42,052 was completed in January 2003. We refinanced the repayment with the proceeds from a $40,000 subordinated term loan and cash on hand and realized a gain of $13,629. The new $40,000 subordinated unsecured term loan is with Lehman Commercial Paper, Inc., an affiliate of Lehman Brothers Inc. Messrs. Mikulich and Flannery, two our directors, are employed by Lehman Brothers Inc, and CGLH Partners I LP and CGLH Partners II LP are also affiliates of Lehman Brothers Inc.

Corporate-Level Transactions with Directors — Mr. Paul W. Whetsell, our chairman, is an executive officer, director and stockholder of MeriStar Hospitality. Mr. Steven D. Jorns, our Chief Executive Officer, was a director of MeriStar Hospitality until October 2003 and was a stockholder at December 31, 2003. For the years ended December 31, 2003 and 2002, we recorded $23,142 and $9,475, respectively, in management fees from MeriStar Hospitality.

Interstate Operating Company, L.P. (formerly known as MeriStar H&R Operating Company, L.P.), our subsidiary operating partnership, of which we are the general partner, indirectly holds a substantial portion of all of our assets. On July 31, 2002, MeriStar H&R Operating Company, L.P. entered into a Senior Secured Credit Agreement, for a maximum amount of $113,000, with Lehman Brothers and various other lenders and other parties. Lehman Brothers, Inc. was the joint lead arranger, book runner, and co-syndication agent. As of September 30, 2003, approximately $87,300 was outstanding under the facility, which bears interest at a variable rate per annum of LIBOR plus 3.00 to 4.50%, depending on meeting specified financial tests.

We hold a non-controlling 0.5% general partnership interest and a non-controlling 9.5% limited partnership interest in MIP Lessee, L.P., a joint venture between entities related to Oak Hill Capital Partners, L.P. and us. MIP Lessee owns 10 full-service hotels. The joint venture has borrowed an aggregate of $193,000 of non-recourse loans from Lehman Brothers Holding Inc., an entity related to Lehman Brothers Inc. MeriStar Hospitality has a $40,000 investment in the joint venture. We received net management fees of approximately $2,710 and $1,097 for the years ended December 31, 2003 and 2002 from the hotels in this joint venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management fees from these hotels are included in our statement of operations after the merger of MeriStar and Interstate on July 31, 2002.

In connection with the merger of MeriStar with Interstate, on June 26, 2002, some of the Series B preferred stock and 8.75% convertible notes of Interstate held by CGLH Partners I LP and CGLH Partners II LP, Mr. Hewitt and other former executives of Interstate were converted into Class A common stock of Interstate. The CGLH partnerships are affiliated with Lehman Brothers Inc. As inducement for the conversion of Series B preferred stock and the 8.75% convertible notes, Interstate Hotels Corporation paid these parties $9,250. On August 2, 2002, these parties converted their remaining Interstate Series B preferred stock and 8.75% convertible notes. As a result of these conversions, these parties held 6,805,824 shares of our common stock. Messrs. Alibhai, Khimji and Weiser are affiliated with the CGLH partnerships as are Messrs. Mikulich and Flannery, who are affiliated through their employment with Lehman Brothers Inc.

At the merger date, we entered into a stockholder and board composition agreement with the CGLH partnerships; Oak Hill Capital Partners, L.P. and parties related to Messrs. Whetsell, Emery, Jorns, and Hewitt and former executives of Interstate. Pursuant to the board composition agreement and its amendment in January 2004, the composition of our board of directors will remain unchanged until March 31, 2004. If a director leaves our board prior to this date, the board composition agreement governs the procedure for replacing such director. Our charter was amended to take into account these provisions of the board composition agreement.

In connection with the merger, Mr. Hewitt executed a severance agreement pursuant to which he receives monthly payments of $75, from August 2002 through January 2006. The agreement also provides that Mr. Hewitt will receive employee benefits similar to the employee benefits he had as of the merger (excluding retirement, stock option, stock purchase, deferred compensation, or other compensation benefits) through January 30, 2006. Mr. Hewitt also receives under the agreement a monthly car allowance of $0.7 per month, plus reimbursement of certain other out-of-pocket expenses. At the merger date, we agreed, effective June 2005, to forgive a $400 loan and to partially forgive a $259 loan made by Interstate to Mr. Hewitt.

Property-Level Transactions with Directors — In October 2000, we entered into a management agreement with an affiliate of the CGLH Partnerships to manage the Hilton Hotel Beaumont (Texas). The net management fees earned from this hotel amounted to $147, $164 and $173 for the years ended December 31, 2003, 2002 and 2001, respectively. Accounts receivable owed from this hotel was not significant at December 31, 2003 and 2002.

During 2001, we entered into management agreements to manage the Park Central Hotel in New York, NY and the Sheraton Capital Center Hotel in Raleigh, NC. The owners of these hotels engaged us to manage these properties pursuant to the rights of the principal lender of these hotels to select a third-party management company. The principal lender of these hotels is affiliated with the CGLH Partnerships. The net management fees earned from these hotels amounted to $811, $1,125 and $611 for the years ended December 31, 2003, 2002 and 2001, respectively. Accounts receivable owed from these hotels, which include the reimbursement of costs, were $400 at December 31, 2003, and $204 at December 31, 2001. Accounts receivable owed from these hotels were not significant at December 31, 2002. Effective March 1, 2003, we no longer manage the Sheraton Capital Center Hotel in Raleigh, NC.

We hold a 25% non-controlling equity interest in and manage the Houston Astrodome/ Medical Center Residence Inn by Marriott in Houston, Texas. Mr. Alibhai holds a 22.46% ownership interest in the hotel. The net management fees earned from this hotel amounted to $177, $218 and $260 for the years ended December 31, 2003, 2002 and 2001, respectively.

We held a 20% non-controlling equity interest and entered into an agreement to manage the Renaissance Worldgate Hotel in Kissimmee, Florida, for a total investment of approximately $3.9 million. Mr. Alibhai, and LB Maingate I Inc. (an affiliate of Mr. Alibhai and Lehman Brothers Inc, which employs Messrs. Mikulich and Flannery) each held a 40% respective ownership interest in the hotel. The hotel has a $37,000 non-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recourse loan from Lehman Brothers Holdings Inc., an affiliate of Lehman Brothers Inc., which is secured by the hotel. On February 21, 2002, the ownership and financing for the hotel was restructured in order to address financial difficulties at the hotel. As part of this restructuring, our 20% non-controlling equity interest was redeemed in exchange for mutual releases with respect to the obligations of the hotel. In addition, the hotel owner and we amended the management agreement for the hotel, under which, among other things, we waived our management fees for the period from July 1, 2001, through February 21, 2002, and agreed to reduce our base management fee for periods following February 21, 2002.

The hotel’s owners issued a promissory note of approximately $282 for past accounts receivable we were owed. The note bore interest at nine percent per annum and was payable in equal quarterly installments beginning January 1, 2003. The hotel owner did not pay any of the installments when due in 2003, and in the fourth quarter in connection with a settlement, we wrote off the full amount of the note receivable against our allowance for doubtful accounts. Additionally, as part of the settlement, the hotel owner agreed to pay their outstanding accounts receivable balance of approximately $1,000, as of December 31, 2003. This balance represents management fees and amounts for certain unpaid reimbursable costs under our management contract for the hotel. As of August 2003, we no longer manage this hotel. Net management fees earned from this hotel amounted to $115, $68 and $240 for the years ended December 31, 2003, 2002 and 2001, respectively.

We hold a 49.5% non-controlling equity interest in two limited partnerships that own seven Marriott-branded hotels and one Hampton Inn hotel for which we made a total investment of approximately $8,700. FelCor Lodging Trust owns the remaining 50% of the partnerships. The partnerships have borrowed an aggregate of $52,250 of non-recourse loans from Lehman Brothers Bank, FSB, an entity related to Lehman Brothers Inc. These borrowings are secured by the partnerships’ hotels. In fiscal 2002, we received an aggregate of $700 in management fees from these hotels.

Management fees from related parties, as defined in SFAS 57 “Related Party Disclosures,” include MeriStar Hospitality, and hotels included in our real estate joint ventures. The total of these management fees amounted to $30,254 for the year ended December 31, 2003, and $14,431 for the year ended December 31, 2002. The hotels discussed above are included in this total amount for management fees from related parties.

13.     STOCK BASED COMPENSATION

1999 Equity Incentive Plan — The 1999 Equity Incentive Plan provides for long-term incentives to be awarded to eligible employees through grants of restricted stock and grants of stock options to purchase shares of common stock. The options generally vest over a three-year period and expire after ten years. During 1999, the Company issued 331,917 restricted shares of Class A Common Stock to two executives under the 1999 Equity Incentive Plan. In connection with the transactions contemplated under a Securities Purchase Agreement, these restricted shares became fully vested during the fourth quarter of 2000. The Employee Stock Purchase Plan, which was terminated by the Company in 2001, was designed to be a non-compensatory plan, whereby eligible employees elected to withhold a maximum of 8% of their salary and use such amounts to purchase common stock.

In February 2001, the Board of Directors approved the repricing of all outstanding options to purchase shares of our Class A Common Stock. Under the terms of the repricing, each optionee was given the right to elect to keep their original stock options at the stated exercise price of $4.50, or to return 40% of their original stock options and retain the 60% remaining stock options with a new exercise price of $2.00. Giving effect to the merger, at August 1, 2002 the exercise price became $2.17. As a result of the repricing, an aggregate of 939,500 stock options granted on July 15, 1999, August 9, 1999, September 13, 1999 and September 28, 1999 were cancelled and replaced with 563,700 stock options at an exercise price of $2.17. Therefore, the original stock options previously accounted for under the provisions of APB No. 25 are now accounted for under variable plan accounting in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Any additional stock options granted during 2001 continued to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounted for under the provisions of APB No. 25. For the year ended December 31, 2001, we did not incur a non-cash expense under variable plan accounting for the repricing as the closing market price for our common stock at December 31, 2001 was below the exercise price of $2.00. For the years ended December 31, 2003 and 2002, we incurred a non-cash expense of $125, and $1,016, respectively, as the closing market price for our common stock at December 31, 2003 and December 31, 2002 was above the exercise price of $2.17.

Employee Equity Incentive Plan — We have an equity incentive plan that authorizes us to issue and award options for up to 15% of the number of outstanding shares of our common stock. We may grant awards under the plan to directors, officers, or other key employees. These options vest in three annual installments beginning on the date of grant and on subsequent anniversaries. Options granted under the plan are exercisable for ten years from the grant date. The number of shares remaining for issuance under this plan is 2,458,602 at December 31, 2003.

Director’s Plan — We also have an equity incentive plan for non-employee directors that authorizes us to issue and award options for up to 500,000 shares of common stock. These options vest in three annual installments beginning on the date of grant and on subsequent anniversaries, provided the eligible director continues to serve as a director on each such anniversary. Options granted under the plan are exercisable for ten years from the grant date. The number of shares remaining for issuance under this plan is 331,500 at December 31, 2003.

Stock option activity under each plan is as follows:

	1999 Equity		Employee Equity
	Incentive Plan		Incentive Plan		Directors’ Plan

		Average		Average		Average
	Number of	Option	Number of	Option	Number of	Option
	Shares	Price	Shares	Price	Shares	Price

Balance, December 31, 2000	977,960	4.89	726,670	16.25	19,500	17.30
Granted	546,204	2.18	366,850	3.55	6,000	10.00
Exercised	(3,680)	2.17	(400)	11.80	—	—
Cancelled	(918,344)	4.86	(102,556)	16.95	—	—

Balance, December 31, 2001	602,140	2.51	990,564	11.50	25,500	15.60
Granted	—	—	331,966	4.00	55,500	3.25
Exercised	(241,132)	2.17	—	—	—	—
Cancelled	(46,368)	2.98	(156,659)	15.09	—	—

Balance, December 31, 2002	314,640	2.66	1,165,871	8.92	81,000	7.13
Granted	—	—	247,500	4.80	87,500	4.75
Exercised	(63,456)	2.29	(155,067)	3.39	—	—
Cancelled	(552)	2.17	(59,066)	14.94	—	—

Balance, December 31, 2003	250,632	2.76	1,199,238	8.41	168,500	5.57
Shares exercisable at December 31, 2003	250,632	2.76	790,907	10.57	58,500	8.66
Shares exercisable at December 31, 2002	314,640	2.66	845,871	10.79	28,500	14.27
Shares exercisable at December 31, 2001	384,132	3.55	530,670	16.35	13,501	17.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.17-$3.25	335,352	6.71	$2.59	270,352	$2.43
$3.30-$3.99	461,983	8.41	$3.75	248,652	$3.54
$4.00-$5.00	344,080	8.56	$4.53	114,080	$4.56
$5.30-$16.40	367,610	5.08	$14.33	357,610	$14.58
$16.55-$23.55	109,345	4.11	$20.92	109,345	$20.92

$2.17-$23.55	1,618,370	7.04	$7.24	1,100,039	$8.69

14.     COMMITMENTS AND CONTINGENCIES

Leases — We lease apartments for our Corporate Housing division and office space for our corporate offices. Future minimum lease payments required under these operating leases as of December 31, 2003 were as follows:

2004	$25,964
2005	12,258
2006	9,827
2007	8,393
2008	6,133
Thereafter	28,333

Total	$90,908

In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we have to provide an aggregate of $3,190 to these hotel owners in the form of investments or loans. The loans may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion.

Termination fees — MeriStar Hospitality’s taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. Except in the case of three hotels, upon that termination, MeriStar Hospitality’s taxable subsidiary will be required to pay us a termination fee equal to the present value of the remaining payments as defined in the applicable management agreement. The termination fee will be paid in thirty equal monthly installments, without interest, commencing the month following the termination. MeriStar Hospitality’s taxable subsidiaries will be able to credit against any termination payments the present value of projected fees as defined in the management agreements, including, without limitation, the present value of any projected fees of any management agreements executed during the thirty-month period over which payments are made. MeriStar Hospitality has, since January 1, 2003, sold 15 hotels, 13 of which we no longer manage. MeriStar Hospitality also has announced plans to sell an additional 19 hotels, all of which are managed by us. Net of any credits, as of December 31, 2003, we would be entitled to receive approximately $17,348 in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

termination fees with respect to those 32 hotels. MeriStar Hospitality has notified us that they have questions regarding the method of calculating these termination fees. According to their proposed calculation, the amount of termination fees we would receive is approximately $5,000 less than the amount due us in accordance with the method which has been used historically and which we believe is correct.

15.     SUPPLEMENTAL CASH FLOW INFORMATION

	2003	2002

Cash paid for interest and income taxes:
Interest	$8,935	$6,572
Income taxes	$1,975	$539

16.     STOCKHOLDERS’ EQUITY AND MINORITY INTERESTS

Common Stock — Prior to the merger on July 31, 2002, we had Class A, Class B and Class C common stock. Each holder of the common stock was entitled to one vote for each share. No stockholders had cumulative voting rights or preemptive, subscription or redemption rights. In 2001, we purchased and cancelled 759,920 shares of Class A common stock through our stock repurchase program for an aggregate purchase price of $2,000.

We accounted for the MeriStar-Interstate merger on July 31, 2002 as a purchase of MeriStar by Interstate using the purchase method of accounting. The merger was accounted for as a reverse acquisition with Interstate as the accounting acquiror, and MeriStar as the surviving company for legal purposes. As a result, MeriStar’s stock is our common stock outstanding subsequent to the merger. In conjunction with the merger, we had the following transactions affecting common stock:

•	MeriStar issued 37,188,574 (pre-reverse split) shares of its common stock.

•	The preferred stock and the convertible notes were converted into MeriStar’s Class A common stock.

•	Upon completion of the merger we effected a one-for-five reverse split of our common stock.

Effective with the merger, the authorized common stock is 50,000,000 common shares. As of December 31, 2003, 29,951,334 shares are issued and outstanding. Each holder of common stock is entitled to one vote per share on all matters submitted to a vote of stockholders.

During the fourth quarter of 2003, in a public equity offering, we offered 8,500,000 shares of our common stock, par value $0.01 per share, at a price of $5.25 per share. On December 16, 2003, the underwriters exercised their over-allotment option for an additional 601,900 shares. Total shares issued in the offering were 9,109,900. Our total proceeds from this equity offering, prior to deducting expenses, amounted to approximately $45,276, after the underwriting discount. These proceeds were used to repay indebtedness under our senior credit facility.

Treasury Stock — In October 2002, we authorized the repurchase of up to 5,000,000 shares. During 2003 we repurchased 5,000 shares at a total cost of $23.

Mandatorily Redeemable Preferred Stock — On October 20, 2000, we issued 725,000 shares (out of 850,000 authorized) of Series B convertible preferred stock, par value $.01 per share. We issued 500,000 shares of the preferred stock to an investor group affiliated with Lehman Brothers Holding, Inc., and we issued 225,000 shares to three of our executives as deferred compensation.

The preferred stock accrued dividends were payable in cash at 8.75% per annum and up to 25% payable in additional stock at our option. If dividends were not paid within a specified period of time additional dividends accrue. The preferred stock also received dividends paid to holders of Class A common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the preferred stock had certain rights regarding election of the Board of Directors, certain voting rights, and was convertible into 2.5 shares of Class A common stock. The preferred stock had a liquidation preference of $10.00 per share plus any accrued dividends and fair market value of the cash, securities and other property that the holder would have received had it converted its preferred stock plus accrued dividends into common stock. We had the obligation to redeem all outstanding shares of the Preferred Stock on October 20, 2007 for a redemption price of $10.00 per share.

Effective with the MeriStar-Interstate merger, the preferred stock was converted into Class A common stock. On June 26, 2002, the investor group converted all but 10 shares of their Preferred Stock into 1,249,975 shares of the Class A common stock. As inducement for the conversion of preferred stock and the conversion of the notes into Class A common stock, we paid the principal investor group $9,250. Of this amount, $1,943 relates to the conversion of the preferred stock. We recorded the payment as a conversion incentive payment-preferred stock on our statement of operations.

On July 31, 2002, the merger was completed, and we completed a one-for-five reverse split of our common stock. On August 2, 2002, the investor group converted the remaining 10 shares of its preferred stock and the remaining principal amount of the notes, along with its 5,939,140 shares of class A common stock in exchange for 6,900,000 shares of post-split common stock. The three executives converted their preferred stock into 562,500 shares of class A common stock. We recorded the accelerated vesting of the preferred stock as a merger cost of $1,000.

Operating Partnership Units — Interstate Operating Company, L.P., our subsidiary operating partnership, (formerly named MeriStar H&R Operating Company, L.P.,) indirectly holds substantially all of our assets. We are the sole general partner of that partnership. We, one of our directors, our chief accounting officer, and approximately 60 independent third-parties are limited partners of that partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. The agreement also gives us, as general partner, the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series. These interests may have such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.

The partnership agreement currently has two classes of limited partnership interests: Class A units and preferred units. As of December 31, 2003, the ownership of the limited partnership units was as follows:

•	We and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock; and

•	Other limited partners own 273,896 Class A units and 78,431 preferred units.

We did not make any distributions during 2003, 2002 or 2001 to the holders of the Class A units. Holders of preferred units receive a 6.5% cumulative annual preferred return based on capital amount of $16.70 per unit; compounded quarterly to the extent not paid currently. All net income and capital proceeds received by the partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A units and Class B units in proportion to the number of units owned by each holder.

The holders of each Class A unit not held by us or one of our subsidiaries may redeem for cash equal to the value of one share of our common stock or, at our option, one share of our common stock. Until April 1, 2004, the partnership may redeem the preferred units for cash at a price of $16.70 per unit or (with the holders consent) for our common stock having equivalent aggregate value. After April 1, 2004, each holder of the preferred units may require the partnership to redeem these units for cash at a price of $16.70 per unit or, at the holder’s option, shares of our common stock having equivalent aggregate value. If we or the holders of the preferred units chose to redeem the preferred units for our common stock instead of cash, and if our common stock was valued at that time at less than $16.70 per share, we would have to issue more shares of our common stock than the number of preferred units being redeemed. For example, at December 31, 2003, our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock price was $5.35 per share. If the preferred units were redeemed for common stock at that date, we would have issued 244,822 shares of our common stock, which would have represented approximately 0.8% of our then outstanding common stock, with respect to 78,431 preferred units then outstanding. The value of the preferred units, $1,310, is included in minority interest on our consolidated balance sheets.

17.     INSURANCE

We make available certain insurance coverage to our managed hotels under the terms of each individual management agreement. This insurance is generally arranged through third-party carriers. Northridge Insurance Company, our subsidiary, reinsures a portion of the coverage from these third-party primary insurers. These policies provide for layers of coverage with minimum deductibles and annual aggregate limits. These policies are for coverage relating to innkeepers’ losses (general/comprehensive liability), wrongful employment practices, garagekeeper’s legal liability, replacement cost automobile losses, and real and personal property insurance.

We are liable for any deficiencies in the IHC Employee Health and Welfare Plan (and related Health Trust), which provides certain of our employees with group health insurance benefits. We expect the runoff liability to approximate $2,432 and $2,673 in the related Health Trust as of December 31, 2003 and 2002, respectively. These amounts are recorded as liabilities in the accompanying consolidated balance sheets.

We also have the Associates Benefits Choices plan provided generally to all employees, with an extended liability reserve of approximately $3,000.

All accounts of Northridge are classified with assets and liabilities of a similar nature in our consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $1,421 and $1,134 at December 31, 2003 and 2002, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets. The consolidated statements of operations include the insurance income earned and related insurance expenses incurred. The insurance income earned is included in other fees in the consolidated statements of operations.

18.     EMPLOYEE BENEFIT PLANS

We maintain two defined contribution savings plans for our employees. Eligibility for participation in the plans is based on an employee meeting certain minimum age and service requirements. Employer matching contributions are based on a percentage of employee contributions. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan in which they participate. We incurred expenses related to employees at our corporate offices of approximately $170, $250, and $213 for the years ended December 31, 2003, 2002 and 2001, respectively.

We maintain two deferred compensation plans for certain executives and hotel general managers by depositing amounts into trusts for the benefit of the participating employees. Deposits into the trusts are expensed and amounted to $273, $231, and $735 and for the years ended December 31, 2003, 2002 and 2001, respectively. Amounts in the trusts earn investment income, which serves to increase the corresponding deferred compensation obligation. Investments, which are recorded at market value, are directed by us or the participants, and consist principally of mutual funds. Unrealized gains and losses were not significant at December 31, 2003, 2002 and 2001.

19.     INCOME TAXES

Our effective income tax expense (benefit) rate for the years ended December 31, 2003, 2002, and 2001 differs from the federal statutory income tax rate as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002	2001

Statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State and local taxes	30.1	(2.9)	(1.0)
Foreign subsidiaries rate and losses without benefit	501.9	0.2	—
Business meals and entertainment	9.7	0.1	—
Minority interest	(13.5)	—	—
Tax credits	(336.8)	(2.9)	—
Valuation allowance	387.8	26.5	4.0
Nondeductible expenses	129.5	—	—
Other	(35.2)	11.2	—

	638.5%	(2.8)%	(32.0)%

The components of income tax expense (benefit) are as follows:

	2003	2002	2001

Current:
Federal	$250	$—	$(605)
State	450	1,236	16
Foreign	1,847	1,000	—

	2,547	2,236	(589)

Deferred:
Federal	1,314	(2,948)	(2,681)
State	(183)	(421)	(25)

	1,131	(3,369)	(2,706)

	$3,678	$(1,133)	$(3,295)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) at December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Allowance for doubtful accounts	$198	$—
Minority interest temporary difference	1,953	1,934
Net operating loss carryforward	23,910	28,683
Accrued expenses	3,019	4,925
Intangible assets basis differences	1,814	—
Tax credits	4,712	1,727
Equity in investee earnings	2,528	1,029
Other	—	7

Total gross deferred tax assets	38,134	38,305
Less: valuation allowance	(13,001)	(10,767)

Net deferred tax assets	25,133	27,538

Deferred tax liabilities:
Allowance for doubtful accounts	—	(142)
Depreciation and amortization expense	(5,480)	(4,800)
Prepaid expense	(454)	(607)
Intangible assets basis differences	—	(1,403)
Other	(526)	(412)

Total gross deferred tax liabilities	(6,460)	(7,364)

Net deferred tax asset	$18,673	$20,174

As of December 31, 2003, we have potential federal income tax credit carryforwards of $4,712, all of which is reserved.

As of December 31, 2003, we had net operating loss and carryforwards available from pre-merger periods of $23,019, after considering statutory usage limitations. These carryforwards begin to expire in 2018. At December 31, 2003, we had a net operating loss carryforward available of $36,064 from 2002 operations that will not expire until 2023. As of December 31, 2003, we have established a valuation allowance to reduce the carrying value of pre-merger net operating losses and federal income tax credit carryforwards to our best estimate of what is more likely than not to be realized.

Our valuation allowance was $13,001, $10,767 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.     OTHER COMPREHENSIVE INCOME

				Accumulated
	Foreign	Unrealized	Unrealized	other
	currency	gain (loss)	gain (loss)	comprehensive
	items	on swap	on securities	income

Balance at December 31, 2001	$—	$—	$—	$—
2002 Change	102	(259)	8	(149)

Balance at December 31, 2002	102	(259)	8	(149)
2003 Change	553	75	358	986

Balance at December 31, 2003	$655	$(184)	$366	$837

21.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain items included in our consolidated financial statements for each quarter of the years ended December 31, 2003 and 2002. For comparative purposes, all shares used in calculating earnings per share in periods prior to July 31, 2002 reflect the issuance of 4.6 shares of MeriStar stock and the 1:5 reverse stock split in connection with the MeriStar-Interstate merger.

	First	Second	Third	Fourth

2003:
Total revenues	$257,228	$259,637	$267,368	$242,814
Operating income (loss)	(3,423)	1,918	2,044	(3,005)
Net income (loss) available to common stockholders	4,429	(487)	(378)	(8,015)
Basic earnings (loss) per common share	$0.22	$(0.02)	$(0.02)	$(0.33)
Diluted earnings (loss) per common share	$0.21	$(0.02)	$(0.02)	$(0.33)

2002:
Total revenues	$72,788	$84,440	$196,595	$247,347
Operating income (loss)	1,033	(1,467)	(18,954)	(2,802)
Net income (loss) available to common stockholders	(289)	(12,664)	(22,428)	(3,396)
Basic earnings (loss) per common share	$(0.05)	$(2.26)	$(1.12)	$(0.17)
Diluted earnings (loss) per common share	$(0.05)	$(2.26)	$(1.12)	$(0.17)

22.     SUBSEQUENT EVENTS

Executive Real Estate Fund — As of March 2004, we have a new Executive Real Estate fund. The fund will allow certain employees to invest in each real estate acquisition we make, in an amount equal to 5% of our investment for each acquisition. We expect the initial fund to consist of approximately $1,000 of capital contributed by eligible employees. We will contribute 1.5 times the amounts contributed by employees. We expect our contribution to be approximately $1,500. The match vests over 5 years (20% per year). Each of the approximately 70 eligible employees may contribute 8.2% of their base salary into the fund (an amount equal to 4.1% of their base salary out of this year’s bonus and the same amount out of next year’s bonus).

MeriStar Hospitality — As of March 4, 2004, MeriStar Hospitality has disposed of 8 hotels since December 31, 2003. In connection with these disposals, in the first quarter of 2004 we will write off approximately $2,301 in intangible assets associated with these management contracts. These properties accounted for $1,017 and $1,078 of our total management fees for the years ended December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our chief executive officer, chief financial officer, and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)).

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, it was concluded that our disclosure controls and procedures were adequate and effective in ensuring that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report was being prepared.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth under the caption “Election of Directors — Nominees for Election of Directors” and “— Executive Officers Who Are Not Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) and incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item will be set forth under the caption “Election of Directors — Executive Compensation” in the Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth under the caption “Election of Directors — Beneficial Ownership of Common Stock” in the Proxy Statement and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth under the caption “Election of Directors — Certain Relationships and Related Transactions” in the Proxy Statement and incorporated herein by reference.

ITEM 14.     PRINCIPLE ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under the caption “Principal Accounting Fees and Services” in the Proxy Statement and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Index to Financial Statements and Financial Statement Schedules

           1.     Financial Statements

The Financial Statements included in this Annual Report on Form 10-K are provided under Item 8.

           2. Reports on Form 8-K

Current report under items 5 and 7 of Form 8-K dated and filed October 23, 2003 announcing the promotion of Steven D. Jorns to chief executive officer of Interstate Hotels & Resorts, Inc.

      (b) Financial Statement Schedules

N/ A

      (c) Exhibits

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).
4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Copmpany, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
9.1	Board Composition Agreement, dated as of July 31, 2002, among the Company and certain stockholders of the Company specified therein (incorporated by reference to Exhibit 9.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
9.2*	Amendment to Board Composition Agreement, dated as of January 30, 2004, among the Company, and certain stockholders of the Registrant specified therein.
10.1	Amended and Restated Agreement of Limited Partnership of MeriStar H&R Operating Company, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.2	Senior Credit Agreement (“Senior Credit Agreement”), dated as of July 31, 2002, among the Registrant, MeriStar H & R Operating Company, L.P., Societe Generale, SG Cowen Securities Corporation, Salomon Smith Barney Inc., Lehman Brothers, Inc., Credit Lyonnais New York Branch and various other lenders (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.2.1	First Amendment to the Senior Credit Agreement, dated as of August 15, 2002, among the Registrant, MeriStar H & R Operating Company, L.P., Societe Generale, SG Cowen Securities Corporation, Salomon Smith Barney Inc., Lehman Brothers, Inc., Credit Lyonnais New York Branch and various other lenders (incorporated by reference to Exhibit 10.18.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002).
10.2.2	Second Amendment to the Senior Secured Credit Agreement dated January 10, 2003 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003).
10.2.3	Third Amendment to the Senior Secured Credit Agreement dated as of July 31, 2003. (incorporated by reference to Exhibit 10.2.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2003).
10.2.4	Fourth Amendment to the Senior Secured Credit Agreement dated as of October 22, 2003. (incorporated by reference to Exhibit 10.2.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2003).
10.3	Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotel Lessee, Inc., the Company (formerly MeriStar Hotels & Resorts, Inc.) and MeriStar H&R Operating Company L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).

10.3.1	Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000).
10.3.2	Second Amendment to the Intercompany Agreement dated April 1, 2003 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 12, 2003).
10.6	Subordinated Unsecured Term Loan, dated as of January 10, 2003, made by Lehman Commercial Paper, Inc., as Administrative Agent, to MeriStar H&R Operating Company, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003).
10.6.1	First Amendment to Subordinated Unsecured Term Loan Agreement, dated as of July 31, 2003. (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2003).
10.6.2	Second Amendment to Subordinated Unsecured Term Loan Agreement, dated as of October 22, 2003. (incorporated by reference to Exhibit 10.6.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2003).
10.7	Agreement of Limited Partnership of MIP Lessee, L.P. (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
10.8	Amended and Restated Employee Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.9	The Non-Employee Directors’ Incentive Plan of the Company, formerly MeriStar Hotels & Resorts, Inc incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.9.1	Amendment to the Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.9.2	Second Amendment to the Registrant’s Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.10	The Employee Stock Purchase Plan of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.10.1	Amendments to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.11	Registration Rights Agreement, dated as of July 31, 2002, among the Registrant and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.12	Employment Agreement, dated as of November 1, 2001, between the Company (formerly MeriStar Hotels & Resorts, Inc.), MeriStar Management Company, LLC and Paul W. Whetsell (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three and nine months ended September 30, 2000).
10.12.1	Amendment to Paul W. Whetsell’s Employment Agreement dated as of July 31, 2002 (incorporated by reference to Exhibit 10.12.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003).
10.12.2	Amendment to Paul W. Whetsell’s Employment Agreement dated as of December 13, 2002 (incorporated by reference to Exhibit 10.12.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003).

10.13	Employment Agreement, dated as of August 3, 1998, between the Company (formerly MeriStar Hotels & Resorts, Inc.) and Steven D. Jorns (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.13.1	Amendment to Steven D. Jorns Employment Agreement dated as of October 10, 1998 (incorporated by reference to Exhibit 10.13.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003).
10.14	Employment Agreement, dated as of November 1, 2001, between the Company (formerly MeriStar Hotels & Resorts, Inc.), MeriStar Management Company, LLC and Robert Morse (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
10.15	Interstate Hotels & Resorts, Inc. Supplemental Deferred Compensation Plan. (inc. to s-8).
10.16	Interstate Hotels & Resorts, Inc. Executive Fund Plan. (inc. to s-8).
10.17	Registration Rights Agreement, dated March 31, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
21*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
23.2*	Consent of PriceWaterhouseCoopers LLP.
24	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.
32.2*	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.

* Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Interstate Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

By:	/s/ STEVEN D. JORNS

Steven D. Jorns
Chief Executive Officer

Dated: March 9, 2004

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven D. Jorns and Christopher L. Bennett, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN D. JORNS Steven D. Jorns	Chief Executive Officer (Principal Executive Officer)	March 9, 2004

/s/ PAUL W. WHETSELL Paul W. Whetsell	Chairman of the Board	March 9, 2004

/s/ J. WILLIAM RICHARDSON J. William Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2004

/s/ LESLIE R. DOGGETT Leslie R. Doggett	Director	March 9, 2004

Joseph J. Flannery	Director	March , 2004

Raymond C. Mikulich	Director	March , 2004

/s/ JOHN J. RUSSELL, JR. John J. Russell, Jr.	Director	March 9, 2004

James B. McCurry	Director	March , 2004

/s/ SHERWOOD M. WEISER Sherwood M. Weiser	Director	March 9, 2004

/s/ THOMAS F. HEWITT Thomas F. Hewitt	Director	March 9, 2004

Mahmood J. Khimji	Director	March , 2004

Karim J. Alibhai	Director	March , 2004