Form 10-K/A
period 2003-12-31
INTERSTATE HOTELS & RESORTS INC
filed 2004-03-31
CIK 1059341

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

The aggregate market value of common stock held by non-affiliates of the registrant was $53,516,559, (based on the closing sale price of $4.70 on June 30, 2003 as reported by the New York Stock Exchange Composite Tape). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that such person is an “affiliate” of the registrant. The number of shares of Common Stock outstanding at March 18, 2004 was 30,102,187.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2003 in order to file the consolidated financial statements of certain of its 50% or less owned equity investees, as required by Rule 3-09 of Regulation S-X. These consolidated financial statements are attached as Exhibits 99.1 through 99.5 to this Form 10-K/A.

ITEM 8. TOTAL FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Exhibits 99.1 through 99.5 are hereby incorporated by reference into this Item 8.

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

      (b) Financial Statement Schedules

                       N/ A

      (c) Exhibits

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).
4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Copmpany, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
9.1	Board Composition Agreement, dated as of July 31, 2002, among the Company and certain stockholders of the Company specified therein (incorporated by reference to Exhibit 9.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
9.2**	Amendment to Board Composition Agreement, dated as of January 30, 2004, among the Company, and certain stockholders of the Registrant specified therein.
10.1	Amended and Restated Agreement of Limited Partnership of MeriStar H&R Operating Company, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.2	Senior Credit Agreement (“Senior Credit Agreement”), dated as of July 31, 2002, among the Registrant, MeriStar H & R Operating Company, L.P., Societe Generale, SG Cowen Securities Corporation, Salomon Smith Barney Inc., Lehman Brothers, Inc., Credit Lyonnais New York Branch and various other lenders (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.2.1	First Amendment to the Senior Credit Agreement, dated as of August 15, 2002, among the Registrant, MeriStar H & R Operating Company, L.P., Societe Generale, SG Cowen Securities Corporation, Salomon Smith Barney Inc., Lehman Brothers, Inc., Credit Lyonnais New York Branch and various other lenders (incorporated by reference to Exhibit 10.18.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002).
10.2.2	Second Amendment to the Senior Secured Credit Agreement dated January 10, 2003 (incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003).
10.2.3	Third Amendment to the Senior Secured Credit Agreement dated as of July 31, 2003. (incorporated by reference to Exhibit 10.2.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2003).
10.2.4	Fourth Amendment to the Senior Secured Credit Agreement dated as of October 22, 2003. (incorporated by reference to Exhibit 10.2.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2003).
10.3	Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotel Lessee, Inc., the Company (formerly MeriStar Hotels & Resorts, Inc.) and MeriStar H&R Operating Company L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).

10.3.1	Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000).
10.3.2	Second Amendment to the Intercompany Agreement dated April 1, 2003 (incorporated by reference to Exhibit 10.3.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 12, 2003).
10.6	Subordinated Unsecured Term Loan, dated as of January 10, 2003, made by Lehman Commercial Paper, Inc., as Administrative Agent, to MeriStar H&R Operating Company, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003).
10.6.1	First Amendment to Subordinated Unsecured Term Loan Agreement, dated as of July 31, 2003. (incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2003).
10.6.2	Second Amendment to Subordinated Unsecured Term Loan Agreement, dated as of October 22, 2003. (incorporated by reference to Exhibit 10.6.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2003).
10.7	Agreement of Limited Partnership of MIP Lessee, L.P. (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
10.8	Amended and Restated Employee Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.9	The Non-Employee Directors’ Incentive Plan of the Company, formerly MeriStar Hotels & Resorts, Inc incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.9.1	Amendment to the Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.9.2	Second Amendment to the Registrant’s Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.10	The Employee Stock Purchase Plan of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.10.1	Amendments to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.11	Registration Rights Agreement, dated as of July 31, 2002, among the Registrant and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.12	Employment Agreement, dated as of November 1, 2001, between the Company (formerly MeriStar Hotels & Resorts, Inc.), MeriStar Management Company, LLC and Paul W. Whetsell (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three and nine months ended September 30, 2000).
10.12.1	Amendment to Paul W. Whetsell’s Employment Agreement dated as of July 31, 2002 (incorporated by reference to Exhibit 10.12.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003).
10.12.2	Amendment to Paul W. Whetsell’s Employment Agreement dated as of December 13, 2002 (incorporated by reference to Exhibit 10.12.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003).

10.13	Employment Agreement, dated as of August 3, 1998, between the Company (formerly MeriStar Hotels & Resorts, Inc.) and Steven D. Jorns (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.13.1	Amendment to Steven D. Jorns Employment Agreement dated as of October 10, 1998 (incorporated by reference to Exhibit 10.13.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2003).
10.14	Employment Agreement, dated as of November 1, 2001, between the Company (formerly MeriStar Hotels & Resorts, Inc.), MeriStar Management Company, LLC and Robert Morse (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
10.15	Interstate Hotels & Resorts, Inc. Supplemental Deferred Compensation Plan. (inc. to s-8).
10.16	Interstate Hotels & Resorts, Inc. Executive Fund Plan. (inc. to s-8).
10.17	Registration Rights Agreement, dated March 31, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
21**	Subsidiaries of the Company.
23.1**	Consent of KPMG LLP.
23.2**	Consent of PriceWaterhouseCoopers LLP.
23.3*	Consent of Ernst & Young LLP.
23.4*	Consent of Independent Certified Public Accountants.
23.5*	Consent of KPMG LLP
24	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.
32.2*	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.
99.1*	Consolidated Financial Statements of CNL IHC Partners, L.P. and Subsidiaries
99.2*	Financial Statements of S.D. Bridgeworks LLC
99.3*	Consolidated Financial Statements of MIP Lessee, L.P.
99.4*	Consolidated Financial Statements of FCH/IHC Leasing L.P.
99.5*	Consolidated Financial Statements of FCH/IHC Hotels, L.P.

* Filed herewith

** Previously filed

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Interstate Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

By:	/s/ STEVEN D. JORNS

Steven D. Jorns
Chief Executive Officer

Dated: March 31, 2004

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

Signature	Title	Date

* Steven D. Jorns	Chief Executive Officer (Principal Executive Officer)	March 31, 2004

* Paul W. Whetsell	Chairman of the Board	March 31, 2004

* J. William Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2004

* Leslie R. Doggett	Director	March 31, 2004

Joseph J. Flannery	Director	March , 2004

Raymond C. Mikulich	Director	March , 2004

* John J. Russell, Jr.	Director	March 31, 2004

James B. McCurry	Director	March , 2004

* Sherwood M. Weiser	Director	March 31, 2004

* Thomas F. Hewitt	Director	March 31, 2004

Mahmood J. Khimji	Director	March , 2004

Karim J. Alibhai	Director	March , 2004

*By: /s/ Christopher L. Bennett Christopher L. Bennett Attorney-in-fact