Form 10-Q
period 2004-03-31
INTERSTATE HOTELS & RESORTS INC
filed 2004-05-10
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-14331

Interstate Hotels & Resorts, Inc.

Delaware	52-2101815
(State of Incorporation)	(IRS Employer Identification No.)

4501 North Fairfax Drive Arlington, VA	22203 (Zip Code)
(Address of Principal Executive Offices)

www.ihrco.com

This Form 10-Q can be accessed at no charge through above website.

(703) 387-3100

(Registrant’s Telephone Number, Including Area Code)

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

      The number of shares of Common Stock, par value $0.01 per share, outstanding at May 10, 2004 was 30,575,588.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:     Financial Statements

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2004	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,346	$7,450
Restricted cash	1,855	3,250
Accounts receivable, net of allowance for doubtful accounts of $3,116 at March 31, 2004 and $3,529 at December 31, 2003	19,562	25,531
Due from related parties	16,823	14,649
Prepaid expenses and other current assets	8,131	9,342

Total current assets	51,717	60,222
Marketable securities	2,849	2,556
Property and equipment, net	26,037	27,056
Notes receivable	5,941	6,044
Officers and employees notes receivable	90	86
Investments and advances to affiliates	14,484	15,825
Deferred income taxes	21,106	18,673
Goodwill	92,123	92,123
Intangible assets, net	50,453	55,338

Total assets	$264,800	$277,923

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$51,684	$66,080
Accounts payable — related parties	874	866
Current portion of long-term debt	1,625	1,625

Total current liabilities	54,183	68,571
Deferred compensation	2,849	2,556
Long-term debt	88,790	84,696

Total liabilities	145,822	155,823
Minority interests	2,144	3,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized	—	—
Common stock, $.01 par value; 50,000 shares authorized; 30,129 and 29,951 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	302	300
Treasury stock	(69)	(69)
Paid-in capital	185,798	183,849
Accumulated other comprehensive income, net of tax	752	837
Accumulated deficit	(69,949)	(66,205)

Total stockholders’ equity	116,834	118,712

Total liabilities, minority interests and stockholders’ equity	$264,800	$277,923

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three months ended
	March 31,

	2004	2003

Revenue:
Lodging revenue	$723	$836
Management fees	5,713	6,886
Management fees-related parties	7,965	7,482
Corporate housing	25,590	25,819
Other revenue	3,252	3,881

	43,243	44,904
Other revenue from managed properties	194,150	212,497

Total revenue	237,393	257,401
Operating expenses by department:
Lodging expenses	464	620
Corporate housing	21,635	22,122
Undistributed operating expenses:
Administrative and general	17,815	19,038
Depreciation and amortization	2,424	4,682
Merger and integration costs	—	1,865
Restructuring charges	127	—
Intangible asset write-offs and other impairments	4,493	—

	46,958	48,327
Other expenses from managed properties	194,150	212,497

Total operating expenses	241,108	260,824

Net operating loss	(3,715)	(3,423)
Interest income	(280)	(213)
Interest expense	2,027	2,522
Equity in losses of affiliates	776	348
Gain on refinancing term loan from related party	—	(13,629)

Income (loss) before minority interest and income taxes	(6,238)	7,549
Income tax expense (benefit)	(2,448)	2,952
Minority interest expense (benefit)	(46)	168

Net income (loss)	$(3,744)	$4,429

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(85)	42
Unrealized gain on investments and other	—	15

Comprehensive income (loss)	$(3,829)	$4,486

Weighted average number of:
Basic shares outstanding	30,070	20,577
Diluted shares outstanding	30,070	20,846
Net income (loss) per basic share	$(0.12)	$0.22

Net income (loss) per diluted share	$(0.12)	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$(3,744)	$4,429
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,424	4,682
Intangible asset write-offs and other impairments	4,493
Gain on refinancing	—	(13,629)
Equity in loss of affiliates	776	348
Minority interest	(46)	168
Deferred income taxes	(2,433)	2,984
Other	481	422
Changes in assets and liabilities:
Accounts receivable, net	5,991	(6,349)
Due from related parties	(2,174)	(1,186)
Prepaid expenses and other current assets	1,211	(498)
Accounts payable and accrued expenses	(14,033)	7,867

Net cash used in operating activities	(7,054)	(762)

Cash flows from investing activities:
Change in restricted cash	1,395	(653)
Purchases of property and equipment, net	(662)	(834)
Purchases of intangible assets	(162)	(265)
Net cash (invested in) received for equity investments in hotel real estate	(563)	6
Change in officers and employees notes receivable, net	(4)	(47)
Change in notes receivable, net	42	103

Net cash provided by (used in) investing activities	46	(1,690)

Cash flows from financing activities:
Borrowings of long-term debt	20,000	68,000
Repayments of long-term debt	(15,906)	(55,458)
Proceeds from issuance of common stock	561	63
Financing fees paid	—	(1,690)
Common stock repurchased	—	(23)

Net cash provided by financing activities	4,655	10,892

Effect of exchange rate on cash	249	5

Net increase (decrease) in cash and cash equivalents	(2,104)	8,445
Cash and cash equivalents at beginning of period	7,450	7,054

Cash and cash equivalents at end of period	$5,346	$15,499

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

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

      In accordance with accounting principles generally accepted in the United States of America, we treated the merger as a purchase for financial reporting purposes, and Interstate was considered the acquiring enterprise. Interstate established a new accounting basis for MeriStar’s assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. We accounted for the merger as a reverse acquisition, with Interstate as the accounting acquiror and MeriStar as the surviving company for legal purposes.

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

      As of March 31, 2004, we managed 278 properties, with 62,049 rooms in 40 states, the District of Columbia, Canada, Russia and Portugal. As of March 31, 2004, we had 2,964 apartments under lease or management through our BridgeStreet corporate housing division in the United States, Canada, France and the United Kingdom.

      We have two operating divisions, hotel management and corporate housing, both of which are reportable operating segments. Each division is managed separately because of its distinct products and services.

      Our subsidiary operating partnership indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. We, one of our directors, our chief accounting officer and certain independent third parties are limited partners of the partnership. The interests of those third parties are reflected in minority interests on our balance sheet. The partnership agreements give the general partners full control over the business and affairs of the partnerships.

      We manage all of the properties owned by MeriStar Hospitality, a real estate investment trust, or REIT. As of March 31, 2004, MeriStar Hospitality owned 82 properties, eight of which MeriStar Hospitality has stated it intends to dispose of. Our relationship with MeriStar Hospitality is governed in part by an intercompany agreement. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate investment opportunities and it also provides us with a right of first refusal with respect to management of some of MeriStar Hospitality’s hotel investment opportunities, excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand. Historically, we have had close operating, management and governance relationships with MeriStar Hospitality. We manage all of MeriStar Hospitality’s hotel properties under long-term management contracts and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have, in the past, shared several key management personnel and board members with MeriStar Hospitality. Due to the merger between MeriStar and Interstate and our resulting increased scale, we and MeriStar Hospitality have split the management teams of the two companies, although Paul W. Whetsell continues as the Chairman of both companies and is the Chief Executive Officer of MeriStar Hospitality. In addition, our board and MeriStar Hospitality’s board have each formed special committees to explore further changes to the relationship between the two companies, including possible changes to or termination of the intercompany agreement and certain changes to the management contracts.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

      We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

      In our opinion, the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to provide alternative methods of transition for a voluntary change to the expense recognition provisions of the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, we have elected to adopt the fair-value method of accounting for stock options under SFAS No. 148, using the prospective method. We have recorded in our statement of operations the expense related to stock options issued after January 1, 2003, which amounted to approximately $69 and $0 for the three months ended March 31, 2004 and 2003, respectively.

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

      Pro forma information regarding net income and earnings per share has been determined as if we had accounted for all of our employee stock options using the fair value method. Had compensation cost for stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options been determined based on the fair value at the grant date for all awards under our plans, our net income (loss) and per share amounts would have been the pro forma amounts indicated as follows:

	Three months ended
	March 31,

	2004	2003

Net income (loss), as reported	$(3,744)	$4,429
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	41	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(66)	(88)

Net income (loss), pro forma	$(3,769)	$4,341

Earnings per share:
Basic, as reported	$(0.12)	$0.22
Basic, pro forma	$(0.13)	$0.21
Diluted, as reported	$(0.12)	$0.21
Diluted, pro forma	$(0.13)	$0.21

      The effects of applying Statement of Financial Accounting Standards No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future years.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, (“FIN 46”). FIN 46 explains how to identify a variable interest entity (“VIE”) and how an enterprise assesses its interests in a VIE to decide whether to consolidate the entity. This Interpretation requires existing unconsolidated VIE’s to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.

      In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIE’s created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, VIE’s created after January 1, 2004 must be accounted for under FIN 46R. FIN 46R is effective beginning in the first quarter of 2004. We have evaluated our equity method investees and concluded that these entities do not meet the definition of a VIE.

      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments issued or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, implementation of certain of the provisions has been delayed indefinitely. This statement did not have a significant impact our financial position or results of operations.

3.     EARNINGS PER SHARE

      We calculate our basic earnings per common share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of common stock for all potentially dilutive stock equivalents outstanding. In periods in which there is a loss, diluted shares outstanding will equal basic shares outstanding to avoid anti-dilution.

      Basic and diluted earnings per common share for the three months ended March 31 are as follows:

	2004	2003

Net income (loss)	$(3,744)	$4,429
Weighted average number of common shares outstanding (in thousands)	30,070	20,577
Basic earnings per share	$(0.12)	$0.22

Weighted average number of diluted shares outstanding (in thousands)	30,070	20,846
Diluted earnings per share	$(0.12)	$0.21

      The number of potentially dilutive securities not included in the above 2004 share count (in thousands) was 560 at March 31, 2004. This amount includes options and all operating partnership units.

4.     INVESTMENTS AND ADVANCES TO AFFILIATES

      Our investments and advances to our joint ventures consist of the following:

	March 31,	December 31,
	2004	2003

MIP Lessee, L.P.	$4,427	$5,681
S.D. Bridgeworks, LLC	3,497	3,389
CNL/ IHC Partners, L.P.	2,388	2,382
Interconn Ponte Vedra Company, L.L.C.	1,673	1,210
Other	2,499	3,163

Total	$14,484	$15,825

      We also own 100% of the Pittsburgh Airport Residence Inn by Marriott. This investment is consolidated in our financial statements.

      In the first quarter of 2004, it was determined that our investment in MIP Lessee, L.P. was impaired based on purchase offers we received on two hotels included in the joint venture. Accordingly, we recorded an impairment charge of $563 to reduce the carrying amount of the investment to its estimated fair value. This amount is included in intangible asset write-offs and other impairments in our statement of operations.

      In addition, during the first quarter of 2004, we wrote-off our remaining investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center. The hotel has been underperforming and in the first quarter of 2004 the joint venture was notified that it had defaulted on its bank loan. We do not expect to recover our investment in this joint venture, therefore we wrote-off the remaining carrying value of $538. This amount is included in intangible asset write-offs and other impairments in our statement of operations. In addition, this joint venture is deemed to be with a related party, as one of our directors holds a 22.46% ownership interest in this hotel.

      Our review of our other investments and advances to affiliates did not indicate that any other investments or advances were impaired. The recoverability of the carrying values of our investments and advances is, however, dependent upon operating results of the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of these long-lived assets.

      We are not responsible for, and do not guarantee the debt or other obligations of any of these investees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Presented below is the combined summarized financial information of the following investments: MIP Lessee, L.P., FCH/ IHC Hotels, L.P., FCH/ IHC Leasing, L.P., CNL/ IHC Partners, L.P., and S.D. Bridgeworks, LLC, for the three months ended March 31, 2004. Summarized profit and loss information for these investments is required by Regulation S-X to be disclosed in interim periods, as they have met certain financial tests in relation to our consolidated financial position and results of operations. The summarized information is as follows:

Revenue	$35,149
Operating expenses	$28,882
Net loss	$(5,482)
Our share of the above losses	$(616)

      Our joint venture partner in FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P. is FelCor Lodging Trust, Inc. (“FelCor”). FelCor consolidates these two joint ventures. During the fourth quarter of 2003, we recorded an impairment charge of $4,476 to reduce our carrying value in these joint ventures to zero.

5.     INTANGIBLE ASSETS

      Intangible assets consist of the following:

	March 31,	December 31,
	2004	2003

Management contracts	$52,489	$56,913
Franchise fees	1,945	1,945
Deferred financing fees	2,378	2,378
Other	146	946

Total cost	56,958	62,182
Less accumulated amortization	(6,505)	(6,844)

Intangible assets, net	$50,453	$55,338

      We amortize the value of our intangible assets over their estimated useful lives, which generally equal the terms of the corresponding management, franchise, or financing agreement.

      We incurred aggregate amortization expense of $966 and $3,375 on these assets for the three months ended March 31, 2004 and 2003, respectively; with the decrease attributable to a large group of management contracts that were fully amortized in the second quarter of 2003. Amortization of deferred financing fees is included in interest expense.

      During the first quarter of 2004, in connection with its asset disposition plan, our largest client, MeriStar Hospitality, sold 11 hotels that we managed. We wrote-off $3,296 of unamortized management contract costs associated with these disposed hotels. This amount is included in intangible asset write-offs and other impairments in our statement of operations.

      Our estimated amortization expense for the next five years is expected to be as follows:

Year ending December 31, 2004	$3,644
Year ending December 31, 2005	3,428
Year ending December 31, 2006	3,158
Year ending December 31, 2007	2,563
Year ending December 31, 2008	2,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     LONG-TERM DEBT

      Our long-term debt consists of the following:

	March 31,	December 31,
	2004	2003

Senior credit agreement	$46,692	$42,598
Non-recourse promissory note	3,723	3,723
Subordinated term loan	40,000	40,000

	90,415	86,321
Less current portion	(1,625)	(1,625)

Total long-term debt	$88,790	$84,696

      Senior credit agreement — Effective July 31, 2002, in connection with the closing of the MeriStar-Interstate merger, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement initially consisted of a $65,000 term loan and a $48,000 revolving credit facility. The term loan is payable in quarterly installments of $406 that began January 1, 2003, with the balance due on July 31, 2005. During the fourth quarter of 2003, using the proceeds from a public equity offering, we repaid $45,276 of the term loan. The revolving credit facility is due on July 28, 2005 (with a one-year renewal at our option). The interest rate on the senior credit agreement will be LIBOR plus 3.00% to 4.50%, depending upon the results of certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At March 31, 2004, we were in compliance with these covenants. The senior credit agreement also includes pledges of collateral, including the following:

•	Ownership interests of all existing subsidiaries and unconsolidated entities as well as any future material subsidiary or unconsolidated entity;

•	Owned hospitality properties; and

•	Other collateral that is not previously prohibited from being pledged by any of our existing contracts/agreements.

      At March 31, 2004, borrowings under the senior credit agreement bore interest at a rate of 5.01% per annum, which is the 30-day LIBOR plus 3.00%. We are currently in the process of negotiating the refinancing of this facility, which we expect to complete during the second quarter of 2004.

      We incurred $608 and $1,096 of interest expense on the senior credit agreement for the three months ended March 31, 2004 and 2003, respectively; the decrease in interest expense resulting from our prepayment of $45,276 of our term loan with proceeds from our November public equity offering.

      Non-recourse promissory note — In March 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated (“FelCor”) to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the three months ended March 31, 2004 and 2003, we incurred $112 and $125 of interest expense on the promissory note, respectively.

      In June 2003, we made unscheduled principal payments totaling $447 on the note. As of March 31, 2004 the remaining balance on the promissory note is $3,723. In connection with one of the payments, our ownership interest in the partnership was reduced from 50% to 49.5% as FelCor made an additional contribution to the partnership at that time. We have suspended further principal and interest payments on this non-recourse promissory note, and accordingly, are in non-compliance with the terms of the note. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expect that we will ultimately transfer ownership of our equity interests in these joint ventures to FelCor in return for the extinguishment of the debt.

      Subordinated term loan — In January 2003, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under the senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At March 31, 2004, we were in compliance with these covenants. At March 31, 2004, borrowings under the subordinated term loan bore interest at a rate of 9.63% per annum. We incurred $973 and $890 of interest expense on the subordinated term loan for the three months ended March 31, 2004 and 2003, respectively.

      Fair Value — Our outstanding long-term debt is based on LIBOR rates. We have determined that the fair value of our outstanding borrowings on our senior credit facility and subordinated term loan approximated their carrying values at March 31, 2004. The fair value of our swap agreement was a liability of approximately $241 at March 31, 2004. We believe that our non-recourse promissory note would have no value to a third party. We intend to exchange the promissory note for our equity interests in the related joint ventures, as discussed above. In addition, the carrying values of these investments have been previously written down to zero.

7.     SEGMENT INFORMATION

      We are organized into two operating divisions: hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinct products and services. We evaluate the performance of each division based on earnings before interest, taxes, depreciation and amortization, equity in earnings (losses) of affiliates, and in 2003, a gain on refinancing (“Adjusted EBITDA”).

      The other items in the tables below represent operating segment activity and assets for the non-reportable segments. Adjusted EBITDA from other activities includes merger and integration costs, restructuring charges and intangible asset write-offs and other impairments. Other assets include deferred tax assets and net deferred financing costs.

      We use Adjusted EBITDA to evaluate the performance of our segments. The tables below reconcile Adjusted EBITDA to net income (loss) for each of the periods presented.

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended March 31, 2004
Net income (loss)	$315	$(1,287)	$(2,772)	$(3,744)
Adjustments:
Depreciation and amortization	2,031	393	—	2,424
Interest expense, net	1,311	436	—	1,747
Equity in losses of affiliates	776	—	—	776
Minority interest expense (benefit)	4	(16)	(34)	(46)
Income tax expense (benefit)	207	(841)	(1,814)	(2,448)

Adjusted EBITDA	$4,644	$(1,315)	$(4,620)	$(1,291)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended March 31, 2003
Net income (loss)	$(827)	$(1,646)	$6,902	$4,429
Adjustments:
Depreciation and amortization	4,345	337	—	4,682
Interest expense, net	1,732	577	—	2,309
Equity in losses of affiliates	348	—	—	348
Gain on refinancing term loan from related party	—	—	(13,629)	(13,629)
Minority interest expense (benefit)	(32)	(62)	262	168
Income tax expense (benefit)	(551)	(1,097)	4,600	2,952

Adjusted EBITDA	$5,015	$(1,891)	$(1,865)	$1,259

Three months ended March 31, 2004
Revenue	$211,803	$25,590	$—	$237,393
Adjusted EBITDA	$4,644	$(1,315)	$(4,620)	$(1,291)
Total assets	$221,137	$20,433	$23,230	$264,800
Three months ended March 31, 2003
Revenue	$231,582	$25,819	$—	$257,401
Adjusted EBITDA	$5,015	$(1,891)	$(1,865)	$1,259
Total assets	$254,659	$16,190	$19,654	$290,503

      Revenues from foreign operations were as follows for the three months ended March 31:

	2004	2003

Canada	$1,552	$2,178
United Kingdom	5,764	6,036
France	373	331
Russia	375	375

8.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended
	March 31,

	2004	2003

Cash paid for interest and income taxes:
Interest	$1,820	$1,872
Income taxes	$593	$262

9.     RESTRUCTURING EXPENSES

      We have recorded $127 in restructuring expenses for the three months ended March 31, 2004. This amount relates to severance costs for former personnel relating to the restructuring of our corporate housing division. At December 31, 2003, we had an accrual of $5,388 for restructuring costs relating to the MeriStar-Interstate merger. At March 31, 2004, the balance in that accrual is approximately $3,521.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     RELATED PARTIES

      Related parties, as defined in SFAS 57 “Related Party Disclosures”, include MeriStar Hospitality, the hotels included in our real estate joint ventures, and a small number of hotels which are affiliated with certain of our directors. Total management fees from related parties amounted to $7,965, and $7,482 for the three months ended March 31, 2004 and 2003, respectively. In addition, accounts payable-related party includes Wyndham International Inc. (“Wyndham”), which holds a 1.6627% non-controlling economic interest in one of our operating subsidiaries.

11.     SUBSEQUENT EVENTS

      Operating Partnership Units — As of March 31, 2004, we had 247,122 Class A units and 78,431 preferred units outstanding in our subsidiary operating partnership, Interstate Operating Company, L.P. This partnership indirectly holds substantially all of our assets. The preferred units were held by an affiliate of Mahmood J. Khimji, one of our directors. On May 3, 2004, we redeemed all 78,431 preferred units for cash consideration, totaling $1,310, at a redemption price of $16.70 per unit, which was paid to Mr. Khimji’s affiliates. The preferred units were included in minority interests on our balance sheet at March 31, 2004.

      Severance Agreement — Effective April 1, 2004, we and our chairman, Paul W. Whetsell entered into an agreement to terminate his employment as an executive officer, as he ceased acting as chief executive officer in October 2003 when Mr. Jorns assumed the role. Mr. Whetsell continues to serve as a non-executive chairman of the board of directors. Pursuant to this agreement, Mr. Whetsell shall be granted $1,563, consisting of 250,000 shares of restricted stock at a price of $5.81 per share, and cash consideration of $110. We will reimburse Mr. Whetsell for federal and state taxes on this entire severance payment. The restricted stock vests over three years and is contingent on Mr. Whetsell continuing as chairman of our board of directors.

      Sale of BridgeStreet Toronto — In May of 2004, we entered into a contract for the sale of BridgeStreet Canada, Inc., our corporate housing operation in Toronto. The sale is dependent upon certain contingencies in the contract, and therefore it is not certain that the sale will be completed. The Toronto market has been underperforming, primarily due to its long-term lease commitments that do not allow us to adjust our inventory as easily as we can in other markets. In exchange for the Toronto operations, we may be entitled to minor earn-out amounts through 2007, directly related to the performance of the Toronto operations, pursuant to the contract.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

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

      As of March 31, 2004, we managed 278 properties, with 62,049 rooms in 40 states, the District of Columbia, Canada, Russia and Portugal. As of March 31, 2004, we had 2,964 apartments under lease or management through our BridgeStreet corporate housing division in the United States, Canada, France and the United Kingdom.

      We have two operating divisions, hotel management and corporate housing, both of which are reportable operating segments. Each division is managed separately because of its distinct products and services.

      Our subsidiary operating partnership indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. We, one of our directors, our chief accounting officer and certain independent third parties are limited partners of the partnership. The interests of those third parties are reflected in minority interests on our balance sheet. The partnership agreements give the general partners full control over the business and affairs of the partnership.

      We manage all of the properties owned by MeriStar Hospitality, a real estate investment trust, or REIT. As of March 31, 2004, MeriStar Hospitality owned 82 properties, eight of which MeriStar Hospitality has stated it intends to dispose of. Our relationship with MeriStar Hospitality is governed in part by an intercompany agreement. That agreement provides each of us the right to participate in certain transactions entered into by the other company. The intercompany agreement provides MeriStar Hospitality with the right of first refusal with respect to some of our hotel real estate investment opportunities and it also provides us with a right of first refusal with respect to management of some of MeriStar Hospitality’s hotel investment opportunities, excluding hotels that MeriStar Hospitality elects to have managed by a hotel brand. Historically, we have had close operating, management and governance relationships with MeriStar Hospitality. We manage all of MeriStar Hospitality’s hotel properties under long-term management contracts and have, in the past, shared several key management personnel and board members with MeriStar Hospitality.

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

      Revenue — Our revenue consists of:

•	management fee revenue, which consists of management fees earned under our management agreements and includes termination fees as they are earned;

•	corporate housing revenue, which consists of revenues from our BridgeStreet corporate housing division;

•	lodging revenue, which consists of rooms, food and beverage and other department revenues from our owned hotel; and

•	other revenue, which consists of insurance revenue from Northridge Insurance Company, purchasing revenue, accounting fees, technical services revenues, information technology support fees, renovation fees, and other fees.

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

      Operating Expenses — Our operating expenses consist of operating expenses by department and undistributed operating expenses. Operating expenses by department include expenses associated with our corporate housing division and our lodging operations. The corporate housing expenses include apartment rent, furniture, utilities and housekeeping, and lodging expenses include costs associated with rooms, food and beverage and other department expenses and property operating costs related to our owned hotel.

      Undistributed operating expenses include the following items:

•	administrative and general expenses, which are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	depreciation and amortization; and

•	other costs, such as merger and integration costs, intangible asset write-offs and other impairments, restructuring charges and other costs that are not allocable to hotel management or corporate housing.

Recent events

      Termination of Management Agreements — In connection with the merger of MeriStar and Interstate in 2002, we assigned estimated fair values to each of the management agreements considered purchased by Interstate, the accounting acquiror in the merger. These assigned fair values are included as intangible assets on our balance sheet. We are amortizing these intangible assets over the terms of the management agreements. If one of these management agreements is terminated prior to its full term, for example, due to the sale of a hotel or an owner choosing to exercise a termination clause, we will record a loss on the write-off of the related unamortized intangible asset value.

      The hotel operating environment has caused some owners of our managed hotels to sell hotels. When a hotel is sold, we are usually replaced as the hotel’s manager. During the first quarter of 2004, MeriStar Hospitality sold 11 hotels that we had managed. As of March 31, 2004, MeriStar Hospitality had also announced plans to sell an additional eight hotels as part of its asset disposition plan, all of which we currently manage. We wrote-off $3,296 of unamortized management contract costs associated with the 11 disposed hotels. This amount is included in intangible asset write-offs and other impairments in our statement of operations. We expect to write off an additional estimated $2,730 with respect to the eight hotels that MeriStar Hospitality intended to sell as of March 31, 2004. Those eight hotels, together with the 11 hotels sold in the first quarter of 2004, accounted for $3,821, or 5.9% of our revenues for the year ended December 31, 2003. Other owners may also dispose of assets.

      Generally, if we are terminated as manager upon the sale of one of MeriStar Hospitality’s hotels, we will receive a termination fee equal to the present value of remaining payments as defined in the management agreement. Any termination fee is to be paid in thirty equal monthly installments, without interest, commencing the month following the termination. MeriStar Hospitality will be able to credit against any termination payments the present value of projected fees, as defined in the management agreements, including, without limitation, the present value of any projected fees of any new management agreements executed during the thirty-month period over which payments are made. Net of such offsets, as of March 31, 2004, we would be entitled to receive approximately $11,698 of termination fees relating to hotels sold by MeriStar Hospitality, and approximately $5,365 relating to 8 hotels MeriStar Hospitality intends to sell, assuming no new contracts are executed and used as offsets to the termination fees due us. MeriStar Hospitality has notified us that they are questioning the method of calculating the termination fees. According to their proposed calculation, the amount of termination fees we would be entitled to receive is approximately $5,000 less than the amount due us in accordance with the method that has been used historically, and which we believe is correct.

      Our management agreements with other owners generally provide for limited termination fees if our management agreement is terminated upon the sale of the hotel. We record termination fees as management fee revenue as they are earned. We have recorded $1,087 of termination fees included in our statement of operations for the three months ended March 31, 2004, with no like revenue in the same period of 2003.

      Insurance Matters — As part of our management services to a hotel owner, we generally obtain casualty (workers compensation and liability) insurance coverages for the hotel. In December 2002, one of the carriers we used to obtain casualty insurance coverages was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient close-out of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. Although we are indemnified under our management agreements for such amounts, we would be responsible contractually for claims in historical periods when we leased (in addition to managed) certain hotels. Based on the information currently available, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Related Party Transactions

      Related parties, as defined in SFAS 57 “Related Party Disclosures”, include MeriStar Hospitality, the hotels included in our real estate joint ventures, and a small number of hotels which are affiliated with certain of our directors. Total management fees from related parties amounted to $7,965, and $7,482 for the three months ended March 31, 2004 and 2003, respectively. In addition, accounts payable-related party includes Wyndham International Inc. (“Wyndham”), which holds a 1.6627% non-controlling economic interest in one of our operating subsidiaries.

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

      Impairment of long-lived assets — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which include our intangible assets with determinable useful lives, such as management contracts) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Any impairment losses are recorded as operating expenses.

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

      During first quarter of 2004, we wrote off $3,296 of unamortized management contract costs relating to terminated contracts. We recorded an impairment charge of $1,101 for our equity investments that were deemed impaired.

      Impairment of Goodwill — In accordance with SFAS No. 142, annually, or as circumstances warrant, we perform an analysis to determine whether the goodwill carrying value has been impaired. To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized in an amount equal to that excess. Any impairment losses are recorded as operating expenses. We did not recognize any impairment losses for goodwill in first quarter of 2004 or during 2003.

      Valuation Allowances — We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At March 31, 2004, we have recorded a $13,000 valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.

      The utilization of our net operating loss carryforwards will be limited by the provisions of the Internal Revenue Code. The valuation allowance we recorded included the effect of the limitations on our deferred tax assets arising from net operating loss carryforwards.

      We record an allowance for doubtful accounts receivable based on our judgment in determining the ability and willingness of hotel owners to make required payments. Our judgments in determining customer ability and willingness to pay are based on past experience with hotel owners and our assessment of the current and future operating environments for hotel owners. If a customer’s financial condition deteriorates or a management contract is terminated in the future, this could decrease a hotel owner’s ability or willingness to make payments. If that occurred, we might have to make additional allowances, which could reduce our earnings.

Non-GAAP Financial Measures

      Adjusted EBITDA represents earnings (losses) before interest, income tax expense (benefit), depreciation and amortization, equity in earnings (losses) of affiliates, and in 2003, a gain on refinancing.

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

      The other items in the tables below represent operating segment activity and assets for the non-reportable segments. Adjusted EBITDA from other activities includes merger and integration costs, restructuring charges and intangible asset write-offs and other impairments. The table shown below reconciles Adjusted EBITDA to net income (loss) for the periods presented.

      Adjusted EBITDA should be considered in addition to, not as a substitute for or as being superior to, operating losses, cash flows, or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended March 31, 2004
Net income (loss)	$315	$(1,287)	$(2,772)	$(3,744)
Adjustments:
Depreciation and amortization	2,031	393	—	2,424
Interest expense, net	1,311	436	—	1,747
Equity in losses of affiliates	776	—	—	776
Minority interest expense (benefit)	4	(16)	(34)	(46)
Income tax expense (benefit)	207	(841)	(1,814)	(2,448)

Adjusted EBITDA	$4,644	$(1,315)	$(4,620)	$(1,291)

Three months ended March 31, 2003
Net income (loss)	$(827)	$(1,646)	$6,902	$4,429
Adjustments:
Depreciation and amortization	4,345	337	—	4,682
Interest expense, net	1,732	577	—	2,309
Equity in losses of affiliates	348	—	—	348
Gain on refinancing term loan from related party	—	—	(13,629)	(13,629)
Minority interest expense (benefit)	(32)	(62)	262	168
Income tax expense (benefit)	(551)	(1,097)	4,600	2,952

Adjusted EBITDA	$5,015	$(1,891)	$(1,865)	$1,259

Results of Operations

      Outlook — Through the end of 2003, the sluggish economy, the conflict in Iraq, fear of terrorist acts, health concerns for travelers, and delays and difficulties in travel due to heightened security measures at airports had a major impact on our operating results. Because of the significant slowdown of the economy over the past three years, our managed hotels had generally experienced significant declines in occupancy and average rates charged. Weaker hotel performance had reduced our base and incentive management fees, and also gave rise to additional losses from minority investments we had made in connection with some of the hotels that we manage.

      The three month period ending March 31, 2004 has been the first quarter in the past several years in which our operating statistics demonstrated significant improvement. Revenue per available room (RevPAR) has improved 5.0%, occupancy is up 2.8% and average daily rate (ADR) is up 2.1%, all compared to the same period of the prior year. These improvements are primarily related to the improvement in the U.S. economy. The gross domestic product rose 4.2% in the first quarter of 2004, after a 4.1% rise in the fourth quarter of 2003, demonstrating an improving trend. In addition, when excluding managed hotels that are held for sale by the owner or undergoing extensive renovations, RevPAR has improved 7.2%, occupancy rose 4.6% and ADR increased 2.4%, all compared to the same period of prior year. Improvements such as these have not been seen since before the September 11 tragedy. We are encouraged by these improvements and expect that our operations will improve if these trends continue.

      The economy, the conflict in Iraq and traveler health concerns due to SARS had also negatively impacted the demand for corporate relocations and long-term assignments, two primary drivers of our corporate housing operations. We expect those operations to continue to be impacted until business travel patterns are stabilized.

      These events have had an adverse impact on our financial performance. While the U.S. economy continues to improve, business travel patterns have not yet returned to pre-9/ 11 levels. In response to this current operating environment, our business strategy is as follows:

•	Earn base fees, incentive fees and fees from other services from our existing management contracts, as well as secure additional management contracts on quality properties. We will continue to work with the owners of our managed hotel properties to enhance revenues and control costs in order to improve those properties’ operating results.

•	Increase the number of our investments in hotels, resorts and conference centers, through the creation of joint ventures and/or real estate funds, where we will invest alongside other real estate investors and manage the acquired properties. These investments will enable us to increase our revenues from management fees from the associated properties and share in any earnings from the investments.

•	Control our inventory and costs in our existing corporate housing markets, increase our focus on high growth markets such as New York, Washington, D.C. and Chicago and increase our sales effort in our primary national segments. We may also add additional markets in North America if the conditions are favorable. We will continue to expand the Licensed Global Partner Program in which we license the BridgeStreet name to various corporate housing providers throughout the U.S. We plan to reduce our inventory in areas where demand is weak or declining, such as the Toronto market, where long-term leases have previously not permitted us to adjust our inventory as flexibly as in other markets. Our goal going forward will be to shorten the length of our lease commitments where possible and look for more opportunities to convert higher risk apartment blocks into management arrangements.

Three months ended March 31, 2004 compared with three months ended March 31, 2003

      Overview — At March 31, 2004 we managed 278 properties, with 62,049 guest rooms, compared to 383 properties with 81,309 guest rooms at March 31, 2003, and 295 properties with 65,250 guest rooms at

December 31, 2003. Hotels under management were reduced by a net of 105 in the preceding year, with the majority of the reductions due to the following:

•	The sale of 32 properties by MeriStar Hospitality, of which 11 were disposed of in the first quarter of 2004, in connection with its asset disposition plan. (See Termination of Management Contracts above for detail).

•	In July of 2003 CNL Hospitality (“CNL”) acquired RFS Hotel Investors, Inc (“RFS”). We had managed 50 of the 57 former RFS hotel properties, that were subject to management contracts with limited allowable management fees. CNL terminated our management contracts for 28 properties that we formerly managed, and we ceased management of the majority of these by December 31, 2003, with the remainder terminating in January 2004. In October 2003 we entered into an agreement to manage the remaining 22 hotels, with market-based management fees.

•	On July 1, 2002, we assigned the leases of 47 hotels to a subsidiary of Winston Hotels, Inc. (“Winston”), under a provision of the REIT Modernization Act that allows REITs to recognize the revenues and expenses of their hotels through taxable subsidiaries or lease them to taxable subsidiaries. As part of this agreement, we had continued to operate 33 of Winston’s properties for a period of time. These contracts were terminated as of June 30, 2003.

      Although our total number of managed hotels has decreased, our Adjusted EBITDA has not been materially negatively impacted, as most of the terminated contracts were significantly less advantageous to us economically than the contracts we retained or added. For example, we are entitled to termination fees from MeriStar Hospitality (see Termination of Management Contracts above for detail of termination fees), and the majority of hotels that we have retained or added are higher quality, upscale properties generating more revenue than those that were lost. The majority of the properties terminated by Winston and RFS were select-service and therefore did not generate significant Adjusted EBITDA. In addition, the management contracts terminated by CNL had limits on the amount of revenue we could recognize according to their agreements, whereas the new management contracts for the retained CNL properties do not.

     Revenue

      The following table shows the operating statistics for our managed hotels on a same store basis for the three months ended March 31, (dollars not in thousands):

	2004	2003	Change

Revenue per available room (RevPAR)	$67.27	$64.07	5.0%
Average daily rate (ADR)	$103.34	$101.19	2.1%
Occupancy	65.1%	63.3%	2.8%

      Our total revenue decreased $20,008, or 7.7%, to $237,393 for the three months ended March 31, 2004 compared to $257,401 for the three months ended March 31, 2003. Major components of this decrease were:

•	Revenue from management fees decreased $690, or 4.8%, to $13,678 for the three months ended March 31, 2004, from $14,368 for the three months ended March 31, 2003. While our RevPAR, ADR and occupancy have improved year over year, the decrease in total number of hotels under management has caused a decrease in our total management fee revenue. (See Overview above for detail of terminated contracts). The decrease due to the terminated management contracts was offset by termination fees of $1,087 for the first quarter of 2004 relating the properties sold by MeriStar Hospitality.

•	Revenue from our corporate housing operations has decreased $229, or 0.9%, to $25,590 for the three months ended March 31, 2004, from $25,819 for the three months ended March 31, 2003. This decrease in revenue is partially attributable to the decrease in number of units under lease by approximately 7.1%, from 3,190 at March 31, 2003 to 2,964 at March 31, 2004. The decrease is also attributable to the poor performance in the Toronto market, where we had substantial commitments under long-term leases. As a result, when demand in that market decreased, we could not adjust our cost structure and therefore incurred expenses on leases with no related revenue. These losses were offset by stronger U.S. markets such as New York, Chicago and Washington, D.C.

•	Reimbursable costs, which we record as revenue under EITF 01-14, decreased by $18,347, or 8.6%, to $194,150 for the three months ended March 31, 2004, from $212,497 for the three months ended March 31, 2003. The primary reason for this is the decrease in number of managed hotels from March 31, 2003 to March 31, 2004, directly resulting in a decreased number of hotel employees and related reimbursable salary and other expense.

     Operating expenses by department

      Total operating expenses by department decreased $643, or 2.8%, to $22,099 for the three months ended March 31, 2004 compared to $22,742 for the three months ended March 31, 2003. Operating expenses by department include expenses that are related to lodging from our owned hotel, and to our corporate housing division. The majority of this decrease relates to the corporate housing division, where there was a decrease in the number of units available for lease, and consequently less expense, as discussed above.

     Undistributed operating expenses

      Total undistributed operating expenses decreased $726 or 2.8%, to $24,859 for the three months ended March 31, 2004, compared to $25,585 for the three months ended March 31, 2003. Major factors affecting the decrease were:

•	Administrative and general expenses decreased $1,223, or 6.4%, to $17,815 for the three months ended March 31, 2004, compared to $19,038 for the three months ended March 31, 2003. The primary reason for this is the decreased number of hotels under management, and the effects of cost control measures taken during the year. This decrease was offset by an increase in our insurance expense. Northridge Insurance Company provides reinsurance on certain lines of coverage in order to improve the terms and conditions of insurance available to our clients. We believe that this program provides us a competitive advantage in obtaining and retaining management contracts. During the first quarter of 2004, we incurred one claim on our property reinsurance program which reached our maximum per occurrence exposure of $1,000. Claims of this magnitude are unusual. Nonetheless, we have lowered our maximum per occurrence loss limit to $500 in order to reduce our exposure on future claims.

•	Depreciation and amortization expense decreased $2,258, or 48.2%, to $2,424 for the three months ended March 31, 2004, from $4,682 for the three months ended March 31, 2003. This decrease is primarily due to a large number of management contracts that became fully amortized during the second quarter of 2003 and the loss of certain management contracts during the year. This decrease was partially offset by the increase in purchases of property, plant and equipment during mid-2003 relating to the relocation of our corporate office, and the related increase in depreciation taken on those assets.

•	Merger and integration costs were $1,865 for the three months ended March 31, 2003, with no similar expense for the three months ended March 31, 2004. These costs include professional fees, travel, relocation costs and other transition costs that were incurred in connection with merger of MeriStar and Interstate in July of 2002.

•	Intangible asset write-offs and other impairments were $4,493 for the three months ended March 31, 2004, with no similar expense in the same period last year. The majority of this expense is due to the write-off of management contracts related to hotel properties sold by MeriStar Hospitality, in connection with its announced asset disposition plan. We wrote-off $3,296 of intangible assets associated with these terminated management contracts during the first quarter of 2004. Also included in this amount is a $563 write-off of a portion of our investment in MIP, Lessee, L.P., as it was deemed partially impaired based on purchase offers received for two of the hotels owned by the joint venture. We also wrote-off $538, representing our remaining investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center, as it was determined that the carrying value would not be recovered due to the hotel’s underperformance. The remaining $96 of expense relates to fixed asset write-offs associated with closing of our subsidiary that managed the former RFS properties, for which management contracts were terminated when RFS was purchased by CNL (see Overview above).

      Reimbursable costs, which we record as expense under EITF 01-14, decreased by $18,347, or 8.6%, to $194,150 for the three months ended March 31, 2004, from $212,497 for the three months ended March 31, 2003. The primary reason for this is the decrease in the number of managed hotels from March 31, 2003 to March 31, 2004, directly resulting in a decreased number of hotel employees and related reimbursable salaries and other expense.

     Net income (loss)

      Net income (loss) decreased $8,173 to $(3,744) for the three months ended March 31, 2004, from $4,429 for the three months ended March 31, 2003. In addition to the increase in net operating loss of $292, due to the decrease in revenues and the lesser decrease in expenses as discussed above, the most significant factor in the decrease in net income (loss) is the gain on debt refinancing in the amount of $13,629 recorded in the first quarter of 2003, with no similar item in 2004. At December 31, 2002, we had $56,069 of long-term debt under a term loan due to MeriStar Hospitality, which was due to mature on July 31, 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. The repayment of $42,056 was completed in January 2003. We financed part of the repayment with the proceeds from a $40,000 subordinated term loan and realized a gain of $13,629.

      In addition, our equity in losses of affiliates increased $428, or 123.0%, to $776 for the three months ended March 31, 2004, compared to $348 for the same period in 2003. These losses consist of our proportionate share of the net losses incurred by our non-controlling equity investments. We incurred greater losses in the 2004 period from our MIP Lessee, L.P. investment as the hotels were not performing as anticipated.

      Offsetting these items, net interest expense decreased $562, or 24.3%, to $1,747 for the three months ended March 31, 2004, from $2,309 for the same period in 2003. We incurred less interest expense on our senior credit facility as we made repayments of $45,276 in the fourth quarter of 2003, using proceeds from a public equity offering. In addition, we incurred less interest expense on our non-recourse promissory note as we made two principal payments during the third quarter of 2003.

      Additionally, income tax expense (benefit) was $(2,448) for the three months ended March 31, 2004, compared to $2,952 for the three months ended March 31, 2003. The main reason for this fluctuation is that we incurred a loss in the 2004 period, as opposed to income in the 2003 period. In both periods, we used a tax rate of approximately 40%.

     Adjusted EBITDA

      Adjusted EBITDA decreased $2,550, to $(1,291) for the three months ended March 31, 2004, from $1,259 for the three months ended March 31, 2003. This decrease is due to the following:

•	Net income from hotel management operations increased $1,142, to $315 for the three months ended March 31, 2004, from $(827) for the three months ended March 31, 2003. Hotel management’s Adjusted EBITDA decreased $371, or 7.4%, to $4,644 for the three months ended March 31, 2004, from $5,015 for the three months ended March 31, 2003. Hotel management’s Adjusted EBITDA had a relatively small decrease even though we have fewer properties under management currently, compared to March 31, 2003. This is because management contracts we have retained or added are more advantageous to us economically than the ones that were lost. Included in hotel management’s Adjusted EBITDA is $1,087 of termination fees from MeriStar Hospitality, with respect to the properties they have sold.

•	Net loss from corporate housing operations decreased $359, to $(1,287) for the three months ended March 31, 2004, from $(1,646) for the same period of 2003. Corporate housing’s Adjusted EBITDA increased $576, or 30.5%, to $(1,315) for the three months ended March 31, 2004, from $(1,891) for the same period of 2003. The increase in Adjusted EBITDA can be primarily attributed to improved inventory and operating cost in the 2004 period.

•	Net income from other activities decreased $9,674, to $(2,772) for the three months ended March 31, 2004, from $6,902 for the three months ended March 31, 2003. Adjusted EBITDA from other activities decreased $2,755, or 147.7%, to $(4,620) for the three months ended March 31, 2004, from $(1,865) for the three months ended March 31, 2003. In 2004, other activity includes restructuring charges of $127 relating to our corporate housing division and $4,493 of intangible asset write-offs and other impairments, compared to the 2003 period which includes merger and integration costs of $1,865 associated with the MeriStar-Interstate merger in July of 2002.

Liquidity and Capital Resources

      Working Capital — We had $5,346 of cash and cash equivalents at March 31, 2004, compared to $7,450 at December 31, 2003, and working capital deficit (current assets less current liabilities) of $2,466 at March 31, 2004 compared to $8,349 at December 31, 2003. This improvement in working capital of $5,883 resulted primarily from timing of accounts receivable and the payment of accounts payable and accrued liabilities.

      Operating Activities — Net cash used in operating activities was $7,054 for the three months ended March 31, 2004 compared to $762 for the three months ended March 31, 2003. The increased use of cash resulted primarily from reductions in the accounts payable and accrued liabilities balances, specifically the payments of incentive compensation and severance amounts during first quarter 2004, as well as timing of collections of accounts receivable.

      If economic conditions, travel patterns or other factors negatively impact the financial results of our managed hotels and corporate housing operations, our management fee and corporate housing revenues could decrease, and we may incur additional losses from our minority investments. These events and factors could negatively impact our cash flows from operating activities and net income or loss.

      We are required to distribute 1.6627% of cash flows from the operations of Interstate Hotels, LLC, one of our operating subsidiaries, to Wyndham International, Inc. (“Wyndham”), based on Wyndham’s common interest in that entity. The net distribution payable to Wyndham at March 31, 2004 and 2003 was approximately $441 and $303, respectively.

      Investing Activities — Net cash provided by (used in) investing activities was $46 for the three months ended March 31, 2004 compared to $(1,690) for the three months ended March 31, 2003. The main reason for this decrease in use of cash relates to the decrease in restricted cash during the first quarter of 2004 from our purchasing subsidiary. That subsidiary’s restricted cash consists of advances for capital expansion and renovation projects, and these amounts are used as the projects are performed. The decrease relates to the continuation of projects, as well as timing of advances. Offsetting this is the increase in investments in hotel real estate, as we contributed $563 to our existing equity investments, including $463 to a preferred equity investment for a capital expansion project.

      We periodically make equity investments in entities that own certain hotel properties we manage. We evaluate these investment opportunities based on financial and strategic factors such as the estimated potential value of the underlying hotel properties and the management fee revenues we can obtain from the investment.

      Financing Activities — Net cash provided by financing activities was $4,655 for the three months ended March 31, 2004, compared $10,892 for the same period of 2003. This decrease in cash provided is mainly due to net borrowings and repayments on long-term debt. We had net borrowings of $12,542 in 2003, as opposed to net borrowings of $4,094 in 2004. In January 2003, we entered into a new $40,000 subordinated term loan, and repaid the MeriStar Hospitality term loan, realizing a gain of $13,629.

      Senior credit agreement — Effective July 31, 2002, in connection with the closing of the MeriStar-Interstate merger, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement initially consisted of a $65,000 term loan and a $48,000 revolving credit facility. The term loan is payable in quarterly installments of $406 that began January 1, 2003, with the balance due on July 31, 2005. During the fourth quarter of 2003, using the proceeds from a public equity offering, we repaid $45,276 of the term loan. The revolving credit facility is due on July 28, 2005 (with a one-year renewal at our option). The interest rate on the senior credit agreement will be LIBOR plus 3.00% to 4.50%, depending upon the results of certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At March 31, 2004, we were in compliance with these covenants. The senior credit agreement also includes pledges of collateral, including the following:

•	Ownership interests of all existing subsidiaries and unconsolidated entities as well as any future material subsidiary or unconsolidated entity;

•	Owned hospitality properties; and

•	Other collateral that is not previously prohibited from being pledged by any of our existing contracts/agreements.

      At March 31, 2004, borrowings under the senior credit agreement bore interest at a rate of 5.01% per annum, which is the 30-day LIBOR plus 3.00%. We are currently in the process of negotiating the refinancing of this facility, which we expect to complete during the second quarter of 2004.

      We incurred $608 and $1,096 of interest expense on the senior credit agreement for the three months ended March 31, 2004 and 2003, respectively; the decrease in interest expense resulting from our prepayment of $45,276 of our term loan with proceeds from our November public equity offering. As of May 10, 2004, the total availability under our senior credit agreement was $10,000.

      Subordinated term loan — In January 2003, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under the senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At March 31, 2004, we were in compliance with these covenants. At March 31, 2004, borrowings under the subordinated term loan bore interest at a rate of 9.63% per annum. We incurred $973 and $890 of interest expense on the subordinated term loan for the three months ended March 31, 2004 and 2003, respectively.

      Non-recourse promissory note — In March 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the three months ended March 31, 2004 and 2003, we incurred $112 and $125, respectively, of interest expense on the promissory note.

      In June 2003, we made unscheduled principal payments totaling $447 on the note. As of March 31, 2004 the remaining balance on the promissory note is $3,723. In connection with one of the payments, our ownership interest in the partnership was reduced from 50% to 49.5% as FelCor made an additional contribution to the partnership at that time. We have suspended further principal and interest payments on this non-recourse promissory note and, accordingly, are in non-compliance with the terms of the note. We expect that we will ultimately transfer ownership of our equity interests in these joint ventures to FelCor in return for the extinguishment of the debt.

      Public equity offering — On November 26, 2003, in a public equity offering, we offered 8,500,000 shares of our common stock, par value $0.01 per share, at a price of $5.25 per share. An additional 500,000 shares of common stock were offered by our principal investor group. On December 16, 2003, the underwriters exercised their over-allotment option for an additional 601,900 shares.

      Our total proceeds from this equity offering, net of the underwriting discount but prior to deducting other expenses, amounted to approximately $45,276. We did not receive any proceeds from the sale of shares by the principal investor group. The total proceeds were used to repay our term loan under our senior credit facility.

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

Contractual Obligations and Maturities of Indebtedness

      The following table summarizes our contractual obligations at March 31, 2004 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment terms

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Senior credit facility	$46,692	$1,625	$45,067	$—	$—
Non-recourse promissory note	3,723	—	—	—	3,723
Subordinated term-loan	40,000	—	40,000	—	—
Non-cancelable leases	91,641	27,986	29,682	11,473	22,500
Redeemable preferred operating partnership units	1,310	1,310	—	—	—
Wyndham interest	874	874	—	—	—

Total	$184,240	31,795	114,749	11,473	26,223

      Long-Term Debt — For principal repayment and debt service obligations with respect to our long-term debt, see Note 7 to our consolidated financial statements.

      Lease Commitments — We lease apartments for our Corporate Housing division and office space for our corporate offices. The leases run through 2014 and are included in the table above.

      Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $2,591 to these hotel owners in the form of investments or loans, if requested. The loans may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion.

      Letter of Credit — We have a $2,500 letter of credit outstanding from Interstate Operating Co. L.P. and Northridge Insurance Company in favor of the property insurance carrier. The letter of credit expires on June 25, 2004, unless renewed.

      Equity Investment Funding — In connection with our equity investments in hotel real estate, we are partners or members of various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. The timing and amount of such contributions of capital, if any, is currently unknown and is therefore not reflected in the chart set forth above. We have non-controlling equity interests in 9 hotel real estate limited partnerships and limited liability companies. We do not guarantee the debt or other obligations of any of these investments.

      Wyndham interest — Wyndham International, Inc., (“Wyndham”) holds a 1.6627% non-controlling economic interest in one of our operating subsidiaries. In conjunction with the MeriStar-Interstate merger, we accelerated the timing of Wyndham’s right to require us to redeem this interest. Effective July 20, 2002, Wyndham has the right to require us to redeem this interest. The estimated value of this interest at March 31, 2004 is $433 and is included in accounts payable-related parties on our consolidated balance sheet. In addition, we are required to distribute to Wyndham 1.6627% of cash flows from the operations of one of our subsidiaries, based on their common interest in that entity. As of March 31, 2004, the net distribution payable to Wyndham was approximately $441, and is included in accounts payable-related parties on our consolidated balance sheet.

      Redeemable Preferred Operating Partnership Units — As of March 31, 2004, we had 247,122 Class A units and 78,431 preferred units outstanding in our subsidiary operating partnership, Interstate Operating Company, L.P. This partnership indirectly holds substantially all of our assets. The preferred units were held by an affiliate of Mahmood J. Khimji, one of our directors. On May 3, 2004, we redeemed all 78,431 preferred units for cash consideration, totaling $1,310, at a redemption price of $16.70 per unit, which was paid to Mr. Khimji’s affiliates. The preferred units were included in minority interests on our balance sheet at March 31, 2004.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

      Our senior secured credit facility matures July 31, 2005, with a one year extension of the revolving portion at our option. At March 31, 2004, we had borrowings of $46,692 outstanding on the facility. Interest on the debt is variable, based on the 30-day LIBOR plus a spread of 3.0% to 4.5% depending on the results of certain financial tests. The senior credit facility bore interest at a rate of 9.63% at March 31, 2004. We have determined that the fair value of the debt approximates its carrying value. We are currently in the process of refinancing this facility which we expect to complete in the second quarter of 2004. We expect to write off approximately $357 of net deferred financing costs associated with this facility at the time of the refinancing.

      Our subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, which it may be at our option, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. Interest on the debt is based on the 30-day LIBOR plus 850 basis points. At March 31, 2004, borrowings under the subordinated term loan bore interest at a rate of 9.63% per annum. We have determined that the fair value of the debt approximates its carrying value.

      Our non-recourse promissory note to FelCor with a balance of $3,723 is due on December 31, 2010. Interest on the note is payable monthly at the rate of 12% per annum. We believe that our non-recourse promissory note would have no value to a third party. We intend to exchange the promissory note for our equity interests in the related joint ventures, as discussed in Note 6. In addition, the carrying values of these investments have been previously written down to zero.

      In October 2002, we entered into a $30,000, two-year interest rate swap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day LIBOR at 2.50%. The fair value of the swap agreement was a liability of $241 at March 31, 2004.

      In March 2003, we entered into a $35,000, twenty-two month interest rate cap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 4.50%. At March 31, 2004, the fair value of this cap agreement was insignificant.

      Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $152 and $200 for the three months ended March 31, 2004 and 2003, respectively.

      Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 3.4% and 3.5% of our total revenue for the three months ended March 31, 2004 and 2003, respectively, from services performed in Canada, the United Kingdom, France, and Russia. Our foreign currency transaction gains and losses were a net loss of $85 for the three months ended March 31, 2004 and is included in accumulated comprehensive income (loss) on our statement of operations, net of tax. To date, since most of our foreign operations have been largely self-contained or dollar-denominated, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our chief executive officer, chief financial officer, and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15-d–15(e)).

      We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer and our chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, it was concluded that our disclosure controls and procedures were adequate and effective in ensuring that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report was being prepared.

Changes in Internal Controls

      There has not been any change in our internal control over financial reporting since the date of the last evaluation thereof that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      None.

Item 5.     Other Information

Forward-Looking Information

      Information both included in and incorporated by reference in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe”, “intend”, or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospectus include, but are not limited to:

•	the current volatility of the national economy;

•	economic conditions generally and the real estate market specifically;

•	the impact of the September 11, 2001 terrorist attacks and actual or threatened future terrorist incidents or hostilities;

•	the aftermath of the war with Iraq, continuing conflicts in that geographic region and related ongoing U.S. involvement;

•	international geopolitical difficulties or health concerns;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in laws and regulations applicable to us, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;

•	failure to renew essential management contracts or business leases;

•	competition from other hospitality companies and pricing pressures;

•	variations in lease and room rental rates;

•	litigation involving antitrust, consumer and other issues; and

•	loss of any executive officer or failure to hire and retain highly qualified employees.

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

      These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, should be considered in evaluating any forward-looking statements in this quarterly report on Form 10-Q.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.	1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3.1.	2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.	3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.	1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.2		Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).

Exhibit No.		Description of Document

4.2.	1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.	2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4		Registration Rights Agreement, dated March 31, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
9.1		Board Composition Agreement, dated as of July 31, 2002, among the Company. and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 9.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
9.2		Amendment to Board Composition Agreement, dated January 30, 2004, among the Company, and certain stockholders of the Registrant specified therein (incorporated by reference to Exhibit 9.2 to the Company’s Form 10-K filed with the Securities and Exchanges Commission on March 9, 2003.)
31.1		Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31.2		Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32.1		Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.
32.2		Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.

      (b) Reports on Form 8-K

      Current report on Form 8-K (Item 12) dated and filed March 3, 2004, regarding the 2003 year-end earnings press release.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

/s/ J. WILLIAM RICHARDSON

J. William Richardson
Chief Financial Officer
(Duly authorized officer)
(Principal financial and accounting officer)

Dated: May 10, 2004