Form 10-Q
period 2004-06-30
INTERSTATE HOTELS & RESORTS INC
filed 2004-08-09
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

      The number of shares of Common Stock, par value $0.01 per share, outstanding at August 6, 2004 was 30,631,001.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:     Financial Statements

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2004	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,521	$7,450
Restricted cash	1,828	3,250
Accounts receivable, net of allowance for doubtful accounts of $3,135 at June 30, 2004 and $3,529 at December 31, 2003	33,612	25,531
Insurance premiums receivable	3,014	—
Due from related parties	15,621	14,649
Prepaid expenses and other current assets	11,021	9,342

Total current assets	67,617	60,222
Marketable securities	1,668	2,556
Property and equipment, net	24,586	27,056
Notes receivable	5,809	6,044
Officers and employees notes receivable	76	86
Investments and advances to affiliates	11,413	15,825
Deferred income taxes	22,160	18,673
Goodwill	92,123	92,123
Intangible assets, net	48,347	55,338

Total assets	$273,799	$277,923

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$63,746	$66,513
Accounts payable — related parties	433	433
Current portion of long-term debt	1,625	1,625

Total current liabilities	65,804	68,571
Deferred compensation	1,668	2,556
Long-term debt	88,384	84,696

Total liabilities	155,856	155,823
Minority interests	914	3,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized	—	—
Common stock, $.01 par value; 250,000 shares authorized; 30,629 and 29,951 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	307	300
Treasury stock	(69)	(69)
Paid-in capital	188,604	183,849
Accumulated other comprehensive income, net of tax	787	837
Accumulated deficit	(72,600)	(66,205)

Total stockholders’ equity	117,029	118,712

Total liabilities, minority interests and stockholders’ equity	$273,799	$277,923

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue:
Lodging revenues	$848	$932	$1,571	$1,768
Management fees	6,248	7,516	11,961	14,399
Management fees-related parties	8,720	7,882	16,685	15,364
Corporate housing	27,555	26,323	51,805	50,282
Other revenue	3,102	2,947	6,354	6,829

	46,473	45,600	88,376	88,642
Other revenue from managed properties	206,831	212,105	400,981	424,602

Total revenue	253,304	257,705	489,357	513,244
Operating expenses by department:
Lodging expenses	566	664	1,084	1,284
Corporate housing	21,903	21,396	42,285	41,627
Undistributed operating expenses:
Administrative and general	17,626	16,160	35,090	34,896
Depreciation and amortization	2,338	3,618	4,733	8,259
Merger and integration costs	—	606	—	2,470
Restructuring charges	3,312	—	3,439	—
Asset impairments and other write-offs	1,698	801	6,191	801

	47,443	43,245	92,822	89,337
Other expenses from managed properties	206,831	212,105	400,981	424,602

Total operating expenses	254,274	255,350	493,803	513,939

Net operating income (loss)	(970)	2,355	(4,446)	(695)

Interest income	(411)	(233)	(690)	(442)
Interest expense	1,979	2,750	3,980	5,267
Equity in losses of affiliates	165	218	941	566
Gain on refinancing term loan from related party	—	—	—	(13,629)

Income (loss) from continuing operations before minority interest and income taxes	(2,703)	(380)	(8,677)	7,543
Income tax expense (benefit)	(996)	(325)	(3,444)	2,627
Minority interest expense (benefit)	(29)	(7)	(75)	161

Income (loss) from continuing operations	(1,678)	(48)	(5,158)	4,755
Loss from discontinued operations	(973)	(439)	(1,237)	(814)

Net income (loss)	$(2,651)	$(487)	$(6,395)	$3,941

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(21)	208	(105)	234
Unrealized gain on investments and other	56	(55)	56	(46)

Comprehensive income (loss)	$(2,616)	$(334)	$(6,444)	$4,129

Basic earnings (loss) per share from continuing operations	(0.06)	(0.00)	(0.17)	0.23
Basic earnings (loss) per share from discontinued operations	(0.03)	(0.02)	(0.04)	(0.04)

Basic earnings (loss) per share	$(0.09)	$(0.02)	$(0.21)	$0.19

Diluted earnings (loss) per share from continuing operations	(0.06)	(0.00)	(0.17)	0.23
Diluted earnings (loss) per share from discontinued operations	(0.03)	(0.02)	(0.04)	(0.04)

Diluted earnings (loss) per share	$(0.09)	$(0.02)	$(0.21)	$0.19

Weighted average number of basic shares outstanding	30,587	20,609	30,328	20,593
Weighted average number of diluted shares outstanding	30,828	20,972	30,569	21,226

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$(6,395)	$3,941
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,781	8,348
Gain on refinancing	—	(13,629)
Equity in loss of affiliates	941	566
Minority interest	(75)	143
Deferred income taxes	(3,545)	1,885
Write-off of assets	5,721	1,415
Other	299	9
Grant of stock for severance	3,181	—
Loss on disposal of assets for discontinued operations	376	—
Changes in assets and liabilities:
Accounts receivable, net	(11,009)	(12,274)
Due from related parties	(972)	1,039
Prepaid expenses and other current assets	(1,679)	901
Accounts payable and accrued expenses	(2,700)	17,227

Net cash provided by (used in) operating activities	(11,076)	9,571

Cash flows from investing activities:
Change in restricted cash	1,422	(1,616)
Purchases of property and equipment, net	(1,073)	(1,722)
Purchases of intangible assets	(223)	(580)
Net cash (invested in) received from equity investments in hotel real estate	(451)	(87)
Change in officers and employees notes receivable, net	10	10
Change in advances to affiliates, net	2,861	(482)

Net cash provided by (used in) investing activities	2,546	(4,477)

Cash flows from financing activities:
Borrowings under long-term debt	34,000	80,000
Repayments of long-term debt	(30,312)	(68,014)
Proceeds from issuance of common stock	717	138
Cash paid for redemption of preferred operating partnership units	(1,310)	—
Financing fees paid	—	(1,690)
Common stock repurchased	—	(23)

Net cash provided by financing activities	3,095	10,411

Effect of exchange rate on cash	506	352

Net increase (decrease) in cash and cash equivalents	(4,929)	15,857
Cash and cash equivalents at beginning of period	7,450	7,054

Cash and cash equivalents at end of period	$2,521	$22,911

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

Business Summary

      We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center and golf markets. We also own one hotel property and hold non-controlling equity interests in 11 joint ventures which hold ownership interests in 28 of our managed properties. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services.

      As of June 30, 2004, we managed 269 properties, with 60,430 rooms in 40 states, the District of Columbia, Canada, Russia and Portugal. As of June 30, 2004, we had 3,130 apartments under lease or management through our BridgeStreet corporate housing division in the United States, France and the United Kingdom.

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

      We manage all but two of the properties owned by MeriStar Hospitality Corporation, a real estate investment trust, or REIT. As of June 30, 2004, MeriStar Hospitality owned 78 properties, seven of which MeriStar Hospitality has stated it intends to dispose of. Our relationship with MeriStar Hospitality has been governed in part by an intercompany agreement. That agreement provided each of us the right to participate in certain transactions entered into by the other company.

      Effective July 1, 2004, MeriStar Hospitality and we have agreed to terminate the intercompany agreement. We believe the termination of the intercompany agreement is an important step in our efforts to pursue our strategy of increasing our investment in hotels and resorts since we can now pursue real estate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment opportunities without first having to offer the opportunity to MeriStar Hospitality. In connection with the termination of the intercompany agreement we have agreed to modify the management agreements under which we manage the MeriStar Hospitality hotels as follows:

•	MeriStar Hospitality may terminate management agreements each year representing up to 600 rooms with the payment of a termination fee equal to 18 months of management fees and, if all 600 rooms are not terminated in a given year, the remaining portion of the 600 rooms may be terminated in the subsequent year with the same termination fee;

•	MeriStar Hospitality may terminate a management agreement if we make an investment, in the form of debt or equity, in a hotel that is in the competitive set of the MeriStar Hospitality hotel (provided that the termination can only occur between 12 and 18 months following the date the investment is made); and

•	the period during which termination fees are paid (other than as described in the first bullet point above) is extended from 30 months to 48 months; provided that the period during which MeriStar Hospitality may reduce the termination fee by providing a new hotel for us to manage to replace the terminated hotel will remain 30 months.

      In addition, in connection with the termination of the intercompany agreement, MeriStar Hospitality and we have resolved our $5,000 dispute over the calculation of termination fees. We have agreed to calculate the termination fees based upon an average of the present value of remaining management fees due to us under the contract (a) discounted as individual monthly payments and (b) discounted based on a lump sum payment at the end of the contract term. We have agreed to provide MeriStar Hospitality with a $2,500 credit against termination fees owed for hotels to be sold by MeriStar Hospitality in the future (other than the seven hotels MeriStar Hospitality intended to sell as of June 30, 2004). The termination of the intercompany agreement and the resolution of the dispute over the calculation of the termination fees did not have any accounting consequences on the second quarter.

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

Stock-Based Compensation

      The Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide alternative methods of transition for a voluntary change to the expense recognition provisions of the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, we elected to adopt the fair-value method of accounting for stock options under SFAS No. 148, using the prospective method.

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

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss), as reported	$(2,651)	$(487)	$(6,395)	$3,941
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	69	10	132	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(93)	(161)	(205)	(308)

Net income (loss), pro forma	$(2,675)	$(638)	$(6,468)	$3,643
Earnings per share:
Basic, as reported	$(0.09)	$(0.02)	$(0.21)	$0.19
Basic, pro forma	$(0.09)	$(0.03)	$(0.21)	$0.18
Diluted, as reported	$(0.09)	$(0.02)	$(0.21)	$0.19
Diluted, pro forma	$(0.09)	$(0.03)	$(0.21)	$0.17

      The effects of applying Statement of Financial Accounting Standards No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future years.

Recent Accounting Pronouncements

      In December 2003, the FASB issued a revision of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIE”s), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, (“FIN 46R”) to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIE’s created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, VIE’s created after January 1, 2004 must be accounted for under FIN 46R. FIN 46R is effective beginning in the first quarter of 2004. We have evaluated our equity method investees and concluded that these entities do not meet the definition of a VIE.

3.     EARNINGS PER SHARE

      We calculate our basic earnings (loss) per common share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. In periods in which there is a loss, diluted shares outstanding will equal basic shares outstanding to avoid anti-dilution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Basic and diluted earnings per common share for the three and six months ended June 30 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Income (loss) from continuing operations	$(1,678)	$(48)	$(5,158)	$4,755
Loss from discontinued operations	(973)	(439)	(1,237)	(814)

Net income (loss)	$(2,651)	$(487)	$(6,395)	$3,941
Weighted average number of basic shares outstanding	30,587	20,609	30,328	20,593
Basic earnings (loss) per share from continuing operations	$(0.06)	$(0.00)	$(0.17)	$0.23
Basic earnings (loss) per share from discontinued operations	(0.03)	(0.02)	(0.04)	(0.04)

Basic earnings (loss) per share	$(0.09)	$(0.02)	$(0.21)	$0.19

Weighted average number of diluted shares outstanding	30,828	20,972	30,569	21,226
Diluted earnings (loss) per share from continuing operations	$(0.06)	$(0.00)	$(0.17)	$0.23
Diluted earnings (loss) per share from discontinued operations	(0.03)	(0.02)	(0.04)	(0.04)

Diluted earnings (loss) per share	$(0.09)	$(0.02)	$(0.21)	$0.19

      Potentially dilutive securities (options and operating partnership units) not included in the above diluted share count (in thousands) were 187 and 272 for the three months ended June 30, 2004 and 2003, respectively, and 211 for the six months ended June 30, 2004. The six month period of 2003 includes all dilutive shares.

4.     INVESTMENTS AND ADVANCES TO AFFILIATES

      Our investments and advances to our joint ventures consist of the following:

	June 30,	December 31,
	2004	2003

MIP Lessee, L.P.	$4,096	$5,681
S.D. Bridgeworks, LLC	598	3,389
CNL/ IHC Partners, L.P.	2,407	2,382
Interconn Ponte Vedra Company, L.L.C.	1,848	1,210
Other	2,464	3,163

Total	$11,413	$15,825

      We also own 100% of the Pittsburgh Airport Residence Inn by Marriott. This investment is consolidated in our financial statements.

      In the first quarter of 2004, it was determined that our investment in MIP Lessee, L.P. was impaired based on purchase offers we received on two hotels owned by the joint venture that were held for sale. Accordingly, we recorded an impairment charge of $563 to reduce the carrying amount of the investment to its estimated fair value. This amount is included in asset impairments and other write-offs in our statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, during the first quarter of 2004 we wrote-off our remaining investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center. The hotel has been underperforming and in the first quarter of 2004 the joint venture was notified that it had defaulted on its bank loan. We do not expect to recover our investment in this joint venture, therefore we wrote-off the remaining carrying value of $538. This amount is included in asset impairments and other write-offs in our statements of operations. Subsequent to June 30, 2004, and in connection with the refinancing of the hotel, we have agreed to contribute an additional $250 to the joint venture. In addition, one of our directors holds a 22.46% ownership interest in this hotel.

      In June 2004, S.D. Bridgeworks, L.L.C. paid us $2,687 in repayment of its note payable owed to us, plus $300 of accumulated interest.

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

      Presented below is the combined summarized financial information of certain of our investments for the six months ended June 30, 2004. Summarized profit and loss information for these investments is required by Regulation S-X to be disclosed in interim periods, as they have met certain financial tests in relation to our consolidated financial position and results of operations. The summarized information is as follows:

	Six months ended,	Six months ended,
	June 30, 2004	June 30, 2003

Revenue	$73,448	$72,041
Operating expenses	$57,394	$55,728
Net loss	$(6,493)	$(8,182)
Our share of the above losses	$(555)	$(1,027)

5.     INTANGIBLE ASSETS

      Intangible assets consist of the following:

	June 30,	December 31,
	2004	2003

Management contracts	$51,130	$56,913
Franchise fees	1,945	1,945
Deferred financing fees	2,430	2,378
Other	—	946

Total cost	55,505	62,182
Less accumulated amortization	(7,158)	(6,844)

Intangible assets, net	$48,347	$55,338

      We amortize the value of our intangible assets over their estimated useful lives, which generally equal the terms of the corresponding management, franchise, or financing agreement.

      We incurred aggregate amortization expense of $936 and $1,902 on these assets for the three and six months ended June 30, 2004, and $2,437 and $5,812 for the three and six months ended June 30, 2003; with the decrease attributable to a large group of management contracts that were fully amortized in the second quarter of 2003. Amortization of deferred financing fees is included in interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the six months ended June 30, 2004, in connection with its asset disposition plan, our largest client, MeriStar Hospitality, sold 15 hotels that we managed, four of which were sold in the second quarter. We wrote-off $4,388 of unamortized management contract costs associated with these disposed hotels, of which $1,092 related to second quarter dispositions. This amount is included in asset impairments and other write-offs in our statements of operations.

Our estimated amortization expense for the next five years is expected to be as follows:

Year ending December 31, 2004	$3,757
Year ending December 31, 2005	3,434
Year ending December 31, 2006	3,147
Year ending December 31, 2007	2,552
Year ending December 31, 2008	2,523

6.     LONG-TERM DEBT

      Our long-term debt consists of the following:

	June 30,	December 31,
	2004	2003

Senior credit agreement	$46,286	$42,598
Non-recourse promissory note	3,723	3,723
Subordinated term loan	40,000	40,000

	90,009	86,321
Less current portion	(1,625)	(1,625)

Total long-term debt	$88,384	$84,696

      Senior credit agreement — Effective July 31, 2002, in connection with the closing of the MeriStar-Interstate merger, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement initially consisted of a $65,000 term loan and a $48,000 revolving credit facility. The term loan is payable in quarterly installments of $406 that began January 1, 2003, with the balance due on July 31, 2005. During the fourth quarter of 2003, using the proceeds from a public equity offering, we repaid $45,276 of the term loan. The revolving credit facility is due on July 31, 2005 (with a one-year renewal at our option). The interest rate on the senior credit agreement ranges from LIBOR plus 3.00% to 4.50%, depending upon the results of certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At June 30, 2004, we were in compliance with these covenants. The senior credit agreement also includes pledges of collateral, including the following:

•	Ownership interests of all existing subsidiaries and unconsolidated entities as well as any future material subsidiary or unconsolidated entity;

•	Owned hospitality properties; and

•	Other collateral that is not previously prohibited from being pledged by any of our existing contracts/agreements.

      At June 30, 2004, borrowings under the senior credit agreement bore interest at a rate of 5.59% per annum, which is the 30-day LIBOR plus 3.50%. We are currently in the process of negotiating the refinancing of this facility, which we expect to complete during the third quarter of 2004.

      We incurred $592 and $1,200 of interest expense on the senior credit agreement for the three and six months ended June 30, 2004, and $1,168 and $2,264 for the three and six months ended June 30, 2003. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease in interest expense resulted from our prepayment of $45,276 of our term loan with proceeds from our November 2003 public equity offering.

      Non-recourse promissory note — In March 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated (“FelCor”) to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the three and six months ended June 30, 2004, we incurred $112 and $223 of interest expense on the promissory note, respectively. For the three and six months ended June 30, 2003, we incurred $125 and $250 of interest expense on the promissory note, respectively.

      In June 2003, we made unscheduled principal payments totaling $447 on the note. As of June 30, 2004, the remaining balance on the promissory note is $3,723. In connection with one of the payments, our ownership interest in the partnership was reduced from 50% to 49.5% as FelCor made an additional contribution to the partnership at that time. After notifying FelCor, we suspended further principal and interest payments on this non-recourse promissory note and, accordingly, we are in default under the note. We expect that we will ultimately transfer ownership of our equity interests in these joint ventures to FelCor in return for the extinguishment of the debt.

      Subordinated term loan — In January 2003, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under the senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At June 30, 2004, we were in compliance with these covenants. At June 30, 2004, borrowings under the subordinated term loan bore interest at a rate of 9.63% per annum. We incurred $973 and $1,946 of interest expense on the subordinated term loan for the three and six months ended June 30, 2004, respectively, and $997 and $1,887 of interest expense on the subordinated term loan for the three and six months ended June 30, 2003 respectively.

      Fair Value — Our outstanding long-term debt is based on LIBOR rates. We have determined that the fair value of our outstanding borrowings on our senior credit facility and subordinated term loan approximated their carrying values at June 30, 2004. The fair value of our swap agreement was a liability of approximately $104 at June 30, 2004. We believe that our non-recourse promissory note would have no value to a third party. We intend to exchange the non-recourse promissory note for our equity interests in the related FelCor joint venture, as discussed above. In addition, the carrying values of these investments have been previously written down to zero.

7.     SEGMENT INFORMATION

      We are organized into two operating divisions: hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinct products and services. We evaluate the performance of each division based on earnings before interest, taxes, depreciation and amortization, equity in earnings (losses) of affiliates, discontinued operations and in 2003, a gain on refinancing (“Adjusted EBITDA”).

      The other items in the tables below represent operating segment activity and assets for the non-reportable segments. Adjusted EBITDA from other activities includes merger and integration costs, restructuring charges and asset impairments and other write-offs. Other assets include deferred tax assets and net deferred financing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We use Adjusted EBITDA to evaluate the performance of our segments. The tables below reconcile Adjusted EBITDA to net income (loss) for each of the periods presented.

	Hotel	Corporate
	Management	Housing	Other	Total

Three months ended June 30, 2004
Net income (loss)	$1,808	$(846)	$(3,613)	$(2,651)
Adjustments:
Depreciation and amortization	1,979	359	—	2,338
Interest expense, net	1,170	398	—	1,568
Equity in losses of affiliates	165	—	—	165
Discontinued operations	—	973	—	973
Minority interest expense (benefit)	20	(9)	(40)	(29)
Income tax expense (benefit)	679	(318)	(1,357)	(996)

Adjusted EBITDA	$5,821	$557	$(5,010)	$1,368

Three months ended June 30, 2003
Net income (loss)	$1,442	$(1,092)	$(837)	$(487)
Adjustments:
Depreciation and amortization	3,205	413	—	3,618
Interest expense, net	1,887	630	—	2,517
Equity in losses of affiliates	218	—	—	218
Discontinued operations	—	439	—	439
Minority interest expense (benefit)	21	(16)	(12)	(7)
Income tax expense (benefit)	962	(729)	(558)	(325)

Adjusted EBITDA	$7,735	$(355)	$(1,407)	$5,973

Six months ended June 30, 2004
Net income (loss)	$1,961	$(2,144)	$(6,212)	$(6,395)
Adjustments:
Depreciation and amortization	3,980	753	—	4,733
Interest expense, net	2,455	835	—	3,290
Equity in losses of affiliates	941	—	—	941
Discontinued operations	—	1,237	—	1,237
Minority interest expense (benefit)	23	(25)	(73)	(75)
Income tax expense (benefit)	1,056	(1,155)	(3,345)	(3,444)

Adjusted EBITDA	$10,416	$(499)	$(9,630)	$287

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Corporate
	Management	Housing	Other	Total

Six months ended June 30, 2003
Net income (loss)	$(412)	$(2,805)	$7,158	$3,941
Adjustments:
Depreciation and amortization	7,442	817	—	8,259
Interest expense, net	3,619	1,206	—	4,825
Equity in losses of affiliates	566	—	—	566
Discontinued operations	—	814	—	814
Gain on refinancing term loan from related party	—	—	(13,629)	(13,629)
Minority interest expense (benefit)	(17)	(115)	293	161
Income tax expense (benefit)	(274)	(1,870)	4,771	2,627

Adjusted EBITDA	$10,924	$(1,953)	$(1,407)	$7,564

	Hotel	Corporate
	Management	Housing	Other	Total

Three months ended June, 30, 2004
Revenue	$225,749	$27,555	$—	$253,304
Adjusted EBITDA	$5,821	$557	$(5,010)	$1,368
Three months ended June, 30, 2003
Revenue	$231,382	$26,323	$—	$257,705
Adjusted EBITDA	$7,735	$(355)	$(1,407)	$5,973
Six months ended June, 30, 2004
Revenue	$437,552	$51,805	$—	$489,357
Adjusted EBITDA	$10,416	$(499)	$(9,630)	$287
Total assets	$231,825	$17,919	$24,055	$273,799
Six months ended June, 30, 2003
Revenue	$462,962	$50,282	$—	$513,244
Adjusted EBITDA	$10,924	$(1,953)	$(1,407)	$7,564
Total assets	$255,883	$20,648	$20,933	$297,464

      Revenues from foreign operations were as follows for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

United Kingdom	$5,335	$6,023	$11,099	$12,059
France	421	360	794	691
Russia	375	241	758	443
Canada	253	188	464	506

      Included in discontinued operations is revenue from our Toronto operation which was disposed of in June 2004, amounting to $893 and $2,233 for the three and six months ended June 30, 2004, and $2,069 and $3,929 for the three and six months ended June 30, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Cash paid for interest and income taxes:
Interest	$1,693	$2,472	$3,513	$4,344
Income taxes	173	244	766	506

9.     RESTRUCTURING EXPENSES

      We have recorded $3,312 and $3,439 of restructuring expenses for the three and six months ended June 30, 2004, respectively.

      These charges consist of the following:

	Three months ended	Six months ended
	June 30,	June 30,

Former CEO’s severance	$3,312	$3,312
Corporate Housing restructuring	—	127

Total	$3,312	$3,439

      Severance Agreement — Effective April 2, 2004, we and our chairman, Paul W. Whetsell entered into an agreement to conclude his employment as our chief executive officer as Steve Jorns had assumed that role. Mr. Whetsell was granted 250,000 shares of common stock, $0.01 par value, with a market value of $5.82 per share (the April 2, 2004 closing price) and paid $130 in cash. Pursuant to the agreement, these shares along with 156,542 previously granted unvested shares which vested in connection with the agreement, may not be sold or otherwise transferred during a restricted period unless Mr. Whetsell gives us the right of first refusal to purchase the restricted shares proposed to be sold or transferred at the price of $0.01 per share. The restricted period ends on specified dates through 2006 with respect to specified numbers of restricted shares as set forth in the agreement. However, under certain circumstances, the restricted period may be extended to January 1, 2010. Because the shares were granted in lieu of a contractually required cash severance payment, Mr. Whetsell is not required to perform any additional services to earn the stock. Consequently, we have recorded the entire severance amount in the period the stock was granted. In addition, in exchange for Mr. Whetsell’s agreement to accept the payment in stock rather than cash, we agreed to reimburse him for taxes he incurs with respect to the stock as the trading restrictions on the stock lapse. The total cost of this severance payment, based on the value of the stock on April 2, 2004 and our liability for Mr. Whetsell’s taxes based on the value of the stock as of that date, was approximately $3,312, and is included in restructuring expenses in our statement of operations. This cost may be adjusted in the future to reflect the amount of our actual liability for taxes based on the value of the stock on the dates the restrictions lapse.

      Corporate Housing — During the first quarter of 2004, we incurred charges of approximately $127 related to severance for former personnel related to restructuring within our corporate housing operation.

10.     ASSET IMPAIRMENTS AND OTHER WRITE-OFFS

      We have recorded $1,698 and $6,191 of asset impairments and other write-offs for the three and six months ended June 30, 2004, respectively, and $801 of asset impairments and other write-offs for the three and six months ended June 30, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These charges consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Management contract write-offs	$1,092	$801	$4,388	$801
Investment impairments	—	—	1,101	—
Cost of uncompleted merger	606	—	606	—
Other	—	—	96	—

Total	$1,698	$801	$6,191	$801

      Management contract write-offs — In connection with its asset disposition plan, MeriStar Hospitality disposed of 3 hotels during the second quarter of 2003, and 15 hotels in the first half of 2004, four of which occurred in the second quarter. Consequently, we wrote off approximately $214 of unamortized management contract costs in June 2003, and $1,092 and $4,388 for the three and six months ended June 30, 2004, respectively.

      In June 2003, we wrote off $587 of unamortized management contract costs connection with the termination of 33 management contracts with Winston Hotels, Inc.

      Investment impairments — During the first quarter of 2004, it was determined that our investment in MIP Lessee, L.P. was impaired based on purchase offers we received on two of the joint venture’s hotels. Accordingly, we recorded an impairment charge of $563 to reduce the carrying amount of our investment to its estimated fair value. In addition, during the first quarter of 2004, we wrote-off our remaining investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center. The hotel has been underperforming and in the first quarter the joint venture was notified that it had defaulted on its bank loan. We do not expect to recover our investment in this joint venture, therefore we wrote-off the remaining carrying value of $538. One of our directors holds a 22.46% ownership interest in this hotel.

      Cost of Uncompleted Merger — During the second quarter of 2004, we pursued a merger with a company which owns a portfolio of hotels. We incurred approximately $606 relating to legal fees and due diligence costs related to this potential merger. These costs were expensed in June 2004, when we determined that the merger would not be consummated.

11.     DISCONTINUED OPERATIONS

      In June 2004, we completed the disposal of BridgeStreet Canada, Inc., the owner of our corporate housing operation in Toronto. The Toronto operation had incurred operating losses, primarily due to long-term lease commitments that did not allow us to adjust our inventory as easily as in other markets. In exchange for the Toronto operation, the buyer assumed our obligations, including the long-term lease commitments. Operations for the three and six month periods and comparative periods are presented as discontinued operations in our statements of operations. We recorded approximately $698 in asset write-offs and costs associated with this disposal, comprised of the following:

Fixed asset write-offs	$376
Severance expense	100
Closing costs	171
Other	51

Total	$698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Discontinued operations include the following:

	Three months		Six months
	ended		ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$893	$2,069	$2,233	$3,929
Closing costs	(698)	—	(698)	—
Operating income (loss)	$(275)	$(439)	$(539)	$(814)

12.     RELATED PARTIES

      Related parties, as defined in SFAS 57 “Related Party Disclosures”, include MeriStar Hospitality, the hotels included in our real estate joint ventures, and a small number of hotels which are affiliated with certain of our directors. Total management fees from related parties amounted to $8,720 and $16,685 for the three and six months ended June 30, 2004, and $7,882 and $15,364 for the three and six months ended June 30, 2003, respectively. In addition, included in accounts payable-related parties is the minority interest owed to Wyndham International Inc., which holds a 1.6627% non-controlling economic interest in one of our operating subsidiaries.

13.     SUBSEQUENT EVENTS

      Shelf Registration Statement — In August 2004 we expect to file a Form S-3 shelf registration statement registering up to $150,000 of debt securities, preferred stock, common stock and warrants. The registration statement also registers the 6,313,324 shares of our common stock held by CGLH Partners I, LP and CGLH Partners II, LP which are beneficially owned by certain of our directors. The CGLH Partnerships have the right to include their shares in the registration statement pursuant to a registration rights agreement they executed with us at the time of our July 2002 merger with Interstate Hotels.

      Termination of Intercompany Agreement — Effective July 1, 2004, MeriStar Hospitality and we have agreed to terminate the intercompany agreement. We believe the termination of the intercompany agreement is an important step in our efforts to pursue our strategy of increasing our investment in hotels and resorts since we can now pursue real estate investment opportunities without first having to offer the opportunity to MeriStar Hospitality. See Footnote 1 for details.

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

      In accordance with accounting principles generally accepted in the United States of America, we treated the merger as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Interstate was considered the acquiring enterprise for financial reporting purposes. Interstate established a new accounting basis for MeriStar’s assets and liabilities based upon their estimated fair values as of July 31, 2002, the effective date of the merger. We accounted for the merger as a reverse acquisition, with Interstate as the accounting acquiror and MeriStar as the surviving company for legal purposes.

Business Overview

      General — We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center and golf markets. We also own one hotel property and hold non-controlling equity interests in 11 joint ventures which hold ownership interests in 28 of our managed properties. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services.

      As of June 30, 2004, we managed 269 properties, with 60,430 rooms in 40 states, the District of Columbia, Canada, Russia and Portugal. As of June 30, 2004, we had 3,130 apartments under lease or management through our BridgeStreet corporate housing division in the United States, France and the United Kingdom.

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

      We manage all but 2 of the properties owned by MeriStar Hospitality, a real estate investment trust, or REIT. As of June 30, 2004, MeriStar Hospitality owned 78 properties, seven of which MeriStar Hospitality has stated it intended to dispose of. Our relationship with MeriStar Hospitality has been governed in part by an intercompany agreement. That agreement provided each of us the right to participate in certain transactions entered into by the other company.

      Effective July 1, 2004, MeriStar Hospitality and we have agreed to terminate the intercompany agreement. We believe the termination of the intercompany agreement is an important step in our efforts to pursue our strategy of increasing our investment in hotels and resorts since we can now pursue real estate investment opportunities without first having to offer the opportunity to MeriStar Hospitality. In connection with the termination of the intercompany agreement we have agreed to modify the management agreements under which we manage the MeriStar Hospitality hotels as follows:

•	MeriStar Hospitality may terminate management agreements each year representing up to 600 rooms with the payment of a termination fee equal to 18 months of management fees and, if all 600 rooms are not terminated in a given year, the remaining portion of the 600 rooms may be terminated in the subsequent year with the same termination fee;

•	MeriStar Hospitality may terminate a management agreement if we make an investment, in the form of debt or equity, in a hotel that is in the competitive set of the MeriStar Hospitality hotel (provided that the termination can only occur between 12 and 18 months following the date the investment is made); and

•	the period during which termination fees are paid (other than as described in the first bullet point above) is extended from 30 months to 48 months; provided that the period during which MeriStar Hospitality may reduce the termination fee by providing a new hotel for us to manage to replace the terminated hotel will remain 30 months.

      In addition, in connection with the termination of the intercompany agreement, MeriStar Hospitality and we have resolved our $5,000 dispute over the calculation of termination fees. We have agreed to calculate the termination fees based upon an average of the present value of remaining management fees due to us under the contract (a) discounted as individual monthly payments and (b) discounted based on a lump sum payment at the end of the contract term. We have agreed to provide MeriStar Hospitality with a $2,500 credit against termination fees owed for hotels to be sold by MeriStar Hospitality in the future (other than the seven hotels MeriStar Hospitality intends to sell as of June 30, 2004). The termination of the intercompany agreement and the resolution of the dispute over the calculation of the termination fees did not have any accounting consequences on the second quarter.

      Revenue — Our revenue consists of:

•	management fee revenue, which consists of management fees earned under our management agreements and includes termination fees as they are earned;

•	corporate housing revenue, which consists of revenues from our BridgeStreet corporate housing division;

•	lodging revenue, which consists of rooms, food and beverage and other department revenues from our owned hotel; and

•	other revenue, which consists of insurance revenue from Northridge Insurance Company, purchasing revenue, accounting fees, technical services fees, information technology support fees, purchasing fees, and other fees.

      We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, (“EITF”) No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-pocket Expenses,” establishes standards for accounting for reimbursable expenses in our income statement. Under this pronouncement, the reimbursement of payroll, benefits and related costs is reported as “other revenue from managed properties”, with a corresponding expense reported as “other expenses from managed properties” in our statement of operations.

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

      Undistributed operating expenses include the following items:

•	administrative and general expenses, which are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate expenses;

•	depreciation and amortization; and

•	other costs, such as merger and integration costs, asset impairments and other write-offs, restructuring charges and other costs that are not allocable to hotel management or corporate housing.

Recent events

      Termination of Intercompany Agreement — Effective July 1, 2004, MeriStar Hospitality and we have agreed to terminate our intercompany agreement, as discussed above.

      Termination of Management Agreements — In connection with the merger of MeriStar and Interstate in 2002, we assigned estimated fair values to each of the management agreements considered purchased by Interstate, the accounting acquiror in the merger. These assigned fair values are included as intangible assets on our balance sheet. We are amortizing these intangible assets over the terms of the management agreements. If one of these management agreements is terminated prior to its full term, for example, due to the sale of a hotel or an owner choosing to exercise a termination clause, we will record a loss on the write-off of the related unamortized intangible asset value. The hotel operating environment has caused some owners of our managed hotels to sell hotels. When a hotel is sold, we are usually replaced as the hotel’s manager. During the first half of 2004, MeriStar Hospitality sold 15 hotels that we had managed, including four in the second quarter. We wrote-off $4,388 of unamortized management contract costs associated with the disposed hotels for the six months ended June 30, 2004, with $1,092 relating to second quarter dispositions. This amount is included in asset impairments and other write-offs in our statements of operations. As of June 30, 2004, MeriStar Hospitality has stated its intention to sell an additional seven hotels as part of its asset disposition plan, all of which we manage. When they are sold, we estimate that we will write off an additional $2,757 in management contract intangibles.

      Generally, if we are terminated as manager upon the sale of one of MeriStar Hospitality’s hotels, we will receive a termination fee equal to the discounted value of remaining payments as defined in the management agreement. Historically, any termination fee was to be paid in thirty equal monthly installments, without interest, commencing the month following the termination. In connection with the termination of the Intercompany Agreement in July 2004, we extended this payment period to 48 months. MeriStar Hospitality will be able to credit against any termination payments still due at the time, the discounted value of projected fees, as defined in the management agreements, of any new management agreements entered into with us during the thirty-month period following the contract termination. As of June 30, 2004, we would be entitled to receive approximately $12,641 of termination fees relating to hotels sold by MeriStar Hospitality, and approximately $2,764 relating to the seven hotels that MeriStar Hospitality intends to sell as of June 30, 2004, assuming no new contracts are executed and used as offsets to the termination fees due us.

      Our management agreements with other owners generally provide for limited termination fees if our management agreement is terminated upon the sale of the hotel. We record termination fees as management fee revenue as they are earned. We have recorded $1,534 and $2,621 of termination fees included in our statement of operations for the three and six months ended June 30, 2004, with no like revenue in the same periods of 2003.

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

Related Party Transactions

      Related parties, as defined in SFAS 57 “Related Party Disclosures”, include MeriStar Hospitality, the hotels included in our real estate joint ventures, and a small number of hotels which are affiliated with certain of our directors. Total management fees from related parties amounted to $8,720 and $16,685 for the three and six months ended June 30, 2004, and $7,882 and $15,364 for the three and six months ended June 30, 2003, respectively.

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

      We review long-lived assets for impairment when one or more of the following events have occurred:

•	current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows;

•	a significant loss of management contracts without the realistic expectation of a replacement;

•	the unplanned departure of an executive officer or other key personnel, which could adversely affect our ability to maintain our competitive position and manage future growth;

•	a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of the long-lived assets; or

•	events that could cause significant adverse changes and uncertainty in business and leisure travel patterns.

      During the second quarter of 2004, we wrote off $1,092 of unamortized management contract costs relating to terminated contracts. We did not record any asset impairments during the second quarter.

      Impairment of Goodwill — In accordance with SFAS No. 142, annually, or as circumstances warrant, we perform an analysis to determine whether the carrying value of our goodwill has been impaired. To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized in an amount equal to that excess. Any impairment losses are recorded as operating expenses. We did not recognize any impairment losses for goodwill in the second quarter of 2004 or during 2003.

      Valuation Allowances — We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At June 30, 2004, we have a $13,000 valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. The valuation allowance has not changed from the amount recorded at December 31, 2003. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurs, we would record a charge to the income tax provision in that period.

      The utilization of our net operating loss carryforwards will be limited by the provisions of the Internal Revenue Code. The valuation allowance we recorded included the effect of the limitations on our deferred tax assets arising from net operating loss carryforwards.

      We record an allowance for doubtful accounts receivable based on our judgment in determining the ability and willingness of hotel owners to make required payments. Our judgments in determining customer ability and willingness to pay are based on past experience with hotel owners and our assessment of the current and future operating environments for hotel owners. If a customer’s financial condition deteriorates or a management contract is terminated in the future, this could decrease a hotel owner’s ability, willingness or obligation to make payments. If that occurs, we might have to make additional allowances, which could reduce our earnings.

Non-GAAP Financial Measures

      Adjusted EBITDA represents earnings (losses) before interest, income tax expense (benefit), depreciation and amortization, equity in earnings (losses) of affiliates, discontinued operations, and in 2003, a gain on refinancing.

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

      We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	A significant portion of our assets consists of intangible assets. Of those intangible assets, our management contracts are amortized over their remaining terms, and, in accordance with generally accepted accounting principles, those assets are subject to straight-line amortization. Because depreci-

ation and amortization are non-cash items, we believe that presentation of Adjusted EBITDA is a useful supplemental measure of our operating performance;

•	Adjusted EBITDA is widely used in the hotel industry to measure operating performance without regard to items such as depreciation and amortization; and

•	We believe Adjusted EBITDA helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our asset base (primarily depreciation and amortization) from our operating results.

      Our management uses Adjusted EBITDA:

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our asset base (primarily depreciation and amortization) from our operating results;

•	in presentations to our Board of Directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including the preparation of our annual operating budget;

•	for compensation purposes, including the basis for bonuses and other incentives for certain employees;

•	as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and

•	as one measure in determining the value of other acquisitions and dispositions.

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

      The other items in the tables below represent operating segment activity and assets for the non-reportable segments. Adjusted EBITDA from other activities includes merger and integration costs, restructuring charges, asset impairments and other write-offs and discontinued operations. The table shown below reconciles Adjusted EBITDA to net income (loss) for the periods presented.

      Adjusted EBITDA should be considered in addition to, not as a substitute for or as being superior to, operating income (losses), cash flows, or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

	Hotel	Corporate
	Management	Housing	Other	Total

Three months ended June 30, 2004
Net income (loss)	$1,808	$(846)	$(3,613)	$(2,651)
Adjustments:
Depreciation and amortization	1,979	359	—	2,338
Interest expense, net	1,170	398	—	1,568
Equity in losses of affiliates	165	—	—	165
Discontinued operations	—	973	—	973
Minority interest expense (benefit)	20	(9)	(40)	(29)
Income tax expense (benefit)	679	(318)	(1,357)	(996)

Adjusted EBITDA	$5,821	$557	$(5,010)	$1,368

Three months ended June 30, 2003
Net income (loss)	$1,442	$(1,092)	$(837)	$(487)
Adjustments:
Depreciation and amortization	3,205	413	—	3,618
Interest expense, net	1,887	630	—	2,517
Equity in losses of affiliates	218	—	—	218
Discontinued operations	—	439	—	439
Minority interest expense (benefit)	21	(16)	(12)	(7)
Income tax expense (benefit)	962	(729)	(558)	(325)

Adjusted EBITDA	$7,735	$(355)	$(1,407)	$5,973

Six months ended June 30, 2004
Net income (loss)	$1,961	$(2,144)	$(6,212)	$(6,395)
Adjustments:
Depreciation and amortization	3,980	753	—	4,733
Interest expense, net	2,455	835	—	3,290
Equity in losses of affiliates	941	—	—	941
Discontinued operations	—	1,237	—	1,237
Minority interest expense (benefit)	23	(25)	(73)	(75)
Income tax expense (benefit)	1,056	(1,155)	(3,345)	(3,444)

Adjusted EBITDA	$10,416	$(499)	$(9,630)	$287

	Hotel	Corporate
	Management	Housing	Other	Total

Six months ended June 30, 2003
Net income (loss)	$(412)	$(2,805)	$7,158	$3,941
Adjustments:
Depreciation and amortization	7,442	817	—	8,259
Interest expense, net	3,619	1,206	—	4,825
Equity in losses of affiliates	566	—	—	566
Discontinued operations	—	814	—	814
Gain on refinancing term loan from related party	—	—	(13,629)	(13,629)
Minority interest expense (benefit)	(17)	(115)	293	161
Income tax expense (benefit)	(274)	(1,870)	4,771	2,627

Adjusted EBITDA	$10,924	$(1,953)	$(1,407)	$7,564

Results of Operations

      Outlook — Through the end of 2003, the sluggish economy, the conflict in Iraq, fear of terrorist acts, health concerns for travelers, and delays and difficulties in travel due to heightened security measures at airports had a major impact on our operating results. Because of the significant slowdown of the economy over the past three years, our managed hotels generally experienced significant declines in occupancy and average daily rates. Weaker hotel performance reduced our base and incentive management fees, and also gave rise to additional losses from minority investments we had made in connection with some of the hotels that we manage.

      The economy, the conflict in Iraq and traveler health concerns due to SARS negatively impacted the demand for corporate relocations and long-term assignments, two primary drivers of our corporate housing operations. The second quarter of 2004 demonstrated encouraging Adjusted EBITDA improvement compared to second quarter 2003, as we continue to focus on stronger markets such as New York, Washington, DC, Chicago and London. In addition, we have reduced our inventory in areas where demand is weak or declining, as evidenced by the disposal of the Toronto market in June 2004, where long-term leases have previously not permitted us to adjust our inventory as flexibly as in other markets. Our goal going forward is to shorten the length of our lease commitments where possible and look for more opportunities to convert higher risk apartment blocks into management arrangements. This disposal of the Toronto operation eliminated a significant drag on the corporate housing operation’s Adjusted EBITDA, and we expect this will have a positive effect on the operations going forward.

      In our hotel management operations, the six month period ending June 30, 2004 was the first period in the last several years in which our operating statistics demonstrated significant improvement. Revenue per available room (RevPAR) has improved 6.2%, occupancy is up 2.5% and average daily rate (ADR) is up 3.6%, all compared to the same period of the prior year. These improvements are primarily attributable to the improvement in the U.S. economy. The gross domestic product rose at an annual rate of 3% in the second quarter of 2004, after a 4.2% rise in the first quarter, and a 4.1% rise in the fourth quarter of 2003. In addition, excluding managed hotels that are held for sale by the owner or undergoing extensive renovations, during the first six months of 2004, RevPAR improved 9.8%, occupancy rose 4.4% and ADR increased 5.2%, all compared to the same period of prior year. We are encouraged by these improvements and expect that our operations will improve if these trends continue.

Three months ended June 30, 2004 compared with three months ended June 30, 2003

      Overview — At June 30, 2004 we managed 269 properties, with 60,430 guest rooms, compared to 347 properties with 75,556 guest rooms at June 30, 2003, and 295 properties with 65,250 guest rooms at

December 31, 2003. Hotels under management were reduced by a net of 78 from June 30 of preceding year, with the majority of the reductions due to the following:

•	The sale of 27 properties by MeriStar Hospitality since June 30, 2003, in connection with its asset disposition plan. (See Termination of Management Contracts above for detail).

•	In July of 2003, CNL Hospitality (“CNL”) acquired RFS Hotel Investors, Inc. (“RFS”), for whom we managed 50 properties. CNL terminated our management contracts for 28 of these properties. We retained management of the remaining 22 hotels, with market-based management fees.

      Although our total number of managed hotels has decreased, our Adjusted EBITDA has not been materially negatively impacted, as most of the terminated contracts were significantly less advantageous to us economically than the contracts which we retained or added. For example, we are entitled to termination fees from MeriStar Hospitality (see Termination of Management Contracts above for detail of termination fees), and the majority of hotels that we have retained or added are higher quality, upscale properties generating more revenue than those that were not retained. The majority of the properties terminated by CNL were select-service and therefore did not generate significant Adjusted EBITDA. In addition, these management contracts had limits on the amount of revenue we could earn, whereas the new management contracts for the retained properties do not.

     Revenue

      The following table shows the operating statistics for our managed hotels on a same store basis for the three months ended June 30 (dollars not in thousands):

	2004	2003	Change

Revenue per available room (RevPAR)	$74.37	$69.27	7.4%
Average daily rate (ADR)	$105.03	$100.09	4.9%
Occupancy	70.8%	69.2%	2.3%

      Our total revenue decreased $4,401, or 1.7%, to $253,304 for the three months ended June 30, 2004 compared to $257,705 for the three months ended June 30, 2003. Major components of this decrease were:

•	Revenue from managed properties, which we record as revenue under EITF 01-14 decreased by $5,279. This decrease is directly related to the decreased number of hotel employees and related reimbursable salary and other expenses resulting from a lower number of managed hotels.

•	Revenue from our corporate housing operations has increased $1,232, or 4.5%, to $27,555 for the three months ended June 30, 2004 from $26,323 for the three months ended June 30, 2003. This increase in revenue is attributable to several offsetting factors. We experienced significant increases in revenue in our Chicago, New York and Washington, D.C. markets due to an increase in units rented combined with strong average daily rates. This increase was almost entirely offset by the reduction of operations in our Raleigh market, and the disposal of operations in our Toronto market, plus a reduction of units rented in our London market.

•	Revenues from management fees remained fairly stable with a decrease of approximately $430, or 2.8%, to $14,968 for the three months ended June 30, 2004 compared to $15,398 for the three months ended June 30, 2003, resulting from a decrease in number of managed hotels. This was offset by termination fees of $1,534 we earned, with the majority from properties terminated by MeriStar Hospitality.

     Operating expenses by department

      Total operating expenses by department increased $409, or 1.9%, to $22,469 for the three months ended June 30, 2004 compared to $22,060 for the three months ended June 30, 2003. Operating expenses by department include expenses that are related to lodging from our owned hotel, and to our corporate housing division. This increase is primarily due to an increase in corporate housing expenses, due to a focus on unit growth in high potential markets, including New York, London, Chicago and Washington D.C.

     Undistributed operating expenses

      Total undistributed operating expenses increased $3,789 or 17.9%, to $24,974 for the three months ended June 30, 2004, compared to $21,185 for the three months ended June 30, 2003. Major factors affecting the increase were:

•	Restructuring charges were $3,312 for the three months ended June 30, 2004, with no similar expense in the same period last year. In the second quarter of 2004, we recorded $3,312 related to severance costs for our former CEO.

•	Administrative and general expenses increased $1,466, or 9.1%, to $17,626 for the three months ended June 30, 2004, from $16,160 for the three months ended June 30, 2003. Our administrative and general expenses are fairly consistent with the prior year, with the largest increase being in incentive compensation, as last June we recorded an adjustment to reduce this accrual in order to align it with our then updated 2003 projections. In addition, professional fees have increased primarily related to the compliance with the Sarbanes-Oxley legislation. Partially offsetting this is a decrease in expenses following the closing of our Flagstone subsidiary, in the fourth quarter of 2003, in connection with the termination of the CNL management contracts.

•	Asset impairments and other write-offs increased $897, to $1,698 for the three months ended June 30, 2004, from $801 for the same period last year. The majority of this expense is due to the write-off of management contract costs, mainly related to hotel properties sold by MeriStar Hospitality, in connection with its announced asset disposition plan. We wrote-off $1,092 of management contracts, all of which were related to properties sold by MeriStar Hospitality during the second quarter of 2004, as compared to $801 in second quarter of 2003. Of the 2003 amount, $214 related to properties sold by MeriStar Hospitality and $587 related to 33 properties sold by Winston Hotels, Inc. In addition, during the second quarter of 2004, we pursued a merger with a company with a significant portfolio of hotels, which was not completed. We incurred approximately $606 relating to legal and accounting fees and due diligence costs related to this potential merger.

•	Merger and integration costs were $606 for the three months ended June 30, 2003, with no similar expense for the three months ended June 30, 2004. These costs include professional fees, travel, relocation costs and other transition costs that were incurred in connection with the merger of MeriStar and Interstate in July of 2002.

•	This increase was offset partially by a decrease in depreciation and amortization expense of $1,280, or 35.4%, to $2,338 for the three months ended June 30, 2004, from $3,618 for the three months ended June 30, 2003. This decrease is primarily due to a large number of management contracts that became fully amortized during the second quarter of 2003 and the loss of certain management contracts during the year. This decrease was partially offset by the increase in purchases of property, plant and equipment during mid-2003 related to the relocation of our corporate office, and the increase in depreciation recorded on those assets.

      Reimbursable costs, which we record as expense under EITF 01-14, decreased by $5,274, or 2.5%, to $206,831 for the three months ended June 30, 2004, from $212,105 for the three months ended June 30, 2003. The primary reason for this is the decrease in the number of managed hotels from June 30, 2003 to June 30, 2004, directly resulting in a decreased number of hotel employees and related reimbursable salaries and other expenses.

     Loss from discontinued operations

      Loss from discontinued operations increased $534, to $973 for the three months ended June 30, 2004, from $439 for the same period of 2003. Discontinued operations relates to the disposal of the Toronto operation within our corporate housing division, which occurred in June of 2004. The increase in loss is partially attributable to expenses incurred of $698 in June of 2004, comprised of fixed asset write-offs, severance and other closing costs associated with the disposal. In addition, the Toronto operation experienced lower occupancy with a fixed cost structure due to long-term lease commitments, contributing to lower profit margins.

     Net loss

      Net loss increased $2,164 to $(2,651) for the three months ended June 30, 2004, from $(487) for the three months ended June 30, 2003. This increase in net loss is due to the decrease in net operating income of $3,325, due to the increased expenses as discussed above, specifically the restructuring charges and asset impairments and write-offs. This decrease in net operating income is partially offset by the following:

•	Net interest expense decreased $949 to $1,568 for the three months ended June 30, 2004, from $2,517 for the same period in 2003. We incurred less interest expense on our senior credit facility as we repaid $45,276 in the fourth quarter of 2003, using proceeds from a public equity offering. In addition, we incurred less interest expense on our non-recourse promissory note as we made two principal payments during the third quarter of 2003.

•	Our equity in losses of affiliates decreased $53 to $165 for the three months ended June 30, 2004, compared to $218 for the same period in 2003. These losses consist of our proportionate share of the net losses incurred by our non-controlling equity investments. We incurred greater losses in the 2004 period from our MIP Lessee, L.P. investment as the hotels were not performing as anticipated. This was offset by income from equity in earnings from our other joint ventures, including the 12% return we receive on our preferred investment in Interconn Ponte Vedra Company, LLC.

•	Income tax benefit was $996 for the three months ended June 30, 2004, compared to $325 for the three months ended June 30, 2003. The main reason for this fluctuation is that we incurred a greater loss in the 2004 period, as opposed to the 2003 period. Our effective tax rate is approximately 35% at June 30, 2004 and 40% at June 30, 2003.

     Adjusted EBITDA

      Adjusted EBITDA decreased $4,605, to $1,368 for the three months ended June 30, 2004, from $5,973 for the three months ended June 30, 2003. This decrease is due to the following:

•	Net income from hotel management operations increased $366, to $1,808 for the three months ended June 30, 2004, from $1,442 for the three months ended June 30, 2003. Hotel management’s Adjusted EBITDA decreased $1,914 to $5,821 for the three months ended June 30, 2004, from $7,735 for the three months ended June 30, 2003. The main reason for the decrease is an adjustment in 2003 to reduce the incentive compensation accrual based on revised annual projections at that time, offset by the stable growth in revenue quarter over quarter and the absence of expenses related to our Flagstone subsidiary, beginning in the fourth quarter of 2003, as discussed above.

•	Net loss from corporate housing operations decreased $246, to $846 for the three months ended June 30, 2004, from $1,092 for the same period of 2003. Corporate housing’s Adjusted EBITDA increased $912, to $557 for the three months ended June 30, 2004, from $(355) for the same period of 2003. The increase in Adjusted EBITDA is primarily attributed to improved rental rates and margins, reduced overhead costs and disposal of underperforming markets.

•	Net loss from other activities increased $2,776, to $3,613 for the three months ended June 30, 2004, from $837 for the three months ended June 30, 2003. Adjusted EBITDA from other activities decreased $3,603, to $(5,010) for the three months ended June 30, 2004, from $(1,407) for the three months ended June 30, 2003. In 2004, other activity includes restructuring charges of $3,312 relating to severance for our former CEO, and $1,698 of asset impairments and other write-offs, compared to the 2003 period which only includes asset impairments and other write-offs of $801. The reason for the increase in asset impairments and write-offs in 2004 is that MeriStar Hospitality disposed of more hotels in the second quarter of 2004 than 2003, resulting in more management contract write-offs. Also included in the second quarter 2004 asset impairments and write-offs is $606 of costs relating to a potential merger that was not completed. There was no similar expense in 2003.

Six months ended June 30, 2004 compared with six months ended June 30, 2003

Revenue

      The following table shows the operating statistics for our managed hotels on a same store basis for the six months ended June 30 (dollars not in thousands):

	2004	2003	Change

Revenue per available room (RevPAR)	$70.86	$66.73	6.2%
Average daily rate (ADR)	$104.30	$100.66	3.6%
Occupancy	67.9%	66.3%	2.4%

      Our total revenue decreased $23,887, or 4.7%, to 489,357 for the six months ended June 30, 2004 compared to $513,244 for the six months ended June 30, 2003. Major components of this decrease were:

•	Revenue from management fees decreased $1,117, or 3.8%, to $28,646 for the six months ended June 30, 2004, from $29,763 for the six months ended June 30, 2003. While our RevPAR, ADR and occupancy have improved year over year, the decrease in total number of hotels under management has caused a slight decrease in our total management fee revenue. (See Overview above for detail of terminated contracts). The decrease due to the terminated management contracts was offset by termination fees of $2,261 for the six months of 2004, with the majority relating the properties sold by MeriStar Hospitality.

•	Revenue from our corporate housing operations has increased $1,523, or 3.0%, to $51,805 for the six months ended June 30, 2004 from $50,282 for the six months ended June 30, 2003. This increase in revenue is attributable to several factors. We experienced significant increases in revenue in our Chicago, New York and Washington, D.C. markets due to an increase in units rented combined with strong average daily rates. This increase was offset by the reduction of operations in our Raleigh market, and the disposal of operations in our Toronto market, plus a reduction of units rented in our London market.

•	Reimbursable costs, which we record as revenue under EITF 01-14, decreased by $23,621, or 5.6%, to $400,981 for the six months ended June 30, 2004, from $424,602 for the six months ended June 30, 2003. The primary reason for this is the decrease in number of managed hotels from June 30, 2003 to June 30, 2004, directly resulting in a decreased number of hotel employees and related reimbursable salaries and other expenses.

     Operating expenses by department

      Total operating expenses by department increased $458, or 1.1%, to $43,369 for the three months ended June 30, 2004 compared to $42,911 for the three months ended June 30, 2003. Operating expenses by department include expenses that are related to lodging from our owned hotel, and to our corporate housing division. This increase is primarily due to an increase in corporate housing expenses, due to a focus on unit growth in high potential markets, including New York, London, Chicago and Washington D.C.

     Undistributed operating expenses

      Total undistributed operating expenses increased $3,027 or 6.5%, to $49,453 for the six months ended June 30, 2004, compared to $46,426 for the six months ended June 30, 2003. Major factors affecting the increase were:

•	Asset impairments and write-offs were $6,191 for the six months ended June 30, 2004, compared $801 for the same period of 2003. The majority of this expense is due to the write-off of management contract costs, mostly related to hotel properties sold by MeriStar Hospitality, in connection with its announced asset disposition plan. We wrote-off $1,092 of intangible assets associated with these terminated management contracts during the second quarter, compared to $801 in 2003. Of the $801, $214 related to properties sold by MeriStar Hospitality, and $587 related to properties sold by Winston

Hotels, Inc. Also included in this amount for the 2004 period is a $563 write-off of a portion of our investment in MIP, Lessee, L.P., as it was deemed partially impaired based on purchase offers received for two of the hotels owned by the joint venture. We also wrote-off $538, representing our remaining investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center, as it was determined that the carrying value would not be recovered due to the hotel’s underperformance. The remaining $96 of expense relates to fixed asset write-offs associated with closing of our subsidiary that managed properties purchased by CNL (see Overview above).

•	Restructuring charges were $3,439 for the six months ended June 30, 2004, with no similar expense in the same period last year. In the second quarter of 2004 we recorded $3,312 related to severance costs for our former CEO, and in the first quarter we incurred $127 of severance costs associated with restructuring within our corporate housing division.

•	Administrative and general expenses increased $194, or 0.1%, to $35,090 for the six months ended June 30, 2004, compared to $34,896 for the six months ended June 30, 2003. Part of the increase is due to the increase in insurance expense. Northridge Insurance Company provides reinsurance on certain lines of coverage in order to improve the terms and conditions of insurance available to our clients. We incurred $1,300 of losses on our property reinsurance program, including one claim which reached our maximum per occurrence exposure of $1,000. Claims of this magnitude are unusual. Nonetheless, we have lowered our maximum per occurrence loss limit to $500 in order to reduce our exposure on future claims. In addition there was an increase in incentive compensation, as last June we recorded an adjustment to reduce this accrual in order to align it with our then updated 2003 projections. Professional fees have increased primarily related to the compliance with the Sarbanes-Oxley legislation. Offsetting this is a decrease in expenses following the closing of our Flagstone subsidiary in the fourth quarter of 2003, in connection with the termination of the CNL management contracts.

      The increase in the above was offset by the following:

•	Depreciation and amortization expense decreased $3,526, or 42.7%, to $4,733 for the six months ended June 30, 2004, from $8,259 for the six months ended June 30, 2003. This decrease is primarily due to a large number of management contracts that became fully amortized during the second quarter of 2003 and the loss of certain management contracts during the year. This decrease was partially offset by the increase in purchases of property, plant and equipment during mid-2003 relating to the relocation of our corporate office, and the related increase in depreciation on those assets.

•	Merger and integration costs were $2,470 for the six months ended June 30, 2003, with no similar expense for the six months ended June 30, 2004. These costs include professional fees, travel, relocation costs and other transition costs that were incurred in connection with merger of MeriStar and Interstate in July of 2002.

      Reimbursable costs, which we record as expense under EITF 01-14, decreased by $23,621, or 5.6%, to $400,981 for the six months ended June 30, 2004, from $424,602 for the six months ended June 30, 2003. The primary reason for this is the decrease in the number of managed hotels from June 30, 2003 to June 30, 2004, directly resulting in a decreased number of hotel employees and related reimbursable salaries and other expenses.

     Loss from discontinued operations

      Loss from discontinued operations increased $423, to $1,237 for the six months ended June 30, 2004, from $814 for the same period of 2003. Discontinued operations relates to the disposal of the Toronto operation within our corporate housing division, which occurred in June of 2004. The increase in loss is partially attributable to expenses incurred of $698 in June of 2004, comprised of fixed asset write-offs, severance and other closing costs associated with the disposal. In addition, the Toronto operation experienced lower occupancy with a fixed cost structure due to long-term lease commitments, contributing to lower profit margins.

     Net income (loss)

      Net income (loss) decreased $10,336 to $(6,395) for the six months ended June 30, 2004, from $3,941 for the six months ended June 30, 2003. In addition to the decrease in net operating income of $3,751, the most significant factor in the decrease in net income (loss) is the gain on debt refinancing in the amount of $13,629 recorded in the first quarter of 2003, with no similar item in 2004. At December 31, 2002, we had $56,069 of long-term debt under a term loan due to MeriStar Hospitality, which was due to mature on July 31, 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. We repaid the note for a discounted amount of $42,056 in January 2003. We financed part of the repayment with the proceeds from a $40,000 subordinated term loan and realized a gain of $13,629.

      In addition, our equity in losses of affiliates increased $375, or 66.3%, to $941 for the six months ended June 30, 2004, compared to $566 for the same period in 2003. These losses consist of our proportionate share of the net losses incurred by our non-controlling equity investments. We incurred greater losses in the 2004 period from our MIP Lessee, L.P. investment as the hotels were not performing as anticipated. These were partially offset by income from equity in earnings from our other joint ventures, including the 12% return we receive on our preferred investment in Interconn Ponte Vedra Company, LLC.

      Offsetting these items, net interest expense decreased $1,535, or 31.8%, to $3,290 for the six months ended June 30, 2004, from $4,825 for the same period in 2003. We incurred less interest expense on our senior credit facility as we made repayments of $45,276 in the fourth quarter of 2003, using proceeds from a public equity offering. In addition, we incurred less interest expense on our non-recourse promissory note as we made two principal payments during the third quarter of 2003.

      Income tax expense (benefit) was $(3,444) for the six months ended June 30, 2004, compared to $2,627 for the six months ended June 30, 2003. The main reason for this fluctuation is that we incurred a loss in the 2004 period, as opposed to income in the 2003 period. Our effective tax rate is approximately 35% in the 2004 period and was approximately 40% in the 2003 period.

     Adjusted EBITDA

      Adjusted EBITDA decreased $7,277, to $287 for the six months ended June 30, 2004, from $7,564 for the six months ended June 30, 2003. This decrease is due to the following:

•	Net loss from corporate housing operations decreased $661, to $2,144 for the six months ended June 30, 2004, from $2,805 for the same period of 2003. Corporate housing’s Adjusted EBITDA increased $1,454, to $(499) for the six months ended June 30, 2004, from $(1,953) for the same period 2003. The increase in Adjusted EBITDA can be primarily attributed to the improved rental rates and margins, reduced overhead costs and disposal of underperforming markets.

•	Net income (loss) from other activities decreased $13,370, to $(6,212) for the six months ended June 30, 2004, from $7,158 for the six months ended June 30, 2003. Adjusted EBITDA from other activities decreased $8,223, to $(9,630) for the six months ended June 30, 2004, from $(1,407) for the six months ended June 30, 2003. In 2004, other activity includes restructuring charges of $3,312 relating to severance costs for our former CEO, and $6,191 of asset impairments and write-offs, compared to the 2003 period which only includes asset impairments and other write-offs of $801, as discussed above.

      These decreases were offset by an increase in net income from hotel management operations of $2,373, to $1,961 for the six months ended June 30, 2004, from $(412) for the six months ended June 30, 2003. Hotel management’s Adjusted EBITDA decreased $508, to $10,416 for the six months ended June 30, 2004, from $10,924 for the six months ended June 30, 2003. The main reason for the decrease is the adjustment in 2003 to reduce the incentive compensation accrual, based on revised annual projections at that time, offset by the stable growth in revenue, increased insurance expense, and an absence of expenses related to our Flagstone subsidiary, beginning in the fourth quarter of 2003, as discussed above.

Liquidity and Capital Resources

      Working Capital — We had $2,521 of cash and cash equivalents at June 30, 2004, compared to $7,450 at December 31, 2003, and working capital (current assets less current liabilities) of $1,813 at June 30, 2004 compared to a deficit of $8,349 at December 31, 2003.

      Operating Activities — Net cash used in operating activities was $11,076 for the six months ended June 30, 2004 compared to net cash provided by operating activities of $9,571 for the six months ended June 30, 2003. The increased use of cash resulted primarily from reductions in the accounts payable and accrued liabilities balances, specifically the payments of incentive compensation and severance amounts during 2004, as well as timing of collections of accounts receivable.

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

      Investing Activities — Net cash provided by (used in) investing activities was $2,546 for the six months ended June 30, 2004 compared to $(4,477) for the six months ended June 30, 2003. One factor contributing to this increase in cash relates to the decrease in restricted cash during the first half of 2004 from our purchasing subsidiary. That subsidiary’s restricted cash consists of advances for capital expansion and renovation projects, and these amounts are used as the projects are performed. The decrease relates to the continuation of projects, as well as timing of advances. Another factor contributing to the increase in cash is the collections on certain of our advances to affiliates, primarily a note repaid by S.D.Bridgeworks in the amount of $2,687. Lastly, in 2003 we spent more on fixed asset purchases, when we moved our corporate offices from Washington, D.C. to Arlington, VA.

      We periodically make equity investments in entities that own hotel properties we manage. We evaluate these investment opportunities based on financial and strategic factors such as the estimated potential value of the underlying hotel properties and the management fee revenues we can obtain from operating the properties.

      Financing Activities — Net cash provided by financing activities was $3,095 for the six months ended June 30, 2004, compared $10,411 for the same period of 2003. This decrease in cash provided is mainly due to net borrowings and repayments of long-term debt. We had net borrowings of $3,688 in 2004, as opposed to $11,986 in 2003. In January 2003, we entered into a new $40,000 subordinated term loan, and repaid the MeriStar Hospitality term loan, realizing a gain of $13,629. In addition, in the second quarter of 2004 we redeemed 78,431 preferred operating partnership units for cash consideration, totaling $1,310, at a redemption price of $16.70 per unit. The preferred units were held by an affiliate of Mahmood J. Khimji, one of our directors.

      Senior credit agreement — Effective July 31, 2002, in connection with the closing of the MeriStar-Interstate merger, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement initially consisted of a $65,000 term loan and a $48,000 revolving credit facility. The term loan is payable in quarterly installments of $406 that began January 1, 2003, with the balance due on July 31, 2005. During the fourth quarter of 2003, using the proceeds from a public equity offering, we repaid $45,276 of the term loan. The revolving credit facility is due on July 28, 2005 (with a one-year renewal at our option). The interest rate on the senior credit agreement is LIBOR plus 3.00% to 4.50%, depending upon the results of certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At June 30, 2004, we were in compliance with these covenants. The senior credit agreement also includes pledges of collateral, including the following:

•	Ownership interests of all existing subsidiaries and unconsolidated entities as well as any future material subsidiary or unconsolidated entity;

•	Owned hospitality properties; and

•	Other collateral that is not previously prohibited from being pledged by any of our existing contracts/agreements.

      At June 30, 2004, borrowings under the senior credit agreement bore interest at a rate of 5.59% per annum, which is the 30-day LIBOR plus 3.50%. We are currently in the process of negotiating the refinancing of this facility, which we expect to complete during the third quarter of 2004.

      We incurred $592 and $1,200 of interest expense on the senior credit facility for the three and six months ended June 30, 2004, and $1,168 and $2,264 for the three and six months ended June 30, 2003. The decrease in interest expense resulted from our prepayment of $45,276 of our term loan with proceeds from our November 2003 public equity offering. As of August 6, 2004, the total availability under our senior credit agreement was $21,000.

      Non-recourse promissory note — In March 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the three and six months ended June 30, 2004, we incurred $112 and $223 of interest expense on the promissory note, respectively. For the three and six months ended June 30, 2003, we incurred $125 and $250 of interest expense on the promissory note, respectively.

      In June 2003, we made unscheduled principal payments totaling $447 on the note. As of June 30, 2004 the remaining balance on the promissory note is $3,723. In connection with one of the payments, our ownership interest in the partnership was reduced from 50% to 49.5% as FelCor made an additional contribution to the partnership at that time. After notifying FelCor, we have suspended further principal and interest payments on this non-recourse promissory note and, accordingly, we are in default under the note. We expect that we will ultimately transfer ownership of our equity interests in these joint ventures to FelCor in return for the extinguishment of the debt. We wrote off the investment in these partnerships in 2003.

      Subordinated term loan — In January 2003, in order to finance our repayment of our debt to MeriStar Hospitality at a discount, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under the senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At June 30, 2004, we were in compliance with these covenants. At June 30, 2004, borrowings under the subordinated term loan bore interest at a rate of 9.63% per annum. We incurred $973 and $1,946 of interest expense on the subordinated term loan for the three and six months ended June 30, 2004, respectively, and $997 and $1,887 of interest expense on the subordinated term loan for the three and six months ended June 30, 2003 respectively.

      Public equity offering — On November 26, 2003, in a public equity offering, we sold 8,500,000 shares of our common stock, par value $0.01 per share, at a price of $5.25 per share. An additional 500,000 shares of common stock were offered by our principal investor group. On December 16, 2003, the underwriters exercised their over-allotment option for an additional 601,900 shares.

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

Contractual Obligations and Maturities of Indebtedness

      The following table summarizes our contractual obligations at June 30, 2004 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment terms

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Senior credit facility	$46,286	$1,625	$44,661	$—	$—
Promissory Note	3,723	—	—	—	3,723
Subordinated Term-loan	40,000	—	40,000	—	—
Non-cancelable leases	143,012	70,286	37,727	10,483	24,516
Wyndham interest	433	433	—	—	—

Total	$233,454	72,344	122,388	10,483	28,239

      Long-Term Debt — For principal repayment and debt service obligations with respect to our long-term debt, see Note 7 to our consolidated financial statements.

      Lease Commitments — We lease apartments for our Corporate Housing division and office space for our corporate offices. The leases run through 2014 and are included in the table above.

      Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $3,222 to these hotel owners in the form of investments or loans, if requested. The loans may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion.

      Letter of Credit — We have a $2,500 letter of credit outstanding from Interstate Operating Co. L.P. and Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on June 25, 2005.

      Equity Investment Funding — In connection with our equity investments in hotel real estate, we are partners or members of various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. The timing and amount of such contributions of capital, if any, is currently unknown and is therefore not reflected in the chart set forth above. We have minority equity interests in 11 hotel real estate limited partnerships and limited liability companies. We do not guarantee the debt or other obligations of any of these investments.

      Wyndham interest — Wyndham International, Inc., (“Wyndham”) holds a 1.6627% non-controlling economic interest in one of our operating subsidiaries. In conjunction with the MeriStar-Interstate merger, we accelerated the timing of Wyndham’s right to require us to redeem this interest. Effective July 20, 2002, Wyndham has the right to require us to redeem this interest. The estimated value of this interest at June 30, 2004 is $433 and is included in accounts payable-related parties in our consolidated balance sheet.

      Redeemable Preferred Operating Partnership Units — At June 30, 2004, we had 247,122 Class A units outstanding in our subsidiary operating partnership, Interstate Operating Company, L.P. This partnership indirectly holds substantially all of our assets. We had outstanding preferred units that were held by an affiliate of Mahmood J. Khimji, one of our directors. On May 3, 2004, we redeemed all 78,431 preferred units for cash consideration, totaling $1,310, at a redemption price of $16.70 per unit, which was paid to Mr. Khimji’s affiliates.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

      Our senior secured credit facility matures July 31, 2005, with a one year extension of the revolving portion at our option. At June 30, 2004, we had borrowings of $46,286 outstanding on the facility. Interest on the debt is variable, based on the 30-day LIBOR plus a spread of 3.0% to 4.5% depending on the results of certain financial tests. At June 30, 2004, the senior credit facility bore interest at a rate of 5.59% per annum, which is the 30-day LIBOR plus 3.50%. We have determined that the fair value of the debt approximates its carrying value. We are currently in the process of refinancing this facility. We expect to complete the refinancing in the third quarter of 2004. We expect to write off approximately $990 of net deferred financing costs associated with this facility at the time of the refinancing.

      Our subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, at our option, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. Interest on the debt is based on the 30-day LIBOR plus 850 basis points. At June 30, 2004, borrowings under the subordinated term loan bore interest at a rate of 9.63% per annum. We have determined that the fair value of the debt approximates its carrying value.

      Our non-recourse promissory note to FelCor with a balance of $3,723 is due on December 31, 2010. Interest on the note is payable monthly at the rate of 12% per annum. We believe that our non-recourse promissory note would have no value to a third party. We intend to exchange the non-recourse promissory note for our equity interests in the related joint ventures, as discussed in Note 6. The carrying value of our investments in these partnerships have been previously written down to zero.

      In October 2002, we entered into a $30,000, two-year interest rate swap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day LIBOR at 2.50%. The fair value of the swap agreement was a liability of $104 at June 30, 2004.

      In March 2003, we entered into a $35,000, twenty-two month interest rate cap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 4.50%. At June 30, 2004, the fair value of this cap agreement was insignificant.

      Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $155 and $307 for the three and six months ended June 30, 2004, respectively, and by approximately $247 and $494 for the three and six months ended June 30, 2003, respectively.

      Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 2.9% and 3.1% of our total revenue for the three and six months ended June 30, 2004, respectively, from services performed in Canada, the United Kingdom, France, and Russia. Our foreign currency transaction gains and losses were $(21) and $(105) for the three and six months ended June 30, 2004, respectively, and are included in accumulated comprehensive income (loss) on our statements and other comprehensive income (loss) of operations, net of tax. To date, since most of our foreign operations have been largely self-contained or dollar-denominated, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

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

      We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer and our chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were adequate and effective in ensuring that material information relating to us and our consolidated subsidiaries would be made known to us by others within those entities, particularly during the period in which this report was being prepared.

Changes in Internal Controls

      There has not been any material change in our internal control over financial reporting that has occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      Our annual meeting of stockholders was held on May 27, 2004.

      At that meeting, the following matters were submitted to a vote of our stockholders:

      Item No. 1

      To approve the re-election as directors of the Company to serve three-year terms expiring at the Annual Meeting in 2007 and until their successors are duly elected and qualified.

	For	Withheld

John J. Russell, Jr.	21,392,827	84,160
Leslie R. Doggett	15,993,403	5,483,584
James B. McCurry	21,372,969	104,018

      Item No. 2

      To approve the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2004.

For	21,430,464
Against	43,753
Abstain	2,770

Item 5.     Other Information

Forward-Looking Information

      Information both included in and incorporated by reference in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe”, “intend”, or “project” or the negative thereof or other variations thereon or comparable terminol-

ogy. Factors which could have a material adverse effect on our operations and future prospectus include, but are not limited to:

•	changes in national, regional and local economic conditions;

•	changes in local real estate market conditions;

•	the impact of the September 11, 2001 terrorist attacks and actual or threatened future terrorist incidents or hostilities;

•	the aftermath of the war with Iraq, continuing conflicts in that geographic region and related ongoing U.S. involvement;

•	international geopolitical difficulties or health concerns;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	the creditworthiness of the owners of the hotels that we manage and the risk of bankruptcy by hotel owners;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in interest rates and in the availability, cost and terms of financing;

•	changes in laws and regulations applicable to us, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;

•	present or future environmental legislation;

•	failure to renew essential management contracts or business leases;

•	uninsured property, casualty and other losses;

•	competition from other hotels, resorts and recreational properties, some of which may have greater marketing and financial resources than we or the owners of the properties we manage have;

•	limitations on our ability to quickly dispose of investments and respond to changes in the economic or competitive environment due to the illiquidity of real estate assets;

•	the ability of any joint venture in which we invest to service any debt they incur and the risk of foreclosure associated with that debt;

•	construction or renovation delays and cost overruns;

•	our ability to adjust our leases for corporate housing units to match market demand;

•	variations in lease and room rental rates;

•	changes in the market for particular types of assets;

•	labor disturbances or shortages of labor; and

•	loss of any executive officer or failure to hire and retain highly qualified employees.

      These factors and the risk factors referred to above could cause actual results or outcomes to differ materially from our historical results and those expressed in any forward-looking statements made or incorporated by reference in this registration statement. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not undertake to amend or update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2003, should be considered in evaluating any forward-looking statements in this quarterly report on Form 10-Q.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.	1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3.1.	2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.	3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.	1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.2		Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).
4.2.	1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.	2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

Exhibit No.	Description of Document

4.4	Registration Rights Agreement, dated June 30, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended June 30, 1999).
10.1	Termination of the Intercompany Agreement between the Company and MeriStar Hospitality Corporation.
10.2	Form of William Richardson’s employment agreement with the Company.
10.3	Separation Agreement, dated as of April 1, 2004, between the Company and Paul W. Whetsell.
31.1	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31.2	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32.1	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.
32.2	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.

      (b) Reports on Form 8-K

      Current report on Form 8-K (Item 12) dated and filed May 5, 2004, regarding the first quarter earnings press release.

      Current report on Form 8-K (Item 12) dated and filed August 4, 2004, regarding the second quarter earnings press release.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

/s/ J. WILLIAM RICHARDSON

J. William Richardson
Chief Financial Officer
(Duly authorized officer)
(Principal financial and accounting officer)

Dated: August 9, 2004