Form 10-Q
period 2004-09-30
INTERSTATE HOTELS & RESORTS INC
filed 2004-11-08
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

      The number of shares of Common Stock, par value $0.01 per share, outstanding at November 5, 2004 was 30,657,397.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1:     Financial Statements

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,727	$7,450
Restricted cash	1,886	3,250
Accounts receivable, net of allowance for doubtful accounts of $2,998 at September 30, 2004 and $3,529 at December 31, 2003	31,523	25,531
Due from related parties	8,270	14,649
Prepaid expenses and other current assets	10,348	9,342

Total current assets	61,754	60,222
Marketable securities	1,577	2,556
Property and equipment, net	24,104	27,056
Notes receivable	6,117	6,044
Officers and employees notes receivable	74	86
Investments and advances to affiliates	11,023	15,825
Deferred income taxes	22,123	18,673
Goodwill	92,123	92,123
Intangible assets, net	46,349	55,338

Total assets	$265,244	$277,923

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$57,989	$66,513
Accounts payable — related parties	433	433
Current portion of long-term debt	16,880	1,625

Total current liabilities	75,302	68,571
Deferred compensation	1,577	2,556
Long-term debt	70,723	84,696

Total liabilities	147,602	155,823
Minority interests	928	3,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized	—	—
Common stock, $0.01 par value; 250,000 shares authorized; 30,657 and 29,951 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	307	300
Treasury stock	(69)	(69)
Paid-in capital	188,776	183,849
Accumulated other comprehensive income, net of tax	600	837
Accumulated deficit	(72,900)	(66,205)

Total stockholders’ equity	116,714	118,712

Total liabilities, minority interests and stockholders’ equity	$265,244	$277,923

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue:
Lodging revenues	$905	$929	$2,476	$2,697
Management fees	5,453	6,689	17,414	20,811
Management fees-related parties	6,660	7,152	23,345	22,793
Corporate housing	31,701	27,480	83,506	77,762
Other revenue	4,245	3,778	10,599	10,607

	48,964	46,028	137,340	134,670
Other revenue from managed properties	200,314	219,649	601,295	644,251

Total revenue	249,278	265,677	738,635	778,921
Operating expenses by department:
Lodging expenses	594	627	1,678	1,911
Corporate housing	25,836	22,336	68,121	63,963
Undistributed operating expenses:
Administrative and general	16,585	15,121	51,675	50,017
Depreciation and amortization	2,241	2,591	6,974	10,850
Merger and integration costs	—	874	—	3,344
Restructuring charges	42	—	3,481	—
Asset impairments and other write-offs	1,601	1,979	7,792	2,780

	46,899	43,528	139,721	132,865
Other expenses from managed properties	200,314	219,649	601,295	644,251

Total operating expenses	247,213	263,177	741,016	777,116

Net operating income (loss)	2,065	2,500	(2,381)	1,805

Interest income	(111)	(209)	(801)	(652)
Interest expense	2,113	2,565	6,093	7,833
Equity in losses of affiliates	5	292	946	858
Gain on refinancing term loan from related party	—	—	—	(13,629)

Income (loss) from continuing operations before minority interest and income taxes	58	(148)	(8,619)	7,395
Income tax expense (benefit)	351	(252)	(3,093)	2,375
Minority interest expense (benefit)	7	23	(68)	184

Income (loss) from continuing operations	(300)	81	(5,458)	4,836
Loss from discontinued operations	—	(459)	(1,237)	(1,273)

Net income (loss)	$(300)	$(378)	$(6,695)	$3,563

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(104)	(70)	(209)	164
Unrealized gain (loss) on investments and other	(84)	396	(28)	350

Comprehensive income (loss)	$(488)	$(52)	$(6,932)	$4,077

Basic earnings (loss) per share from continuing operations	$(0.01)	$0.00	$(0.18)	$0.23
Basic earnings (loss) per share from discontinued operations	—	(0.02)	(0.04)	(0.06)

Basic earnings (loss) per share	$(0.01)	$(0.02)	$(0.22)	$0.17

Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.00	$(0.18)	$0.23
Diluted earnings (loss) per share from discontinued operations	—	(0.02)	(0.04)	(0.06)

Diluted earnings (loss) per share	$(0.01)	$(0.02)	$(0.22)	$0.17

Weighted average number of basic shares outstanding	30,637	20,649	30,431	20,612
Weighted average number of diluted shares outstanding	30,637	20,649	30,507	20,891

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$(6,695)	$3,563
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,024	10,994
Gain on refinancing	—	(13,629)
Equity in loss of affiliates	946	858
Minority interest	(68)	133
Deferred income taxes	(3,368)	1,608
Write-off of assets	7,792	3,755
Other	(270)	448
Grant of stock for severance	3,181	—
Loss on disposal of assets of discontinued operations	376	—
Changes in assets and liabilities:
Accounts receivable, net	(5,785)	(7,089)
Due from related parties	6,379	—
Prepaid expenses and other current assets	(927)	2,825
Accounts payable and accrued expenses	(8,383)	14,658

Net cash provided by operating activities	202	18,124

Cash flows from investing activities:
Proceeds from sale of stock	522	—
Change in restricted cash	1,364	(1,847)
Purchases of property and equipment, net	(2,061)	(7,726)
Purchases of intangible assets	(1,109)	(707)
Net cash (invested in) received from equity investments in hotel real estate	(424)	(1,817)
Change in officers and employees notes receivable, net	12	27
Change in notes receivable	2,553	(1,613)

Net cash provided by (used in) investing activities	857	(13,683)

Cash flows from financing activities:
Borrowings under subordinated term loan	—	40,000
Borrowings under long-term debt	34,000	52,500
Repayments of long-term debt	(32,719)	(39,666)
Repayments of term loan	—	(42,052)
Proceeds from issuance of common stock	735	177
Cash paid for redemption of preferred operating partnership units	(1,310)	—
Financing fees paid	(114)	(1,918)
Common stock repurchased	—	(23)

Net cash provided by financing activities	592	9,018

Effect of exchange rate on cash	626	159

Net increase in cash and cash equivalents	2,277	13,618
Cash and cash equivalents at beginning of period	7,450	7,054

Cash and cash equivalents at end of period	$9,727	$20,672

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY

      We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center and golf markets. We also own one hotel property and hold non-controlled equity interests in 11 joint ventures which hold ownership interests in 27 of our managed properties. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services.

      As of September 30, 2004, we managed 255 properties, with 57,074 rooms in 40 states, the District of Columbia, Canada, Russia and Portugal. As of September 30, 2004, we had 3,073 apartments under lease or management through our BridgeStreet corporate housing division in the United States, France and the United Kingdom.

      We have two operating divisions, hotel management and corporate housing, both of which are reportable operating segments. Each division is managed separately because of its distinct products and services.

      Our subsidiary operating partnership indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. We, our chief accounting officer and certain independent third parties are limited partners of the partnership. The interests of those third parties are reflected in minority interests on our balance sheet. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We own more than 99% of the subsidiary operating partnership.

      We manage all but three of the properties owned or partially owned by MeriStar Hospitality, a real estate investment trust, or REIT. As of September 30, 2004, MeriStar Hospitality owned 76 properties, eight of which MeriStar Hospitality has placed in its asset disposition program. Our relationship with MeriStar Hospitality has historically been governed in part by an intercompany agreement. That agreement provided each of us the right to participate in certain transactions entered into by the other company. Management fees earned from hotels owned by Meristar Hospitality are included in management fees-related parties in the consolidated statements of operations.

      Effective July 1, 2004, MeriStar Hospitality and we agreed to terminate the intercompany agreement. We believe the termination of the intercompany agreement is an important step in our efforts to pursue our strategy of increasing our investment in hotels and resorts since we can now pursue real estate investment opportunities without first having to offer the opportunity to MeriStar Hospitality. In connection with the termination of the intercompany agreement we have agreed to modify the management agreements under which we manage the MeriStar Hospitality hotels as follows:

•	MeriStar Hospitality may terminate management agreements each year representing up to 600 rooms with the payment of a termination fee equal to 18 months of management fees and, if all 600 rooms are not terminated in a given year, the remaining portion of the 600 rooms may be carried over to the subsequent year.

•	MeriStar Hospitality may terminate a management agreement if we make an investment, in the form of debt or equity, in a hotel that is in the competitive set of the MeriStar Hospitality hotel (provided that the termination can only occur between 12 and 18 months following the date the investment is made); and

•	the period during which termination fees are paid (other than as described in the first bullet point above) is extended from 30 months to 48 months; provided that the period during which MeriStar Hospitality may reduce the termination fee by providing a new hotel for us to manage to replace the terminated hotel will remain 30 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, in connection with the termination of the intercompany agreement, MeriStar Hospitality and we have resolved our disagreement over the calculation of termination fees. We have agreed to calculate the termination fees based upon an average of the present value of remaining estimated management fees due to us under the contract (a) discounted as individual monthly payments and (b) discounted based on a lump sum payment at the end of the contract term. We have agreed to provide MeriStar Hospitality with a $2,500 credit against termination fees owed for hotels to be sold by MeriStar Hospitality in the future. As of September 30, 2004 there is approximately $1,970 of this credit remaining. This credit can be applied to six of the eight hotels MeriStar Hospitality intended to sell as of September 30, 2004. Net of the $1,970 credit, as of September 30, 2004, we would be entitled to receive approximately $3,500 of termination fees with respect to the eight hotels that MeriStar Hospitality has in its asset disposition program.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

      We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

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

      Pro forma information regarding net income (loss) and earnings (loss) per share has been determined as if we had accounted for all of our employee stock options using the fair value method. Had compensation cost

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for stock options been determined based on the fair value at the grant date for all awards under our plans, our net income (loss) and per share amounts would have been the pro forma amounts indicated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss), as reported	$(300)	$(378)	$(6,695)	$3,563
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	52	11	182	21
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(99)	(107)	(257)	(292)

Net income (loss), pro forma	$(347)	$(474)	$(6,770)	$3,292
Earnings per share:
Basic, as reported	$(0.01)	$(0.02)	$(0.22)	$0.17
Basic, pro forma	$(0.01)	$(0.02)	$(0.22)	$0.16
Diluted, as reported	$(0.01)	$(0.02)	$(0.22)	$0.17
Diluted, pro forma	$(0.01)	$(0.02)	$(0.22)	$0.16

      The effects shown above may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future years.

3.	EARNINGS PER SHARE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Basic and diluted earnings per common share for the three and nine months ended September 30 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Income (loss) from continuing operations	$(300)	$81	$(5,458)	$4,836
Income (loss) from discontinued operations	—	(459)	(1,237)	(1,273)

Net income (loss)	(300)	(378)	(6,695)	3,563
Weighted average number of basic shares outstanding	30,637	20,649	30,431	20,612
Basic earnings (loss) per share from continuing operations	$(0.01)	$0.00	$(0.18)	$0.23
Basic earnings (loss) per share from discontinued operations	—	(0.02)	(0.04)	(0.06)

Basic earnings (loss) per share	$(0.01)	$(0.02)	$(0.22)	$0.17

Weighted average number of diluted shares outstanding	30,637	20,649	30,507	20,891
Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.00	$(0.18)	$0.23
Diluted earnings (loss) per share from discontinued operations	—	(0.02)	(0.04)	(0.06)

Diluted earnings (loss) per share	$(0.01)	$(0.02)	$(0.22)	$0.17

      Diluted shares included above for the nine months ended September 30, 2004 were 76 of operating partnership units. Diluted shares included above for the nine months ended September 30, 2003 were 201 of options and 78 of preferred operating partnership units. Potentially dilutive securities (options and operating partnership units) not included in the above diluted share count were 390 and 585 for the three months ended September 30, 2004 and 2003, respectively, and 373 and 276 for the nine months ended September 30, 2004 and 2003, respectively.

4.	INVESTMENTS AND ADVANCES TO AFFILIATES

      Our investments and advances to our joint ventures consist of the following:

	September 30,	December 31,
	2004	2003

MIP Lessee, L.P.	$4,007	$5,681
S.D. Bridgeworks, LLC	435	3,389
CNL/ IHC Partners, L.P.	2,416	2,382
Interconn Ponte Vedra Company, L.L.C.	2,037	1,210
Other	2,128	3,163

Total	$11,023	$15,825

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

      In addition, during the first quarter of 2004, we wrote off our remaining investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center. The hotel was underperforming and in the first quarter of 2004 the joint venture was notified that it had defaulted on its bank loan, therefore we wrote off

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remaining carrying value of $538. This amount is included in asset impairments and other write offs in our statements of operations. One of our directors holds a 22.46% ownership interest in this hotel.

      In June 2004, S.D. Bridgeworks, L.L.C., our joint venture that owns the Hilton San Diego Gaslamp, paid us $2,687 representing its note payable owed to us, plus $300 of accumulated interest. We own 17.24% of this joint venture at September 30, 2004.

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

      Presented below is combined summarized financial information for MIP Lessee, L.P., S.D. Bridgworks, LLC., CNL/IHC Partners, L.P. and FHC/IHC Hotels, LP (“Felcor”), investments for the nine months ended September 30, 2004. Summarized profit and loss information for these investments is required by Regulation S-X to be disclosed in interim periods, as they have met certain financial tests in relation to our consolidated financial position and results of operations. The summarized information is as follows:

	Nine months ended,
	September 30,

	2004	2003

Revenue	$121,660	$120,141
Operating expenses	$85,188	$83,801
Net loss	$(2,657)	$(6,562)
Our share of the above losses	$(338)	$769

      Our share of net income for the 2004 period does not include $1,485, representing our share of the Felcor joint venture’s net income. At December 31, 2003 we wrote our investment in this joint venture down to zero.

5.	INTANGIBLE ASSETS

      Intangible assets consist of the following:

	September 30,	December 31,
	2004	2003

Management contracts	$49,577	$56,913
Franchise fees	1,945	1,945
Deferred financing fees	2,543	2,378
Other	160	946

Total cost	54,225	62,182
Less accumulated amortization	(7,876)	(6,844)

Intangible assets, net	$46,349	$55,338

      We amortize the value of our intangible assets over their estimated useful lives, which generally equal the terms of the corresponding management, franchise, or financing agreement.

      We incurred aggregate amortization expense of $921 and $2,823 on these assets for the three and nine months ended September 30, 2004, and $1,153 and $6,965 for the three and nine months ended September 30, 2003; with the decrease attributable to a large group of management contracts that were fully amortized in the second quarter of 2003. Amortization of deferred financing fees is included in interest expense.

      During the nine months ended September 30, 2004, in connection with its asset disposition program, our largest client, MeriStar Hospitality, sold 20 hotels that we managed, five of which were sold in the third quarter. In total, we wrote off $5,989 of unamortized management contract costs associated with the disposed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hotels, of which $1,601 related to third quarter dispositions. This amount is included in asset impairments and other write-offs in our statements of operations.

      Our estimated amortization expense for the next five years is expected to be as follows:

Year ending December 31, 2004	$3,721
Year ending December 31, 2005	3,379
Year ending December 31, 2006	3,091
Year ending December 31, 2007	2,497
Year ending December 31, 2008	2,470

      Our goodwill balance of $92,123 has not changed since December 31, 2003, and is allocated as follows:

Hotel Management	$82,917
Corporate Housing	9,206

Total	$92,123

      We test goodwill for impairment at least annually during the fourth quarter, or as circumstances warrant. In connection with the disposal of the Toronto operation, goodwill within our corporate housing segment was tested for impairment. Based on this test, it was determined that there was no impairment to the carrying value of goodwill.

6.	LONG-TERM DEBT

      Our long-term debt consists of the following:

	September 30,	December 31,
	2004	2003

Senior credit facility — revolving credit facility	$27,000	$24,500
Senior credit facility — term loan	16,880	18,098
Non-recourse promissory note	3,723	3,723
Subordinated term loan	40,000	40,000

	87,603	86,321
Less current portion	(16,880)	(1,625)

Total long-term debt	$70,723	$84,696

      Senior credit agreement — Effective July 31, 2002, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement initially consisted of a $65,000 term loan and a $48,000 revolving credit facility. The term loan is payable in quarterly installments of $406 that began January 1, 2003, with the balance due on July 31, 2005. During the fourth quarter of 2003, using the proceeds from a public equity offering, we repaid $45,276 of the term loan. The revolving credit facility is due on July 31, 2005 (with a one-year renewal at our option).

      The term loan is due on July 31, 2005. Accordingly, the balance of the term loan of $16,880 is classified as a current liability in our balance sheet as of September 30, 2004. We have received a commitment to refinance the senior secured credit facility and the subordinated term loan. While the terms of this refinancing are under negotiation, we expect to complete the refinancing in the fourth quarter of 2004. The interest rate on the senior credit agreement ranges from LIBOR plus 3.00% to 4.50%, depending upon the results of certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2004, we were in compliance with these covenants. The senior credit agreement also includes pledges of collateral, including the following:

•	Ownership interests of all existing subsidiaries and unconsolidated entities as well as any future material subsidiary or unconsolidated entity;

•	Owned hospitality properties; and

•	Other collateral that is not previously prohibited from being pledged by any of our existing contracts/agreements.

      At September 30, 2004, borrowings under the senior credit agreement bore interest at a rate of 5.78% per annum, which is the 30-day LIBOR including the effect of an interest rate swap plus 3.50%. We are currently in the process of negotiating the refinancing of this facility, which we expect to complete during the fourth quarter of 2004. We expect to write-off approximately $267 of deferred financing fees associated with this facility in connection with the refinancing.

      We incurred $610 and $1,810 of interest expense on the senior credit agreement for the three and nine months ended September 30, 2004, and $1,107 and $3,377 for the three and nine months ended September 30, 2003. The decrease in interest expense resulted from our prepayment of $45,276 of our term loan with proceeds from our November 2003 public equity offering.

      Non-recourse promissory note — In March 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated (“FelCor”) to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the three and nine months ended September 30, 2004, we incurred $112 and $335 of interest expense on the promissory note, respectively. For the three and nine months ended September 30, 2003, we incurred $118 and $368 of interest expense on the promissory note, respectively. Accrued interest payable was $302, as of September 30, 2004.

      In June 2003, we made unscheduled principal payments totaling $447 on the note. As of September 30, 2004, the remaining balance on the promissory note is $3,723. In connection with one of the payments, our ownership interest in the partnership was reduced from 50% to 49.5% as FelCor made an additional contribution to the partnership at that time. After notifying FelCor, we suspended further principal and interest payments on this non-recourse promissory note and, accordingly, we are in default under the note. We expect that we will ultimately transfer ownership of our equity interests in these joint ventures to FelCor in return for the extinguishment of the debt. This note would have no value to a third party.

      Subordinated term loan — In January 2003, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under the senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At September 30, 2004, we were in compliance with these covenants. At September 30, 2004, borrowings under the subordinated term loan bore interest at a rate of 10.19% per annum. We incurred $1,013 and $2,959 of interest expense on the subordinated term loan for the three and nine months ended September 30, 2004, respectively, and $984 and $2,871 of interest expense on the subordinated term loan for the three and nine months ended September 30, 2003 respectively. We expect to pay approximately $2,000 in exit fees on this loan when we refinance in the fourth quarter of 2004. We also expect to write off approximately $953 of deferred financing fees for this loan in connection with the refinancing.

      Fair Value — Our outstanding long-term debt is based on LIBOR rates. We have determined that the fair value of our outstanding borrowings on our senior credit facility and subordinated term loan approximated their carrying values at September 30, 2004. The fair value of our interest rate swap agreement was a liability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $21 at September 30, 2004. The interest swap agreement pertains to the senior credit agreement and the senior revolving facility. This swap matured on October 1, 2004. The notional amount of the swap agreement was $30,000. We also have a $35,000 interest rate cap. At September 30, 2004, the fair value of this cap was insignificant. We believe that our non-recourse promissory note would have no value to a third party. We intend to exchange the non-recourse promissory note for our equity interests in the related FelCor joint venture, as discussed above. The carrying value of this investment is zero.

7.	SEGMENT INFORMATION

      We are organized into two operating divisions: hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinct products and services. We evaluate the performance of each division based on earnings before interest, taxes, depreciation and amortization, equity in earnings (losses) of affiliates, minority interests, discontinued operations and in 2003, a gain on refinancing (“Adjusted EBITDA”).

      The other items in the tables below represent operating segment activity and assets for the non-reportable segments. Adjusted EBITDA from other activities includes merger and integration costs, restructuring charges, asset impairments, other write offs and other non-recurring items. Other assets include deferred tax assets and net deferred financing costs.

      We use Adjusted EBITDA to evaluate the performance of our segments. The tables below reconcile Adjusted EBITDA to net income (loss) for each of the periods presented.

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended September 30, 2004
Net income (loss)	$1,217	$245	$(1,762)	$(300)
Adjustments:
Depreciation and amortization	1,909	332	—	2,241
Interest expense, net	1,502	500	—	2,002
Equity in losses of affiliates	5	—	—	5
Minority interest expense	3	1	3	7
Income tax expense	150	30	171	351

Adjusted EBITDA	$4,786	$1,108	$(1,588)	$4,306

Three months ended September 30, 2003
Net income (loss)	$2,014	$(615)	$(1,777)	$(378)
Adjustments:
Depreciation and amortization	2,217	374	—	2,591
Interest expense, net	1,767	589	—	2,356
Equity in losses of affiliates	292	—	—	292
Discontinued operations	—	459	—	459
Minority interest expense (benefit)	(122)	37	108	23
Income tax expense (benefit)	1,342	(410)	(1,184)	(252)

Adjusted EBITDA	$7,510	$434	$(2,853)	$5,091

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Nine months ended September 30, 2004
Net income (loss)	$2,006	$(1,080)	$(7,621)	$(6,695)
Adjustments:
Depreciation and amortization	5,937	1,037	—	6,974
Interest expense, net	3,969	1,323	—	5,292
Equity in losses of affiliates	946	—	—	946
Discontinued operations	—	1,237	—	1,237
Minority interest expense (benefit)	20	(11)	(77)	(68)
Income tax expense (benefit)	926	(499)	(3,520)	(3,093)

Adjusted EBITDA	$13,804	$2,007	$(11,218)	$4,593

Nine months ended September 30, 2003
Net income (loss)	$1,690	$(2,495)	$4,368	$3,563
Adjustments:
Depreciation and amortization	9,748	1,102	—	10,850
Interest expense, net	5,386	1,795	—	7,181
Equity in losses of affiliates	858	—	—	858
Discontinued operations	—	1,273	—	1,273
Gain on refinancing term loan from related party	—	—	(13,629)	(13,629)
Minority interest expense (benefit)	87	(129)	226	184
Income tax expense (benefit)	1,126	(1,662)	2,911	2,375

Adjusted EBITDA	$18,895	$(116)	$(6,124)	$12,655

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended September, 30, 2004
Revenue	$217,577	$31,701	$—	$249,278
Adjusted EBITDA	$4,786	$1,108	$(1,588)	$4,306
Three months ended September, 30, 2003
Revenue	$238,197	$27,480	$—	$265,677
Adjusted EBITDA	$7,510	$434	$(2,853)	$5,091
Nine months ended September, 30, 2004
Revenue	$655,129	$83,506	$—	$738,635
Adjusted EBITDA	$13,804	$2,007	$(11,218)	$4,593
Total assets	$222,654	$19,003	$23,587	$265,244
Nine months ended September, 30, 2003
Revenue	$701,159	$77,762	$—	$778,921
Adjusted EBITDA	$18,895	$(116)	$(6,124)	$12,655
Total assets	$260,252	$12,506	$21,272	$294,030

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues from the United Kingdom and France, and management fees from Russia and Canada were as follows for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

United Kingdom	$6,645	$5,792	$17,744	$17,851
France	539	388	1,333	1,080
Russia	375	302	1,133	744
Canada	202	643	666	1,148

      Included in discontinued operations is revenue from our Toronto operation which was disposed of in June 2004, amounting to $2,233 for the nine months ended September 30, 2004, and $1,764 and $5,694 for the three and nine months ended September 30, 2003, respectively

8.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Cash paid for interest and income taxes:
Interest	$1,696	$2,397	$5,209	$6,741
Income taxes	372	196	1,138	440

9.	RESTRUCTURING EXPENSES

      We have recorded $42 and $3,481 of restructuring expenses for the three and nine months ended September 30, 2004, respectively.

      These charges consist of the following:

	Three months ended	Nine months ended
	September 30,	September 30,

Former CEO’s severance	$—	$3,312
Corporate Housing restructuring	42	169

Total	$42	$3,481

      Severance Agreement — Effective April 2, 2004, we and our chairman, Paul W. Whetsell entered into an agreement to conclude his employment as our chief executive officer as Steve Jorns had assumed that role. Mr. Whetsell was granted 250 shares of common stock, $0.01 par value, with a market value of $5.82 per share (the April 2, 2004 closing price) and paid $130 in cash. Pursuant to the agreement, these restricted shares along with 157 previously granted unvested shares which vested in connection with the agreement, may not be sold or otherwise transferred during a restricted period unless Mr. Whetsell gives us the right of first refusal to purchase the restricted shares proposed to be sold or transferred at the price of $0.01 per share. The restricted period ends on specified dates through 2006 with respect to specified numbers of restricted shares as set forth in the agreement. However, under certain circumstances, the restricted period may be extended to January 1, 2010. Because the shares were granted in lieu of a contractually required cash severance payment, Mr. Whetsell is not required to perform any additional services to earn the stock. Consequently, we recorded the entire severance amount in the period the stock was granted. In addition, in exchange for Mr. Whetsell’s agreement to accept the payment in stock rather than cash, we agreed to reimburse him for taxes he incurs with respect to the stock as the trading restrictions on the stock lapse. The total cost of this severance payment, based on the value of the stock on April 2, 2004 and our liability for Mr. Whetsell’s taxes based on the value of the stock as of that date, was approximately $3,312, and is included in restructuring expenses in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our statement of operations. This cost may be adjusted in the future to reflect the amount of our actual liability for taxes based on the value of the stock on the dates the restrictions lapse.

      Corporate Housing — During 2004, we incurred charges of approximately $169 related to severance for former personnel and other related charges, in connection with restructuring within our corporate housing operation.

10.	ASSET IMPAIRMENTS AND OTHER WRITE-OFFS

      We have recorded $1,601 and $7,792 of asset impairments and other write-offs for the three and nine months ended September 30, 2004, respectively, and $1,979 and $2,780 of asset impairments and other write-offs for the three and nine months ended September 30, 2003, respectively.

      These charges consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Management contract write-offs	$1,601	$1,667	$5,989	$2,468
Investment impairments	—	—	1,101	—
Cost of uncompleted merger	—	—	606	—
Leasehold improvement write-offs	—	312	—	312
Other	—	—	96	—

Total	$1,601	$1,979	$7,792	$2,780

      Management contract write-offs — In connection with its asset disposition program, MeriStar Hospitality disposed of 20 hotels in the first nine months of 2004 including 5 hotels in the third quarter, and 5 hotels in the three and nine months ended September 30, 2003. Consequently, we wrote off $1,601 and $5,989 for the three and nine months ended September 30, 2004, respectively, and $1,667 and $2,468 for the three and nine months ended September 30, 2003 respectively, of unamortized management contracts costs.

      Investment impairments — During the first quarter of 2004, it was determined that our investment in MIP Lessee, L.P. was impaired based on purchase offers we received on two of the joint venture’s hotels. Accordingly, we recorded an impairment charge of $563 to reduce the carrying amount of our investment to its estimated fair value. One of our directors holds a 22.46% ownership interest in this hotel.

      During the first quarter of 2004, we wrote off our remaining investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center. The hotel was underperforming and in the first quarter the joint venture was notified that it had defaulted on its bank loan, therefore we wrote-off the remaining carrying value of $538.

      Cost of Uncompleted Merger — During the second quarter of 2004, we pursued a merger with a company which owns a portfolio of hotels. We incurred approximately $606 of legal fees and due diligence costs related to this potential merger. These costs were expensed in June 2004, when we determined that the merger would not be consummated.

11.	DISCONTINUED OPERATIONS

      In June 2004, we completed the disposal of BridgeStreet Canada, Inc., the owner of our corporate housing operation in Toronto. The Toronto operation had incurred operating losses, primarily due to long-term lease commitments that did not allow us to adjust our inventory as demand changed. In exchange for the Toronto operation, the buyer assumed our obligations, including the long-term lease commitments. Operations for the three and nine month periods and comparative periods are presented as discontinued operations in our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations. We recorded approximately $698 in asset write-offs and costs associated with this disposal, comprised of the following:

Fixed asset write-offs	$376
Severance expense	100
Closing costs	171
Other	51

Total	$698

      Discontinued operations include the following:

	Three months		Nine months
	ended		ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue	$—	$1,765	$2,233	$5,694
Closing costs	—	—	(698)	—
Operating loss	—	(456)	(539)	(1,270)

12.	RELATED PARTIES

      Related parties, as defined in SFAS 57 “Related Party Disclosures”, include MeriStar Hospitality, the hotels included in our real estate joint ventures, and a small number of hotels which are affiliated with certain of our directors. Total management fees from related parties amounted to $6,660 and $23,345 for the three and nine months ended September 30, 2004, and $7,152 and $22,793 for the three and nine months ended September 30, 2003, respectively.

13.	COMMITMENTS AND CONTINGENCIES

      Insurance Matters — As part of our management services to a hotel owner, we generally obtain casualty (workers compensation and liability) insurance coverage for the hotel. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient close-out of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. Although we are indemnified under our management agreements for such amounts, we would be responsible contractually for claims in historical periods when we leased (in addition to managed) certain hotels. Based on the information currently available, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Leases — We lease apartments for our Corporate Housing division and office space for our corporate offices. Future minimum lease payments required under these operating leases as of December 31, 2004 were as follows:

2004	$18,423
2005	26,419
2006	8,867
2007	6,653
2008	5,598
2009	4,946
Thereafter	24,387

Total	$95,293

      In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

      Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we may be required to provide an aggregate of $3,852 to these hotel owners in the form of investments or loans. The loans may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion.

14.	SUBSEQUENT EVENTS

      On October 26, 2004, we entered into a Stock Purchase Agreement with Sunstone Hotel Investors, Inc., a Maryland corporation, Sunstone Hotel Partnership, LLC, a Delaware limited liability company, Sunstone Hotel Investors, LLC, a Delaware limited liability company, Sunstone Hotel TRS Lessee, Inc., a Delaware corporation, and Sunstone Hotel Properties, Inc., a Colorado corporation (“SHP”). The Stock Purchase Agreement related to our acquisition of SHP, a hotel management company.

      The purchase price was $8,000, $6,000 of which was paid on October 26, 2004 and $2,000 of which is due on December 31, 2005. In addition, we assumed liabilities related to health plans, workers’ compensation plans and other employment related liabilities of $14,666 which Sunstone Hotel Investors, Inc., has agreed to pay to us. Consequently, we also recorded a corresponding receivable of $14,666 from Sunstone Hotel Investors, Inc. Certain of the Sunstone parties agreed to indemnify us and SHP for liabilities arising prior to as well as after the acquisition.

      In connection with the acquisition, SHP entered into new management contracts with respect to 54 hotels previously managed by SHP, 50 of which are owned by Sunstone Hotels Investors, Inc. and its affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Business Overview

      General — We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center and golf markets. We also own one hotel property and hold non-controlling equity interests in 11 joint ventures which hold ownership interests in 27 of our managed properties. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services.

      As of September 30, 2004, we managed 255 properties, with 57,074 rooms in 40 states, the District of Columbia, Canada, Russia and Portugal. As of September 30, 2004, we had 3,073 apartments under lease or management through our BridgeStreet corporate housing division in the United States, France and the United Kingdom.

      We have two operating divisions, hotel management and corporate housing, both of which are reportable operating segments. Each division is managed separately because of its distinct products and services.

      Our subsidiary operating partnership indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. We, our chief accounting officer and certain independent third parties are limited partners of the partnership. The interests of those third parties are reflected in minority interests on our balance sheet. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We own more than 99% of the subsidiary operating partnership.

      We manage all but three of the properties owned or partially owned by MeriStar Hospitality, a real estate investment trust, or REIT. As of September 30, 2004, MeriStar Hospitality owned 76 properties, eight of which MeriStar Hospitality has placed in its asset disposition program. Our relationship with MeriStar Hospitality has historically been governed in part by an intercompany agreement. That agreement provided each of us the right to participate in certain transactions entered into by the other company. Management fees earned from hotels owned by Meristar Hospitality are classified as management fees-related parties in the consolidated statements of operations.

      Effective July 1, 2004, MeriStar Hospitality and we agreed to terminate the intercompany agreement. We believe the termination of the intercompany agreement is an important step in our efforts to pursue our strategy of increasing our investment in hotels and resorts since we can now pursue real estate investment opportunities without first having to offer the opportunity to MeriStar Hospitality. In connection with the termination of the intercompany agreement we have agreed to modify the management agreements under which we manage the MeriStar Hospitality hotels as follows:

•	MeriStar Hospitality may terminate management agreements each year representing up to 600 rooms with the payment of a termination fee equal to 18 months of management fees and, if all 600 rooms are not terminated in a given year, the remaining portion of the 600 rooms may be carried over to the subsequent year.

•	MeriStar Hospitality may terminate a management agreement if we make an investment, in the form of debt or equity, in a hotel that is in the competitive set of the MeriStar Hospitality hotel (provided that the termination can only occur between 12 and 18 months following the date the investment is made); and

•	the period during which termination fees are paid (other than as described in the first bullet point above) is extended from 30 months to 48 months; provided that the period during which MeriStar Hospitality may reduce the termination fee by providing a new hotel for us to manage to replace the terminated hotel will remain 30 months.

      In addition, in connection with the termination of the intercompany agreement, MeriStar Hospitality and we have resolved our disagreement over the calculation of termination fees. We have agreed to calculate the termination fees based upon an average of the present value of remaining estimated management fees due to us under the contract (a) discounted as individual monthly payments and (b) discounted based on a lump sum payment at the end of the contract term. We have agreed to provide MeriStar Hospitality with a $2,500 credit against termination fees owed for hotels to be sold by MeriStar Hospitality in the future. As of September 30, 2004 there is approximately $1,970 of this credit remaining. This credit will apply to six of the eight hotels MeriStar Hospitality intended to sell as of September 30, 2004. Net of the $1,970 credit, as of September 30, 2004, we would be entitled to receive approximately $3,500 of termination fees with respect to the eight hotels that MeriStar Hospitality has in its asset disposition program.

      Revenue — Our revenue consists of:

•	management fee revenue, which consists of management fees earned under our management agreements and includes termination fees as they are earned;

•	corporate housing revenue, which consists of revenues from our BridgeStreet corporate housing division;

•	lodging revenue, which consists of rooms, food and beverage and other department revenues from our owned hotel; and

•	other revenue, which consists of insurance revenue from Northridge Insurance Company, purchasing revenue, accounting fees, technical services fees, information technology support fees, and other fees.

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

Recent events

      Termination of Intercompany Agreement — Effective July 1, 2004, MeriStar Hospitality and we have agreed to terminate the intercompany agreement, as discussed above.

      Termination of Management Agreements — In connection with the merger of MeriStar and Interstate in 2002, we assigned estimated fair values to each of the management agreements considered purchased by Interstate, the accounting acquiror in the merger. These assigned fair values are included as intangible assets on our balance sheet. We are amortizing these intangible assets over the terms of the management agreements. If one of these management agreements is terminated prior to its full term, for example, due to the sale of a hotel or an owner choosing to exercise a termination clause, we record a loss on the write-off of the related unamortized intangible asset value. When a hotel is sold, we are usually replaced as the hotel’s manager. During the first nine months of 2004, MeriStar Hospitality sold 20 hotels that we had managed, including five in the third quarter. We wrote-off $5,989 of unamortized management contract costs associated with the disposed hotels for the nine months ended September 30, 2004, with $1,601 relating to third quarter dispositions. This amount is included in asset impairments and other write-offs in our statements of operations. As of September 30, 2004, MeriStar Hospitality has stated its intention to sell an additional eight hotels as part of its asset disposition program, all of which we manage. When they are sold, we estimate that we will write off an additional $2,960 in management contract intangibles.

      Generally, if we are terminated as manager upon the sale of one of MeriStar Hospitality’s hotels, we will receive a termination fee equal to the discounted value of remaining payments as described above. Historically, any termination fee was to be paid in thirty equal monthly installments, without interest, commencing the month following the termination. In connection with the termination of the Intercompany Agreement in July 2004, we extended this payment period to 48 months. MeriStar Hospitality will be able to credit against any termination payments still due at the time, the discounted value of projected fees, as defined in the management agreements, of any new management agreements entered into with us during the thirty-month period following the contract termination. As of September 30, 2004, we would be entitled to receive approximately $13,592 of termination fees relating to hotels sold by MeriStar Hospitality, and approximately $3,500 relating to the eight hotels that MeriStar Hospitality intends to sell as of September 30, 2004, net of the $1,970 credit as discussed above.

      Our management agreements with other owners generally provide for limited, if any, termination fees if our management agreement is terminated upon the sale of the hotel. We record termination fees as management fee revenue as they are earned. We have $677 and $3,298 of termination fees in our statement of operations for the three and nine months ended September 30, 2004, with no like revenue in the same periods of 2003.

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

Related Party Transactions

      Related parties, as defined in SFAS 57 “Related Party Disclosures”, include MeriStar Hospitality, the hotels included in our real estate joint ventures, and a small number of hotels which are affiliated with certain of our directors. Total management fees from related parties amounted to $6,660 and $23,345 for the three and nine months ended September 30, 2004, and $7,152 and $22,793 for the three and nine months ended September 30, 2003, respectively.

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

      The most significant accounting policies affecting our consolidated financial statements relate to:

•	the evaluation of impairment of certain long-lived assets and intangible assets with determinable lives;

•	the evaluation of impairment of goodwill;

•	estimation of valuation allowances, specifically those related to income taxes and our allowance for doubtful accounts; and

•	revenue recognition.

      Impairment of long-lived assets — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which include our intangible assets with determinable useful lives, such as management contracts) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to the recoverable amount and an impairment loss is recognized. Any impairment losses are recorded as operating expenses.

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

      During the third quarter of 2004, we wrote off $1,601 of unamortized management contract costs relating to terminated contracts. We did not record any other asset impairments during the third quarter.

      Impairment of Goodwill — In accordance with SFAS No. 142, annually, or as circumstances warrant, we perform an analysis to determine whether the carrying value of our goodwill has been impaired. To test goodwill for impairment, we perform an analysis to compare the estimated fair value of our two reporting units, (which comprise our two segments) to which the goodwill is assigned to the carrying value of each reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized in an amount equal to that excess. Any impairment losses are recorded as operating expenses. Aside from testing upon the occurrence of trigger events, we also test goodwill for impairment annually during our fourth quarter. During the second quarter of 2004, due to the trigger event of the disposal of the Toronto operation, goodwill within our corporate housing segment was tested for impairment. Based on this test, it was determined that there was no impairment to the carrying value of goodwill. There were no trigger events in the third quarter of 2004.

      Valuation Allowances — We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At September 30, 2004, we have a $13,000 valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurs, we would record a charge to the income tax provision in that period.

      The utilization of our net operating loss carryforwards will be limited by the provisions of the Internal Revenue Code. The valuation allowance we recorded included the effect of the limitations on our deferred tax assets arising from net operating loss carryforwards.

      We record an allowance for doubtful accounts receivable based on our judgment in determining the ability and willingness of our clients to make required payments. Our judgments in determining our clients’ ability and willingness to pay are based on past experience with them and our assessment of the current and future operating environments for them. If a client’s financial condition deteriorates or a contract is terminated in the future, this could decrease a client’s ability, willingness or obligation to make payments. If that occurs, we might have to make additional allowances, which could reduce our earnings.

      Revenue Recognition — We earn revenue from our owned hotel, management contracts and related sources, and corporate housing operations. We recognize revenue from our one owned hotel, from rooms, food and beverage, and other operating departments as earned at the close of each business day. Our management and other fees consist of base and incentive management fees receivable from third-party owners of hotel properties, and fees for other related services we provide. We recognize base fees and fees for other services as revenue when earned in accordance with the individual management contracts. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, we record incentive fees in the period when we believe they are ultimately earned, which is in the fourth quarter for contracts with annual incentive fee measurements.

      BridgeStreet recognizes revenue from our corporate housing services in metropolitan markets located in the United States, Canada, the United Kingdom and Paris. We recognize fees when earned in accordance with the individual leasing contract.

Non-GAAP Financial Measures

      Adjusted EBITDA represents earnings (losses) before interest, income tax expense (benefit), depreciation and amortization, equity in earnings (losses) of affiliates, minority interests, discontinued operations, and in 2003, a gain on refinancing.

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

      We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	A significant portion of our assets consists of intangible assets. Of those intangible assets, our management contracts are amortized over their remaining terms, and, in accordance with generally accepted accounting principles, those assets are subject to straight-line amortization. Because depreciation and amortization are non-cash items, we believe that presentation of Adjusted EBITDA is a useful supplemental measure of our operating performance;

•	Adjusted EBITDA is widely used in the hotel industry to measure operating performance without regard to items such as depreciation and amortization; and

•	We believe Adjusted EBITDA helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our asset base (primarily depreciation and amortization) from our operating results.

      Our management uses Adjusted EBITDA:

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our asset base (primarily depreciation and amortization) from our operating results;

•	in presentations to our Board of Directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including the preparation of our annual operating budget;

•	for compensation purposes, including the basis for bonuses and other incentives for certain employees;

•	as a valuation measure for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures and expand our business; and

•	as one measure in determining the value of acquisitions and dispositions.

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

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended September 30, 2004
Net income (loss)	$1,217	$245	$(1,762)	$(300)
Adjustments:
Depreciation and amortization	1,909	332	—	2,241
Interest expense, net	1,502	500	—	2,002
Equity in losses of affiliates	5	—	—	5
Minority interest expense	3	1	3	7
Income tax expense	150	30	171	351

Adjusted EBITDA	$4,786	$1,108	$(1,588)	$4,306

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended September 30, 2003
Net income (loss)	$2,014	$(615)	$(1,777)	$(378)
Adjustments:
Depreciation and amortization	2,217	374	—	2,591
Interest expense, net	1,767	589	—	2,356
Equity in losses of affiliates	292	—	—	292
Discontinued operations	—	459	—	459
Minority interest expense (benefit)	(122)	37	108	23
Income tax expense (benefit)	1,342	(410)	(1,184)	(252)

Adjusted EBITDA	$7,510	$434	$(2,853)	$5,091

Nine months ended September 30, 2004
Net income (loss)	$2,006	$(1,080)	$(7,621)	$(6,695)
Adjustments:
Depreciation and amortization	5,937	1,037	—	6,974
Interest expense, net	3,969	1,323	—	5,292
Equity in losses of affiliates	946	—	—	946
Discontinued operations	—	1,237	—	1,237
Minority interest expense (benefit)	20	(11)	(77)	(68)
Income tax expense (benefit)	926	(499)	(3,520)	(3,093)

Adjusted EBITDA	$13,804	$2,007	$(11,218)	$4,593

Nine months ended September 30, 2003
Net income (loss)	$1,690	$(2,495)	$4,368	$3,563
Adjustments:
Depreciation and amortization	9,748	1,102	—	10,850
Interest expense, net	5,386	1,795	—	7,181
Equity in losses of affiliates	858	—	—	858
Discontinued operations	—	1,273	—	1,273
Gain on refinancing term loan from related party	—	—	(13,629)	(13,629)
Minority interest expense (benefit)	87	(129)	226	184
Income tax expense (benefit)	1,126	(1,662)	2,911	2,375

Adjusted EBITDA	$18,895	$(116)	$(6,124)	$12,655

Results of Operations

      Outlook — Through the end of 2003, the sluggish economy, the conflict in Iraq, fear of terrorist acts, health concerns for travelers, and delays and difficulties in travel due to heightened security measures at airports had a major impact on our operating results. Because of the significant slowdown in travel over the past three years, our managed hotels generally experienced significant declines in occupancy and average daily rates. Weaker hotel performance reduced our base and incentive management fees, and also gave rise to additional losses from minority investments we had made in connection with some of the hotels that we manage.

      In our hotel management operations, the nine month period ending September 30, 2004 demonstrated significant improvement in our operating statistics over the same period of prior year. Revenue per available room (RevPAR) has improved 7.5%, occupancy is up 2.6% and average daily rate (ADR) is up 4.8%, all compared to the same period of the prior year. (These statistics exclude rooms at nine Florida properties that were affected by the recent hurricanes during the third quarter of 2004). These improvements are primarily attributable to the improvement in the U.S. economy. The gross domestic product rose at an annual rate of 3.7% in the third quarter of 2004, after a 3.3% rise in the second quarter, and a 4.2% rise in the first quarter of

2004. We are encouraged by these improvements and expect that our operations will improve if these trends continue.

      In our corporate housing division, the economy, the conflict in Iraq and traveler health concerns due to SARS also negatively impacted the demand for corporate relocations and long-term assignments, two primary drivers of our operations. The third quarter of 2004 demonstrated encouraging Adjusted EBITDA improvement compared to third quarter 2003, as we continue to focus on stronger markets such as New York, Washington, DC, Chicago and London. In addition, we have reduced our inventory in areas where demand is weak or declining, as evidenced by the disposal of the Toronto market in June 2004, where long-term leases have previously not permitted us to adjust our inventory as demand changed. Our goal going forward is to shorten the length of our lease commitments where possible and look for more opportunities to convert higher risk apartment blocks into management arrangements. The disposal of the Toronto operation eliminated a significant drag on the corporate housing operation’s Adjusted EBITDA.

     Three months ended September 30, 2004 compared with three months ended September 30, 2003

      Overview — At September 30, 2004, we managed 255 properties, with 57,074 guest rooms, compared to 329 properties with 70,300 guest rooms at September 30, 2003, and 295 properties with 65,250 guest rooms at December 31, 2003. Hotels under management were reduced by a net of 74 from September 30 of the preceding year, with the majority of the reductions due to the following:

•	The sale of 28 properties by MeriStar Hospitality since September 30, 2003, in connection with its asset disposition program. (See Termination of Management Contracts above for detail).

•	In July of 2003, CNL Hospitality (“CNL”) acquired RFS Hotel Investors, Inc. (“RFS”), for whom we managed 50 properties. CNL terminated our management contracts for 28 properties that we formerly managed. In October 2003 and January 2004, we entered into an agreement to manage the remaining 22 hotels, with market-based management fees.

Revenue

      The following table shows the operating statistics for our managed hotels on a same store basis for the three months ended September 30 (dollars not in thousands). These statistics exclude rooms at nine Florida properties that were affected by the recent hurricanes during the third quarter of 2004.

	2004	2003	Change

Revenue per available room (RevPAR)	$72.54	$66.58	9.0%
Average daily rate (ADR)	$102.05	$95.71	6.6%
Occupancy	71.08%	69.56%	2.2%

      Our total revenue decreased $16,399, or 6.2%, to $249,278 for the three months ended September 30, 2004 compared to $265,677 for the three months ended September 30, 2003. Major components of this decrease were

•	Revenue from managed properties, which we record as revenue under EITF 01-14, decreased by $19,335. This decrease is directly related to the decreased number of hotels under management which reduced the managed hotel employees and related reimbursable salaries and other expenses.

•	Revenue from our corporate housing operations has increased $4,221, or 15.3%, to $31,701 for the three months ended September 30, 2004 from $27,480 for the three months ended September 30, 2003. Significant increases in revenue were recorded in our Chicago, New York, Washington, D.C. and London markets due to strengthening average daily rates and number of apartments rented.

•	Revenues from management fees decreased approximately $1,728, or 12.5%, to $12,113 for the three months ended September 30, 2004 compared to $13,841 for the three months ended September 30, 2003, primarily resulting from a decrease in number of managed hotels. Of this decrease, approximately $847 relates to the closing of our Flagstone subsidiary during the fourth quarter of 2003. The remainder is due to various other management contracts terminated during the period. The Flagstone subsidiary was closed in connection with the purchase of RFS by CNL. This was offset by termination fees recognized of $677, mainly from properties terminated by MeriStar Hospitality.

Operating expenses by department

      Total operating expenses by department increased $3,467, or 15.1%, to $26,430 for the three months ended September 30, 2004 compared to $22,963 for the three months ended September 30, 2003. Operating expenses by department include expenses that are related to lodging from our owned hotel, and to our corporate housing division. This increase is primarily due to an increase in apartment rental expenses, due to a focus on unit growth and higher apartment rental expenses in high potential markets, including New York, Chicago and Washington D.C. This increase was offset by a decrease in lodging expenses from the Residence Inn Pittsburgh Airport, due to lower RevPar, ADR and occupancy rates as compared to the prior year. The decrease in the operating statistics was mainly due to a higher rate per room sold for 10 months in 2003 due to a particularly large group generating higher revenues than expected in an average year.

Undistributed operating expenses

      Total undistributed operating expenses decreased $96 or 0.47%, to $20,469 for the three months ended September 30, 2004, compared to $20,565 for the three months ended September 30, 2003. Major factors affecting the decrease were:

•	Depreciation and amortization expenses decreased $350, or 13.5%, to $2,241 for the three months ended September 30, 2004, from $2,591 for the three months ended September 30, 2003. The decrease is mainly due to a lower base of amortizable intangible management contracts due to terminated management contracts during 2004 and 2003.

•	Asset impairments and other write-offs decreased $378, to $1,601 for the three months ended September 30, 2004, from $1,979 for the same period last year. These expenses are detailed as follows:

	Three months ended
	September 30,

	2004	2003

Management contract write-offs	$1,601	$1,667
Leasehold improvement write-offs	—	312

Total	$1,601	$1,979

      For additional information on the above line items, see Note 10 to the consolidated financial statements.

•	Merger and integration costs were $874 for the three months ended September 30, 2003, with no similar expense for the three months ended September 30, 2004. These costs include professional fees, travel, relocation costs and other transition costs that were incurred in connection with the merger of MeriStar and Interstate in July of 2002.

•	Administrative and general expenses increased $1,464, or 9.6%, to $16,585 for the three months ended September 30, 2004, compared to $15,121 for the three months ended September 30, 2003. This is primarily due to an adjustment made during the third quarter of 2003 to our incentive compensation accrual, based on our reforecasted results of operations. In addition, professional fees have increased primarily due to the cost of compliance with the Sarbanes-Oxley Act of 2002 and related rules. Also in the third quarter of 2004 we incurred $690 of legal settlement expenses.

      Reimbursable costs, which we record as expense under EITF 01-14, decreased by $19,335, or 8.8%, to $200,314 for the three months ended September 30, 2004, from $219,649 for the three months ended September 30, 2003. The primary reason for this was the decrease in the number of managed hotels from September 30, 2003 to September 30, 2004, directly resulting in a decreased number of hotel employees and related reimbursable salaries and other expenses.

Loss from Discontinued Operations

      Loss from discontinued operations decreased $459, to zero for the three months ended September 30, 2004, from $(459) for the same period of 2003. Discontinued operations relates to the disposal of the Toronto operation within our corporate housing division, which occurred in June of 2004. The Toronto operation experienced lower occupancy with a fixed cost structure due to long-term lease commitments, causing negative operating results. In order to reduce our exposure to those long-term lease commitments we sold our Toronto operations in June 2004.

Net loss

      Net loss decreased $78, to $(300) for the three months ended September 30, 2004, from $(378) for the three months ended September 30, 2003. One factor affecting net loss was the absence of a loss from discontinued operations of $459 in the third quarter of 2003. Additional factors affecting net loss were as follows:

•	Net interest expense decreased $354 to $2,002 for the three months ended September 30, 2004, from $2,356 for the same period in 2003. We incurred less interest expense on our senior credit facility as we repaid $45,276 in the fourth quarter of 2003, using proceeds from a public equity offering. In addition, we incurred less interest expense on our non-recourse promissory note as we made two principal payments during the third quarter of 2003.

•	Our equity in losses of affiliates decreased $287 to $5 for the three months ended September 30, 2004, compared to $292 for the same period in 2003. These losses consist of our proportionate share of the net losses incurred by our non-controlled equity investments. During the third quarter of 2004 the hotels in our MIP Lessee, L.P. investment were performing better than they had compared to the same period last year. In addition this amount includes our 12% return on our preferred investment in Interconn Ponte Vedra Company, LLC.

•	Income tax expense was $351 for the three months ended September 30, 2004, compared to $(252) for the three months ended September 30, 2003. The main reason for this fluctuation is that our estimated effective tax rate was approximately 36.2% at September 30, 2004 and it was 40.0% for the September 30, 2003 period. The tax rates used are based on annual taxable income estimates at the end of each quarter.

Adjusted EBITDA

      Adjusted EBITDA decreased $785, to $4,306 for the three months ended September 30, 2004, from $5,091 for the three months ended September 30, 2003. This decrease is due to the following:

•	Income from hotel management operations decreased $797, to $1,217 for the three months ended September 30, 2004, from $2,014 for the three months ended September 30, 2003. Hotel management’s Adjusted EBITDA decreased $2,724 to $4,786 for the three months ended September 30, 2004, from $7,510 for the three months ended September 30, 2003. The main reason for the decrease is lower revenues, partially due to the closing of our Flagstone subsidiary in fourth quarter of 2003, and the termination of various other management contracts. In addition, professional fees have increased primarily due to the cost of compliance with the Sarbanes-Oxley Act of 2002 and related rules. And, in the third quarter of 2004 we incurred $690 of legal settlement expenses.

•	Income from corporate housing operations increased $860, to $245 for the three months ended September 30, 2004, from a loss of $(615) for the same period of 2003. Corporate housing’s Adjusted EBITDA increased $674, to $1,108 for the three months ended September 30, 2004, from $434 for the same period of 2003. The increase in Adjusted EBITDA is primarily attributed to increased apartment rental rates, and disposals of markets where demand was weaker.

•	Loss from other activities decreased $15, to $(1,762) for the three months ended September 30, 2004, from $(1,777) for the three months ended September 30, 2003. Adjusted EBITDA from other activities increased $1,265, to $(1,588) for the three months ended September 30, 2004, from $(2,853) for the three months ended September 30, 2003. In 2004, other activity includes $1,601 of asset impairments and other write-offs, compared to the 2003 period which includes asset impairments and other write-offs of $1,979. In addition, in third quarter of 2003, there were $874 of expenses related to merger and integration costs. These costs represent integration expenses, including professional fees, travel, and other transition costs associated with the merger of Interstate and MeriStar on July 31, 2002. There was no similar expense in 2004.

     Nine months ended September 30, 2004 compared with nine months ended September 30, 2003

Revenue

      The following table shows the operating statistics for our managed hotels on a same store basis for the nine months ended September 30 (dollars not in thousands). These statistics exclude rooms at nine Florida properties that were affected by the recent hurricanes during the third quarter of 2004.

	2004	2003	Change

Revenue per available room (RevPAR)	$70.66	$65.72	7.5%
Average daily rate (ADR)	$102.11	$97.44	4.8%
Occupancy	69.2%	67.4%	2.6%

      Our total revenue decreased $40,286, or 5.2%, to $738,635 for the nine months ended September 30, 2004 compared to $778,921 for the nine months ended September 30, 2003. Major components of this decrease were:

•	Revenue from management fees decreased $2,845, or 6.5%, to $40,759 for the nine months ended September 30, 2004, from $43,604 for the nine months ended September 30, 2003. While our RevPAR, ADR and occupancy have improved year over year, the decrease in total number of hotels under management caused a decrease in our total management fee revenue. (See Overview above for detail of terminated contracts). Most of the decrease is due to the closing of our Flagstone subsidiary during fourth quarter of 2003, accounting for approximately $2,541 of the decrease, with the remainder due to various other terminated management contracts during the year. The Flagstone subsidiary was closed in connection with the purchase of RFS by CNL. In addition, for the nine months ended September 30, 2004 MeriStar Hospitality sold 20 properties in comparison to 5 properties during the nine months ended September 30, 2003. This decrease was offset by termination fees recognized of $3,298 for the nine months ended September 30, 2004 relating mainly to the properties sold by MeriStar Hospitality.

•	Revenue from our corporate housing operation increased $5,744, or 7.4%, to $83,506 for the nine months ended September 30, 2004, from $77,762 for the nine months ended September 30, 2003. This increase in revenue was attributable to several factors. We experienced significant increases in revenue in our Chicago, New York, and Washington, D.C. markets due to an increase in units rented combined with strong average daily rates. This increase was offset by the reduction of operations in our Raleigh market.

•	Reimbursable costs, which we record as revenue under EITF 01-14, decreased by $42,956, or 6.7%, to $601,295 for the nine months ended September 30, 2004, from $644,251 for the nine months ended September 30, 2003. The primary reason for this decrease was the decrease in the number of managed hotels from September 30, 2003 to September 30, 2004, directly resulting in a decreased number of hotel employees and related reimbursable salaries and other expenses.

Operating expenses by department

      Total operating expenses by department increased $3,925, or 6.0%, to $69,799 for the nine months ended September 30, 2004 compared to $65,874 for the nine months ended September 30, 2003. Operating expenses by department include expenses that are related to lodging from our owned hotel, and to our corporate housing division. This increase was primarily due to an increase in corporate housing expenses, due to a focus on unit growth and apartment rental expenses in high potential markets, including New York, Chicago and Washington D.C. This increase was offset by a decrease in lodging expenses from the Residence Inn Pittsburgh Airport, due to lower RevPar, ADR and occupancy rates as compared to the prior year. The decrease in the operating statistics was mainly due to a higher rate per room sold for 10 months in 2003 to a particularly large group generating higher revenues than expected in an average year.

Undistributed operating expenses

      Total undistributed operating expenses increased $2,931, or 4.3%, to $69,922 for the nine months ended September 30, 2004, compared to $66,991 for the nine months ended September 30, 2003. Major factors affecting the increase were:

•	Asset impairments and other write-offs were $7,792 for the nine months ended September 30, 2004, compared $2,780 for the same period of 2003. These expenses are detailed as follows:

	Nine months ended
	September 30,

	2004	2003

Management contract write-offs	$5,989	$2,468
Investment impairments	1,101	—
Cost of uncompleted merger	606	—
Other	96	—
Leasehold improvement write-offs	—	312

Total	$7,792	$2,780

      For additional information on the above line items, see Note 10 to the consolidated financial statements..

•	Restructuring charges were $3,481 for the nine months ended September 30, 2004, with no similar expense in the same period last year, consisting of $3,312 related to severance costs for our former CEO, and $169 of severance costs associated with restructuring within our corporate housing division.

•	Administrative and general expenses increased $1,658, or 3.3%, to $51,675 for the nine months ended September 30, 2004, compared to $50,017 for the nine months ended September 30, 2003. This increase was primarily due to an adjustment made during 2003 to our incentive compensation accrual based on reforecasted results of operations. In addition, professional fees have increased primarily related to the costs of compliance with the Sarbanes-Oxley Act of 2002 and associated rules. Also, in the third quarter of 2004 we incurred $690 of legal settlement expenses.

      The items above were offset by the following:

•	Depreciation and amortization expense decreased $3,876, or 35.7%, to $6,974 for the nine months ended September 30, 2004, from $10,850 for the nine months ended September 30, 2003. This decrease was primarily due to a large number of management contracts that became fully amortized during the second quarter of 2003 and the loss of management contracts during 2004. This decrease was partially offset by the increase in purchases of property, plant and equipment during mid-2003 relating to the relocation of our corporate office, and the related increase in depreciation on those assets.

•	There were no merger and integration costs for the nine months ended September 30, 2004, compared with $3,344 of costs for the nine months ended September 30, 2003. These costs included professional fees, travel, relocation costs and other transition costs that were incurred in connection with merger of MeriStar and Interstate in July of 2002.

      Reimbursable costs, which we record as expense under EITF 01-14, decreased by $42,956, or 6.7%, to $601,295 for the nine months ended September 30, 2004, from $644,251 for the nine months ended

September 30, 2003. The primary reason for this decrease was the decrease in the number of managed hotels from September 30, 2003 to September 30, 2004, directly resulting in a decreased number of hotel employees and related reimbursable salaries and other expenses.

Loss from Discontinued Operations

      Loss from discontinued operations decreased $36, to $(1,237) for the nine months ended September 30, 2004, from $(1,273) for the same period of 2003. Discontinued operations relates to the disposal of the Toronto operation within our corporate housing division, which occurred in June of 2004. The Toronto operation experienced lower occupancy with a fixed cost structure due to long-term lease commitments, contributing to lower profit margins. This resulted in the disposal of this market during June of 2004.

Net income (loss)

      Net income (loss) decreased $10,258 to a loss of $(6,695) for the nine months ended September 30, 2004, from income of $3,563 for the nine months ended September 30, 2003. In addition to the decrease in net operating income of $4,186 the most significant factor in the decrease in net income (loss) is the gain on debt refinancing in the amount of $13,629 recorded in the first quarter of 2003, with no similar item in 2004. At December 31, 2002, we had $56,069 of long-term debt under a term loan due to MeriStar Hospitality, which was due to mature on July 31, 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. We repaid the note for a discounted amount of $42,056 in January 2003. We financed part of the repayment with the proceeds from a $40,000 subordinated term loan and realized a gain of $13,629.

      In addition, our equity in losses of affiliates increased $88, or 10.2%, to $946 for the nine months ended September 30, 2004, compared to $858 for the same period in 2003. These losses consist of our proportionate share of the net losses incurred by our non-controlled equity investments. We incurred similar losses in the 2004 period from our MIP Lessee, L.P. investment as the hotels were not performing as anticipated. These were offset by the 12% return we receive on our preferred investment in Interconn Ponte Vedra Company, LLC.

      Net interest expense decreased $1,889, or 26.3%, to $5,292 for the nine months ended September 30, 2004, from $7,181 for the same period in 2003. We incurred less interest expense on our senior credit facility as we made repayments of $45,276 in the fourth quarter of 2003, using proceeds from a public equity offering. In addition, we incurred less interest expense on our non-recourse promissory note as we made two principal payments during the third quarter of 2003.

      Income tax expense (benefit) was $(3,093) for the nine months ended September 30, 2004, compared to $2,375 for the nine months ended September 30, 2003. The main reason for this fluctuation is that we incurred a loss in the 2004 period, as opposed to income in the 2003 period. Our estimated effective tax rate was approximately 36.2% in the 2004 period and was approximately 40.0% in the 2003 period. Tax rates used are based on full year estimates at the end of each quarter.

Adjusted EBITDA

      Adjusted EBITDA decreased $8,062, to $4,593 for the nine months ended September 30, 2004, from $12,655 for the nine months ended September 30, 2003. This decrease is due to the following:

•	Loss from corporate housing operations decreased $1,415, to $(1,080) for the nine months ended September 30, 2004, from $(2,495) for the same period of 2003. Corporate housing’s Adjusted EBITDA increased $2,123, to $2,007 for the nine months ended September 30, 2004, from $(116) for the same period 2003. The increase in Adjusted EBITDA can be primarily attributed to increasing apartment rental rates, and disposals of underperforming markets.

•	Income (loss) from other activities decreased $11,989 to net loss $(7,621) for the nine months ended September 30, 2004, from $4,368 for the nine months ended September 30, 2003. Adjusted EBITDA from other activities decreased $5,094, to a loss of $(11,218) for the nine months ended September 30, 2004, from a loss of $(6,124) for the nine months ended September 30, 2003. In 2004, other activities included restructuring charges of $3,312 relating to severance costs for our former CEO and $7,792 of asset impairments and write-offs, compared to the 2003 period which included asset impairments and other write-offs of $2,780, as discussed above.

•	These items were offset by an increase in income from hotel management operations of $316, to $2,006 for the nine months ended September 30, 2004, from $1,690 for the nine months ended September 30, 2003. Hotel management’s Adjusted EBITDA decreased $5,091, to $13,804 for the nine months ended September 30, 2004, from $18,895 for the nine months ended September 30, 2003. The changes to net income have been explained above.

Liquidity and Capital Resources

      Working Capital — We had $9,727 of cash and cash equivalents at September 30, 2004, compared to $7,450 at December 31, 2003, and working capital deficit (current assets less current liabilities) of $13,548 at September 30, 2004 compared to a deficit of $8,349 at December 31, 2003. Our working capital deficit is due mainly to the classification of the balance of our term loan of $16,880 as a current liability as it matures on July 31, 2005. We have received a commitment to refinance our senior secured credit facility and our subordinated term loan. While the terms of this refinancing are under negotiation, we expect to complete the refinancing in the fourth quarter of 2004.

      Operating Activities — Net cash provided by operating activities was $202 for the nine months ended September 30, 2004 compared to $18,124 for the nine months ended September 30, 2003. The decrease in cash provided was primarily due to the change in net income, the increase in accounts receivable as well as reductions in accounts payable and accrued liabilities balances, specifically the payments of incentive compensation and severance amounts during 2004.

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

      Investing Activities — Net cash provided by (used in) investing activities increased $14,540 from $857 for the nine months ended September 30, 2004 compared to $(13,683) for the nine months ended September 30, 2003. One factor contributing to this increase in cash relates to the collection of certain of our advances to affiliates, primarily a note repaid by S.D. Bridgeworks, LLC., our joint venture that owns the Hilton San Diego Gaslamp, in the amount of $2,687, as well as $502 of distributions made on our 10% common equity interest investment in this hotel. In addition, in 2003 we spent $5,665 more on fixed assets, due to our relocation of our corporate offices from Washington, D.C. to Arlington, VA. In 2003 we also advanced a note for $1,300 to the Roosevelt Hotel and $500 to Praia del Rey Hotel.

      Financing Activities — Net cash provided by financing activities was $592 for the nine months ended September 30, 2004, compared $9,018 for the same period of 2003. This decrease in cash provided is mainly due to net borrowings and repayments of long-term debt. We had net borrowings of $1,281 in 2004, as opposed to net borrowings of $10,782 in 2003. In January 2003, we entered into a new $40,000 subordinated term loan, and repaid our term loan from MeriStar Hospitality, realizing a gain of $13,629. In addition, in the second quarter of 2004 we redeemed 78,431 preferred operating partnership units for cash consideration, totaling $1,310, at a redemption price of $16.70 per unit. The preferred units were held by an affiliate of Mahmood J. Khimji, one of our directors.

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

      The term loan is due on July 31, 2005. Accordingly, the balance of the term loan of $16,880 is classified as a current liability in our balance sheet as of September 30, 2004. We have received a commitment to refinance the senior secured credit facility and the subordinated term loan. While the terms of this refinancing are under negotiation, we expect to complete the refinancing in the fourth quarter of 2004.

      The interest rate on the senior credit agreement ranges from LIBOR plus 3.00% to 4.50%, depending upon the results of certain financial tests. The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At September 30, 2004, we were in compliance with these covenants. The senior credit agreement also includes pledges of collateral, including the following:

•	Ownership interests of all existing subsidiaries and unconsolidated entities as well as any future material subsidiary or unconsolidated entity;

•	Owned hospitality properties; and

•	Other collateral that is not previously prohibited from being pledged by any of our existing contracts/agreements.

      At September 30, 2004, borrowings under the senior credit agreement bore interest at a rate of 5.78% per annum, which is the 30-day LIBOR including the effect of an interest rate swap plus 3.50%.

      We incurred $610 and $1,810 of interest expense on the senior credit agreement for the three and nine months ended September 30, 2004, and $1,107 and $3,377 for the three and nine months ended September 30, 2003. The decrease in interest expense resulted from our prepayment of $45,276 of our term loan with proceeds from our November 2003 public equity offering. As of November 5, 2004 the total availability under our senior credit agreement was $15,000.

      Non-recourse promissory note — In March 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated (“FelCor”) to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For the three and nine months ended September 30, 2004, we incurred $112 and $335 of interest expense on the promissory note, respectively. For the three and nine months ended September 30, 2003, we incurred $118 and $368 of interest expense on the promissory note, respectively.

      In June 2003, we made unscheduled principal payments totaling $447 on the note. As of September 30, 2004, the remaining balance on the promissory note is $3,723. In connection with one of the payments, our ownership interest in the partnership was reduced from 50% to 49.5% as FelCor made an additional contribution to the partnership at that time. After notifying FelCor in 2003, we suspended further principal and interest payments on this non-recourse promissory note and, accordingly, we are in default under the note. We expect that we will ultimately transfer ownership of our equity interests in these joint ventures to FelCor in return for the extinguishment of the debt.

      Subordinated term loan — In January 2003, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. This term loan is subordinated to borrowings under the senior credit agreement and contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At September 30, 2004, we were in compliance with these covenants. At September 30, 2004, borrowings under the subordinated term loan bore interest at a rate of 10.19% per annum. We incurred $1,013 and $2,959 of interest expense on the subordinated term loan for the three and nine months ended September 30, 2004, respectively, and $984 and $2,871 of interest expense on the subordinated term loan for the three and nine months ended September 30, 2003, respectively.

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

      Liquidity — We believe that cash generated by our operations, together with borrowing capacity under our senior credit agreement, will be sufficient to fund our requirements for working capital, required capital expenditures and debt service for the year. Our senior credit facility-term loan is due within the next twelve months, however we have received a commitment to refinance the senior secured credit facility. While the terms of this are under negotiation, we expect to refinance in the fourth quarter of 2004. We expect to continue to seek acquisitions of hotel management businesses and management contracts, and joint venture opportunities where we can participate in the ownership of hotels we manage. We expect to finance future acquisitions through a combination of additional borrowings under our credit facility and the issuance of equity instruments, including common stock or operating partnership units, or additional/ replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs.

Contractual Obligations and Maturities of Indebtedness

      The following table summarizes our contractual obligations at September 30, 2004, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment terms

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Senior credit facility — revolving credit facility	$27,000	$—	$27,000	$—	$—
Senior credit facility — term loan	16,880	16,880	—	—	—
Promissory note	3,723	—	—	—	3,723
Subordinated term-loan	40,000	—	40,000	—	—
Non-cancelable apartment leases	69,407	15,545	33,215	6,160	14,487
Non-cancelable office leases	25,886	2,878	8,724	4,384	9,900
Wyndham interest	433	433	—	—	—

Total	$183,329	35,736	108,939	10,544	28,110

      Long-Term Debt — For principal repayment and debt service obligations with respect to our long-term debt, see Note 6 to our consolidated financial statements.

      Lease Commitments — We lease apartments for our Corporate Housing division and office space for our corporate offices. The leases run through 2014 and are included in the table above.

      Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $3,852 to these hotel owners in the form of investments or loans, if requested. The loans may be forgiven or repaid based upon the specific terms of each management agreement. The timing of future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion, and not included in the above table.

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

      Wyndham interest — Wyndham International, Inc., (“Wyndham”) holds a 1.6627% non-controlling economic interest in one of our operating subsidiaries. Effective July 20, 2002, Wyndham has the right to require us to redeem this interest. The value of this interest at September 30, 2004, is $433 and is included in accounts payable-related parties in our consolidated balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

      Our senior secured credit facility matures July 31, 2005, with a one year extension of the revolving portion at our option. At September 30, 2004, we had borrowings of $43,880 outstanding on the facility. Interest on the debt is variable, based on the 30-day LIBOR plus a spread of 3.0% to 4.5% depending on the results of certain financial tests. At September 30, 2004, the senior credit facility bore interest at a rate of 5.78% per annum, which is the 30-day LIBOR including the effect of an interest rate swap plus 3.50%. We have determined that the fair value of the debt approximates its carrying value. We have received a commitment to refinance the senior secured credit facility and the subordinated term loan. While the terms of this refinancing are under negotiation, we expect to complete the refinancing in the fourth quarter of 2004. We expect to write off approximately $267 of net deferred financing costs associated with this facility at the time of the refinancing.

      Our subordinated term loan matures on January 31, 2005, but if the revolving portion of our senior credit facility is extended for an additional year, at our option, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. At September 30, 2004 we had $40,000 outstanding on the subordinated term loan. Interest on the debt is based on the 30-day LIBOR plus 850 basis points. At September 30, 2004, borrowings under the subordinated term loan bore interest at a rate of 10.19% per annum. We have determined that the fair value of the debt approximates its carrying value. We expect to pay approximately $2,000 in exit fees on this loan when we refinance in the fourth quarter of 2004. We expect to write off approximately $953 of deferred financing fees for this loan in connection with the refinancing.

      Our non-recourse promissory note to FelCor with a balance of $3,723 is due on December 31, 2010. Interest on the note is payable monthly at the rate of 12% per annum. We believe that our non-recourse promissory note would have no value to a third party. We intend to exchange the non-recourse promissory note for our equity interests in the related joint ventures. The carrying value of our investments in these partnerships have been previously written down to zero.

      In October 2002, we entered into a $30,000, two-year interest rate swap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixes the 30-day LIBOR at 2.50%. The fair value of the swap agreement was a liability of $21 at September 30, 2004. This agreement matured on October 1, 2004.

      In March 2003, we entered into a $35,000, twenty-two month interest rate cap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 4.50%. At September 30, 2004, the fair value of this cap agreement was insignificant.

      Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $149 and $456 for the three and nine months ended September 30, 2004, respectively, and by approximately $238 and $732 for the three and nine months ended September 30, 2003, respectively.

      Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 3.1% of our total revenue for both three and nine months ended September 30, 2004, from services performed in Canada, the United Kingdom, France and Russia. Our foreign currency translation gains and (losses) were $(104) and $(209) for the three and nine months ended September 30, 2004, respectively, and are included in accumulated other comprehensive income, net of tax on our balance sheets and other comprehensive income (loss), net of tax in our statements of operations and comprehensive income (loss). To date, since most of our foreign operations have been largely self-contained or dollar-denominated, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

Forward-Looking Information

      Information both included in and incorporated by reference in this quarterly report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe”, “intend”, or “project” or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in national, regional and local economic conditions;

•	changes in local real estate market conditions;

•	the impact of the September 11, 2001 terrorist attacks and actual or threatened future terrorist incidents or hostilities;

•	the aftermath of the war with Iraq, continuing conflicts in that geographic region and related ongoing U.S. involvement;

•	international geopolitical difficulties or health concerns;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	the creditworthiness of the owners of the hotels that we manage and the risk of bankruptcy by hotel owners;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in interest rates and in the availability, cost and terms of financing;

•	changes in laws and regulations applicable to us, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;

•	present or future environmental legislation;

•	failure to renew essential management contracts or business leases;

•	uninsured property, casualty and other losses;

•	weather conditions or natural disasters;

•	competition from other hotels, resorts and recreational properties, some of which may have greater marketing and financial resources than we or the owners of the properties we manage have;

•	limitations on our ability to quickly dispose of investments and respond to changes in the economic or competitive environment due to the illiquidity of real estate assets;

•	the ability of any joint venture in which we invest to service any debt they incur and the risk of foreclosure associated with that debt;

•	construction or renovation delays and cost overruns;

•	our ability to adjust our leases for corporate housing units to match market demand;

•	variations in lease and room rental rates;

•	changes in the market for particular types of assets;

•	labor disturbances or shortages of labor; and

•	loss of any executive officer or failure to hire and retain highly qualified employees.

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

Item 6.	Exhibits

      (a) Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.	1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3.1.	2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.	3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.	1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.2		Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).
4.2.	1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.	2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4		Registration Rights Agreement, dated June 30, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended June 30, 1999).
4.5		Stock purchase agreement for Sunstone Hotel Partnership, LLC dated October 26, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (Item 1.01) dated and filed October 28, 2004)
31.1		Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31.2		Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32.1		Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.
32.2		Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

/s/ J. WILLIAM RICHARDSON

J. William Richardson
Chief Financial Officer
(Duly authorized officer)
(Principal financial and accounting officer)

Dated: November 8, 2004