Form 10-K
period 2004-12-31
INTERSTATE HOTELS & RESORTS INC
filed 2005-03-16
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2004
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
Common Stock par value $0.01 per share and purchase rights
for Series A Junior Participating Preferred Stock, par value $0.01 per share                     New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑
The aggregate market value of common stock held by non-affiliates of the registrant was $97,054,852, (based on the closing sale price of $5.39 on June 30, 2004 as reported by the New York Stock Exchange). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that such person is an “affiliate” of the registrant. The number of shares of Common Stock outstanding at March 1, 2005 was 30,718,375.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Part III. We expect to file our proxy statement on or about April 15, 2005.

INTERSTATE HOTELS & RESORTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2004

PART I

ITEM 1.	BUSINESS
THE COMPANY
Overview — We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We have two operating divisions, hotel management and corporate housing, both of which are reportable operating segments. Each division is managed separately because of its distinct products and services. In our hotel management business, we generate revenues from fees we receive for managing a portfolio of upscale, full-service and premium select-service hospitality properties. As of March 1, 2005, we own two hotel properties and hold non-controlling equity interests in 10 joint ventures which hold ownership interests in 26 of our managed properties. We also generate revenue from providing ancillary services in the hotel, resort, conference center and golf markets. The ancillary services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services. Through our BridgeStreet corporate housing division described below, we generate revenues from the leasing of corporate long-term stay apartments.
As of December 31, 2004, we managed 306 properties, with 68,242 rooms in 41 states, the District of Columbia, Canada, Russia and Portugal. As of December 31, 2004, we had 2,941 apartments under lease or management in the United States, France and the United Kingdom through our BridgeStreet corporate housing division.
Our portfolio of managed properties is diversified by brand, franchise and ownership. We manage hotels representing more than 30 franchise and brand affiliations and operate 28 independent hotels. We operate hotels for more than 60 different ownership groups, including individual investors, institutional investors, investment funds, such as Oak Hill Capital Partners, L.P., CNL Properties, Inc., Cornerstone Real Estate and W.P. Carey, and public real estate investment trusts or “REITs”, such as MeriStar Hospitality Corporation (“MeriStar Hospitality”), Equity Inns, Inc., FelCor Lodging Trust Incorporated (“FelCor”), Host Marriott Corporation and Sunstone Hotel Investors, Inc.
We were formed on August 3, 1998, as MeriStar Hotels and Resorts, Inc., (“MeriStar”) when we were spun off by CapStar Hotel Company (“CapStar”) and became the lessee and manager of all of CapStar’s hotels. Immediately after the spin-off, American General Hospitality Corporation (“American General”) (a Maryland corporation operating as a REIT) and CapStar merged to form MeriStar Hospitality. We then acquired the management and leasing business of the manager and lessee of American General’s hotels. On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc., to create our BridgeStreet corporate housing division. On January 1, 2001, in connection with the implementation of new REIT tax laws that permit subsidiaries of a REIT to lease the real estate it owns, we assigned the leases on each of the properties we were leasing from MeriStar Hospitality to taxable subsidiaries of MeriStar Hospitality and entered into management contracts with those taxable subsidiaries for each of the hotels owned by MeriStar Hospitality.
On July 31, 2002, MeriStar merged with Interstate Hotels Corporation (“Old Interstate”) to create Interstate Hotels & Resorts, Inc. (“Interstate”, or “we”). The transaction was a stock-for-stock merger of Old Interstate into us in which Old Interstate stockholders received 4.6 shares of common stock for each equivalent share of Old Interstate stock outstanding. Holders of MeriStar common stock continued to own the same number of shares in new Interstate following the merger. Immediately after the merger, we effected a one-for-five reverse split of our common stock. The merger was accounted for as a reverse acquisition, with Old Interstate as the accounting acquirer, and MeriStar as the surviving company for legal purposes under the new name Interstate Hotels & Resorts, Inc. Because of the increase in scale of our management business following the merger, we began the process of separating our senior management team from that of MeriStar Hospitality, which was completed on October 22, 2003, when Steven D. Jorns, then Vice Chairman and Chief Investment Officer, replaced Paul Whetsell as our Chief Executive Officer and resigned from the board of directors of MeriStar Hospitality. Mr. Whetsell remains as our Chairman and as the Chairman and Chief

Executive Officer of MeriStar Hospitality. On February 17, 2005 Mr. Jorns resigned and Thomas F. Hewitt became our Chief Executive Officer.
Hotel Management — The hotels we manage are primarily located throughout the United States and Canada, including most major metropolitan areas and rapidly growing secondary cities. We also currently manage three hotels in Moscow, Russia, and one in Praia D’El Rey, Portugal. Our managed hotels include hotels operated under more than 30 nationally recognized brand names including Marriott, Hilton, Sheraton, Westin, Radisson, Doubletree, Embassy Suites, and Holiday Inn.
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
Corporate Housing — Through our corporate housing division we provide high quality, fully furnished accommodations under our BridgeStreet brand. We lease substantially all of our corporate housing accommodations through flexible, short-term leasing arrangements. We strive to match our supply of accommodations with current and anticipated client demand in order to reduce our financial exposure under leases. We believe our flexible leasing strategy allows us to react to changes in market demand for particular geographic locations and types of accommodations. Our management strives to develop strong relationships with property managers to ensure that we have a reliable supply of high quality, conveniently located accommodations. We operate throughout the United States, the United Kingdom and France. In 2004, we disposed of our corporate housing operations in Canada.
Operating Approach — Our senior hotel management team has successfully managed hotels in all sectors of the lodging industry. We attribute our management success to our ability to analyze each hotel as a unique property and to identify specific opportunities for cash flow growth present at each hotel. Our principal operating objective is to intensively manage the execution of our strategic business plan for each property in order to generate higher revenue per available room (or “RevPAR”) and increase net operating income, while providing our hotel guests with high-quality service and value. The challenging operating cycles that the hospitality business encounters make our depth of experience and strategies even more valuable to the owners of the hotels we manage. Similarly, our senior corporate housing executives have extensive experience in that line of business. We believe their experience in developing and executing successful business strategies are crucial to the future expansion and success of our operations in this business segment.
Financial information by industry segment and geographic area as of December 31, 2004, and for the three fiscal years then ended appears in the Segment Information note to our Consolidated Financial Statements included in Item 8 of this report.
Business Strategy
We operate primarily in two segments: hotel management and corporate housing. We operate our corporate housing division under the trade name BridgeStreet Corporate Housing Worldwide. We manage each segment separately because of its distinct products and services.
In our hotel management business segment, we generate earnings through base fees, incentive fees and other ancillary services from our management contracts. We work aggressively with the owners of our managed properties to increase relative performance of their hotels and reduce or control costs. Our hotel management business segment has four divisions: branded full-service hotels, independent hotels, international hotels and select-service hotels (operating under the Crossroads Hospitality name).
In our corporate housing business segment, we grow earnings through effective inventory management and cost control in our existing markets. We focus on high-growth markets such as New York, Washington, DC and Chicago and increase our sales effort in our primary national segments as demand shifts. We may reduce our inventory in areas in which demand is weak or declining. We may also add additional markets in North

America if the conditions are favorable. In addition, we are continuing to expand our Licensed Global Partner Program, in which we license the BridgeStreet name to various local corporate housing providers throughout the United States.
We intend to increase the number of our investments in hotels and resorts through the creation of joint ventures and/or real estate funds where we will invest alongside other real estate investors. These investment vehicles will allow us to increase our return on invested capital by providing potential returns from both the management fees and underlying real estate. We believe our willingness to provide substantial equity participation will further align our economic interest with that of our financial partners in each hotel property and will create a substantial number of additional joint venture opportunities. We will seek to acquire interests in upscale, full-service hotels, conference centers and resorts where we believe an opportunity exists to increase value through our operating expertise, market recovery and repositioning. We may also seek select whole-ownership acquisitions, which we will then market to joint venture partners.
BUSINESS
Hotel Management
Operating Strategy
Our principal operating objectives in our hotel management segment are to generate higher RevPAR, control costs and increase the net operating income of the hotels we manage, while providing our guests with high-quality service and value. We believe that skilled management is the most critical element in maximizing revenue and cash flow in properties, especially in upscale, full-service properties.
Personnel at our corporate office carry out financing and investment activities and provide services to support and monitor our on-site hotel operating executives. Each of our disciplines, including hotel operations, sales and marketing, human resources, food and beverage, technical services, information technology, development, legal, and corporate finance, is headed by an experienced team with significant expertise in that area. These departments support the hotel operating executives by providing on-line real-time financial reporting and review, accounting and budgeting services, sales and revenue management, cost controls, property management tools and other resources that we can create, maintain and deliver efficiently and effectively using our centralized corporate office resources.
Key elements of our management programs include the following:

•	Comprehensive Budgeting and Monitoring — Our operating strategy begins with an integrated budget planning process. The budget is implemented by individual on-site managers and monitored by our corporate office. Our corporate office personnel work with the property-based managers to set targets for cost and revenue categories at each of the properties. These targets are based on historical operating performance, planned renovations, planned targeted marketing, operational efficiencies and local market conditions. Through effective and timely use of our comprehensive on-line real-time financial information and reporting systems, we are able to monitor actual performance efficiently on a daily basis. As a result, we can rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to maximize revenue yield.

•	Targeted Sales and Marketing — We employ a systematic approach toward identifying and targeting demand segments for each property in order to maximize market penetration. Executives at our corporate office and our property-based managers divide these segments into smaller subsegments and develop tailored marketing plans to drive market penetration in each such segment. We support each property’s local sales efforts with corporate office sales executives who develop and implement new marketing programs, and monitor and respond to specific market needs and preferences. We employ revenue yield management systems to manage each property’s use of the various distribution channels in the lodging industry. Those channels include franchisor reservation systems and toll-free numbers, websites, travel agent and airline global distribution systems, corporate travel offices and office managers and convention and visitor bureaus. Our controlled access to these channels enables us to maximize revenue yields on a day-to-day basis. We recruit sales teams locally and their incentive-based compensation is based on revenue produced.

•	Strategic Capital Improvements — We and the owners of the properties we manage plan renovations primarily to enhance a property’s appeal to targeted market segments. This is designed to attract new customers and generate increased revenue and cash flow. For example, in many of our properties, the banquet and meeting spaces have been renovated, and guest rooms have been upgraded with high speed internet access and comfortable work spaces to better accommodate the needs of business travelers so we can increase average daily rates. We base recommendations on capital spending decisions on both strategic needs and potential rate of return on a given capital investment. While we provide recommendations and supervision of many capital improvement projects, the owners of the properties are responsible for funding capital expenditures.

•	Strategic Use of Brand Names — We believe the selection of an appropriate franchise brand is essential in positioning a hotel property optimally within its local market. We select brands based on local market factors such as local presence of the franchisor, brand recognition, target demographics and efficiencies offered by franchisors. We believe our relationships with major hotel franchisors place us in a favorable position when dealing with those franchisors and allow us to assist our owners in negotiating favorable franchise agreements with franchisors. We believe our ability to acquire additional management contracts will further strengthen our relationship with franchisors.

The following chart summarizes information on the national franchise affiliations of the properties we manage as of December 31, 2004:

	Guest		% of
Franchise	Rooms	Hotels	Rooms

Marriott®	8,390	28	12.30%
Hilton®	7,061	26	10.30%
Sheraton®	6,213	20	9.10%
Holiday Inn®	5,922	28	8.70%
Independent	5,602	28	8.20%
Hampton Inn®	4,876	38	7.10%
Doubletree®	3,522	12	5.20%
Courtyard by Marriott®	3,428	20	5.00%
Radisson®	3,057	11	4.50%
Residence Inn®	2,647	18	3.90%
Westin®	2,444	4	3.60%
Crowne Plaza®	2,100	7	3.10%
Embassy Suites®	2,074	8	3.00%
Renaissance®	1,331	2	2.00%
Wyndham®	1,186	4	1.70%
Homewood Suites® ®	969	6	1.40%
Fairfield Inn®	930	5	1.40%
Hilton Garden Inn ®	884	6	1.30%
Doral®	861	3	1.30%
Holiday Inn Express®	637	5	0.90%
Sheraton Four Points®	570	3	0.80%
Comfort Inn®	524	4	0.80%
Holiday Inn Select®	492	2	0.70%
Amerisuites®	428	3	0.60%
Hawthorne Suites®	422	2	0.60%
Country Inn and Suites®	312	2	0.50%
Best Western®	297	4	0.40%
Economy Inn and Suites®	271	1	0.40%
Econo Lodge®	165	1	0.20%
Ramada Inn®	161	1	0.20%
La Quinta Inn and Suites®	148	1	0.20%
Comfort Suites®	119	1	0.20%

	Guest		% of
Franchise	Rooms	Hotels	Rooms

Staybridge Suites®	108	1	0.20%
Quality Inn®	91	1	0.10%

Total	68,242	306	100.0%

•	Emphasis on Food and Beverage — We believe popular food and beverage concepts are a critical component in the overall success of a full-service hospitality property. We utilize food and beverage operations to create local awareness of our hotel facilities, to improve the profitability of our hotel operations, and to enhance customer satisfaction. We are committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. We have developed several proprietary restaurant concepts such as the locally renowned Citronelle restaurant at our Latham hotel located in Washington, D.C. We have also successfully placed national food franchises such as Pizza Hut®, Starbuck’s Coffee® and “TCBY”® in several of our hotels. We believe popular food concepts will strengthen our ability to attract business travelers and group meetings and improve the name recognition of our properties.

•	Commitment to Service and Value — We are dedicated to providing consistent, exceptional service and value to our customers. We conduct extensive employee training programs to ensure high-quality, personalized service. We have created and implemented programs to ensure the effectiveness and uniformity of our employee training through our centralized human resources department at our corporate office. Our practice of tracking customer comments through guest comment cards, and the direct solicitation of guest opinions regarding specific items, allows us to target investments in services and amenities. Our focus on these areas has enabled us to attract lucrative group business.

•	Purchasing — We have invested extensive resources to create efficient purchasing programs that offer the owner of each of the hotels we manage quality products at very competitive pricing. These programs are available to all of the properties we manage. While participation in our purchasing programs is voluntary, we believe they provide each of our managed hotels with a distinct competitive and economic edge. In developing these programs, we seek to obtain the best pricing available for the quality of item or service being sourced in order to minimize the operating expenses of the properties we manage.

•	Business Intelligence — We employ real-time internet-based reporting systems at each of our properties and at our corporate office to monitor the daily financial and operating performance of each of the properties. We have integrated information technology services through networks at many of the properties. Corporate office executives utilize information systems that track each property’s daily occupancy, average daily rates, and revenue from rooms and food and beverage. By having current property operating information available on a timely basis, we are better able to respond quickly and efficiently to changes in the market of each property.

•	Real Estate Investments

The following table provides information relating to our real estate investments as of March 1, 2005.

	Number	IHR Equity
Name	of Rooms	Participation

Hilton Concord San Francisco, East Bay(a)	329	100%
Pittsburgh Airport Residence Inn by Marriott	156	100%

	Number	IHR Equity
Name	of Rooms	Participation

FCH/ IHC Hotels, L.P. and FCH/ICH Leasing, L.P.(b)		49.5%
Courtyard Atlanta	211
Courtyard Houston Galleria	209
Fairfield Inn Atlanta	242
Fairfield Inn Dallas	203
Fairfield Inn Houston 1-10.	160
Fairfield Inn Houston Galleria	107
Fairfield Inn Scottsdale	218
Hampton Inn Houston 1-10.	90
MeriStar Investment Partners, L.P.		10.0%
Embassy Suites Philadelphia Airport	263
Embassy Suites Walnut Creek	249
Hilton Minneapolis/ St. Paul	300
Marriott Trumbull	323
Sheraton Anchorage	375
Sheraton San Diego	260
Sheraton Iowa City	234
Wyndham Milwaukee	220
CNL IHC Partners, L.P.		15.0%
Courtyard Hartford/ Manchester	90
Hampton Inn Houston Galleria	176
Residence Inn Hartford/ Manchester	96
Northridge-Interstate Hospitality Partners, LLC		10.0%
Sheraton Smithtown	209
Interconn Ponte Vedra, L.P.		10.0%
Marriott at Sawgrass	508
MRI Houston Hospitality, L.P.		25.0%
Residence Inn Houston Astrodome Medical Center	287
CapStar Hallmark Company LLC.		50.0%
Radisson St. Louis Riverfront	440
San Diego Bridgeworks, LLC		17.24%
Hilton San Diego Gaslamp(c)	—
Orchard Park Associates, L.P.		5.0%
Comfort Suites Norwich	119
Campus Associates, L.P.		12.5%
Nathan Hale Inn & Conference Center	99
Middletown Hotel Associates, L.P.		12.5%
Inn at Middletown	100
	6,273
Total Hotel Rooms

(a)	Purchased on February 14, 2005.

(b)	The partnerships have notified their lenders of their intent to transfer title of these hotels to the lenders. We recorded impairments on this investment in 2002 and 2003 and our carrying value of the investment was zero at December 31, 2004.

(c)	Disposed of on January 6, 2005.

We have notes receivable outstanding to certain of our managed hotels totaling $5.2 million at December 31, 2004. We also have outstanding commitments to fund additional investments or loans to certain properties, if requested, totaling $2.7 million at December 31, 2004.
Management and Real Estate Investment Expansion Strategy
We plan to expand our portfolio of hotels, resorts and conference centers by securing additional full-service and select-service management contracts through investments in joint ventures and investment funds. In addition, we attempt to identify properties that are promising acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through our due diligence process, we seek to select those acquisition targets where we believe selected capital improvements and focused management will increase the property’s ability to attract key demand segments, demonstrate better financial performance, and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and planned operation. These plans serve as the basis for our expansion decisions and guide subsequent renovation and operating plans.
We seek to invest in properties that meet the following market and hotel criteria:
Market Criteria.

Economic Growth. We focus on metropolitan areas that are approaching, or have already entered, periods of economic growth. Such areas generally show above average growth in the business community as measured by job formation rates, population growth rates, tourism and convention activity, airport traffic volume, local commercial real estate occupancy, and retail sales volume. Markets that exhibit above average growth in these metrics typically have strong demand for hotel facilities and services.

Supply Constraints. We seek lodging markets with favorable supply dynamics for property owners. These dynamics include an absence of current new hotel development and barriers to future development such as zoning constraints, the need to undergo lengthy local development approval processes, and a limited number of suitable sites.

Geographic Diversification. Our properties are located in 41 states across the United States, the District of Columbia, Canada, Russia and Portugal. We seek to maintain a geographically diverse portfolio of properties to offset the effects of regional economic cycles. We will continue to expand into international markets as opportunities arise which meet our investment or management criteria.
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

Size and Facilities. We seek to invest in additional full-service hotels with 200 to 500 or more guest rooms, which include accommodations and facilities that are, or can be made, attractive to key demand segments such as business, group and leisure travelers. These facilities typically include upscale guest rooms, food and beverage facilities, extensive meeting and banquet space, and amenities such as health clubs and swimming pools.

Potential Performance Improvements. We target under-performing hotels where intensive management and selective capital improvements can increase revenue and cash flow. These hotels represent opportunities to improve property performance by implementing our systematic management approach and targeted renovations.

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
Corporate Housing
On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc. BridgeStreet is a leading provider of corporate housing services in metropolitan markets located in the United States, the United Kingdom and France. In June 2004, BridgeStreet disposed of BridgeStreet Canada, Inc., the owner of our corporate housing operation in Toronto. The Toronto operations had incurred operating losses, primarily due to long-term lease commitments that did not allow us to adjust our inventory as easily as other markets. As of December 31, 2004, our BridgeStreet corporate housing division had 2,835 apartments under direct leases and 106 corporate housing units rented through other network partners. Additionally, through the growth of our Licensed Global Partner Program, we have added more than 5,332 units to our distribution channel, with 20 partners signed as of December 31, 2004. Total fees and commissions for this licensing program in 2004 were over $0.1 million. In addition, referrals from our licensed partners produced approximately $1.0 million in additional revenues for us.
Accommodations and Services
Accommodations — Through our BridgeStreet brand, we offer high-quality, fully furnished one-, two- and three-bedroom accommodations. These accommodations, together with the specialized service we offer, are intended to provide guests with a “home away from home.” We select our BridgeStreet apartments based on location, general property condition and basic amenities, with the goal of providing accommodations that meet each guest’s particular needs. As a flexible accommodation services provider, we can satisfy client requests for accommodations in a variety of locations and neighborhoods, including requests for proximity to an office, school or area attraction, as well as requests for accommodations of specific types and sizes. Most of BridgeStreet’s accommodations are located within quality property complexes and include dedicated parking and access to fitness facilities, including, in many cases, pools, saunas and tennis courts. We also are able to customize accommodations to a guest’s request with items such as office furniture, fax machines and computers.
In the US, we lease substantially all of our corporate housing accommodations through flexible, short-term leasing arrangements. We strive to match our supply of accommodations with client demand in order to reduce our financial exposure under the leases. We believe our flexible leasing strategy allows us to react to changes in market demand for particular geographic locations and types of accommodations. Our corporate housing management strives to develop strong relationships with property managers to ensure that we have a reliable supply of high-quality, conveniently located accommodations.
The United Kingdom market conditions often dictate that BridgeStreet take a higher risk in attaining quality furnished accommodations by leasing apartments and condominiums for terms in excess of two years. We believe that this is necessary in order to have the required number of apartments in the United Kingdom and to adequately service our evolving client base.
Our corporate housing accommodations generally are priced competitively with all-suite or upscale extended-stay hotel rooms even though we believe our accommodations offer more to our guests than those hotel rooms. We believe we generally are able to price our accommodations competitively due to our:

•	high-quality accommodations;

•	favored relationships with local apartment communities, which translate into better negotiated rental rates;

•	ability to lease accommodations in accordance with demand and leave unfavorable markets quickly;

•	ability to leverage our size to allow for better negotiated rates on furniture and housewares, which translate into lower direct costs; and

•	relatively lower operating cost structure through the synergistic use of technology and our best practices initiative known as BridgeStreet Basics.
The length of a guest’s stay in our corporate housing accommodations can range from a week to a few months or more, with the typical stay ranging from 30 to 45 days.
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
Guest Services — We strive to provide the highest quality of customer service by overseeing all aspects of a guest’s lodging experience, from preparations prior to the guest’s arrival to the moving out process. BridgeStreet maintains a representative in each city in which it operates to respond to guests’ needs. BridgeStreet’s guest services department offers customers comprehensive information services before and during their stays to help guests acclimate themselves to their new surroundings.
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
We tailor our marketing strategy to the needs of particular clients. For example, we may market ourselves to a corporation with relocating employees by focusing on our ability to situate families in two-and three-bedroom apartments, or provide access to accommodations in both metropolitan and suburban settings, or access to accommodations that allow pets. In contrast, when marketing to potential corporate clients in need of short-term housing, we might emphasize our flexible lease terms and our ability to customize an accommodation with amenities such as office equipment, including computers, additional telephone lines and other work-related items.
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
Expansion Strategies
Local Market Share — We have offices in 16 U.S. markets as of December 31, 2004. We train all of our BridgeStreet sales employees in our sales and marketing techniques. With a better-trained sales force and our management experience, we believe we will be in a better position to penetrate local markets and increase our market share.
Global Accounts — We believe global accounts have substantial growth potential for BridgeStreet. BridgeStreet’s current customers include a significant number of large multi-national companies with significant national and international employee lodging requirements, such as Motorola, Accenture, Lehman Brothers and Credit Suisse First Boston. We plan to maximize sales to those existing corporate clients and to obtain new clients. We use a national sales and marketing program that promotes the BridgeStreet brand and highlights BridgeStreet’s national and international network, as well as BridgeStreet’s ability to serve as a central point of contact on all housing issues.
Franchise Program — In 2002, BridgeStreet launched a licensing program designed to extend BridgeStreet’s established network of partner properties and offer operating systems and new revenue opportunities to licensees. The licensing program is intended to expand BridgeStreet’s national and international presence to a globally branded enterprise capable of generating and maintaining fee streams from licensing and related value-added marketing and operational programs. Called the Licensed Global Partner Program, it provides regional corporate housing providers with access to BridgeStreet’s global customers, a centralized reservation system and sales and marketing support. These services will be offered to licensees who meet BridgeStreet’s stringent operational, financial and product quality standards. We view it as an opportunity for global expansion and to generate additional enterprise brand value. At December 31, 2004, we had 20 franchisees.
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
International Hotel Operations
Three of our hotels are located in Moscow, Russia. Our net management fees earned from these hotels for the year ended December 31, 2004 were $6.6 million, or 10.3% of total management fees. The management fees are paid in U.S. dollars.
In addition, we manage one hotel in Praia del Rey, Portugal, which opened on December 15, 2003. We have a loan outstanding from this owner at December 31, 2004, in the amount of $0.5 million.
We managed two hotels in Canada at the end of 2004 and in 2003. Our net management fees earned from these hotels for the year ended December 31, 2004, were $0.4 million, or 0.6% of total management fees.
Insurance and Risk Management
As an ancillary service to our hotel owners our subsidiary, we and our subsidiary, Northridge Insurance Company, offer our managed hotels reinsurance and risk management services. We purchase insurance from major insurance carriers at attractive rates due to large volume purchasing and our claims history. Northridge reinsures a portion of certain coverages from these third-party primary insurers. We provide the owners of the managed hotels the opportunity to participate in the policies at prices and coverages that we believe are more advantageous than third-party hotel owners could otherwise obtain. In conjunction with our risk management services and in order to minimize our insurance claims, we set policies regarding the standards of operation for participating managed hotels.
We offer this insurance coverage to our managed hotels under the terms of each individual management agreement. The policies provide for layers of coverage with minimum deductibles and annual aggregate limits. The policies are for coverage relating to innkeepers’ losses (general/comprehensive liability), garagekeeper’s legal liability and real and personal property insurance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Insurance and Risk Management,” for more information.

Relationship with MeriStar Hospitality
We manage 72 of the properties owned by MeriStar Hospitality, a REIT, under long term management contracts. Paul W. Whetsell, our Chairman, is the Chairman and the Chief Executive Officer of MeriStar Hospitality.
Termination of Intercompany Agreement — We and MeriStar Hospitality have historically had a close operating relationship under the terms of our Intercompany Agreement. Effective July 1, 2004, we and MeriStar Hospitality agreed to terminate the intercompany agreement. We believe the termination of the intercompany agreement is an important step in our efforts to pursue our strategy of increasing our investment in hotels and resorts since we can now pursue real estate investment opportunities without first having to offer the opportunity to MeriStar Hospitality. In connection with the termination of the intercompany agreement we have agreed to modify the management agreements under which we manage the MeriStar Hospitality hotels as follows:

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
In addition, in connection with the termination of the intercompany agreement, MeriStar Hospitality and we have resolved our disagreement over the calculation of termination fees. We have agreed to calculate the termination fees based upon an average of the present value of remaining estimated management fees due to us under the contract (a) discounted as individual monthly payments and (b) discounted based on a lump sum payment at the end of the contract term. We have agreed to provide MeriStar Hospitality with a $2.5 million credit against termination fees owed for hotels to be sold by MeriStar Hospitality in the future. As of December 31, 2004, there was approximately $1.1 million of this credit remaining.
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
The total management fee for a hotel in any fiscal year will not be less than the base fee of 2.5%, or greater than 4.0% (with incentive fees) of aggregate hotel operating revenues. In 2004, the fee percentage we received on the hotels we managed for MeriStar was 2.5%.
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
MeriStar Hospitality’s taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. In the event of termination, MeriStar Hospitality’s taxable subsidiary will be required to pay us termination fees as described above.

During 2004, we recorded $4.3 million in termination fees related to hotels sold by MeriStar Hospitality. MeriStar Hospitality may also terminate a management agreement if certain performance standards at the hotel are not met in consecutive calendar years. We have been notified by MeriStar Hospitality that they believe that we have failed to meet the performance standards for consecutive years for 11 hotels. We are in discussions with MeriStar Hospitality with respect to these hotels, although we believe we have complied with our agreements regarding most of these properties and believe that the impact of any event of non-compliance will not be material to our financial position or results of operations.
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
Generally, the third-party owners of our hotels, rather than us, are parties to the franchise agreements to use the trade names under which the hotels are operated. We are a party, however, to certain franchise agreements with Marriott and Promus Hotels, Inc. The hotel owners are required to reimburse us for all costs incurred in connection with these franchise agreements. Our franchise agreements to use these trade names expire at varying times, generally ranging from 2005 to 2021. A grant of franchise licenses for our hotels is not intended as, and should not be interpreted as, an express or implied approval or endorsement by any such franchisor or licensor, or any of their respective affiliates, subsidiaries or divisions, of us or our stock. In addition, see our discussion of the BridgeStreet franchise program under “Business — Corporate Housing — Expansion Strategies — Franchise Program.” We have registered with the United States Patent Office for registration as trademarks the words “BridgeStreet®,” “Doral®,” used in our business. In connection with managing hotels and our corporate housing business, we utilize our trademarks including the “BridgeStreet®” mark. We do not believe that the loss or expiration of any or all of our marks would have a material adverse effect on our business. The registrations for our marks expire at varying times, generally ranging from 2005 to 2011.
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
Americans with Disabilities Act
Under the Americans with Disabilities Act, all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts of capital have been and continue to be invested by our owners in federally required upgrades to our managed hotel properties and units leased by BridgeStreet, a determination that we or our owners are not in compliance with the Americans with Disabilities Act could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We or our owners are likely to incur additional costs of complying with the Americans with Disabilities Act. Those costs, however, are not expected to have a material adverse effect on our results of operations or financial condition.

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
In addition, a significant number of the hotels that we own or manage have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations require containment, abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels at which we are aware that asbestos-containing materials are present. We are not currently aware of any potential material exposure as a result of any asbestos-related claims.
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
Competition
We compete primarily in the following segments of the lodging industry: the upscale and mid-priced sectors of the full-service segment, the select-service segment, and resorts. We also compete with other providers of flexible accommodation services. Other full — and select-service hotels and resorts compete with our properties in each geographic market in which our properties are located. Competition in the United States lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered, and quality of customer service and overall product.
In addition, we compete for hotel management contracts against numerous competitors, many of which have more financial resources than us. These competitors include the management arms of some of the major hotel brands as well as independent, non-brand-affiliated hotel managers.
Our BridgeStreet corporate housing division competes in the corporate housing industry. In this very fragmented industry, there are few national providers and most of the competition is made up of regional and local, privately held corporate housings companies. Competition in our operations in the U.S., the U.K., and France is based upon a number of factors, not unlike the traditional lodging segments, such as location, price, range of services and guest amenities, quality of service and facilities.
Employees
As of December 31, 2004, we employed approximately 33,000 persons, of whom approximately 28,000 were compensated on an hourly basis. We are reimbursed for wages for hotel employees by the hotel owners. Some of the employees at 27 of our hotels are represented by labor unions. We believe that labor relations with our employees are generally good.
Seasonality
Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at the hotels we own or manage will cause quarterly fluctuations in revenues.
Registration Rights Agreement
In connection with the MeriStar-Interstate merger, we entered into a registration rights agreement providing our principal investor group with registration rights in respect of the approximately 6.9 million shares of our common stock they held. On August 17, 2004, in connection with the Distribution and Contribution Agreement, we entered into an Amended and Restated Registration Rights Agreement, amending and restating the registrations agreement originally entered into with the CGLH partnerships.
Incidental Registration Right — Under the registration rights agreement, if at any time we propose to file a registration statement with the SEC to register any of our common stock or other debt or equity securities that may be converted into or exchanged for shares of common stock for sale to the public, the selling stockholders will have the right to include in the registration their shares of common stock. This right will be triggered whether the sale to the public is made by us for our own account, or on behalf of any of our selling stockholders.

However, this right will not be triggered if the sale is:

•	not for cash consideration;

•	is being made in connection with the conversion, exchange or exercise for shares of our common stock;

•	of shares of our common stock that are issuable upon the exercise of stock options, or issuable under the employee stock purchase plan;

•	in connection with an acquisition by us;

•	in connection with any securities exchange offer, dividend reinvestment plan, corporate reorganization; or

•	in connection with any amalgamation, merger or consolidation in which we are involved where we are the surviving corporation.
The ability of the principal investor group to include shares of common stock in our registrations is subject to customary provisions relating to the ability of underwriters to reduce the number of securities to be sold in an offering. The selling shareholders are included in this registration statement as a result of the exercise of their rights under our previous Registration Rights Agreement.
Demand Registration Right — The stockholder parties also have the right to obligate us to file a registration statement covering the resale of their common stock upon written notice to us, so long as this demand for registration is for:

•	at least 12,500,000 shares of our common stock;

•	securities that are convertible into 12,500,000 shares of our common stock; or

•	a lesser number of shares, so long as the gross proceeds of the intended sale would not be less than $2.0 million, calculated based on the average closing price of common stock over the 10 day trading period immediately preceding the date of the written demand request.
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
These stockholders, in aggregate, will be entitled to make up to seven demands for registration of their common stock to the company under the Registration Rights Agreement.
Most Favorable Registration Rights — The Registration Rights Agreement also provides that if we give any person registration rights that are more favorable than those granted to these stockholders, other than the number of registrations that may be demanded, with respect to any of our securities, we will be required to provide these stockholders with notice of that event and accord them those more favorable rights.
Equity Offering — During November 2003, we filed a registration statement with the SEC to offer 8,500,000 shares of our common stock. In connection with this equity offering, our principal investor group elected to include in the registration 500,000 shares of their common stock.
Universal Shelf Offering — In August 2004, we filed a registration statement with the SEC to offer up to $150 million in Debt Securities, Preferred Stock, Common Stock and Warrants. In connection with this registration, our principal investor group elected to include in the registration 6,232,716 shares of their common stock.

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
Various factors could adversely affect our ability to generate revenues on which our management fees are based. Our business is subject to all of the operating risks inherent in the lodging industry. These risks include, but are not limited to, the following:

•	changes in national, regional and local economic conditions;

•	cyclical overbuilding in the lodging industry;

•	varying levels of demand for rooms and related services;

•	competition from other hotels, resorts and recreational properties, some of which may have greater marketing and financial resources than we or the owners of the properties we manage have;

•	the creditworthiness of the owners of the hotels that we manage and the risk of bankruptcy by hotel owners;

•	uninsured property, casualty and other losses;

•	disruptions due to weather conditions and other calamities;

•	labor disturbances or shortages of labor;

•	the ability of any joint ventures in which we invest to service any debt they incur and the risk of foreclosure associated with that debt;

•	present or future environmental legislation;

•	dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;

•	decreases in air travel;

•	fluctuations in operating costs;

•	the effects of owners not funding recurring costs of operations, necessary renovations, refurbishment and improvements of hotel properties;

•	fluctuations in demand resulting from threatened or actual acts of terrorism or hostilities;

•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

•	changes in interest rates and the availability of credit.
Demographic, geographic or other changes in one or more markets could impact the convenience or desirability of the sites of some hotels, which would, in turn, affect the operations of those hotels.

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
As we hold or acquire interests in hotel properties, we are subject to the operating risks described in the immediately preceding risk factors. In addition, we will be exposed to risks and uncertainties associated with the ownership of hotels and real estate, including risks arising from:

•	changes in national, regional and local economic conditions;

•	changes in local real estate market conditions;

•	changes in the markets for particular types of assets;

•	changes in interest rates and in the availability, cost and terms of financing;

•	uninsured property casualty and other losses;

•	labor disturbances or shortages of labor;

•	present or future environmental legislation;

•	the recurring costs of necessary renovations, refurbishment and improvements of hotel properties;

•	adverse changes in zoning and other laws;

•	adverse changes in real estate tax assessments;

•	construction or renovation delays and cost overruns; and

•	limitations on our ability to quickly dispose of investments and respond to changes in the economic or competitive environment due to the relative illiquidity of real estate assets.
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
The corporate housing business model has inherent risks.
The corporate housing business generally operates with very low operating margins coupled with long average receivables collection cycles. This requires management to remain extremely diligent in evaluating and managing this business in order to maintain profitability and liquidity. While we believe we have the proper resources and senior management team in place to succeed in this industry, to the extent we were unable to maintain liquidity, the resulting impact could adversely affect our results of operations and financial position.
The economy could adversely affect the performance of hotels and our retention of our existing hotel management agreements.
The economic slowdown that occurred during 2001, 2002 and 2003 led to declines in room rates as hotels compete more aggressively for guests. As the economy continues to recover, it could result in the disposition by hotel owners of hotels we manage, which could result in the loss of management contracts, which could have an adverse effect on our revenues. If the economy again deteriorates, the economic slowdown may lead to an increased risk of bankruptcy by owners of hotels and/or foreclosures on the hotel properties, which may inhibit our ability to collect fees under our management agreements or may lead to their termination.

Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners.
If the owner of a property we manage disposes of the property, our management agreement may be terminated by the buyer. Similarly, if an owner of properties we manage is acquired, the subsequent owner may terminate our management agreements. Although our management agreements with MeriStar Hospitality contain termination fee provisions, our management agreements with other owners generally have limited or no termination fees payable to us if a hotel is sold and the agreement is terminated. As of December 31, 2004, approximately 94 of our management agreements had current terms scheduled to expire within two years.
As of December 31, 2004, we managed 72 properties owned by MeriStar Hospitality. During 2004, MeriStar Hospitality sold 21 hotels managed by us, 20 of which we no longer manage for the buyer. The 20 sold hotels we no longer manage, accounted for $2.8 million, or 4.3%, of our total management fees for the year ended December 31, 2003, and $0.9 million, or 1.4%, of our total management fees for the year ended December 31, 2004.
If we are terminated as manager upon the sale of a MeriStar Hospitality-owned hotel, we will receive a termination fee. Any termination fee will be paid in 48 equal monthly installments, without interest, commencing the month following the termination. MeriStar Hospitality may reduce the termination fee by providing a new hotel for us to manage within 30 months of the termination of the lost management contract to replace the terminated hotel. The termination fees are based upon an average of the present value of remaining estimated management fees due to us under the contract (a) discounted as individual monthly payments and (b) discounted based on a lump sum payment at the end of the contract term. We have agreed to provide MeriStar Hospitality with a $2.5 million credit against termination fees owed for hotels to be sold by MeriStar Hospitality in the future. As of December 31, 2004, there is approximately $1.1 million of this credit remaining. Our management agreements with other owners generally have limited or no termination fees due to us if our management agreement is terminated upon the sale of the hotel. We record termination fees as management fee revenue as they are received. The termination of management contracts as a result of hotel dispositions or otherwise could therefore have an adverse effect on our revenues.
MeriStar Hospitality and our other owners may also terminate a management agreement if specified performance standards at the hotel are not met in consecutive calendar years. We have been notified by MeriStar Hospitality that they believe that we have failed to meet the performance standards for consecutive years, for 11 hotels. We believe we have complied with our agreements regarding most of these properties and believe that the impact of any event of non-compliance will not be material to our financial position or results of operations.
In addition, for certain of our owners, including MeriStar Hospitality, we do not have the right to assign a management contract without prior written consent of the relevant hotel owner. A change in control of our company would require the consent of these owners.
A high percentage of the hotels we manage are upscale hotels, and our BridgeStreet corporate housing division primarily services business travelers and high-end leisure travelers, so we may be particularly susceptible to an economic downturn.
Approximately 65% of the rooms our hotel management division manages are in hotels that are classified as upscale, full-service hotels. These hotels generally command higher room rates. However, in an economic downturn, these hotels may be more susceptible to a decrease in revenues, as compared to hotels in other categories that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. The corporate housing segment is sensitive to economic conditions for the same reasons. Adverse changes in economic conditions could have a material adverse effect on our revenues and results of operations and the valuation of goodwill and deferred tax assets recorded on our balance sheet.

Due to the lease obligations of our BridgeStreet corporate housing division, we may not be able to adjust our cost structure as a result of changes in demand for corporate housing.
Our BridgeStreet corporate housing division has substantial commitments under leases that may not be cancelled. As a result, if demand for corporate housing decreases, we may not be able to adjust our cost structure to react to a decrease in demand, which could have an adverse effect on our results of operations. Similarly, in areas in which longer term leases are standard (such as the United Kingdom), we may not be able to adjust our corporate housing portfolio upon an increase in demand in markets where we have few or no leases to take advantage of shifting market conditions.
Acts of terrorism, the threat of terrorism, the ongoing war against terrorism and other factors have impacted and will continue to impact the hotel industry and all hotel companies’ result of operations.
The threat of terrorism has had and likely will, for the foreseeable future, continue to have a negative impact on hotel operations, causing lower than expected performance, particularly in weak economic cycles. The threat of terrorism caused a significant decrease in hotels’ occupancy and average daily rate over the past several years due to disruptions in business and leisure travel patterns and concerns about travel safety. Major metropolitan area and airport hotels have been adversely affected due to concerns about air travel safety and an overall decrease in the amount of air travel, particularly transient business travel. Future outbreaks of hostilities could have a material negative effect on air travel and on our business. In addition, increased security measures at airports or in major metropolitan areas may also cause disruptions to our operations.
We have recently experienced significant improvements in operating levels compared to periods more proximate to the September 11, 2001 terrorist attacks. However, the uncertainty associated with subsequent incidents and threats and the possibility of future attacks may continue to hamper business and leisure travel patterns. In addition, potential future outbreaks of Severe Acute Respiratory Syndrome, Avian Influenza or other diseases and similar disruptive events could have a material adverse effect on our revenues and results of operations due to decreased travel and occupancy, especially in areas affected by the events.
We are dependent on the owners of the hotel properties we manage to fund expenditures related to those properties.
We incur significant expenditures related to the management of hotel properties, including salary and other benefit related costs and business and employee related insurance costs for which we are reimbursed by the hotel owners. In the normal course of business we make every effort to pay these costs only after receiving payment from an owner for such costs. However, to the extent an owner would not be able to reimburse these costs, due to a sudden and unexpected insolvency situation or otherwise, we would be required to pay these costs directly until such time as we could make other arrangements. Although, we would make every effort to eliminate these costs prior to the point at which an owner could not reimburse us and we would continue to pursue payment through all available legal means, our results of operations could be adversely affected if we were forced to bear those costs.
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
A significant factor in our strategic plan is the successful completion of investment funds or similar vehicles, in which we would invest in hotel assets with other investors. Should we be unsuccessful in raising sufficient capital for such ventures, our continued growth could be impaired.
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
We have historically had a close business relationship with MeriStar Hospitality, and as of December 31, 2004, we manage 72 of their properties. Paul W. Whetsell is the Chief Executive Officer of MeriStar Hospitality and is the Chairman of both companies.
We and MeriStar Hospitality may have conflicting views on the manner in which we manage its hotels, as well as our and their future acquisitions and dispositions. As a result, Mr. Whetsell may be presented with decisions that provide him the opportunity to benefit MeriStar Hospitality to our detriment or benefit us to the detriment of MeriStar Hospitality. Inherent potential conflicts of interest will be present in all of the numerous transactions between us and MeriStar Hospitality. In case of a potential conflict between us and MeriStar Hospitality, we will form a special committee of our board of directors to consider the matter. Mr. Whetsell will recuse himself from all decision-making and deliberations relating to the matter, as will any other directors with interests in the matter.
Furthermore, because of the independent trading of the two companies, stockholders in each company may have divergent interests that could lead to conflicts of interest. The divergence of interests could also reduce the anticipated benefits of our close relationship with MeriStar Hospitality.
We may have conflicts relating to the sale of hotels subject to management agreements. As described in more detail below, MeriStar Hospitality will generally be required to pay a termination fee to us if it elects to sell or transfer a hotel to a person or entity that is not an affiliate of MeriStar Hospitality or if it elects to permanently close a hotel after a casualty and does not replace it with another hotel with a management fee equal to that payable under the management agreement to be terminated. MeriStar Hospitality’s decision to sell a hotel may, therefore, have significantly different consequences for MeriStar Hospitality and us.
We have been notified by MeriStar Hospitality that they believe that we have failed to meet the performance standards for consecutive years for 11 hotels. We are in discussions with MeriStar Hospitality with respect to these hotels, although we believe we have complied with our agreements regarding most of these properties and we believe the impact of any event of non-compliance will not be material to our financial position or results of operations.

If MeriStar Hospitality no longer qualifies as a REIT or is otherwise permitted to manage and operate hotels, our hotel management business could be adversely affected. For example, if MeriStar Hospitality ceases to qualify as a REIT, it would have the right to operate newly acquired properties itself. If there is a change in the Internal Revenue Code that would permit MeriStar Hospitality or one of its affiliates to operate hotels without adversely affecting MeriStar Hospitality’s status as a REIT, MeriStar Hospitality would not be required to enter into future renewals of our management agreements. Furthermore, a change in control of MeriStar Hospitality could have a negative effect on us, since our working relationship with the new owner of those hotels may not be the same as our working relationship with MeriStar Hospitality.
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
Three of the hotels we manage are located in Russia. The management contracts for the three Russian hotels accounted for approximately $6.6 million, or approximately 10.3% of total management fees for the year ended December 31, 2004, and $5.4 million, or approximately 8.5% of total management fees for the year ended December 31, 2003.
We also manage one hotel in Praia del Rey, Portugal. At December 31, 2004, we had a loan outstanding to the owner of this property in the amount of $0.5 million.
We have receivables outstanding from our operations in Russia and Portugal of $1.3 million and $1.1 million including the note receivable and other receivables that can only be paid upon the receipt of certain exemption letters from the IRS relating to foreign subsidiaries. These receivables are subject to the additional risks associated with international operations.
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
We are the brand franchisee of record of some of the hotels we have interests in or manage. In addition, with respect to hotels for which we are not the franchisee, we may sign a manager acknowledgment agreement with the franchisor that details some of our rights and obligations with respect to the hotel and references the hotel’s franchise agreement. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. Those limitations may conflict with our philosophy of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, at the discretion of the franchisor, and may restrict a franchisee’s ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require a hotel owner to incur significant expenses or capital expenditures. Action or inaction by us or by the owner of a hotel could result in a breach of standards or other terms and conditions of the franchise agreements and could result in the loss or cancellation of a franchise license.
Loss of franchise licenses without replacement would likely have an adverse effect on hotel revenues which could result in adverse affects to our overall revenues. In connection with terminating or changing the franchise affiliation of a hotel, the owner of the hotel may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operation or the underlying value of the hotel covered by the franchise due to the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Franchise agreements covering the hotels we manage expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, these franchise agreements frequently contemplate a renewal application process. This process may require an owner to make substantial capital improvements to a hotel. Although the management agreements generally require owners to make capital improvements to maintain the quality of a property, we are not able to directly control the timing or amount of those expenditures.
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
If we fail to retain our executive officers and key personnel our business could be harmed.
Our ability to maintain our competitive position will depend, to a significant extent, on the efforts and ability of our senior management. Our ability to attract and retain highly qualified personnel is critical to our operations. Competition for personnel is intense, and we may not be successful in attracting and retaining our personnel. Our inability to attract and retain highly qualified personnel may adversely affect our results of operations and financial condition.
Risks Related to Our Capital Structure
Restrictions imposed by our debt agreements may limit our ability to execute our business strategy and increase the risk of default under our debt obligations.
Our credit facility contains restrictive covenants. These restrictions include requirements to maintain financial ratios, which may significantly limit our ability to, among other things:

•	borrow additional money;

•	make capital expenditures and other investments;

•	pay dividends;

•	merge, consolidate or dispose of assets;

•	acquire assets; and

•	incur additional liens.
For example, in connection with our purchase of the Hilton Concord in February, 2005, we had to amend our new credit facility in order to modify certain liquidity covenants that we would have otherwise failed pursuant to the purchase of the hotel. This amendment is effective through May 15, 2005, at which time we will be required to be in compliance with the original covenants. To the extent we are not in compliance with the covenants on that date our liquidity, results of operations, and financial condition could be adversely affected. We are currently reviewing several options and we expect to be in compliance with our covenants by May 15, 2005.
While we believe that our current business plan and outlook will provide sufficient liquidity to fund our operations, a significant decline in our operations could reduce our cash from operations and cause us to be in default under other covenants in our debt agreements, leaving us unable to access our senior credit facility to supply needed liquidity to continue and implement new operations.
We will, in the future, be required to repay, refinance or negotiate an extension of the maturity of our credit facility. However, our ability to complete a repayment, refinancing or extension is subject to a number of conditions, many of which are beyond our control. For example, if there were a disruption in the lodging or financial markets because of a terrorist attack or other event, we might be unable to access the financial markets. Failure to complete a repayment, refinancing or extension of our credit facility would have a material adverse effect on us.
Impairments of assets or goodwill may increase the risk of default under our debt obligations.
We are required to evaluate our assets, including goodwill, annually or upon certain trigger events in order to ascertain that the historical carrying value is not less than the fair market value of the asset. Should we determine that an asset’s carrying value is less than its fair market value the asset would be considered impaired we would record a write-down of the asset to its current fair value.
Our current debt covenants require us to maintain certain ratios, including a minimum net worth. To the extent a write down would reduce our asset base we could fall below that net worth and fail that test. If we are unable to obtain a waiver or amendment to the covenant the resulting default could adversely affect our liquidity.
A deficit in working capital may reduce funds available to us for expansion of our business.
As of December 31, 2004, we had a deficit in working capital of $1.2 million. This deficit in working capital may require us to make additional borrowings to pay our current obligations. Such borrowings would serve to reduce amounts available to us for pursuit of our business strategy of growing through securing additional management contracts and acquiring additional hotel, resort and conference center properties.
Our stockholder rights plan and the anti-takeover defense provisions of our charter documents may deter potential acquirers and depress our stock price.
Under our stockholder rights plan, holders of our common stock hold one preferred share purchase right for each outstanding share of common stock they hold, exercisable under defined circumstances involving a potential change of control. The preferred share purchase rights have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Those provisions could have a material adverse effect on the premium that potential acquirers might be willing to pay in an acquisition or that investors might be willing to pay in the future for shares of our common stock.
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
FORWARD-LOOKING STATEMENTS
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this report on Form 10-K and the information incorporated by reference herein we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, Adjusted EBITDA and cash flow. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and other similar terms and phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that are not yet determinable and could cause actual results to differ materially from those expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report on Form 10-K and the documents incorporated by reference herein. In addition to the risks related to our business, the factors that could cause actual results to differ materially from those described in the forward-looking statements include, among others, the following:

•	economic conditions generally and the real estate market specifically;

•	the impact of actual or threatened future terrorist incidents or hostilities;

•	the aftermath of the war with Iraq, continuing conflicts in that geographic region and related ongoing U.S. involvement;

•	international geopolitical difficulties or health concerns;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in laws and regulations applicable to us, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	the impact of weather-related events or other calamities;

•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;

•	failure to renew essential management contracts or business leases;

•	competition from other hospitality companies, pricing pressures;

•	variations in lease and room rental rates;

•	litigation involving antitrust, consumer and other issues;

•	loss of any executive officer or failure to hire and retain highly qualified employees; and

•	other factors discussed under the heading “Risk Factors” and in other filings with the Securities and Exchange Commission.
These factors and the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made or incorporated by reference in this report on Form 10-K. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not undertake to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 2.	PROPERTIES
We maintain our corporate headquarters in Arlington, Virginia. We also have a corporate office in Dallas, Texas. We lease our offices. We lease 68,468 square feet in Virginia and this lease expires in 2014. In Texas, we lease 38,060 square feet and this lease expires in 2008. In addition, our hotel management business segment leases administrative offices in Arizona, and our BridgeStreet corporate housing division leases administrative offices in most of the markets in which they operate in the United States, the United Kingdom and France.
The full-service hotels we manage generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. These facilities are designed to attract meeting and convention functions from groups and associations, upscale business and vacation travelers, and banquets and receptions from the local community.
The following tables set forth operating information with respect to the properties we managed as of December 31.

Year	Properties	Guest Rooms

2004	306	68,242
2003	295	65,250
2002	393	83,053
The following table sets forth operating information with respect to our corporate housing division for the years ended December 31.

	Number
	of	Number
Year	Markets	of Units

2004	18	2,941
2003	21	2,884
2002	22	3,054

The Residence Inn by Marriott Pittsburgh Airport is located six miles from Pittsburgh International Airport. The property is a select-service hotel with 156 guest suites. The hotel was purchased on November 1, 1999. In the fourth quarter of 2004 and in accordance with SFAS No. 144, we recorded a charge of $2.9 million to reduce the carrying value of the Residence Inn Pittsburgh to its estimated fair value. We purchased the 329-room Hilton Concord in the east bay area of San Francisco, California on February 14, 2005.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matters to a vote of security holders during the fourth quarter of 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE under the symbol “IHR.” As of March 1, 2005, 30,718,375 shares of our common stock were listed and outstanding, held by approximately 2,832 record holders.
The following table lists, for the fiscal quarters indicated, the range of high and low closing prices per share of our common stock in U.S. dollars, as reported on the NYSE Composite Transaction Tape.

	Stock Price

	High	Low

Fiscal 2004:
First Quarter	$6.15	$5.21
Second Quarter	5.86	5.10
Third Quarter	5.39	4.05
Fourth Quarter	5.51	4.15
Fiscal 2003:
First Quarter	5.05	4.21
Second Quarter	4.93	4.16
Third Quarter	5.75	4.77
Fourth Quarter	6.75	5.00
We have not paid any cash dividends on our common stock, and we do not anticipate that we will do so in the foreseeable future. We intend to retain earnings, if any, to provide funds for the continued growth and development of our business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon lender approval as well as our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA
Set forth in the following tables are summary historical consolidated financial and other data as of and for each of the last five fiscal years.
The merger between MeriStar and Interstate on July 31, 2002 was accounted for as a reverse acquisition with Interstate as the accounting acquirer and MeriStar as the surviving company for legal purposes. As a result, the historical financial information we present in the table below, and in the accompanying consolidated financial statements, represent the financial data for Interstate prior to the merger, and for the combined company following the merger.
Selected Financial and Other Data
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,

	2004	2003	2002	2001	2000

Statement of Operations Data:
Revenue:
Lodging revenue(1)	$3,281	$3,396	$2,908	$4,426	$203,472
Management fees	32,765	33,929	25,457	21,479	29,481
Management fees — related parties	31,180	30,254	14,431	3,046	—
Corporate housing	110,620	102,773	43,068	—	—
Other revenue	14,305	15,330	17,313	15,074	13,159

	192,151	185,682	103,177	44,025	246,112
Other revenue from managed properties(4)	751,892	776,484	490,666	274,801	287,941

Total revenue	$944,043	$962,166	$593,843	$318,826	$534,053

Loss from continuing operations	$(3,919)	$(2,035)	$(36,316)	$(7,350)	$(8,903)
Income (loss) from discontinued operations(2)	(1,744)	(2,416)	145	—	—

Net loss	(5,663)	(4,451)	(36,171)	(7,350)	(8,903)
Mandatory redeemable preferred stock:
Dividends	—	—	307	634	127
Accretion	—	—	356	62	12
Conversion incentive payments	—	—	1,943	—	—

Net loss available to common Shareholders	$(5,663)	$(4,451)	$(38,777)	$(8,046)	$(9,042)

Weighted average number of basic shares outstanding (in thousands):	30,473	21,474	13,563	5,704	5,956
Basic earnings (loss) per share from continuing operations	$(0.13)	$(0.10)	$(2.87)	$(1.41)	$(1.52)
Basic earnings (loss) per share from discontinued operations	$(0.06)	$(0.11)	$0.01	—	—

Basic earnings (loss) per share	$(0.19)	$(0.21)	$(2.86)	$(1.41)	$(1.52)

Weighted average number of diluted shares outstanding (in thousands)	30,473	21,474	13,563	5,704	5,956
Diluted earnings (loss) per share from continuing operations	$(0.13)	$(0.10)	$(2.87)	$(1.41)	$(1.52)
Diluted earnings (loss) per share from discontinued operations	$(0.06)	$(0.11)	$0.01	—	—

Diluted earnings (loss) per share	$(0.19)	$(0.21)	$(2.86)	$(1.41)	$(1.52)

Balance Sheet Data (At End of Period):
Cash and cash equivalents	$13,480	$7,450	$7,054	$39,040	$51,327
Total assets	276,614	277,923	280,681	108,669	143,523
Debt	89,197	86,321	134,239	40,981	45,163
Mandatory redeemable preferred stock	—	—	—	5,070	4,258
Total equity	118,127	118,712	76,524	42,035	51,858

	Year Ended December 31,

	2004	2003	2002	2001	2000

Total Hotel Data (unaudited):(3)
Total hotel revenue	$2,278,775	$2,143,663	$2,196,671	$999,000	$1,176,000
Number of managed properties	306	295	393	134	160
Number of managed rooms	68,242	65,250	83,053	28,316	31,167

(1)	Until January 1, 2001, we leased substantially all of our hotels from a third party. Under the leases, we recorded all of the operating revenues and expenses of the hotels in our statements of operations. Effective January 1, 2001, in connection with changes permitted by the REIT Modernization Act, we assigned the hotel leases to a newly created, wholly-owned, taxable REIT subsidiaries, and the taxable REIT subsidiaries entered into management agreements with us to manage the hotels. As a result of this change, we now record only a management fee and our revenue does not reflect operating revenues from those hotels. As a result, our revenues for the years ended after January 1, 2001 are not directly comparable to those for the years ended prior.

(2)	Discontinued operations reflect the disposition of BridgeStreet Canada, Inc. in June of 2004.

(3)	Represents all properties, including the previously leased hotels, for which we provide management or related services.

(4)	Other revenue from managed properties has been revised and reduced in 2004, 2003, and 2002 by $54,800, $57,306 and $3,577, respectively. Our statements of operations includes an equal and offsetting amount — “other expense from managed properties” — which have also been revised by the same amounts. These amounts represent the payroll and related costs of the hotels’ employees which is contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)
Background
On July 31, 2002, MeriStar Hotels & Resorts, or MeriStar, and Interstate Hotels Corporation, or Old Interstate, merged, and MeriStar changed its name to “Interstate Hotels & Resorts, Inc,” or Interstate. The transaction was a stock-for-stock merger of Old Interstate into MeriStar in which Old Interstate stockholders received 4.6 shares of MeriStar common stock for each share of Old Interstate stock outstanding. Holders of MeriStar common stock and partnership units in its operating partnership continued to hold their stock and units following the merger. In connection with the merger, the holders of Old Interstate’s convertible debt and preferred stock converted those instruments into shares of MeriStar common stock. Immediately following the merger, we effected a one-for-five reverse stock split.
In accordance with U.S. generally accepted accounting principles or GAAP, we treated the merger as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Old Interstate was considered the acquiring enterprise for financial reporting purposes. Old Interstate established a new accounting basis for MeriStar’s assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. We accounted for the merger as a reverse acquisition, with Old Interstate as the accounting acquirer and MeriStar as the surviving company for legal purposes.
The consolidated financial statements for the period January 1, 2002 through July 31, 2002, include the historical results of operations of Old Interstate, the accounting acquirer. After our merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.

Business Overview
General — We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center and golf markets. We also own one hotel property and hold non-controlling equity interests in 11 joint ventures, which hold ownership interests in 27 of our managed properties, as of December 31, 2004. Our portfolio is diversified geographically and by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services.
We have two operating segments, hotel management and corporate housing. Each is managed separately because of its distinct products and services.
Our subsidiary operating partnership indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. As of December 31, 2004, we also own over 99% of the limited partnership interests in the partnership. The outside ownership interests are reflected in minority interests on our balance sheet at December 31, 2004. The partnership agreements gives us, as the general partner, full control over the business and affairs of the partnership.
Revenue — Our revenue consists of:

•	management fee revenue, which consists of fees received under our management agreements and includes termination fees as they are earned;

•	corporate housing revenue, which consists of revenues from our BridgeStreet corporate housing division;

•	lodging revenue, which consists of rooms, food and beverage and other department revenues from our owned hotel; and

•	other revenue, which consists of insurance revenue from Northridge Insurance Company, purchasing revenue, accounting fees, technical services revenues, information technology support fees, and other fees.
We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. Emerging Issues Task Force, (“EITF”) No. 01-14, “Income Statement Characteristics of Reimbursements for Out-of-pocket Expenses,” establishes standards for accounting for reimbursable expenses in our income statement. Under this pronouncement, the reimbursement of payroll, benefits and certain other property costs is recorded as “other revenue from managed properties,” with a corresponding expense recorded as “other expenses from managed properties” in our statements of operations.
Operating Expenses — Our operating expenses consist of operating expenses by department and undistributed operating expenses. Operating expenses by department include expenses associated with our corporate housing division and our lodging operations. Corporate housing expenses include lease payments for apartments, furniture costs, utility costs, housekeeping costs, and costs associated with our field staff. Lodging expenses include costs associated with rooms, food and beverage and other department expenses and property operating costs related to our owned hotel.
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

Insurance and Risk Management — We make available certain insurance coverage to our managed hotels under the terms of each individual management agreement. This insurance is arranged through third-party carriers. Northridge Insurance Company, our subsidiary, reinsures a portion of certain of the coverages from these third-party primary insurers. These policies provide for layers of coverage with minimum deductibles and annual aggregate limits. These policies are for coverage relating to innkeepers’ losses (general/ comprehensive liability), garagekeeper’s legal liability, and real and personal property insurance.
All accounts of Northridge are classified with assets and liabilities of a similar nature in our consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $3,000 and $1,421 at December 31, 2004 and 2003, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets. The consolidated statements of operations include the insurance income earned and related insurance expenses incurred. The insurance income earned is included in other fees in the consolidated statements of operations.
We are liable for costs of the IHC Employee Health and Welfare Plan, which was closed in March 2004 and provided certain employees with group health insurance benefits. We expect the runoff liability to approximate $674 as of December 31, 2004. These amounts are recorded as liabilities in the accompanying consolidated balance sheets.
Our Associates Benefits Choices plan provides healthcare benefits for the majority of our employees. The estimated extended liability reserve for this plan was approximately $7,339 as of December 31, 2004. The majority of this liability is related to property level employees the cost of which is reimbursed to us by the hotel owners. In addition, Sunstone Hotel Properties, Inc., our wholly owned subsidiary, maintains benefit plans for all of its employees at the property level. The estimated extended liability reserve for these plans was $9,246 at December 31, 2004. These amounts are reflected as liabilities on our balance sheet.
Recent Events
Acquisition of Management Company — On October 26, 2004, we entered into a Stock Purchase Agreement with Sunstone Hotel Investors, Inc., (“Sunstone REIT”) a Maryland corporation; Sunstone Hotel Partnership, LLC, a Delaware limited liability company; Sunstone Hotel Investors, LLC, a Delaware limited liability company; Sunstone Hotel TRS Lessee, Inc., a Delaware corporation; (collectively the “Sunstone Parties”) and Sunstone Hotel Properties, a Colorado corporation (“SHP”). Under the Stock Purchase Agreement we acquired SHP, the hotel manager for the Sunstone Parties concurrently with the completion of Sunstone REIT’s initial public offering of common stock on October 26, 2004. The Stock Purchase Agreement includes customary representations and warranties, as well as an obligation by the Sunstone parties to indemnify Interstate and SHP for liabilities arising prior to the acquisition. The purchase price was $8,000, of which $6,000 was paid in cash at closing on October 26, 2004 and $2,000 is due on December 31, 2005. In connection with the acquisition, SHP entered into new management contracts with respect to its 54 managed hotels, of which 50 hotel are owned by Sunstone REIT.
Joint Venture Disposition — On January 6, 2005 our joint venture San Diego Bridgeworks, LLC, sold Hilton San Diego Gaslamp. Our total proceeds are expected to be approximately $4,400 of which we have received $2,900 as of March 1, 2005.
Debt Refinancing — On January 14, 2005, we entered into an amended and restated senior secured credit facility with various lenders, and SG Americas Securities, LLC as the lead arranger. The new senior secured credit facility will replace our prior senior secured credit facility and subordinated term loan. The amended and restated senior secured credit facility provides aggregate loan commitments of a $53,000 term loan and a $55,000 revolving credit facility. In addition, we have the ability to increase the revolving credit facility and/or the term loan by up to $50,000, in the aggregate, by seeking additional commitments from lenders. The facility is scheduled to mature on January 14, 2008. Initially, we borrowed $87,200, consisting of $53,000 of term loans and $34,200 in revolving borrowings to repay $40,000 outstanding under a subordinated term loan and $43,500 outstanding under our prior credit facility as well as fees and expenses related to the repayments and the new credit facility. We expect to write off approximately $2,000 in deferred financing costs.

We will pay interest on our borrowings at an interest rate under the revolving credit facility ranging from LIBOR plus 325 to 350 basis points and at an interest rate under the term loan ranging from LIBOR plus 450 to 550 basis points, with both rates varying depending on the result of certain financial tests. As of January 14, 2005, based on those financial tests, borrowings under the revolving credit facility bore interest at a rate of LIBOR plus 350 basis points and the term loan bore interest at a rate of LIBOR plus 550 basis points.
As with the prior facility, the debt under the amended credit facility is guaranteed by certain of our existing, wholly-owned subsidiaries and secured by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts/ agreements. Our new credit facility contains covenants similar to the old credit facility that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions.
Hotel Acquisition — On February 14 , 2005, we acquired the 329-room Hilton Concord in San Francisco, California, East Bay. The purchase price was $29,150 or $88.6 a room. We financed a portion of the acquisition with a $19,000 mortgage loan provided by Massachusetts Mutual Life Insurance Company. The balance of the acquisition price was funded with a combination of cash on hand and borrowings under the Company’s credit facility. The purchase of the hotel increased our leverage and decreased our liquidity. Therefore, on February 4, 2005, we amended and restated our senior secured credit facility in order to give us greater flexibility on the related covenant tests. This amendment is effective through May 15, 2005, at which time we will be required to be in compliance with the original covenants.
Hurricanes in Florida — During August and September of 2004, Florida experienced several strong hurricanes which damaged or closed ten properties we manage. We are currently in negotiations with our insurance provider to recover our losses in management fees under our business interruption insurance policies. We are entitled to recover management fees for the time period the hotels were partially or completely closed and for the time period after the hotels re-opened, but were not operating at historical levels. We will recognize revenues when we have finalized our negotiations, which we do not believe will occur until late 2005 or early 2006.
Related Party Transactions
Related parties, as defined in SFAS 57 “Related Party Disclosures,” include MeriStar Hospitality, the hotels included in our real estate joint ventures, and a small number of our hotels which are affiliated with certain of our directors. Total management fees from related parties amounted to $31,180, $30,254, and $14,431 for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 14 of our consolidated financial statements for further discussion.
Critical Accounting Policies and Estimates
Our consolidated financial statements include the accounts of Interstate Hotels and Resorts, Inc. and all our consolidated subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates.

•	the evaluation of impairment of certain long-lived assets and intangible assets with determinable lives;

•	the evaluation of impairment of goodwill;

•	estimation of valuation allowances, especially those related to deferred income tax assets and receivables; and

•	revenue recognition.
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
We review long-lived assets for impairment when one or more of the following events have occurred:

•	current or immediate short-term (future 12 months) projected cash flows are significantly less than the most recent historical cash flows;

•	a significant loss of management contracts without the realistic expectation of a replacement;

•	the unplanned departure of an executive officer or other key personnel, which could adversely affect our ability to maintain our competitive position and manage future growth;

•	a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of the goodwill or other long-lived assets; or

•	events that could cause significant adverse changes and uncertainty in business and leisure travel patterns.
Impairment of Goodwill — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually, or as circumstances warrant, we perform an analysis to determine whether the goodwill carrying value has been impaired. To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized in an amount equal to that excess. Any impairment losses are recorded as operating expenses. Aside from testing upon the occurrence of trigger events, we also test goodwill for impairment annually during our fourth quarter. We did not recognize any impairment losses for goodwill in 2004, 2003 or 2002.
Valuation Allowances — We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2004, we have a valuation allowance of $13,600 to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.

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
Revenue Recognition — We earn revenue from hotel management contracts and related services, corporate housing operations and operations of our wholly owned hotel. Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties and fees for other related services we provide.
Through the second quarter of 2002, we had recorded incentive management fees in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Method No. 2 of EITF Topic No. D-96, “Accounting for Management Fees Based on a Formula” in which incentive management fees are accrued as earned based on the profitability of the hotel, subject to the specific terms of each individual management agreement. The application of Method No. 2 resulted in the accrual of incentive management fees during interim reporting periods throughout the annual measurement period. The accrual would be reduced or eliminated in subsequent interim reporting periods if the profitability of the hotel missed performance thresholds later in the annual measurement period.
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
BridgeStreet recognizes revenue from our corporate housing services in metropolitan markets located in the United States, the United Kingdom and Paris. We recognize fees when earned in accordance with the individual leasing contract.
2004 and 2005 Industry Assessment
Hotel operations have improved significantly in 2004 as compared with 2003 and 2002. Through the end of 2003, the sluggish economy, the conflict in Iraq, fear of terrorist acts, health concerns for travelers, and delays and difficulties in travel due to heightened security measures at airports had a significant negative impact on our operating results. In 2004, RevPAR improved 6.9%, occupancy rose 2.4% and average daily rate (ADR) increased 4.5%, all compared to the same period of the prior year. (These statistics exclude rooms at 10 Florida properties that were affected by the recent hurricanes during the third quarter of 2004). These improvements are primarily attributable to the improvement in the U.S. economy reflecting the increase in the gross domestic product of 3.9% in 2004. We are encouraged by these improvements and expect that our results of operations will improve if these trends continue.
In our corporate housing division during 2002 and 2003, the weak economy, the conflict in Iraq, traveler health concerns corporate housing due to SARS and fears of terrorism also negatively impacted the demand for corporate relocations and long-term travel assignments, two primary drivers of our operations. The 12 months ended 2004 demonstrated encouraging improvement compared to 12 months ended 2003, as we continue to focus on stronger markets such as New York, Washington, DC, Chicago and London. In addition, we have reduced our inventory in areas where demand is weak or declining, a strategy that resulted in disposal of the Toronto market in June 2004, where long-term leases did not permit us to adjust our inventory as demand changed. Our goal going forward is to shorten the length of our lease commitments where possible and look for more opportunities to convert higher risk apartment blocks into management arrangements. The disposal of the Toronto operation eliminated a significant drag on our corporate housing operations.
Our plans to improve our operations include the following:

•	Continue to improve the operations of our managed properties which will generate additional base and incentive fees for us.

•	Secure additional management contracts on quality properties.

•	Increase the number of our investments in hotels, resorts and conference centers through the creation of joint ventures and/or real estate funds, where we will invest alongside other real estate investors and manage the acquired properties. The goal of these investments is to enable us to increase our equity in earnings from the profits of these investments, as well as provide revenues from management fees from the associated properties.

•	Improve our inventory management and control costs within our existing markets in our corporate housing segment, increase our focus on high growth markets such as New York, Washington, DC, Chicago and London and increase our sales efforts in our primary national segments. We may also add additional markets in North America if the conditions are favorable. We will continue to expand the Licensed Global Partner Program in which we license the BridgeStreet name to various corporate housing providers throughout the U.S.
Results of Operations
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
At December 31, 2004, we managed 306 properties with 68,242 guest rooms, compared to 295 properties with 65,250 guest rooms at December 31, 2003.
Hotels under management increased by a net of 11 properties compared to 2003, as follows:

•	In connection with our purchase of Sunstone Hotel Properties, Inc, we acquired management contracts for 54 properties, during the fourth quarter of 2004.

•	During 2004 MeriStar Hospitality sold 21 properties, 20 of which we no longer manage for the eventual buyers. In addition, we transitioned 23 other properties out of our system.
Revenues
The following table shows the operating statistics for our managed hotels on a same store basis for the year ended December 31st , excluding rooms at 10 Florida properties that were affected by hurricanes during the third quarter of 2004 (dollars not in thousands):

	2004	2003	Change

Revenue per available room	$69.07	$64.56	6.9%
Average daily rate	$100.46	$96.10	4.5%
Occupancy	68.8%	67.2%	2.4%
The following table sets forth operating information with respect to our Corporate Housing division for the following years ended December 31.

	Number	Average
	of	Number
Year	Markets	of Units	ADR	Occupancy

2004	18	2,941	$102.16	88.90%
2003	21	2,884	97.85	78.9

Our total revenue decreased $18,123 to $944,043 for 2004 compared to $ 962,166 for 2003. Major components of this decrease were:

•	Revenue from management fees decreased $238, or 0.4%, to $63,945 for 2004. While our RevPAR, ADR, and occupancy have improved year over year, our revenue decreased slightly due to the sale of 21 properties by MeriStar Hospitality in the year 2004 compared to 15 properties during 2003. This decrease was partially offset by an increase in termination fees of $4,118 for 2004 relating mainly to properties sold by MeriStar Hospitality. In addition, the closing of our Flagstone subsidiary during the fourth quarter of 2003, accounted for approximately $3,637 of the decrease. This decrease was partially offset by the addition of 54 management contracts from our purchase of Sunstone Hotel Properties, Inc. in October 2004, which produced $1,210 of additional revenues during the fourth quarter of 2004.

•	Revenue from our corporate housing segment increased by $7,847, or 7.6%, to $110,620 for 2004, compared with $102,773 for 2003. This increase was attributable to gains in Chicago, New York, Washington, DC, and London, partially offset by the closing of the Raleigh and Detroit markets in the first quarter of 2004 and the disposition of Toronto in June 2004.

•	Other revenues decreased $1,025, or 6.6%, from $15,330 for 2003 to $14,305 for 2004. The majority of this decrease is due to a decrease in insurance revenue of $2,168 from our captive insurance company because of a reduction in our reinsurance programs. The decrease is offset by additional revenue generated by our construction management and purchasing division of $564 and additional accounting fees of $485 earned by Sunstone Hotel Properties, Inc.

•	Reimbursable expenses, which we record as other revenue and other expense from managed properties under EITF 01-14, decreased by $24,592, or 3.2%, to $751,892 for 2004, from $776,484 for 2003. While we had more properties under management at the end of 2004 than at the end of 2003 the average number of properties under management was lower for 2004 than 2003. Consequently the amount of reimbursed hotel employee salaries and other expenses was lower in 2004 than in 2003. In addition, other revenue from managed properties has been revised and reduced in 2004 and 2003 by $54,800 and $57,306, respectively. Our statements of operations include an equal and offsetting amount — “Other expenses from managed properties” — which have also been revised by the same amounts. These amounts represent the payroll and related costs of the hotels’ employees which is contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share.
Operating Expenses by Department
Total operating expenses by department increased $5,949 to $93,603 for 2004 compared to $87,654 for 2003. Operating expenses by department include lodging expenses from our owned hotel, and operating expenses of our corporate housing division. This increase is due to increased expenses incurred by our corporate housing division reflecting higher apartment rental costs and additional costs associated with higher occupancy, offset by a slight decrease in lodging expenses.
Undistributed Operating Expenses
Undistributed operating expenses include the following items:
Total undistributed operating expenses decreased $2,462, or 2.5%, to $95,637 for 2004, compared to $98,099 for 2003. Factors primarily affecting the decrease were:

•	Administrative and general expenses increased by $1,387, or 2.0%, from $68,760 for the year ended December 31, 2003 to $70,147 for the year ended December 31, 2004. This increase was primarily due to increases associated with Sarbanes-Oxley compliance, negotiations of a proposed transaction that was not consummated and incentive compensation programs, offset by the closing of our Flagstone subsidiary in the fourth quarter of 2003, and the discontinued Toronto operations from our corporate housing division. We also identified and corrected several immaterial errors from the prior periods in the fourth quarter of 2004, the net effect of which decreased administrative and general expenses by approximately $439.

•	Depreciation and amortization expense decreased by $3,628, or 27.4%, to $9,635 for 2004. This decrease is primarily due to a large number of management contracts that became fully amortized during the second quarter of 2003 and the loss of certain management contracts during 2004 and 2003. This decrease was partially offset by the increase in purchases of property and equipment during mid-2003 relating to the relocation of our corporate office.

•	There were no merger and integration costs for 2004 compared to $3,816 for 2003 relating to our merger with Old Interstate.

•	Restructuring expenses increased $648 to $4,048 for 2004. In 2003 the restructuring expenses related to severance costs for certain former corporate personnel. Restructuring charges in 2004 consisted of $3,312 related to severance costs for our former CEO, Paul Whetsell, $570 relating to severance costs for former corporate personnel and $166 for restructuring within our corporate housing division.

•	Asset impairment and write-offs increased $2,947, from $8,860 for 2003 to $11,807 for 2004. During the first quarter of 2004, we recorded an impairment charge of $563 to reduce the carrying amount of our investment in MIP Lessee, L.P. and we wrote off $538 of our remaining investment in MRI Houston Hospitality LP. In the fourth quarter of 2004, we determined that the estimated fair value of the Residence Inn Pittsburgh, was less than its carrying value and we recorded a charge of $2,900 to reduce its carrying value.
In 2004, write-offs of management contracts were $7,260, compared to $4,072 in 2003, due to the increase in terminated management contracts, specifically related to the properties sold by MeriStar Hospitality.
In the fourth quarter of 2003 we recorded an impairment charge of $4,476 on our investment in FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P., reducing the combined net book value of the investment and a note receivable to zero.

	Year ended
	December 31,

	2004	2003

Management contract write-offs	$7,260	$4,072
Investment impairments	3,986	4,476
Cost of uncompleted merger	459	—
Leasehold improvement write-offs	—	312
Other	102	—

Total	$11,807	$8,860

•	Reimbursable expenses, which we record as other revenue and other expense from managed properties under EITF 01-14, decreased by $24,592, or 3.2%, to $751,892 for 2004, from $776,484 for 2003. While we had more properties under management at the end of 2004 than at the end of 2003 the average number of properties under management was lower in 2004 than 2003. Consequently the amount of reimbursed hotel employee salaries and other expenses was lower in 2004 than in 2003. In addition, other expenses from managed properties has been revised and reduced in 2004 and 2003 by $54,800 and $57,306, respectively. Our statements of operations include an equal and offsetting amount — “Other revenue from managed properties” — which have also been revised by the same amounts. These amounts represent the payroll and related costs of the hotels’ employees which is contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share.
Loss from Discontinued Operations
Loss from discontinued operations decreased $672, to $(1,744) for 2004, from $(2,416) for 2003. Discontinued operations relates to the disposal of the Toronto operation of our corporate housing division, in June, 2004. The 2004 loss only reflects operations through the disposition in June 2004 while 2003 results include twelve months of operations.

Net Income (Loss)
Net loss available to common shareholders increased $1,212 to a loss of $(5,663) for 2004, from a loss of $(4,451) for 2003. The net loss in 2003 included a gain of $13,629 for the extinguishment of debt. There was no similar item in 2004. Although the amount of our net loss increased in 2004 as compared to 2003, we experienced improvement in our operations as noted above. Also, net intent expense and equity in losses of affiliates decreased in 2004 as compared to 2003.

•	Net interest expense decreased $2,500, or 24.8%, to $7,600 for 2004, from $10,100 for 2003. We incurred less interest expense on our senior credit facility as we made repayments of $45,276 in the fourth quarter of 2003, using proceeds from an equity offering. In addition, we incurred less interest expense on our non-recourse promissory note as we made two principal payments during the third quarter of 2003. In addition, during the fourth quarter of 2003, in connection with the repayment of a portion of our term loan, we wrote off approximately $750 of associated deferred financing costs.

•	Equity in losses of affiliates decreased $562, or 34.7%, to $(1,056) for 2004, from $(1,618) for 2003. These losses consist of our proportionate share of the losses incurred through our non-controlling equity investments in various hotels. This is due to a reduction in losses incurred by our joint venture hotels.

•	At December 31, 2002, we had $56,069 of long-term debt under a term loan due to MeriStar Hospitality, which was due to mature on July 31, 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. We repaid the note for a discounted amount of $42,056 in January 2003. We financed part of the repayment with the proceeds from a $40,000 subordinated term loan and realized a gain on refinancing of $13,629 in 2003 with no similar item in 2004.

•	Income tax expense (benefit) decreased by $5,459 to a benefit of $(1,781) for 2004, from an expense of $3,678 for 2003 principally because of the recognition of the gain on extinguishment of debt of $13,629 in 2003.
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
Revenues
The following table shows the operating statistics for our managed hotels on a same store basis for the year ended December 31 (dollars not in thousands):

	2003	2002	Change

Revenue per available room	$64.43	$66.22	(2.7%)
Average daily rate	$97.75	$100.31	(2.5%)
Occupancy	65.9%	66.0%	(0.0%)

Our total revenue increased $368,323 to $962,166 for 2003 compared to $593,843 in 2002. Major components of this increase were:

•	Revenue from management fees increased $24,295, from $39,888 for 2002 to $64,183 for 2003. The primary reason was the increase in managed hotels during the year, resulting from the merger, and additional contracts acquired since the merger, partially offset by a decrease from the loss of contracts, including those related to properties sold by MeriStar Hospitality, RFS and others. There is also a decrease in revenues at the managed hotels due to the decline in revenue per available room as shown above, primarily due to the continued weakness in the U.S. economy and the impact of the war in Iraq.

•	Corporate housing revenue was $102,773 for 2003, compared with $43,068 for 2002. Corporate housing revenue increased as a result of the merger, as 2002 results include five months as compared with twelve months in 2003. Corporate housing revenue was fairly consistent when compared to full year 2002 results.

•	Other revenues decreased $1,983 from $17,313 for 2002 to $15,330 for 2003. The majority of this is due to a decrease in insurance income of $917 from our captive insurance company, and an overall decrease in the other fees.

•	Reimbursable expenses, which we record as other revenue and other expense from managed properties under EITF 01-14, increased by $285,818 or 58.3%, to $776,484 for 2003, from $490,666 for 2002. Substantially all of this increase is due to the increase in the number of employees and managed properties resulting from the merger in July 2002. In addition, other revenue from managed properties has been revised and reduced in 2003 and 2002 by $57,306 and $3,577, respectively. Our statements of operations include an equal and offsetting amount — “Other expense from managed properties” — which have also been revised by the same amounts. These amounts represent the payroll and related costs of the hotels’ employees which is contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share.
Operating Expenses by Department

•	Total operating expenses by department increased $50,551 to $87,654 for 2003 compared to $37,103 for 2002. Substantially all of this increase was due to expenses incurred in our corporate housing division as a result of the merger. Therefore the 2002 results include five months as compared with twelve months in 2003. Corporate housing expenses are fairly consistent when compared to the expenses for the full year 2002 results.
Undistributed Operating Expenses
Total undistributed operating expenses increased $9,688 to $98,099 for 2003 compared to $88,411 for 2002. Factors primarily affecting the increase were:

•	Administrative and general expenses increased by $21,105, from $47,655 for 2002 to $68,760 for 2003, primarily due to the merger on July 31, 2002.

•	Depreciation and amortization expense decreased by $729, from $13,992 for 2002 to $13,263 for 2003, primarily due to a loss of certain management contracts during the year.

•	Merger and integration costs decreased $5,547 to $3,816 for 2003. These costs included professional fees, travel, relocation costs and other transition costs.

•	Restructuring expenses decreased $9,214, from $12,614 for 2002, to $3,400 for 2003. In 2002, restructuring expenses were incurred in connection with the merger, and primarily consist of severance costs for personnel changes and non-cancelable lease costs associated with the merger. In 2003 the restructuring expenses relate to severance costs for certain former corporate personnel, again related to the merger.

•	No tender offer costs were incurred for 2003 compared to $1,000 for 2002 related to the commencement of a partial tender offer to purchase 2,465,322 shares of Interstate’s Class A Common Stock by Shaner Hotel Group Limited Partnership and Shaner’s unsolicited proposals to combine the operations of Interstate with Shaner prior to the commencement of the tender offer. These costs were incurred for legal and professional fees. The tender offer expired May 31, 2002.

•	Asset impairments and write-offs increased $5,073, from $3,787 for 2002, to $8,860 for 2003. In the fourth quarter of 2002 we recorded an impairment charge of $2,704 to reduce the carrying value of our investment in FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P. Similarly, in the fourth quarter of 2003 we recorded an impairment charge of $4,476 on the same investment, to reduce the total carrying value to zero. In 2003, write-offs of management contracts increased to $4,072, compared to $1,083 in 2002 specifically related to the properties sold by MeriStar Hospitality and the termination of contracts by Winston. Also in 2003 is a charge of $312, representing the write-off of leasehold improvements relating to our former corporate office in Washington, DC, before relocating in July 2003 to Arlington, Va.

•	Reimbursable expenses, which we record as other revenue and other expense from managed properties under EITF 01-14, increased by $285,818, to $776,484 for 2003, from $490,666 for 2002. Substantially all of this increase is due to the increase in the number of employees and managed properties resulting from the merger in July 2002. In addition, other expense from managed properties has been revised and reduced in 2003 and 2002 by $57,306 and $3,577, respectively. Our statements of operations include an equal and offsetting amount — “Other revenue from managed properties” — which have also been revised by the same amounts. These amounts represent the payroll and related costs of the hotels’ employees which is contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share.

Income (Loss) from Discontinued Operations
Discontinued operations decreased $2,561, to a loss of $(2,416) for 2003, from income of $145 for 2002. Discontinued operations reflect the disposal of the Toronto operation of our corporate housing division, which we disposed of in June 2004. The results of these discontinued operations have been reflected in all applicable periods presented in our historical statements of operations in accordance with SFAS No. 144.
Net Income (Loss)
Net loss available to common shareholders decreased $34,326 to $(4,451) for 2003, from $(38,777) for 2002. This decrease is due to improvements in our operations as discussed above, impacted by the following:

•	Net interest expense increased $4,507, or 80.6%, to $10,100 for 2003, from $5,593 for 2002 primarily due to the increase in outstanding debt following the merger, the increase in amortization of deferred financing fees associated with the merger and the debt refinancing in January 2003. In addition, during the fourth quarter of 2003, in connection with the repayment of a portion of our term loan, we wrote off approximately $750 of deferred financing costs associated with the term loan. This amount and the amortization of deferred financing fees are included in interest expense on our statement of operations.

•	Equity in losses of affiliates decreased $791, or 32.8%, to $1,618 for 2003, from $2,409 for 2002. These losses consist of our proportionate share of the losses incurred through our non-controlling equity investments in various hotels. In 2002, we recorded approximately $1,837 of equity losses associated with our FCH/ ICH joint venture, whereas in 2003 we recorded approximately $470 in losses prior to our write-off of our investment in the joint venture. Losses were incurred by the hotels owned by our equity investees due to the weakness in the U.S. economy during 2002 and 2003.

•	Conversion incentive payment of our convertible notes was a one-time payment to our principal investor group of $7,307, which was made in 2002 in connection with the merger.

•	Gain on refinancing was $13,629 in 2003, compared to $0 for the same period 2002. At December 31, 2002, we had $56,069 of long-term debt under a term loan due to MeriStar Hospitality due to mature in 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the loan. The repayment of $42,056 was completed in January 2003. We financed part of the repayment with the proceeds from a $40,000 subordinated term loan and realized a gain of $13,629.

•	Income tax expense increased by $4,811 to $3,678 for 2003, from a benefit of ($1,133) for 2002. In 2003, we recorded an adjustment to our foreign tax provision related to acquired businesses, we experienced foreign losses for which we expect to receive no benefit, we incurred nondeductible expenses incurred as a result of the merger between Interstate in July 2002 and we recorded a valuation allowance related to tax credits.
Liquidity and Capital Resources
Working Capital — We had $13,480 of cash and cash equivalent assets at December 31, 2004, compared to $7,450 at December 31, 2003, and working capital deficit (current assets less current liabilities) of $1,171 at December 31, 2004, compared to a working capital deficit of $8,349 at December 31, 2003. This improvement in working capital of $7,178 resulted primarily from the increase in cash from operations.
Operating Activities — Cash provided by operating activities was $15,497 for the year ended December 31, 2004, compared to cash provided by operating activities of $5,340 during the year ended December 31, 2003. The increase in cash resulted primarily from the completion of the merger and integration which reduced expenses by $3,916 along with improved operating results in 2004.
Cash provided by operating activities was $5,340 for 2003, compared to cash used in operating activities of $17,513 during 2002. The increase in cash resulted primarily from a reduction in net loss in 2003 and changes in the accounts payable and accrued liabilities balances. We billed the hotels for insurance that we paid on their behalf in the fourth quarter of 2003, causing our accounts receivable to increase at December 31, 2003.
Investing Activities — Cash used in investing activities was $9,859 for 2004, compared to $14,992 for 2003. Major components of this decrease in use of cash are:

•	purchases of property and equipment of $2,237 in 2004 compared to $8,696 in 2003.

•	acquisition of Sunstone and costs incurred to obtain management contracts of $8,775, in 2004, compared to $1,686 in 2003. This increase reflects additions to management contracts during 2004 and the associated costs.

•	cash invested in hotels of $1,524 in 2004, compared to $2,167 in 2003, which includes investments in our joint ventures for capital expansion projects in 2004.

•	the change in restricted cash, to $3,691 in 2004 from $3,250 in 2003. Our captive insurance company has restricted cash, which is determined based on statutory requirements and is directly related to premiums written during the year. We also have restricted cash at our purchasing subsidiary, which represents cash that our clients have advanced to us for capital projects.
Cash used in investing activities was $14,992 for 2003, compared to cash used in investing activities of $5,023 for 2002. In 2003, we incurred $8,696 of costs related to the relocation of our corporate offices from Washington, D.C. to Arlington, VA. In addition, during 2003 we entered into a joint venture and contributed to one of our real estate properties for capital expansion projects. In 2002, we paid merger-related acquisition costs of approximately $3,486, purchased $1,193 of property and equipment, and invested $1,360 in hotel real estate. Also in 2002, we acquired $1,766 of cash associated with the merger transaction.
Financing Activities — Cash provided by financing activities was $69 for 2004 which primarily relates to debt incurred offset by debt repayment and the redemption of all 78,431 preferred operating partnership units for cash of $1,310. The preferred units were included in minority interests on our balance sheet at December 31, 2003.
Cash provided by financing activities was $8,946 for 2003 compared to net cash used in financing activities of $9,622 for 2002. This increase in cash was due primarily to proceeds received from a public equity offering of our common stock in November 2003, of $45,276, net of the underwriting discount, offset by approximately $1,148 of other expenses we incurred relating to that equity offering. The proceeds of the equity offering were used to repay long term debt, resulting in a net repayment of $33,900 in 2003, as opposed to a net repayment of $7,811 in 2002.

Senior Credit Agreement — Effective July 31, 2002, in connection with the closing of the merger between MeriStar and IHC, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement consists of a $65,000 term loan due on July 28, 2005 and a $48,000 revolving credit facility due on July 28, 2005, with a one-year extension at our option. The interest rate on the senior credit agreement is the 30-day London Interbank Offered Rate, or LIBOR, plus 3.00% to 4.50%, depending upon the results of certain financial tests. The senior credit facility contains covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2004, we were in compliance with these covenants. At December 31, 2004, borrowings under the senior credit agreement bore interest at a rate of 5.94% per annum, which is the 30-day LIBOR plus 3.5%. During the fourth quarter of 2003, using the proceeds from our public equity offering, we repaid $45,276 of the term loan. We incurred $2,434 and $4,308 of interest expense on the senior credit agreement for the years ended December 31, 2004 and 2003, respectively.
On January 14, 2005, we entered into an amended and restated senior secured credit facility with various lenders. The amended and restated senior secured credit facility provides aggregate loan commitments of a $53 million term loan and a $55 million revolving credit facility. In addition, we have the ability to increase the revolving credit facility and/or the term loan by up to $50 million, in the aggregate, by seeking additional commitments from lenders. The scheduled maturity is January 14, 2008.
We will pay interest on our borrowings at an interest rate under the revolving credit facility ranging from LIBOR plus 325 to 350 basis points and at an interest rate under the term loan ranging from LIBOR plus 450 to 550 basis points. The actual rate for both the revolving credit facility and the term loan depends on the result of certain financial tests. As of January 14, 2005, based on those financial tests, borrowings under the revolving credit facility bear interest at a rate of LIBOR plus 350 basis points and borrowings under the term loan bear interest at a rate of LIBOR plus 550 basis points.
As with the prior facility, the debt under the amended credit facility is guaranteed by certain of our existing subsidiaries and secured by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements.
As with our previous senior credit facility, our amended and restated credit facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions.
On January 14, 2005, we borrowed $87.2 million to repay our existing $40 million subordinated term loan, the $43.5 million outstanding under our prior senior secured credit facility and for fees and expenses related to the repayments and the new credit facility. In addition, we entered into an amendment to our new credit facility on February 4, 2005 in connection with the purchase of the Hilton Concord. This amendment is effective through May 15, 2005, at which time we will be required to be in compliance with the original covenants. We are currently reviewing several options and we expect to be in compliance with our covenants by May 15, 2005. As of March 1, 2005, the total availability under our senior credit agreement was $22.5 million.
MeriStar Hospitality Term Loan — MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. The repayment of $42,052 was completed in January 2003. We financed the repayment with proceeds from a $40,000 subordinated term loan and cash on hand and realized a gain of $13,629.
Subordinated Term Loan — In January 2003, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, which it may be at our option, the maturity of the subordinated term loan could have also been automatically extended by one year to January 31, 2007. This term loan was subordinated to borrowings under our senior credit agreement and contained certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2004, we were in compliance with these covenants. At December 31, 2004, borrowings under the subordinated term loan bore interest at a rate of 10.81% per annum. We incurred $4,050 of interest expense on the subordinated term loan for the year ended December 31, 2004. In January 2005 we repaid this loan with proceeds from the refinancing, as discussed above. We expect to write off approximately $2,000 in deferred financing costs.
Non-Recourse Promissory Note — In 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor Lodging Trust (“FelCor”) to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum and the outstanding principal balance is due and payable on December 31, 2010. For 2004 and 2003, we incurred $447 and $482, respectively, of interest expense on the promissory note. Accrued interest payable was $414, as of December 31, 2004.
As of December 31, 2004, the remaining balance on the promissory note is $3,723 and we have written off our interest in the related partnerships. After notifying FelCor, we suspended further principal and interest payments on this non-recourse promissory note and accordingly, we are in default under the note. We expect that we will ultimately transfer ownership of our equity interests in these partnerships to FelCor in return for the extinguishment of the debt. This note would have no value to a third party.
Sunstone Promissory Note — On October 26, 2004, we entered in to a Stock Purchase Agreement to acquire Sunstone Hotel Properties, Inc., a Colorado corporation (“SHP”), a hotel management company. In connection with the purchase we entered into a note with Sunstone Hotels Investors, LLC, for $2,000 that is due December 31, 2005.
Public Equity Offering — On November 26, 2003, in a public equity offering, we offered 8,500,000 shares of our common stock, par value $0.01 per share, at a price of $5.25 per share. An additional 500,000 shares of common stock were offered by our principal investor group. On December 16, 2003, the underwriters exercised their over-allotment option for an additional 601,900 shares.
Our total proceeds from this equity offering, net of the underwriting discount but prior to deducting other expenses, amounted to approximately $45,276. We did not receive any proceeds from the sale of shares by the principal investor group. The net proceeds were used to repay indebtedness under our senior credit facility.
Shelf Registration Statement — In August 2004, we filed a Form S-3 shelf registration statement registering up to $150,000 of debt securities, preferred stock, common stock and warrants. The registration statement also registered the 6,232,716 shares of our common stock held by CGLH Partners I, LP and CGLH Partners II, LP, which are beneficially owned by certain of our directors. The CGLH Partnerships have the right to include their shares in the registration statement pursuant to a registration rights agreement they executed with us at the time of our July 2002 merger with Interstate Hotels Corporation.
Liquidity — We believe that cash generated by our operations, together with borrowing capacity under our senior credit agreement, will be sufficient to fund our requirements for working capital, required capital expenditures and debt service for the next twelve months. We expect to continue to seek acquisitions of hotel management businesses and management contracts and opportunities where we can participate in the ownership of hotels we manage. We expect to finance future acquisitions through a combination of additional borrowings under our credit facility and the issuance of equity instruments, including common stock or operating partnership units, or additional/replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. On February 4, 2005, we amended and restated our senior secured credit facility in order to give us greater flexibility on the related covenant tests. This amendment is effective through May 15, 2005, at which time we will be required to be in compliance with the original covenants.

Contractual Obligations and Off Balance Sheet Arrangements
The following table summarizes our contractual obligations at December 31, 2004 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods:

	Payment terms

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Senior credit facility — revolving credit facility(a)	$27,000	$—	$27,000	$—	$—
Senior credit facility — term loan(a)	16,474	1,625	14,849	—	—
Non-recourse promissory note	3,723	—	—	—	3,723
Subordinated term-loan(a)	40,000	—	—	40,000	—
Sunstone promissory note	2,000	2,000	—	—	—
Non-cancelable apartment leases	56,926	35,116	13,664	5,510	2,636
Non-cancelable office leases	26,425	3,768	10,272	5,250	7,135

Total	$172,548	$42,509	$65,785	$50,760	$13,494

(a)	We refinanced our credit facility and repaid our subordinated term loan on January 14, 2005, as discussed above in “Liquidity and Capital Resources.” Therefore we do not consider any of these amounts current. Had we not refinanced, the old credit facility would have been due in July 28, 2006. The following presents our payment terms under the new credit facility.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

New senior credit facility — revolving credit facility	$34,200	$—	$—	$34,200	$—
New senior credit facility — term loan	$53,000	$3,750	$10,000	$39,250	$—
Long-Term Debt: For principal repayment and debt service obligations with respect to our long-term debt, see Note 7 to our consolidated financial statements.
Lease Commitments: We lease apartments for our corporate housing division and office space for our corporate offices. The leases run through 2014 and are included in the table above.
Management Agreement Commitments: Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $2,719 to these hotel owners in the form of investments or loans, if requested. The timing of future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion, and not included in the above table.
Letter of Credit: We have a $2,500 letter of credit outstanding from Interstate Operating Co. L.P. and Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on June 25, 2005.
Equity Investment Funding: In connection with our equity investments in hotel real estate, we are partners or members of various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. The timing and amount of such contributions of capital, if any, is currently unknown and is therefore not reflected in the chart set forth above. We have minority interests in eleven hotel real estate limited partnerships and limited liability companies. We do not guarantee the debt or other obligations of any of these investments.
Redeemable Operating Partnership Units: We had 78,431 preferred units outstanding in our subsidiary operating partnership, which were held by an affiliate of Mahmood J. Khimji, one of our directors. On May 3, 2004, we redeemed all 78,431 preferred units for cash consideration, totaling $1.3 million at a redemption price of $16.70 per unit.
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
Sunstone — We purchased Sunstone Hotel Properties, Inc. on October 26, 2004. As part of the purchase we assumed the liabilities of that company which included certain employee related liabilities such as workers’ compensation and liabilities under a defined benefit pension plan. We are indemnified by Sunstone REIT for these liabilities. We recorded the liabilities for workers’ compensation and the pension plan on our balance sheet and recorded a receivable for the same amount from the owner, Sunstone REIT, at the time of the purchase. In addition, we also have a $5.0 million letter of credit outstanding from Sunstone Hotel Investors, Inc., for these and other assumed liabilities. To the extent Sunstone REIT would be unable to reimburse us for these liabilities and they would exceed the amount outstanding on their letter of credit to us, we would be primarily liable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.
Our former senior secured credit facility matured July 31, 2005, with a one year extension of the revolving portion at our option. At December 31, 2004, we had borrowings of $43,474 outstanding on the facility. Interest on the debt is variable, based on the 30-day LIBOR plus a spread of 300 to 450 basis points, depending on the results of certain financial tests. The senior credit facility bore interest at a rate of 5.94% at December 31, 2004. We have determined that the fair value of the debt approximates its carrying value. On January 14, 2005, we entered into an amended and restated senior secured credit facility with various lenders. SG Americas Securities, LLC was the lead arranger for the new facility. The amended and restated senior secured credit facility will replace our prior senior secured credit facility and the subordinated term loan. The amended and restated senior secured credit facility provides loan commitments for a $53 million term loan and a $55 million revolving credit facility. In addition, we have the ability to increase the revolving credit facility and/or the term loan by up to $50 million, in the aggregate, by seeking additional commitments from lenders. The scheduled maturity on both loans is January 14, 2008.
We will pay interest on our borrowings at an interest rate under the revolving credit facility ranging from LIBOR plus 325 to 350 basis points and at an interest rate under the term loan ranging from LIBOR plus 450 to 550 basis points. The actual rate for both the revolving credit facility and the term loan depends on the result of certain financial tests. As of January 14, 2005, based on those financial tests, borrowings under the revolving credit facility bear interest at a rate of LIBOR plus 350 basis points and borrowings under the term loan bear interest at a rate of LIBOR plus 550 basis points.
As with the prior facility, the debt under the amended credit facility is guaranteed by certain of our existing subsidiaries and secured by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts/agreements.
As with our previous senior credit facility, our amended and restated credit facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions.
At December 31, 2002, we had $56,069 of long-term debt under a term loan due to MeriStar Hospitality, which was due to mature on July 31, 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar term loan. The repayment of $42,052 was completed in January 2003. We refinanced the repayment with the proceeds from $40,000 subordinated term loan and cash on hand and realized a gain of $13,629. The subordinated term loan carries a variable interest rate, based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matures on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, the maturity of the subordinated term loan will also be automatically extended by one year to January 31, 2007. The remainder of the repayment was funded out of available cash. We have determined that the fair value of the debt approximates its carrying value.
Concurrent with the closing of our new credit facility, on January 14, 2005, we borrowed $87.2 million to repay our existing $40 million subordinated term loan, the $43.5 million outstanding under our prior senior secured credit facility and for fees and expense related to the repayments and the new credit facility.
Our non-recourse promissory note to FelCor with a balance of $3,723 is due on December 31, 2010. Interest on the note is payable monthly at the rate of 12% per annum. We believe that our non-recourse promissory note would have no value to a third party. We intend to exchange the non-recourse promissory note for our equity interests in the related joint ventures. The carrying value of our investments in these partnerships has been previously written down to zero.
In October 2002, we entered into a $30,000, two-year interest rate swap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The swap agreement effectively fixed the 30-day LIBOR at 2.50%. This agreement matured on October 1, 2004.
In March 2003, we entered into a $35,000, twenty-two month interest rate cap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement capped the 30-day LIBOR at 4.50%. This cap matured on December 31, 2004.
In February 2005, we entered into a $19,000, three-year interest rate cap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 6.65%. This cap is scheduled to mature on March 1, 2008.
Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $603 for the year ended December 31, 2004, and by approximately $940 for the year ended December 31, 2003.
Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 17.7% and 16.6% of our revenues excluding reimbursed expenses from managed properties for the years ended December 31, 2004 and 2003, respectively, from services performed in Canada, the United Kingdom, France, Russia, and Portugal. Our foreign currency translation gains and (losses) were $(34) for the year ended December 31, 2004, and are included in accumulated other comprehensive income (loss) in our statement of operations. To date, since most of our foreign operations have been largely self-contained or dollar-denominated, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

ITEM 8.	TOTAL FINANCIAL STATEMENTS
The following Consolidated Financial Statements are filed as part of this Annual Report of Form 10-K:
INTERSTATE HOTELS & RESORTS, INC.
All Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Interstate Hotels & Resorts, Inc.:
We have audited the accompanying consolidated balance sheets of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Interstate Hotels & Resorts, Inc. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
McLean, Virginia
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Interstate Hotels & Resorts, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A of the Annual Report on Form 10-K, that Interstate Hotels & Resorts, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Interstate Hotels & Resorts, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Interstate Hotels & Resorts, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Interstate Hotels & Resorts, Inc. acquired Sunstone Hotel Properties, Inc. (Sunstone) in the fourth quarter of 2004 and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, Sunstone’s internal control over financial reporting associated with total assets of approximately $20 million and total revenues of approximately $1.7 million as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Interstate Hotels & Resorts, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Sunstone.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
McLean, Virginia
March 16, 2005

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$13,480	$7,450
Restricted cash	3,691	3,250
Accounts receivable, net of allowance for doubtful accounts of $3,390 in 2004 and $3,529 in 2003	33,480	25,531
Due from related parties, net of allowance for doubtful accounts of $536 in 2004 and none in 2003	11,653	14,649
Prepaid expenses and other current assets	8,929	9,342

Total current assets	71,233	60,222
Marketable securities	1,706	2,556
Property and equipment, net	19,981	27,056
Officers and employees notes receivable	83	86
Investments in and advances to affiliates	12,155	15,825
Notes receivable	5,180	6,044
Deferred income taxes	18,312	18,673
Goodwill	96,802	92,123
Intangible assets, net	51,162	55,338

Total assets	$276,614	$277,923

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,651	$9,203
Accounts payable — related parties	—	433
Accrued expenses	61,003	57,310
Current portion of long-term debt	5,750	1,625

Total current liabilities	72,404	68,571
Deferred compensation	1,706	2,556
Long-term debt	83,447	84,696

Total liabilities	157,557	155,823
Minority interests	930	3,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 30,629,519 and 29,951,334 shares issued and outstanding at December 31, 2004 and 2003, respectively	307	300
Treasury stock	(69)	(69)
Paid-in capital	188,865	183,849
Accumulated other comprehensive income, net of tax	892	837
Accumulated deficit	(71,868)	(66,205)

Total stockholders’ equity	118,127	118,712

Total liabilities, minority interests and stockholders’ equity	$276,614	$277,923

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Revenue:
Lodging revenue	$3,281	$3,396	$2,908
Management fees	32,765	33,929	25,457
Management fees-related parties	31,180	30,254	14,431
Corporate housing	110,620	102,773	43,068
Other revenue	14,305	15,330	17,313

	192,151	185,682	103,177
Other revenue from managed properties	751,892	776,484	490,666

Total revenue	944,043	962,166	593,843

Operating expenses by department:
Lodging expenses	2,011	2,384	2,139
Corporate housing	91,592	85,270	34,964
Undistributed operating expenses:
Administrative and general	70,147	68,760	47,655
Depreciation and amortization	9,635	13,263	13,992
Merger and integration costs	—	3,816	9,363
Restructuring expenses	4,048	3,400	12,614
Tender offer costs	—	—	1,000
Asset impairments and write-offs	11,807	8,860	3,787

	189,240	185,753	125,514
Other expenses from managed properties	751,892	776,484	490,666

Total operating expenses	941,132	962,237	616,180

Operating income (loss)	2,911	(71)	(22,337)

Interest income	(1,005)	(917)	(1,638)
Interest expense	8,605	11,017	7,231
Equity in losses of affiliates	1,056	1,618	2,409
Conversion incentive payment-convertible notes	—	—	7,307
Gain on refinancing term loan from related party	—	(13,629)	—

Income (loss) before minority interests and income taxes	(5,745)	1,840	(37,646)
Income tax expense (benefit)	(1,781)	3,678	(1,133)
Minority interest expense (benefit)	(45)	197	(197)

Loss from continuing operations	(3,919)	(2,035)	(36,316)
Income (loss) from discontinued operations, net	(1,744)	(2,416)	145

Net loss	(5,663)	(4,451)	(36,171)
Mandatorily redeemable preferred stock:
Dividends	—	—	307
Accretion	—	—	356
Conversion incentive payments	—	—	1,943

Net loss available to common shareholders	(5,663)	(4,451)	(38,777)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(34)	553	102
Unrealized gain (loss) on investments	89	433	(251)

Comprehensive loss	$(5,608)	$(3,465)	$(38,926)

Weighted average number of basic common shares outstanding	30,473	21,474	13,563
Basic loss per share from continuing operations	$(0.13)	$(0.10)	$(2.87)
Basic earnings (loss) per share from discontinued operations	$(0.06)	$(0.11)	$0.01

Basic loss per share	$(0.19)	$(0.21)	$(2.86)

Weighted average number of diluted shares of common shares outstanding	30,473	21,474	13,563
Diluted loss per share from continuing operations	$(0.13)	$(0.10)	$(2.87)
Diluted earnings (loss) per share from discontinued operations	$(0.06)	$(0.11)	$0.01

Diluted loss per share	$(0.19)	$(0.21)	$(2.86)

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other		Mandatorily
					Comprehensive		Redeemable
	Common	Treasury	Paid-in	Accumulated	Income		Preferred
	Stock	Stock	Capital	Deficit	(Loss)	Total	Stock

Balance at January 1, 2002	$57	$—	$64,955	$(22,977)	$—	$42,035	$5,070
Conversion of convertible securities	65	—	31,735	—	—	31,800	—
Options exercised	2	—	525	—	—	527	—
Effect of options accounted for using variable Plan accounting	—	—	823	—	—	823	—
Shares issued in connection with the merger and conversion of Interstate shares	871	—	37,653	—	—	38,524	—
Reverse stock-split	(792)	—	792	—	—	—	—
Vesting of MeriStar stock options	—	—	953	—	—	953	—
Issuance of restricted stock	2	—	832	—	—	834	—
Treasury shares repurchased	—	(46)	—	—	—	(46)	—
Redemption of preferred stock	—	—	—	—	—	—	(5,070)
Net loss available to common shareholders	—	—	—	(38,777)	—	(38,777)	—
Other comprehensive loss, net of tax	—	—	—	—	(149)	(149)	—

Balance at December 31, 2002	205	(46)	138,268	(61,754)	(149)	76,524	—

Options exercised	3	—	662	—	—	665	—
Effect of options accounted for using variable Plan accounting	—	—	125	—	—	125	—
Conversion of operating partnership units	1	—	704	—	—	705	—
Issuance of common stock in equity offering	91	—	44,037	—	—	44,128	—
Options expense	—	—	53	—	—	53	—
Treasury shares repurchased	—	(23)	—	—	—	(23)	—
Net loss available to common shareholders	—	—	—	(4,451)	—	(4,451)	—
Other comprehensive income, net of tax	—	—	—	—	986	986	—

Balance at December 31, 2003	300	(69)	183,849	(66,205)	837	118,712	—

Options exercised	2	—	815	—	—	817	—
Conversion of operating partnership units	1	—	1,095	—	—	1,096	—
Additional costs of equity offering	—	—	(69)	—	—	(69)	—
Options expense	—	—	319	—	—	319	—
Issuance of restricted stock	4	—	2,856	—	—	2,860	—
Net loss available to common shareholders	—	—	—	(5,663)	—	(5,663)	—
Other comprehensive income, net of tax	—	—	—	—	55	55	—

Balance at December 31, 2004	$307	$(69)	$188,865	$(71,868)	$892	$118,127	$—

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(5,663)	$(4,451)	$(36,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,685	13,466	14,058
Equity in losses of affiliates	1,056	1,618	2,409
Asset impairments and write-offs	11,807	8,860	3,787
Forgiveness of notes receivable	60	—	1,866
Write-off of fixed assets	—	—	1,860
Write-off of deferred financing fees	—	750	2,465
Minority interest	(45)	197	(197)
Deferred income taxes	(2,005)	1,131	(2,791)
Amortization of restricted common stock and mandatorily redeemable preferred stock	—	—	1,372
Gain on refinancing	—	(13,629)	—
Other	1,458	2,018	2,539
Grant of stock for severance	3,181	—	—
Loss on disposal of discontinued operations	376	—	—
Changes in assets and liabilities:
Accounts receivable, net	(17,468)	(10,654)	15,217
Prepaid expenses and other current assets	492	4,280	68
Accounts payable	9,216	4,357	(13,366)
Due from related parties	3,347	(2,603)	(10,629)

Net cash provided by (used in) operating activities	15,497	5,340	(17,513)

Cash flows from investing activities:
Proceeds from the sale of investments	522	—	—
Change in restricted cash	(441)	(1,884)	(18)
Purchases of property and equipment	(2,237)	(8,696)	(1,193)
Purchases of marketable securities	—	—	(2,080)
Acquisition of Sunstone and costs incurred to obtain management contracts	(8,775)	(1,686)	(620)
Merger-related acquisition costs	—	—	(3,486)
Proceeds from sale of marketable securities	—	—	1,911
Cash acquired in merger transaction	—	—	1,766
Net cash invested for equity investments in hotel real estate	(1,524)	(2,167)	(1,360)
Change in officers and employees notes receivable, net	3	287	(301)
Changes in notes receivable, net	2,593	—	—
Change in advances to affiliates, net	—	(846)	248
Deposits and other	—	—	110

Net cash used in investing activities	(9,859)	(14,992)	(5,023)

Cash flows from financing activities:
Proceeds from long-term debt	40,000	104,500	25,000
Repayment of long-term debt	(39,125)	(138,400)	(32,811)
Net proceeds from issuance of common stock	751	44,787	527
Cash paid for redemption of preferred operating partnership units	(1,310)	—	—
Dividends paid on mandatorily redeemable preferred stock	—	—	(307)
Conversion incentive payments-preferred stock	—	—	(1,943)
Financing fees paid	(247)	(1,918)	(42)
Common stock repurchased and retired	—	(23)	(46)

Net cash provided by (used in) financing activities	69	8,946	(9,622)

Effect of exchange rate on cash	323	1,102	172
Net increase (decrease) in cash and cash equivalents	6,030	396	(31,986)
Cash and cash equivalents at beginning of year	7,450	7,054	39,040

Cash and cash equivalents at end of year	$13,480	$7,450	$7,054

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)
1.     BUSINESS SUMMARY
We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center and golf markets. We also own one hotel property and hold non-controlling joint venture equity interests in 27 of our managed properties at December 31, 2004. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services.
As of December 31, 2004, we managed 306 properties, with 68,242 rooms in 41 states, the District of Columbia, Canada, Russia and Portugal. As of December 31, 2004, we had 2,941 apartments under lease or management through our BridgeStreet corporate housing division in the United States, France and the United Kingdom.
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
On July 31, 2002, MeriStar Hotels & Resorts, or MeriStar, and Interstate Hotels Corporation, or Old Interstate, merged, and MeriStar changed its name to “Interstate Hotels & Resorts, Inc,” or Interstate. The transaction was a stock-for-stock merger of Old Interstate into MeriStar in which Old Interstate stockholders received 4.6 shares of MeriStar common stock for each share of Old Interstate stock outstanding. Holders of MeriStar common stock and partnership units in its operating partnership continued to hold their stock and units following the merger. In connection with the merger, the holders of Old Interstate’s convertible debt and preferred stock converted those instruments into shares of MeriStar common stock. Immediately following the merger, we effected a one-for-five reverse stock split.
In accordance with U.S. generally accepted accounting principles or GAAP, we treated the merger as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Old Interstate was considered the acquiring enterprise for financial reporting purposes. Old Interstate established a new accounting basis for MeriStar’s assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. We accounted for the merger as a reverse acquisition, with Old Interstate as the accounting acquirer and MeriStar as the surviving company for legal purposes.
The consolidated financial statements for the period January 1, 2002 through July 31, 2002, include the historical results of operations of Old Interstate, the accounting acquirer. After our merger on July 31, 2002, the financial statements include the operating results of the combined entity, Interstate Hotels & Resorts, Inc.
We manage 72 properties owned by MeriStar Hospitality, a real estate investment trust, or REIT. Our relationship with MeriStar Hospitality has historically been governed in part by an intercompany agreement. That agreement provided each of us the right to participate in certain transactions entered into by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the other company. Management fees earned from hotels owned by MeriStar Hospitality are included in management fees-related parties in the consolidated statements of operations.
Effective July 1, 2004, MeriStar Hospitality and we agreed to terminate the intercompany agreement. We believe the termination of the intercompany agreement is an important step in our efforts to pursue our strategy of increasing our investment in hotels and resorts since we can now pursue real estate investment opportunities without first having to offer the opportunity to MeriStar Hospitality. In connection with the termination of the intercompany agreement we have agreed to modify the management agreements under which we manage the MeriStar Hospitality hotels as follows:

•	MeriStar Hospitality may terminate management agreements each year representing up to 600 rooms with the payment of a termination fee equal to 18 months of management fees and, if all 600 rooms are not terminated in a given year, the remaining portion of the 600 rooms may be carried over to the subsequent year.

•	MeriStar Hospitality may terminate a management agreement if we make an investment, in the form of debt or equity, in a hotel that is in the competitive set of a MeriStar Hospitality hotel (provided that the termination can only occur between 12 and 18 months following the date the investment is made); and

•	the period during which termination fees are paid (other than as described in the first bullet point above) is extended from 30 months to 48 months; provided that the period during which MeriStar Hospitality may reduce the termination fee by providing a new hotel for us to manage to replace the terminated hotel will remain 30 months.
In addition, in connection with the termination of the intercompany agreement, MeriStar Hospitality and we have resolved our disagreement over the calculation of termination fees. We have agreed to calculate the termination fees based upon an average of the present value of remaining estimated management fees due to us under the contract (a) discounted as individual monthly payments and (b) discounted based on a lump sum payment at the end of the contract term. We have agreed to provide MeriStar Hospitality with a $2,500 credit against termination fees owed for hotels to be sold by MeriStar Hospitality in the future. As of December 31, 2004 there is approximately $1,140 of this credit remaining.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — Our consolidated financial statements include our accounts and the accounts of all of our majority owned subsidiaries. As part of our consolidation process, we eliminate all significant intercompany balances and transactions. We use the equity method to account for all of our investments in unconsolidated joint ventures, as we do not have any controlling interests. We own 100% of the Pittsburgh Airport Residence Inn by Marriott, which is consolidated in our financial statements.
Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Allowance for Doubtful Accounts — We provide an allowance for doubtful accounts receivable when we determine it is more likely than not a specific account will not be collected and provide a general reserve for the population of our accounts that we believe may become uncollectible based on current business conditions. Although it is reasonably possible that our estimate for doubtful accounts could change in the future, we are not aware of any events that would result in a change to our estimate that would be material to our financial position or results of operations for 2004.
Marketable Securities — We provide deferred compensation for certain executives and hotel general managers by depositing amounts into trusts for the benefit of the participating employees. Deposits into the trusts are expensed. Amounts in the trusts earn investment income, which serves to increase the corresponding deferred compensation obligation. Investments, which are recorded at market value, are directed by us or the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
participants, and consist principally of mutual funds. Unrealized gains and losses were not significant at December 31, 2004 and 2003.
Property and Equipment — We record our fixed assets at cost. We depreciate these assets using the straight-line method over estimated useful lives ranging from three to 40 years.
Officers and Employees Notes Receivable — Subject to the limitations of the Sarbanes-Oxley Act of 2002, we grant loans from time to time to officers and employees, which are payable under various terms and conditions. We may forgive certain amounts in accordance with employment agreements, and such amounts are expensed ratably over the terms of such employment agreements.
Goodwill and Intangible Assets — Our intangible assets consist of hotel management contract costs, costs incurred to obtain management contracts, franchise fees, and deferred financing fees. Goodwill represents the excess of the cost to acquire a business over the estimated fair value of the net identifiable assets of that business. We amortize intangible assets on a straight-line basis over the estimated useful lives of the underlying assets. These lives range from five to 25 years. We do not amortize goodwill.
Impairment of Long-Lived Assets — Whenever events or changes in circumstances indicate that the carrying values of long-lived assets (including intangible assets) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. Any impairment losses are recorded as operating expenses. We amortize our deferred financing costs on a straight-line basis, which approximates the effective interest method.
We review long-lived assets for impairment when one or more of the following events occur:

•	Current or immediate short-term (future 12 months) projected cash flows are significantly less than the most recent historical cash flows.

•	A significant loss of management contracts without the realistic expectation of a replacement.

•	The unplanned departure of an executive officer or other key personnel that could adversely affect our ability to maintain our competitive position and manage future growth.

•	A significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our long-lived assets.

•	Events that could cause significant adverse changes and uncertainty in business and leisure travel patterns.
We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future cash flows, we base our estimates on projected amounts of future earnings before interest expense, income taxes, depreciation and amortization, and equity in earnings of affiliates, or Adjusted EBITDA. We use growth assumptions to project these estimated future cash flows out over the expected life of the underlying asset. Our impairment analysis considers various factors, such as the current operating performance of the underlying assets, our future forecast for operations, funding requirements or obligations we may have, and the estimated fair value of our investment based on liquidation preferences and priorities within an affiliate ownership structure.
Impairment of Goodwill — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” annually, or as circumstances warrant, we perform an analysis to determine whether the goodwill carrying value has been impaired. To test goodwill for impairment, we perform an analysis to compare the fair value of the reporting unit to which the goodwill is assigned to the carrying value of the reporting unit. We make estimates of the discounted cash flows from the expected future operations of the reporting unit. If the analysis indicates that the fair value of the reporting unit is less than its carrying value, we do an analysis to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying value, an impairment loss is recognized in an amount equal to that excess. Any impairment losses are recorded as operating expenses. Aside from testing upon the occurrence of trigger events, we also test goodwill for impairment annually during our fourth quarter. We did not recognize any impairment losses for goodwill in 2004, 2003 or 2002.
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
Foreign Currency Translation — We maintain the results of operations for our foreign locations in the local currency and translate these results using the average exchange rates during the period. We translate the assets and liabilities to U.S. dollars using the exchange rate in effect at the balance sheet date. We reflect the resulting translation adjustments in stockholders’ equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income (loss), net of tax.
Stock-Based Compensation — In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to provide alternative methods of transition for a voluntary change to the expense recognition provisions of the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, we elected to adopt the fair-value method of accounting for stock options, using the prospective method.
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
Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if we had accounted for our employee stock options using the fair value method. The weighted average fair value of the options granted was $5.49, $4.78 and $2.30 during 2004, 2003 and 2002, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rate	2.22%	5.70%	3.83%
Dividend rate	—	—	—
Volatility factor	0.35	0.34	0.74
Weighted average expected life	3.23 years	3.02 years	3.16 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Had compensation cost for stock options been determined based on the fair value at the grant date for awards under our plans, our net loss and per share amounts would have been the pro forma amounts indicated as follows:

	2004	2003	2002

Net loss available to common shareholders, as reported	$(5,663)	$(4,451)	$(38,777)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	207	107	1,038
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(280)	(335)	(1,913)

Net loss available to common shareholders, pro forma	$(5,736)	$(4,679)	$(39,652)

Earnings per share:
Basic, as reported	$(0.19)	$(0.21)	$(2.86)
Basic, pro forma	$(0.19)	$(0.22)	$(2.92)
Diluted, as reported	$(0.19)	$(0.21)	$(2.86)
Diluted, pro forma	$(0.19)	$(0.22)	$(2.92)
The effects of applying Statement of Financial Accounting Standards No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future years.
Revenue Recognition — We earn revenue from our owned hotel, management contracts and related sources, and corporate housing operations. We recognize revenue from our owned and leased hotels from rooms, food and beverage, and other operating departments as earned at the close of each business day. Our management and other fees consist of base and incentive management fees receivable from third-party owners of hotel properties, and fees for other related services we provide. We recognize base fees and fees for other services as revenue when earned in accordance with the individual management contracts. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we accrue incentive fees in the period when we are certain they are earned. Most of our contracts have annual incentive fee measurements and, we typically record any incentive fees on these contracts in the last month of the annual contract period.
Comprehensive Loss — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires companies to display comprehensive income (loss) and its components in a financial statement to be included in a company’s full set of annual financial statements or in the notes to financial statements. Comprehensive income (loss) represents a measure of all changes in the equity of a company that result from recognized transactions and other economic events for the period, other than transactions with owners in their capacity as owners. Our comprehensive loss includes net income (loss) and other comprehensive income (loss) from foreign currency items, derivative instruments, translation adjustments, and unrealized gains (losses) from our investments which are available for sale.
Derivative Instruments and Hedging Activities — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at estimated fair value.
Our interest rate risk management objective is to limit the impact of interest rate changes on our earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than interest rate hedging purposes.
Our interest rate swap has been designated as a hedge against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, our interest rate swap was reflected at fair value in our consolidated balance sheet and the related unrealized gains or losses on the swap agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). As of December 31, 2003, the fair value of our derivative instruments was a liability of $307. Our interest rate swap matured on October 1, 2004.
In February 2005, we entered into a $19,000, three-year interest rate cap agreement with a financial institution in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 6.65%. This cap is scheduled to mature on March 1, 2008.
Insurance Receivables and Reserves — We earn insurance revenues through reinsurance premiums, direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims, claims incurred but not reported and claims settlement expenses. Claims incurred but not reported are estimated based on historical experience and other various factors that are believed to be reasonable under the circumstances. Actual liabilities may differ from estimated amounts and any changes in estimated losses and settlements are reflected in current earnings. All accounts are classified with assets and liabilities of a similar nature in the consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $3,000 and $1,421 at December 31, 2004 and 2003, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets.
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
Use of Estimates — To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, we must make many estimates and assumptions. These estimates and assumptions affect the reported amounts on our balance sheets and income statements, and our disclosure of contingent assets and liabilities at the date of the financial statements. Our actual results could differ materially from those estimates.
Other Revenue and Other Expenses From Managed Properties — We record these amounts in accordance with EITF 01-14. These amounts represent expenses incurred in managing the hotel properties for which we are contractually reimbursed by the hotel owner. These amounts generally include salary and employee benefits for our employees working in the properties and certain other insurance costs. We revised and reduced other revenue from managed properties and other expenses from managed properties in the amounts $54,800, $57,306 and $3,577 for the years ended 2004, 2003, 2002, respectively. This revision has no impact on operating income (loss), net income (loss) or earnings (loss) per share.
Reclassifications — We have reclassified certain 2003 and 2002 amounts to be consistent with the 2004 presentation.
Recent Accounting Pronouncements
In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (“FIN 46”). FIN 46 explains how to identify a variable interest entity (“VIE”) and how an enterprise assesses its interests in a VIE to decide whether to consolidate the entity. This Interpretation requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
disperse risks among parties involved. The original provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, VIEs created after January 1, 2004 must be accounted for under the revised interpretations. FIN 46R is effective beginning in the first quarter of 2004. We do not have interests in any VIE’s created subsequent to January 31, 2003.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. The provisions of FAS 123R are effective July 1, 2005. The adoption of this standard in 2005 is not expected to have a material effect on our consolidated financial position and results of operations as we currently use the fair value method prescribed in SFAS No. 123.
3.     INVESTMENTS IN AND ADVANCES TO AFFILIATES
Our investments in and advances to joint ventures and affiliated companies consist of the following at December 31:

	2004	2003

MIP Lessee, L.P.	$4,856	$5,681
S.D. Bridgeworks, LLC	253	3,389
CNL/ IHC Partners, L.P.	2,477	2,382
Interconn Ponte Vedra Company, L.P.	2,334	1,210
Other	2,235	3,163

Total	$12,155	$15,825

During 2004 and 2003, we contributed $1,124 and $1,210, respectively, to our existing partnership, Interconn Ponte Vedra, L.P., that owns the Marriott at Sawgrass in Ponte Vedra Florida. These contributions were for capital expansion projects at the property and represent a preferred equity investment on which we receive a 12% preferred return.
We have an investment in MeriStar Lessee, L.P. (MIP) which represents 10% of the common equity. MIP owns eight properties that we manage. In December 2004, we invested an additional $1 million as a preferred investment. This was repaid to us in February, 2005.
In the first quarter of 2004, it was determined that our investment in MIP was impaired based on purchase offers we received on two hotels owned by the joint venture that were held for sale. Accordingly, we recorded an impairment charge of $563 to reduce the carrying amount of the investment to its estimated fair value. This amount is included in asset impairments and other write-offs in our statements of operations.
During the first quarter of 2004, we wrote off our remaining investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center. The hotel was underperforming and in the first quarter of 2004 the joint venture was notified that it had defaulted on its bank loan; therefore we wrote off the remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carrying value of $538. This amount is included in asset impairments and other write offs in our statements of operations. One of our directors holds a 22.46% ownership interest in this hotel.
In June 2004, S.D. Bridgeworks, L.L.C., our joint venture that owns the Hilton Garden San Diego Gaslamp, paid us $2,687 of its note payable owed to us, plus $300 of accumulated interest. We own 17.24% of this joint venture at December 31, 2004. On January 6, 2005, San Diego Bridgeworks, LLC, sold Hilton San Diego Gaslamp. Our total proceeds are expected to be approximately $4.4 million. As of March 1, 2005, we have received $2.9 million.
In 2001, we formed two limited partnerships (FCH/ IHC Hotels, L.P. and FCH/ IHC Leasing, L.P.) with FelCor Lodging Trust Incorporated (“FelCor”). These partnerships own eight mid-scale hotels, and we manage those eight hotels. The partnership entities are owned 50.5% by FelCor and 49.5% by us. FelCor consolidates these entities in its consolidated financial statements. Annually we test the carrying value of our investments for impairment. The operating results of the hotels in the FelCor partnerships are lower than what we had originally forecasted when we formed the partnership with FelCor. Our review as of December 31, 2003 and 2002 indicated that the future projected cash flows from the partnerships’ hotels were not sufficient to allow us to recover our investment in these partnerships, and we believe the decline to be other than temporary. Accordingly, in 2002, we recorded an impairment charge of $2,704 and in 2003, we recorded an impairment charge of $4,476, reducing the combined net book value of the investment and a note receivable to zero. These charges are included in asset impairments and write-offs in the accompanying statements of operations.
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
We are not responsible for, and do not guarantee, the debt or other obligations of any of these investees.
The combined summarized financial information of our unconsolidated joint ventures is as follows:

	December 31,

	2004	2003

Balance sheet data:
Current assets	$52,221	$82,006
Non-current assets	777,751	826,786
Current liabilities	61,838	90,896
Non-current liabilities	542,852	558,078
Operating data:
Revenue	234,587	221,599
Operating expenses	168,902	159,488
Net income (loss)	(9,601)	(24,420)
Our share of losses	(1,056)	(1,618)
Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $2,719 to these hotel owners in the form of investments or working capital loans. The timing of future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.     PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2004 and 2003 consist of the following:

	2004	2003

Land	$1,344	$1,344
Furniture and fixtures	6,240	12,200
Building and improvements	7,052	9,937
Leasehold improvements	4,608	4,453
Computer equipment	6,424	5,512
Software	11,710	11,011
Other	323	891

Total	$37,701	$45,348
Less accumulated depreciation	(17,720)	(18,292)

Property and equipment, net	$19,981	$27,056

The “Other” line item above represents vehicles and operating stock primarily relating to our BridgeStreet corporate housing division.
In the fourth quarter of 2004, we recorded an impairment charge of 2.9 million to reduce the carrying value of the Residence Inn Pittsburgh, our only wholly owned property, to its estimated fair value. See Note 12 for further details.
5.     GOODWILL
Goodwill was $96,802 and $92,123 for the years ended December 31, 2004 and 2003, respectively. As part of the purchase accounting for the MeriStar-Interstate merger in 2002, we recorded $91,960 of goodwill. During 2003 we had several purchase price adjustments to that amount, for a net adjustment of $32. Also included in the 2003 balance is approximately $131 representing purchases made by our BridgeStreet corporate housing division.
On October 26, 2004, we purchased Sunstone Hotel Properties, Inc (SHP). The purchase price was $8,000 of which $4,679 was allocated to goodwill, $4,658 was allocated to management contracts and we recognized a deferred tax liability of $1,337.
The carrying amount of goodwill by reportable segment is as follows:

	2004	2003

Hotel management	$87,596	$82,917
Corporate housing	9,206	9,206

Total	$96,802	$92,123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.     INTANGIBLE ASSETS
Intangible assets as of December 31, 2004 and 2003 consist of the following:

	2004	2003

Management contracts	$53,186	$56,913
Franchise fees	1,945	1,945
Deferred financing fees	2,676	2,378
Other	2,018	946

Total cost	59,825	62,182
Less accumulated amortization	(8,663)	(6,844)

Intangible assets, net	$51,162	$55,338

We amortize the value of our intangible assets over their estimated useful lives, which generally correspond with the terms of the associated management, franchise, or financing agreement.
We incurred aggregate amortization expense of $3,983, $7,911, and $11,004 on these assets for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of deferred financing fees is included in interest expense.
On July 1, 2002, MeriStar assigned the leases of 47 hotels to a subsidiary of Winston Hotels, Inc. under a provision of the REIT Modernization Act that allows REITs to lease their owned hotels to a taxable subsidiary which can, in turn, engage third parties to manage the properties. As part of this agreement, we had continued to operate 33 of Winston’s properties. During April 2003, Winston notified us of their intention to terminate the management contracts. No management contract termination fees were received from Winston. In connection with the termination of the Winston contracts, we wrote off $587 of unamortized management contract costs during 2003, which is included in asset impairments and write-offs in our statement of operations.
During 2004, MeriStar Hospitality sold 21 hotels that we managed. In total, we wrote off $7,151 of unamortized management contract costs associated with these disposed hotels, which is included in asset impairments and other write-offs in our statements of operations for 2004.
In addition, during 2004:

•	we wrote off an additional $109 of unamortized management contract costs related to other contracts terminated during the year, and $63 in costs associated with management contracts that were not completed;

•	we recorded $6,490 of additional management contract costs on new contracts that were completed in 2004.
Our estimated amortization expense for the next five years is expected to be as follows:

Year ending December 31, 2005	$2,924
Year ending December 31, 2006	2,717
Year ending December 31, 2007	2,651
Year ending December 31, 2008	2,623
Year ending December 31, 2009	2,435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.     LONG-TERM DEBT
Our long-term debt consists of the following:

	2004	2003

Senior revolving credit facility(a)	$27,000	$24,500
Senior credit facility term loan(a)	16,474	18,098
Non-recourse promissory note	3,723	3,723
Sunstone promissory note	2,000	—
Subordinated term loan(a)	40,000	40,000

	89,197	86,321
Less current portion	(5,750)	(1,625)

Total long-term debt	$83,447	$84,696

(a)	We refinanced our credit facility and repaid our subordinated term loan on January 14, 2005, as discussed below. We are presenting the current portion of our debt on the balance sheet as of December 31, 2004, and the table above based on the terms of the new credit facility.
Senior Credit Agreement — Effective July 31, 2002, in connection with the closing of the merger between MeriStar and IHC, we entered into a $113,000 senior credit agreement with a group of banks. The senior credit agreement consists of a $65,000 term loan due on July 28, 2005, and a $48,000 revolving credit facility due on July 28, 2005, with a one-year extension at our option. The interest rate on the senior credit agreement is the 30-day London Interbank Offered Rate, or LIBOR, plus 300 to 450 basis points, depending upon the results of certain financial tests. The senior credit facility contains covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2004, we were in compliance with these covenants. At December 31, 2004, borrowings under the senior credit agreement bore interest at a rate of 5.94% per annum, which is the 30-day LIBOR plus 350 basis points. During the fourth quarter of 2003, using the proceeds from our public equity offering, we repaid $45,276 of the term loan.
We incurred $2,434 and $4,308 of interest expense on the senior credit agreement for the years ended December 31, 2004 and 2003, respectively.
The senior credit facility contains certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2004, we were in compliance with these covenants. The senior credit agreement also includes pledges of collateral, including the following:

•	Ownership interests of all existing subsidiaries and unconsolidated entities as well as any future material subsidiary or unconsolidated entity;

•	Owned hospitality properties; and

•	Other collateral that is not previously prohibited from being pledged by any of our existing contracts/agreements.
On January 14, 2005 we entered into an amended and restated senior secured credit facility with various lenders. The amended and restated senior secured credit facility provides aggregate loan commitments of a $53 million term loan and a $55 million revolving credit facility. In addition, we have the ability to increase the revolving credit facility and/or the term loan by up to $50 million, in the aggregate, by seeking additional commitments from lenders. The scheduled maturity is January 14, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We will pay interest on our borrowings at an interest rate under the revolving credit facility ranging from LIBOR plus 325 to 350 basis points and at an interest rate under the term loan ranging from LIBOR plus 450 to 550 basis points. The actual rate for both the revolving credit facility and the term loan depends on the result of certain financial tests. As of March 1, 2005 based on those financial tests, borrowings under the revolving credit facility bear interest at a rate of LIBOR plus 350 basis points and borrowings under the term loan bear interest at a rate of LIBOR plus 550 basis points.
As with the prior facility, the debt under the amended credit facility is guaranteed by certain of our existing subsidiaries and secured by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts and or agreements. As with our previous senior credit facility, our amended and restated credit facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. We borrowed $87.2 million immediately to repay our existing $40 million subordinated term loan, the $43.5 million outstanding under our prior senior secured credit facility and fees and expense related to the repayments and the new credit facility. In addition, we entered into an amendment to our new credit facility on February 4, 2005 in connection with the purchase of the Hilton Concord. See Note 23, Subsequent Events, for further details on this purchase and the amendment. As of March 1, 2005 the total availability under our credit facility was $22.5 million.
MeriStar Hospitality Term Loan — MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. The repayment of $42,052 was completed in January 2003. We financed the repayment with proceeds from a $40,000 subordinated term loan described below and cash on hand and realized a gain of $13,629. That gain is included in our statement of operations for the year ended December 31, 2003. We incurred $1,957 and $123 of interest expense on the MeriStar Hospitality loan for the years ended December 31, 2002 and 2003, respectively.
Subordinated Term Loan — In January 2003, we entered into a $40,000 subordinated term loan that carries a variable interest rate based on the 30-day LIBOR plus a spread of 8.50%. The subordinated term loan matured on January 31, 2006, but if the revolving portion of our senior credit facility is extended for an additional year, which it may be at our option, the maturity of the subordinated term loan could have been automatically extended by one year to January 31, 2007. This term loan was subordinated to borrowings under our senior credit agreement and contained certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2004, we were in compliance with these covenants. At December 31, 2004, borrowings under the subordinated term loan bore interest at a rate of 10.81% per annum. We incurred $4,050 and $3,855 of interest expense on the subordinated term loan for the year ended December 31, 2004 and 2003, respectively. In January 2004 we repaid this loan with proceeds from the 2005 refinancing of our credit facility, as discussed above. We expect to write off approximately $2,000 of deferred financing costs.
Non-Recourse Promissory Note — In 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated (“FelCor”), our joint venture to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. Interest on the note is payable monthly at the rate of 12% per annum, and the outstanding principal balance is due and payable on December 31, 2010. For 2004 and 2003, we incurred $447 and $482, respectively, of interest expense on the promissory note. Accrued interest payable was $414, as of December 31, 2004.
As of December 31, 2004, the remaining balance on the promissory note is $3,723. After notifying FelCor in 2004, we suspended further principal and interest payments on this non-recourse promissory note and accordingly, we are in default under the note. We expect that we will ultimately transfer ownership of our equity interests in this joint venture to FelCor in return for the extinguishment of the debt. This note would have no value to a third party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sunstone Promissory Note — On October 26, 2004, we entered in to a Stock Purchase Agreement to acquire Sunstone Hotel Properties, Inc., a Colorado corporation (“SHP”), a hotel management company. In connection with the purchase we entered into a note with Sunstone Hotels Investors, LLC, for $2,000 that is due December 31, 2005.
In connection with the acquisition, SHP entered into new management contracts with respect to 54 hotels previously managed by SHP, 50 of which are owned by Sunstone Hotel Investors, Inc. and its affiliates.
Fair Value — Most of our outstanding long-term debt is based on LIBOR rates. We have determined that the fair value of our outstanding borrowings on our senior credit facility and subordinated term loan approximate their carrying value at December 31, 2004. The fair value of the swap agreement was a net liability of $307 at December 31, 2003. This swap matured on October 1, 2004. We believe that our non-recourse promissory note would have no value to a third party. We intend to exchange the non-recourse promissory note for our equity interests in the related FelCor partnerships, as discussed above. The carrying value of this investment is zero.
In February 2005, we entered into a $19,000, three-year interest rate cap agreement in connection with the mortgage debt we recorded with the purchase of the Hilton Concord, in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 6.65%. This cap is scheduled to mature on March 1, 2008.
8.     EARNINGS PER SHARE
We calculate our basic earnings per common share by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. In periods in which there is a loss, diluted shares outstanding will equal basic shares outstanding to prevent anti-dilution. Basic and diluted earnings per common share are as follows:

	2004	2003	2002

Loss from continuing operations	$(3,919)	$(2,035)	$(36,316)
Income (loss) from discontinued operations	(1,744)	(2,416)	145
Mandatorily redeemable preferred stock:
Dividends	—	—	307
Accretion	—	—	356
Conversion incentive payments	—	—	1,943

Net loss available to common shareholders	$(5,663)	$(4,451)	$(38,777)
Weighted average number of basic and diluted shares outstanding (in thousands)	30,473	21,474	13,563
Basic loss per share from continuing operations	$(0.13)	$(0.10)	$(2.87)
Basic earnings (loss) per share from discontinued operations	$(0.06)	$(0.11)	$0.01

Basic loss per share	$(0.19)	$(0.21)	$(2.86)

Weighted average number of diluted shares outstanding (in thousands)	30,473	21,474	13,563
Diluted loss per share from continuing operations	$(0.13)	$(0.10)	$(2.87)
Diluted earnings (loss) per share from discontinued operations	$(0.06)	$(0.11)	$0.01

Diluted loss per share	$(0.19)	$(0.21)	$(2.86)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The number of potentially dilutive securities not included above (in thousands), were 560, 576, and 440 at December 31, 2004, 2003, and 2002, respectively. These securities include options, operating partnership units and unvested restricted stock.
On July 31, 2002, in the merger transaction, the Interstate shareholders received 4.6 shares of common stock for each share of Old Interstate stock outstanding. MeriStar stockholders and unit-holders continued to hold their existing stock and units. On August 1, 2002, we effected a one-for-five reverse stock split of all outstanding shares of common stock. The weighted average number of common shares outstanding used in the table above is presented assuming that the conversion of the Old Interstate stock and the reverse stock split occurred on January 1, 2002.
9.     SEGMENT INFORMATION
We are organized into two operating divisions: hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinctive products and services.

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Year ended December 31, 2004
Revenue	$833,423	$110,620	$—	$944,043
Total assets	$238,410	$18,465	$19,739	$276,614
Year ended December 31, 2003
Revenue	$859,393	$102,773	$—	$962,166
Total assets	$238,095	$19,087	$20,741	$277,923
Year ended December 31, 2002
Revenue	$550,775	$43,068	$—	$593,843
Total assets	$238,210	$20,886	$21,585	$280,681
Revenues from foreign operations were as follows:

	2004	2003	2002

Canada	$1,062	$1,518	$1,332
United Kingdom	$24,523	$23,509	$10,719
France	$1,840	$1,628	$354
Russia	$6,605	$4,320	$4,104
Included in discontinued operations is revenue from the Toronto operations of our corporate housing division which was disposed of in June 2004, amounting to $2,233, $6,696 and $3,750 for the years ended December 31, 2004, 2003 and 2002 respectively.
10.     MERGER
The merger between MeriStar and Old Interstate was completed on July 31, 2002. We accounted for the merger as a purchase of MeriStar by Old Interstate. Accordingly, we have included the operating results of MeriStar in our condensed consolidated financial statements since July 31, 2002, the effective date of the merger.
Of the $59,712 of intangible assets acquired, $58,199 related to management contracts, amortized over an 18 year weighted-average useful life. The $91,992 of goodwill was assigned to the hotel management and corporate housing segments in the amounts of $82,265 and $9,727, respectively, none of which is expected to be deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Merger Costs
Merger costs included in our statements of operations for the years ended December 31, 2003 and 2002 consist of the following:

	2003	2002

Write-off of deferred financing fees	$—	$2,465
Write-off of officer and employee notes receivable	—	1,866
Accelerated vesting of preferred stock	—	1,000
Write-off of fixed assets	—	1,860
Integration costs	3,816	2,172

Total	$3,816	$9,363

Integration costs include professional fees, travel, relocation, and other transition costs. There were no similar expenses in 2004.
11.     RESTRUCTURING EXPENSES
We have recorded $4,048, $3,400, and $12,614 in restructuring expenses for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, there was $2,732 and $5,388 remaining in the restructuring accrual, respectively.
These charges consist of the following:

	2004	2003	2002

Former corporate personnel severance	$570	$3,400	$10,470
Former CEO’s severance	3,312	—	—
Corporate housing restructuring	166	—	—
Non-cancelable leases	—	—	2,144

Total	$4,048	$3,400	$12,614

Severance Costs for Former Personnel — We have incurred charges of approximately $570, $3,400, and $10,470 for 2004, 2003, and 2002, respectively related to severance payments to former personnel, exclusive of our former CEO, Paul Whetsell, as discussed below.
Severance Agreement — Effective March 31, 2004, we and our chairman, Paul W. Whetsell entered into an agreement to conclude his employment as our chief executive officer as Steve Jorns had assumed that role. Mr. Whetsell was granted 250,000 shares of common stock, $0.01 par value, with a market value of $5.82 per share (the April 2, 2004 closing price) and paid $130 in cash. Pursuant to the agreement, these restricted shares along with 157,000 previously granted unvested shares which vested in connection with the agreement, may not be sold or otherwise transferred during a restricted period unless Mr. Whetsell gives us the right of first refusal to purchase the restricted shares proposed to be sold or transferred at the price of $0.01 per share. The restricted period ends on specified dates through 2006 with respect to specified numbers of restricted shares as set forth in the agreement. However, under certain circumstances, the restricted period may be extended to January 1, 2010. Because the shares were granted in lieu of a contractually required cash severance payment, Mr. Whetsell is not required to perform any additional services to earn the stock. Consequently, we recorded the entire severance amount in the period the stock was granted. In addition, in exchange for Mr. Whetsell’s agreement to accept the payment in stock rather than cash, we agreed to reimburse him for taxes he incurs with respect to the stock as the trading restrictions on the stock lapse. The total cost of this severance payment, based on the value of the stock on March 31, 2004 and our liability for Mr. Whetsell’s taxes based on the value of the stock as of that date, was approximately $3,312, and is included in restructuring expenses in our statement of operations. This cost may be adjusted in the future to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reflect the amount of our actual liability for taxes based on the value of the stock on the dates the restrictions lapse.
Corporate Housing — During 2004, we incurred charges of approximately $166 related to severance for former personnel and other related charges, in connection with restructuring within our corporate housing operation.
Non-cancelable leases — During 2002 we incurred charges of approximately $2,144 related to non-cancelable leases in certain offices that we closed as a result of the merger.
12.     ASSET IMPAIRMENTS AND OTHER WRITE-OFFS
These charges consist of the following:

	2004	2003	2002

Management contract write-offs	$7,260	$4,072	$1,083
Investment impairments	3,986	4,476	2,704
Cost of uncompleted merger	459	—	—
Leasehold improvement write-offs	—	312	—
Other	102	—	—

Total	$11,807	$8,860	$3,787

Management Contract Write-offs — During 2004, we wrote off $7,151 related to the 21 properties sold by MeriStar Hospitality and $109 related to other terminated contracts. In 2003, write-offs of management contracts were $3,266 related to the properties sold by MeriStar Hospitality, $587 related to the termination of contracts by Winston, and $219 related to other terminated contracts.
Investment Impairments — During the first quarter of 2004, it was determined that our investment in MIP Lessee, L.P. was impaired based on purchase offers we received on two of the joint venture’s hotels. Accordingly, we recorded an impairment charge of $563 to reduce the carrying amount of our investment to its estimated fair value. In addition, during the first quarter of 2004, we wrote off our remaining investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center. The hotel was underperforming and in the first quarter the joint venture was notified that it had defaulted on its bank loan, therefore we wrote off the remaining carrying value of $538. During third quarter 2004, in connection with the hotel’s refinancing, we contributed an additional $275 to this joint venture. One of our directors holds a 22.46% ownership interest in this hotel. In the fourth quarter of 2004 and in accordance with SFAS No. 144, we recorded a charge of $2.9 million to reduce the carrying value of the Residence Inn Pittsburgh to its estimated fair value as we received an unsolicited offer by an unaffiliated purchaser which triggered our analysis of the carrying value. Our review of our investment in /IHC Hotels, L.P. and FCH/ IHC Leasing, L.P., as of December 31, 2003 and 2002 indicated that the future projected cash flows from the partnerships’ hotels were not sufficient to allow us to recover our investment in these partnerships, and we believe the decline to be other than temporary. Accordingly, in 2002, we recorded an impairment charge of $2,704 and in 2003, we recorded an impairment charge of $4,476, reducing the combined net book value of the investment and a note receivable to zero. These charges are included in asset impairments and write-offs in the accompanying statements of operations.
Cost of Uncompleted Merger — During the second quarter of 2004, we pursued a merger with a company that owns a portfolio of hotels. We incurred approximately $459 of legal fees and due diligence costs related to this potential merger. These costs were expensed in June 2004 when we determined that the merger would not be consummated. There were no similar costs in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leasehold Improvement Write-Offs — In 2003, we incurred a charge of $312, relating to the write-off of leasehold improvements for our former corporate office in Washington, D.C., as we relocated in July 2003 to Arlington, VA.
13.     DISCONTINUED OPERATIONS
In June 2004, we completed the disposal of BridgeStreet Canada, Inc., the owner of our corporate housing operation in Toronto. The Toronto operation had incurred operating losses, primarily due to long-term lease commitments that did not allow us to adjust our inventory as demand changed. In exchange for the Toronto operation, the buyer assumed our obligations, including the long-term lease commitments. Toronto operations are presented as discontinued operations in our statements of operations. We recorded approximately $698 in asset write-offs and costs associated with this disposal, comprised of the following:

Fixed assets write-offs	$376
Severance expense	100
Closing costs	171
Other	51

Total	$698

Discontinued operations include the following:

	2004	2003	2002

Revenue	$2,233	$6,696	$3,750
Closing costs	(698)	—	—
Operating income (loss)	(1,046)	(2,416)	145
14.     RELATED-PARTY TRANSACTIONS
At December 31, 2002, we had $56,069 of long-term debt under a term loan due to MeriStar Hospitality, which was due to mature on July 31, 2007. MeriStar Hospitality, seeking additional liquidity, approached us in late 2002 regarding a negotiated discounted repayment of the MeriStar Hospitality term loan. The repayment of $42,052 was completed in January 2003. We refinanced the repayment with the proceeds from a $40,000 subordinated term loan and cash on hand and realized a gain of $13,629. The $40,000 subordinated unsecured term loan is with Lehman Commercial Paper, Inc., an affiliate of Lehman Brothers Inc. Messrs. Mikulich and Flannery, two of our directors, are employed by Lehman Brothers Inc, and CGLH Partners I LP and CGLH Partners II LP are also affiliates of Lehman Brothers Inc.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The period during which termination fees are paid (other than as described in the first bullet point above) is extended from 30 months to 48 months; provided that the period during which MeriStar Hospitality may reduce the termination fee by providing a new hotel for us to manage to replace the terminated hotel will remain 30 months.
In addition, in connection with the termination of the intercompany agreement, MeriStar Hospitality and we have resolved our disagreement over the calculation of termination fees. We have agreed to calculate the termination fees based upon an average of the present value of remaining management fees due to us under the contract (a) discounted as individual monthly payments and (b) discounted based on a lump sum payment at the end of the contract term. We have agreed to provide MeriStar Hospitality with a $2,500 credit against termination fees owed for hotels to be sold by MeriStar Hospitality in the future. As of December, 2004 there is approximately $1,140 of this credit remaining.
We incur day to day operating costs which are shared with and reimbursed by MeriStar Hospitality. The balance due from MeriStar Hospitality as of December 31, 2004 is $9,630, and includes management fees for each hotel, and reimbursements for insurance, employee benefits, sales and marketing expenses, and other miscellaneous operating expenses. These amounts are normally paid within 30 days.
Corporate-Level Transactions with Directors — Mr. Paul W. Whetsell, our chairman, is an executive officer, director and stockholder of MeriStar Hospitality. For the years ended December 31, 2004 and 2003, we recorded $23,797 and $23,142, respectively, in management fees from MeriStar Hospitality.
We had 78,431 preferred units outstanding in our subsidiary operating partnership, which were held by an affiliate of Mahmood J. Khimji, one of our directors. On May 3, 2004, we redeemed all 78,431 preferred units for cash consideration, totaling to $1.3 million at a redemption price of $16.70 per unit.
Interstate Operating Company, L.P. (formerly known as MeriStar H&R Operating Company, L.P.), our subsidiary operating partnership, of which we are the general partner, indirectly holds a substantial portion of all of our assets. On July 31, 2002, MeriStar H&R Operating Company, L.P. entered into a Senior Secured Credit Agreement, for a maximum amount of $113,000, with Lehman Brothers and various other lenders and other parties. Lehman Brothers, Inc. was the joint lead arranger, book runner, and co-syndication agent. As of December 31, 2004, approximately $83,474 was outstanding under the facility, which bears interest at a variable rate per annum of LIBOR plus 3.00 to 4.50%, depending on meeting specified financial tests.
We hold a non-controlling 0.5% general partnership interest and a non-controlling 9.5% limited partnership interest in MIP Lessee, L.P., a joint venture between entities related to Oak Hill Capital Partners, L.P. and us. In December 2004, we invested an additional $1 million as a preferred investment. We currently have an $11 million investment in MIP which represents 10% of the common equity. MIP Lessee owns 8 full-service hotels. The joint venture has borrowed an aggregate of $143,700 of non-recourse loans from Lehman Brothers Holding Inc., an entity related to Lehman Brothers Inc. MeriStar Hospitality has a $40,000 investment in the joint venture. We received net management fees of approximately $3,034 and $2,710 for the years ended December 31, 2004 and 2003 from the hotels in this joint venture. Management fees from these hotels are included in our statement of operations after the merger of MeriStar and Interstate on July 31, 2002.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common stock. Messrs. Alibhai, Khimji and Weiser are affiliated with the CGLH partnerships as are Messrs. Mikulich and Flannery, who are affiliated through their employment with Lehman Brothers Inc.
On August 17, 2004 the partners of each of CGLH Partners I LP and CGLH Partners II LP entered into a Distribution and Contribution Agreement, pursuant to which all the shares of common stock of the Company held by the relevant partnership were distributed to six new limited partnerships formed by the partners of the relevant partnership and to LP Interstate GP LLC and LB Interstate LP LLC, which are a general partner and a limited partner, respectively, of each of the relevant partnerships (collectively, “LB Interstate”). All such distributees were selling stockholders under the shelf registration statement filed in August 2004.
In connection with the Distribution and Contribution Agreement, the distributees of the shares formerly held by the CGLH partnerships entered into a Stockholders’ Agreement. The Stockholders’ Agreement limits the ability of those investors to transfer their shares of our common stock without the consent of LB Interstate for a period of one year. The limitations on transfer do not apply to certain permitted transfers and pledges of shares of our common stock in connection with obtaining margin loans. The Stockholders’ Agreement also provides the other stockholder parties the opportunity to sell common stock, under certain circumstances, in the event of sales of common stock by LB Interstate.
In connection with the Distribution and Contribution Agreement, we also entered into an Amended and Restated Registration Rights Agreement, amending and restating the registration rights agreement originally entered into with the CGLH partnerships.
In connection with the merger, Mr. Hewitt executed a severance agreement pursuant to which he receives monthly payments of $75, from August 2002 through January 2006. The agreement also provides that Mr. Hewitt will receive employee benefits similar to the employee benefits he had as of the merger (excluding retirement, stock option, stock purchase, deferred compensation, or other compensation benefits) through January 30, 2006. Mr. Hewitt also receives under the agreement a monthly car allowance of $0.7 per month, plus reimbursement of certain other out-of-pocket expenses. At the merger date, we agreed, effective June 2002, to forgive a $400 loan and to partially forgive a $259 loan made by Interstate to Mr. Hewitt.
Property-Level Transactions with Directors — In October 2000, we entered into a management agreement with an affiliate of the CGLH Partnerships to manage the Hilton Hotel Beaumont (Texas). The net management fees earned from this hotel amounted to $119, $147, and $164 for the years ended December 31, 2004, 2003, and 2002, respectively. Accounts receivable owed from this hotel was not significant at December 31, 2003 and 2004. Effective September 14, 2004 we no longer manage this hotel.
During 2001, we entered into management agreements to manage the Park Central Hotel in New York, NY and the Sheraton Capital Center Hotel in Raleigh, NC. The owners of these hotels engaged us to manage these properties pursuant to the rights of the principal lender of these hotels to select a third-party management company. The principal lender of these hotels is affiliated with the CGLH Partnerships. The net management fees earned from these hotels amounted to $810, $811, and $1,125 for the years ended December 31, 2004, 2003, and 2002, respectively. Effective March 1, 2003, we no longer manage the Sheraton Capital Center Hotel in Raleigh, NC. Effective December 9, 2004 we no longer manage the Park Central Hotel in New York, NY.
We hold a 25% non-controlling equity interest in and manage the Houston Astrodome/ Medical Center Residence Inn by Marriott in Houston, Texas. Mr. Alibhai holds a 22.46% ownership interest in the hotel. The net management fees earned from this hotel amounted to $183, $177, and $218 for the years ended December 31, 2004, 2003, and 2002, respectively.
We hold a 49.5% non-controlling equity interest in two limited partnerships that own seven Marriott-branded hotels and one Hampton Inn hotel for which we made a total investment of approximately $8,700. FelCor Lodging Trust owns the remaining 50% of the partnerships. The partnerships have borrowed an aggregate of $52,250 of non-recourse loans from Lehman Brothers Bank, FSB, an entity related to Lehman Brothers Inc. These borrowings are secured by the partnerships’ hotels. In fiscal 2002, we received an aggregate of $700 in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
management fees from these hotels. Our review as of December 31, 2003 and 2002 indicated that the future projected cash flows from the partnerships’ hotels were not sufficient to allow us to recover our investment in these partnerships. Accordingly, in 2002, we recorded an impairment charge of $2,704 and in 2003, we recorded an impairment charge of $4,476, reducing the combined net book value of the investment and a note receivable to zero.
Related parties, as defined in SFAS 57 “Related Party Disclosures”, include MeriStar Hospitality, the hotels included in our real estate joint ventures, and a small number of our hotels which are affiliated with certain of our directors. Total management fees from related parties amounted to $31,180, $30,254, and $14,431 for the years ended December 31, 2004, 2003, and 2002, respectively.
15.     STOCK BASED COMPENSATION
1999 Equity Incentive Plan — The 1999 Equity Incentive Plan provides for long-term incentives to be awarded to eligible employees through grants of restricted stock and grants of stock options to purchase shares of common stock. The options generally vest over a three-year period and expire after ten years.
In February 2001, the Board of Directors approved the repricing of all outstanding options to purchase shares of our Class A Common Stock. Under the terms of the repricing, each optionee was given the right to elect to keep their original stock options at the stated exercise price of $4.50, or to return 40% of their original stock options and retain the 60% remaining stock options with a new exercise price of $2.00. Giving effect to the merger, at August 1, 2002, the exercise price became $2.17. As a result of the repricing, an aggregate of 939,500 stock options granted on July 15, 1999, August 9, 1999, September 13, 1999 and September 28, 1999 were cancelled and replaced with 563,700 stock options at an exercise price of $2.17. Therefore, the original stock options previously accounted for under the provisions of APB No. 25 are now accounted for under variable plan accounting in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” For the years ended December 31, 2002 and 2003, we incurred a non-cash expense of $1,016 and $125, respectively, as the closing market price for our common stock at December 31, 2002 and December 31, 2003 was above the exercise price of $2.17. As the shares fully vested in 2003 there is no non-cash expense in 2004.
Employee Equity Incentive Plan — We have an equity incentive plan that authorizes us to issue and award options for up to 15% of the number of outstanding shares of our common stock. We may grant awards under the plan to directors, officers, or other key employees. These options vest in three annual installments beginning on the date of grant and on subsequent anniversaries. Options granted under the plan are exercisable for ten years from the grant date. The number of shares remaining for issuance under this plan is 1,937,811 at December 31, 2004.
Director’s Plan — We also have an equity incentive plan for non-employee directors that authorizes us to issue and award options for up to 500,000 shares of common stock. These options vest in three annual installments beginning on the date of grant and on subsequent anniversaries, provided the eligible director continues to serve as a director on each such anniversary. Options granted under the plan are exercisable for ten years from the grant date. The number of shares remaining for issuance under this plan is 296,500 at December 31, 2004.
Stock option activity under each plan is as follows:

	1999 Equity		Employee Equity
	Incentive Plan		Incentive Plan		Directors’ Plan

		Average		Average		Average
	Number of	Option	Number of	Option	Number of	Option
	Shares	Price	Shares	Price	Shares	Price

Balance, December 31, 2000	977,960	4.89	726,670	16.25	19,500	17.30
Granted	546,204	2.18	366,850	3.55	6,000	10.00
Exercised	(3,680)	2.17	(400)	11.80	—	—
Cancelled	(918,344)	4.86	(102,556)	16.95	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	1999 Equity		Employee Equity
	Incentive Plan		Incentive Plan		Directors’ Plan

		Average		Average		Average
	Number of	Option	Number of	Option	Number of	Option
	Shares	Price	Shares	Price	Shares	Price

Balance, December 31, 2001	602,140	$2.51	990,564	$11.50	25,500	$15.60
Granted	—	—	331,966	4.00	55,500	3.25
Exercised	(241,132)	2.17	—	—	—	—
Cancelled	(46,368)	2.98	(156,659)	15.09	—	—

Balance, December 31, 2002	314,640	2.66	1,165,871	8.92	81,000	7.13
Granted	—	—	247,500	4.80	87,500	4.75
Exercised	(63,456)	2.29	(155,067)	3.39	—	—
Cancelled	(552)	2.17	(59,066)	14.94	—	—

Balance, December 31, 2003	250,632	2.76	1,199,238	8.41	168,500	5.57
Granted	50,000	5.44	230,000	5.52	40,000	5.35
Exercised	(41,379)	2.17	(187,533)	3.92	—	—
Cancelled	(17,869)	2.87	(120,002)	15.90	(5,000)	4.75

Balance, December 31, 2004	241,384	$3.39	1,121,703	$7.76	203,500	$5.55

Options exercisable at December 31, 2004	191,384	2.85	752,540	9.08	103,503	6.52
Options exercisable at December 31, 2003	314,640	2.66	845,871	10.79	28,500	14.27
Options exercisable at December 31, 2002	384,132	3.55	530,670	16.35	13,501	17.50
The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.00-$3.25	282,544	5.92	$2.67	250,444	2.60
$3.25-$4.00	280,050	7.25	3.64	246,718	3.60
$4.00-$5.00	299,490	7.59	4.45	181,161	4.47
$5.00-$6.00	352.150	9.13	5.48	17,151	5.03
$9.00-$16.50	278,013	3.81	14.51	278,013	14.51
$16.50-$24.00	74,340	3.12	21.32	74,340	21.32

$2.00-$24.00	1,566,587	6.69	$6.80	1,047,827	$7.71

16.     COMMITMENTS AND CONTINGENCIES
Insurance Matters — As part of our management services to a hotel owner, we generally obtain casualty (workers’ compensation and liability) insurance coverage for the hotel. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient close-out of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
available under state guaranty funds, we may be required to settle those claims. Although we are indemnified under our management agreements for such amounts, we would be responsible contractually for claims in historical periods when we leased certain hotels. Based on the information currently available, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Leases — We lease apartments for our corporate housing division and office space for our corporate offices. Future minimum lease payments required under these operating leases as of December 31, 2004 were as follows:

2005	$38,884
2006	10,239
2007	7,385
2008	6,312
2009	5,639
Thereafter	14,892

Total	$83,351

In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $2,719 to these hotel owners in the form of investments or loans. The timing of future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion.
Termination fees — MeriStar Hospitality’s taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. In the event of termination, MeriStar Hospitality’s taxable subsidiary will be required to pay us a termination fee equal to the present value of the remaining payments as provided in our amended agreement described above. The termination fee will be paid in 48 equal monthly installments, without interest, commencing the month following the termination. MeriStar Hospitality’s taxable subsidiaries will be able to credit against any termination payments the present value of projected fees calculated in accordance with the amended agreement of any new management agreements executed during the 30 month period following the termination date. MeriStar Hospitality has, since January 1, 2004, sold 21 hotels, 20 of which we no longer manage.
17.     SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003	2002

Cash paid for interest and income taxes:
Interest	$6,968	$8,935	$6,572
Income taxes	$2,426	$2,163	$2,443
In connection with the acquisition of Sunstone, we recorded a note payable of $2,000 and recognized deferred tax liability of $1,337.
18.     STOCKHOLDERS’ EQUITY AND MINORITY INTERESTS
Common Stock — Prior to the merger on July 31, 2002, we had Class A, Class B and Class C common stock. Each holder of the common stock was entitled to one vote for each share. No stockholders had cumulative voting rights or preemptive, subscription or redemption rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2004, 30,629,519 shares are issued and outstanding. Each holder of common stock is entitled to one vote per share on all matters submitted to a vote of stockholders.
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
The partnership currently has Class A units of limited partnership interests outstanding. As of December 31, 2004, the ownership of the limited partnership units was as follows:

•	We and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock; and

•	Other limited partners own 240,344 Class A units.
As of March 31, 2004, we had 78,431 preferred units outstanding in our subsidiary operating partnership, Interstate Operating Company, L.P. The preferred units were held by an affiliate of Mahmood J. Khimji, one of our directors. On May 3, 2004, we redeemed all 78,431 preferred units for cash consideration, totaling $1,310, at a redemption price of $16.70 per unit, which was paid to Mr. Khimji’s affiliates. The preferred units were included in minority interests on our balance sheet at March 31, 2004.
We did not make any distributions during 2004, 2003 or 2002 to the holders of the Class A units. All net income and capital proceeds received by the partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A units and Class B units in proportion to the number of units owned by each holder.
The holders of each Class A unit not held by us or one of our subsidiaries may redeem for cash equal to the value of one share of our common stock or, at our option, one share of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19.     INSURANCE
We make available certain insurance coverage to our managed hotels under the terms of each individual management agreement. This insurance is arranged through third-party carriers. Northridge Insurance Company, our subsidiary, reinsures a portion of certain of the coverages from these third-party primary insurers. These policies provide for layers of coverage with minimum deductibles and annual aggregate limits. These policies are for coverage relating to innkeepers’ losses (general/ comprehensive liability), garagekeeper’s legal liability, and real and personal property insurance.
All accounts of Northridge are classified with assets and liabilities of a similar nature in our consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $3,000 and $1,421 at December 31, 2004 and 2003, respectively. These amounts are included in restricted cash in the accompanying consolidated balance sheets. The consolidated statements of operations include the insurance income earned and related insurance expenses incurred. The insurance income earned is included in other fees in the consolidated statements of operations.
We are liable for costs of the IHC Employee Health and Welfare Plan, which was closed in March 2004 and provided certain employees with group health insurance benefits. We expect the runoff liability to approximate $674 and $2,432 as of December 31, 2004 and 2003, respectively. These amounts are recorded as liabilities in the accompanying consolidated balance sheets.
Our Associates Benefits Choices plan provides healthcare benefits for the majority of our employees. The estimated extended liability reserve for this plan was approximately $7,339 as of December 31, 2004. The majority of this liability is related to property level employees the cost of which is reimbursed to us by the hotel owners. In addition, Sunstone Hotel Properties, Inc., our wholly owned subsidiary, maintains benefit plans for all of its employees at the property level. The estimated extended liability reserve for these plans was $9,246 at December 31, 2004. These amounts are reflected as liabilities on our balance sheet.
20.     EMPLOYEE BENEFIT PLANS
We maintain two defined contribution savings plans for our employees. Eligibility for participation in the plans is based on an employee meeting certain minimum age and service requirements. Employer matching contributions are based on a percentage of employee contributions. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan in which they participate. We incurred expenses related to employees at our corporate offices of approximately $138, $170, and $250 for the years ended December 31, 2004, 2003 and 2002, respectively, relating to only one of the plans.
In 2002 and 2003, we maintained two deferred compensation plans for certain executives and hotel general managers by depositing amounts into trusts for the benefit of the participating employees. In 2004, our IHC General Managers retirement plan was terminated and the participants were paid out. Deposits into the trusts are expensed and amounted to $311, $273, and $231 and for the years ended December 31, 2004, 2003 and 2002, respectively. Amounts in the trusts earn investment income, which serves to increase the corresponding deferred compensation obligation. Investments, which are recorded at market value, are directed by us or the participants, and consist principally of mutual funds. Unrealized gains and losses were not significant at December 31, 2004, 2003 and 2002.
Executive Real Estate Plan — As of March 2004, we have formed an Executive Real Estate Fund. The fund will allow certain employees to invest in each real estate acquisition we make, in an amount equal to 5% of our investment for each acquisition. We expect the initial fund to consist of approximately $1,000 of capital contributed by eligible employees. We will contribute 1.5 times the amounts contributed by employees. Our matching contribution as of December 31, 2004 was approximately $600. Our matching contributions vest over five years (20% per year). Each of the approximately 70 eligible employees may contribute approximately between 8.2% and 14% of their base salary to the fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.     INCOME TAXES
Our effective income tax expense (benefit) rate for the years ended December 31, 2004, 2003, and 2002 differs from the federal statutory income tax rate as follows:

	2004	2003	2002

Statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State and local taxes	(2.2)	30.1	(2.9)
Foreign subsidiaries rate and losses without benefit	1.5	501.9	0.2
Business meals and entertainment	1.2	9.7	0.1
Minority interest	—	(13.5)	—
Tax credits	(31.9)	(282.0)	(2.9)
Valuation allowance	32.2	177.1	26.5
Nondeductible expenses	—	129.5	—
Other	3.2	120.7	11.2

	(31.0)%	638.5%	(2.8)%

The components of income tax expense (benefit) are as follows:

	2004	2003	2002

Current:
Federal	$(250)	$250	$—
State	300	450	1,236
Foreign	174	1,847	1,000

	224	2,547	2,236

Deferred:
Federal	(1,511)	1,314	(2,948)
State	(494)	(183)	(421)

	(2,005)	1,131	(3,369)

	$(1,781)	$3,678	$(1,133)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) at December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$—	$198
Minority interest temporary difference	2,019	1,953
Net operating loss carryforward	26,683	27,033
Accrued expenses	3,107	3,019
Asset basis differences	7,556	1,814
Tax credits	7,072	4,226

Total gross deferred tax assets	46,437	38,243
Less: valuation allowance	(13,637)	(11,787)

Net deferred tax assets	32,800	26,456

Deferred tax liabilities:
Allowance for doubtful accounts	(52)	—
Depreciation and amortization expense	(10,271)	(5,480)
Equity in investee losses	(2,953)	(1,323)
Prepaid expense	(156)	(454)
Other	(1,056)	(526)

Total gross deferred tax liabilities	(14,488)	(7,783)

Net deferred tax asset	$18,312	$18,673

As of December 31, 2004, we had net operating loss carryforwards available from pre-merger periods of $23,655, after considering statutory usage limitations. These carryforwards begin to expire in 2018. At December 31, 2004, we had net operating loss carryforwards available from post-merger periods of $43,053 that begin to expire in 2023. We have a valuation allowance to reduce the carrying value of pre-merger net operating losses and federal income tax credit carryforwards to our best estimate of what is more likely than not to be realized. The change in our valuation allowance was ($1,850) from 2003 to 2004 and ($1,020) from 2002 to 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22.     QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth certain items included in our consolidated financial statements for each quarter of the years ended December 31, 2004 and 2003.

	First	Second	Third	Fourth

2004:
Total revenues	$236,053	$253,304	$249,278	$205,408
Net income (loss) from continuing operations	(3,480)	(1,678)	(300)	1,539
Net loss from discontinued operations	(264)	(973)	—	(507)

Net income (loss)	$(3,744)	$(2,651)	$(300)	$1,032

Basic earnings (loss) per common share from continuing operations	$(0.11)	$(0.06)	$(0.01)	$0.05
Basic loss per common share from discontinued operations	(0.01)	(0.03)	—	(0.02)

Basic earnings (loss) per commons share	$(0.12)	$(0.09)	$(0.01)	$0.03

Diluted earnings (loss) per common share from continuing operations	$(0.11)	$(0.06)	$(0.01)	$0.05
Diluted loss per common share from discontinued operations	(0.01)	(0.03)	—	(0.02)

Diluted earnings (loss) per common share	$(0.12)	$(0.09)	$(0.01)	$0.03

2003:
Total revenues	$241,118	$243,317	$251,353	$226,378
Operating income (loss)	(3,047)	2,357	2,504	(1,885)
Net income (loss) available to common stockholders for continuing operations	4,805	(48)	82	(6,874)
Net loss from discontinued operations	(376)	(439)	(460)	(1,141)

Net income (loss)	$4,429	$(487)	$(378)	$(8,015)

Basic earnings (loss) per common share from continuing operations	$0.23	$(0.00)	$(0.00)	$(0.28)
Basic loss per common share from discontinued operations	(0.01)	(0.02)	(0.02)	(0.05)

Basic earnings (loss) per commons share	$0.22	$(0.02)	$(0.02)	$(0.33)

Diluted earnings (loss) per common share from continuing operations	$0.23	$(0.00)	$(0.00)	$(0.28)
Diluted loss per common share from discontinued operations	(0.02)	$(0.02)	$(0.02)	$(0.05)

Diluted earnings (loss) per common share	$0.21	$(0.02)	$(0.02)	$(0.33)

We also identified and corrected several immaterial errors from the prior periods in the fourth quarter of 2004, the net effect which decreased administrative and general expenses by approximately $439.
23.     SUBSEQUENT EVENTS
Hotel Acquisition — On February 14 , 2005, we acquired the 329-room Hilton Concord in San Francisco, California, East Bay. The purchase price was $29,150 or $88.6 a room. We financed a portion of the acquisition with a $19,000 mortgage loan provided by Massachusetts Mutual Life Insurance Company. The balance of the acquisition price was funded with a combination of cash on hand and borrowings under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s new credit facility. The purchase of the hotel increased our leverage and decreased our liquidity. Therefore, on February 4, 2005, we amended and restated our senior secured credit facility in order to give us greater flexibility on the related covenant tests. This amendment is effective through May 15, 2005, at which time we will be required to be in compliance with the original covenants. We are currently reviewing several options and we expect to be in compliance with our covenants by May 15, 2005.
Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. — On January 27, 2005, Robert J. Morse, Interstate Hotels & Resorts, Inc.’s Chief Operating Officer, announced that he will be resigning from his position at Interstate effective on or about February 25, 2005.
Effective February 17, 2005, Steven D. Jorns resigned as Chief Executive Officer of Interstate Hotels & Resorts, Inc. and became the full-time managing director of our Interstate Real Estate Investment Fund, which currently is under development. We are currently determining what, if any, amendments are necessary to Mr. Jorns’ employment agreement.
On February 17, 2005, Thomas F. Hewitt was named Chief Executive Officer of Interstate Hotels & Resorts, Inc. Mr. Hewitt, who is 61 years old, joined our board of directors in July 2002. Mr. Hewitt was Chairman and Chief Executive Officer of Interstate Hotels Corporation from March 1999 until July 2002. Mr. Hewitt previously was Chief Operating Officer of Carnival Resorts & Casinos, where he headed all hotel and resort operations.
Mr. Hewitt is a party to a severance agreement with us that was signed in connection with our merger with Interstate Hotels Corporation in 2002. Pursuant to the severance agreement, he receives monthly payments of $75 from August 2002 through January 2006. The agreement also provides that Mr. Hewitt will receive employee benefits similar to the employee benefits he had as of the merger (excluding retirement, stock option, stock purchase, deferred compensation, or other compensation benefits) through January 30, 2006. Mr. Hewitt also receives under the agreement a monthly car allowance of $.7 per month, plus reimbursement of certain other out-of-pocket expenses. At the merger date, we agreed, effective June 2005, to forgive a $400 loan and to partially forgive a $259 loan made to Mr. Hewitt prior to the merger. We have not yet finalized the terms of Mr. Hewitt’s employment agreement.

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
Based on the framework in Internal Control — Integrated Framework, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were adequate and effective in ensuring that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report was being prepared.
Changes in Internal Control over Financial Reporting
There has not been any change in the Company’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting in any negative respect.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate and effective internal control over financial reporting for Interstate Hotels and Resorts, Inc. (the “Company”). Internal control over financial reporting refers to the process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting cannot provide absolute assurance for the prevention or detection of misstatements within the Company’s financial reporting because of its inherent limitations. Internal control over financial reporting is a process that involves human judgment and requires diligence and compliance to prevent errors. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis. However, these inherent limitations are known features of the financial reporting process and it is possible to design safeguards to reduce, though not eliminate, this risk.
Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective. KPMG LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting herein.
The Company purchased Sunstone Hotel Properties, Inc. (“Sunstone”) in the fourth quarter of 2004. As this acquisition was late in the year the acquisition did not have a material impact on the Company’s 2004 results of operations or financial condition. Therefore, the Company did not evaluate the internal control over financial reporting of Sunstone and is excluding those controls from management’s assessment given in this report. Management will evaluate the design and effectiveness of Sunstone’s internal control over financial reporting in 2005.

/s/ Thomas F. Hewitt

Thomas F. Hewitt
Chief Executive Officer

/s/ William J. Richardson

William J. Richardson
Chief Financial Officer

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      (a) Index to Financial Statements and Financial Statement Schedules
           1.     Financial Statements
The Financial Statements included in this Annual Report on Form 10-K are provided under Item 8.
           2.     Reports on Form 8-K
Current report under item 1.01 of Form 8-K dated and filed October 28, 2004 announced the Company entered into a Stock Purchase Agreement to acquire Sunstone Hotel Properties, Inc.
      (b) Financial Statement Schedules
N/ A
      (c) Exhibits

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).
4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).

Exhibit
No.	Description of Document

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.5	Stock purchase agreement for Sunstone Hotel Partnership, LLC dated October 26, 2004 (See Current report on Form 8-K (Item 1.01) dated and filed October 28, 2004)
10.1	Amended and Restated Agreement of Limited Partnership of MeriStar H&R Operating Company, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.7	Agreement of Limited Partnership of MIP Lessee, L.P. (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
10.8	Amended and Restated Employee Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.9	The Non-Employee Directors’ Incentive Plan of the Company, formerly MeriStar Hotels & Resorts, Inc incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.9.1	Amendment to the Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.9.2	Second Amendment to the Registrant’s Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.10	The Employee Stock Purchase Plan of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.10.1	Amendments to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.11*	Amended and Restated Registration Rights Agreement, dated as of August 17, 2004, among the Company and certain stockholders of the Company specified therein.
10.12*	Employment Agreement, dated as of December 31, 2003, by and between Steven D. Jorns and the Company.
10.15	Interstate Hotels & Resorts, Inc. Supplemental Deferred Compensation Plan. (inc. to s-8).
10.16	Interstate Hotels & Resorts, Inc. Executive Fund Plan. (inc. to s-8).
10.17*	First Amendment to the Amended and Restated Senior Secured Credit Facility, dated February 4, 2005, among the registrant, Interstate Operating Company, LP, Societe Generale, SG Credit Lyonnais New York Branch, Citigroup, Inc and various other vendors.
21*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
24	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

 * Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Interstate Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

By:	/s/ Thomas F. Hewitt

Thomas F. Hewitt
Chief Executive Officer
Dated: March 15, 2005
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas F. Hewitt and Christopher L. Bennett, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Hewitt Thomas F. Hewitt	Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ Paul W. Whetsell Paul W. Whetsell	Chairman of the Board	March 15, 2005

/s/ J. William Richardson J. William Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ Leslie R. Doggett Leslie R. Doggett	Director	March 15, 2005

Joseph J. Flannery	Director	March 15, 2005

Raymond C. Mikulich	Director	March 15, 2005

/s/ John J. Russell, Jr. John J. Russell, Jr.	Director	March 15, 2005

/s/ James B. McCurry James B. McCurry	Director	March 15, 2005

Sherwood M. Weiser	Director	March 15, 2005

/s/ Steven D. Jorns Steven D. Jorns	Director	March 15, 2005

/s/ Mahmood J. Khimji Mahmood J. Khimji	Director	March 15, 2005

Karim J. Alibhai	Director	March 15, 2005