Form 10-K/A
period 2004-12-31
INTERSTATE HOTELS & RESORTS INC
filed 2005-03-31
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2004 in order to file the consolidated financial statements of one of its 50% or less owned equity investees, as required by Rule 3-09 of Regulation S-X. These consolidated financial statements are attached as Exhibit 99.1 to this Form 10-K/A.

ITEM 8.     TOTAL FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Exhibit 99.1 is hereby incorporated by reference into this Item 8.

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
      (b) Financial Statement Schedules
N/ A
      (c) Exhibits

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).
4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

Exhibit
No.	Description of Document

4.5	Stock purchase agreement for Sunstone Hotel Partnership, LLC dated October 26, 2004 (See Current report on Form 8-K (Item 1.01) dated and filed October 28, 2004)
10.1	Amended and Restated Agreement of Limited Partnership of MeriStar H&R Operating Company, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.7	Agreement of Limited Partnership of MIP Lessee, L.P. (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
10.8	Amended and Restated Employee Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.9	The Non-Employee Directors’ Incentive Plan of the Company, formerly MeriStar Hotels & Resorts, Inc incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.9.1	Amendment to the Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.9.2	Second Amendment to the Registrant’s Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.10	The Employee Stock Purchase Plan of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.10.1	Amendments to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.11**	Amended and Restated Registration Rights Agreement, dated as of August 17, 2004, among the Company and certain stockholders of the Company specified therein.
10.12**	Employment Agreement, dated as of December 31, 2003, by and between Steven D. Jorns and the Company.
10.15	Interstate Hotels & Resorts, Inc. Supplemental Deferred Compensation Plan. (inc. to s-8).
10.16	Interstate Hotels & Resorts, Inc. Executive Fund Plan. (inc. to s-8).
10.17**	First Amendment to the Amended and Restated Senior Secured Credit Facility, dated February 4, 2005, among the registrant, Interstate Operating Company, LP, Societe Generale, SG Credit Lyonnais New York Branch, Citigroup, Inc and various other vendors.
21**	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
24	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1*	Consolidated Financial Statements of MIP Lessee, L.P.

 * Filed herewith
** Previously filed

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Interstate Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

By:	/s/ Thomas F. Hewitt

Thomas F. Hewitt
Chief Executive Officer
Dated: March 31, 2005
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

Signature	Title	Date

/s/ Thomas F. Hewitt Thomas F. Hewitt	Chief Executive Officer (Principal Executive Officer)	March 31, 2005

* Paul W. Whetsell	Chairman of the Board	March 31, 2005

/s/ J. William Richardson J. William Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

* Leslie R. Doggett	Director	March 31, 2005

Joseph J. Flannery	Director	March , 2005

Raymond C. Mikulich	Director	March , 2005

* John J. Russell, Jr.	Director	March 31, 2005

* James B. McCurry	Director	March 31, 2005

Sherwood M. Weiser	Director	March , 2005

* Steven D. Jorns	Director	March 31, 2005

* Mahmood J. Khimji	Director	March 31, 2005

Karim J. Alibhai	Director	March , 2005

*By: /s/ Christopher L. Bennett Christopher L. Bennett Attorney-in-fact