Form 10-Q
period 2005-03-31
INTERSTATE HOTELS & RESORTS INC
filed 2005-05-10
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission of File Number 1-14331
Interstate Hotels & Resorts, Inc.

Delaware	52-2101815
(State of Incorporation)	(IRS Employer Identification No.)

4501 North Fairfax Drive Arlington, VA	22203 (Zip Code)
(Address of Principal Executive Offices)
www.ihrco.com
This Form 10-Q can be accessed at no charge through the above website.
(703) 387-3100
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☑
      The number of shares of Common Stock, par value $0.01 per share, outstanding at May 1, 2005, was 30,772,583.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION
Item 1:     Financial Statements
INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133	$16,481
Restricted cash	2,507	690
Accounts receivable, net of allowance for doubtful accounts of $3,224 at March 31, 2005 and $3,090 at December 31, 2004	33,439	32,765
Due from related parties, net of allowance for doubtful accounts of $793 at March 31, 2005 and $836 at December 31, 2004	8,876	12,368
Prepaid expenses and other current assets	11,836	8,929

Total current assets	56,791	71,233
Marketable securities	1,566	1,706
Property and equipment, net	49,157	19,981
Officers and employees notes receivable	94	83
Investments in and advances to affiliates	9,655	12,155
Notes receivable	5,172	5,180
Deferred income taxes	19,242	18,312
Goodwill	96,809	96,802
Intangible assets, net	50,835	51,162

Total assets	$289,321	$276,614

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,819	$5,651
Accrued expenses	63,198	61,003
Current portion of long-term debt	5,750	5,750

Total current liabilities	74,767	72,404
Deferred compensation	1,566	1,706
Long-term debt	95,723	83,447

Total liabilities	172,056	157,557
Minority interest	934	930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 30,672,238 and 30,629,519 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	307	307
Treasury stock	(69)	(69)
Paid-in capital	189,074	188,865
Accumulated other comprehensive income	311	892
Accumulated deficit	(73,292)	(71,868)

Total stockholders’ equity	116,331	118,127

Total liabilities, minority interest and stockholders’ equity	$289,321	$276,614

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three months ended
	March 31,

	2005	2004

Revenue:
Lodging revenue	$2,562	$723
Management fees	7,380	5,713
Management fees-related parties	6,619	7,965
Corporate housing	27,399	24,250
Other revenue	2,955	3,252

	46,915	41,903
Other revenue from managed properties	204,297	179,540

Total revenue	251,212	221,443

Operating expenses by department:
Lodging expenses	1,950	518
Corporate housing	23,409	20,382
Undistributed operating expenses:
Administrative and general	18,031	17,464
Depreciation and amortization	2,239	2,395
Restructuring and severance expenses	2,023	127
Asset impairments and write-offs	1,062	4,493

	48,714	45,379
Other expenses from managed properties	204,297	179,540

Total operating expenses	253,011	224,919

OPERATING LOSS	(1,799)	(3,476)
Interest income	138	280
Interest expense	(3,932)	(2,002)
Equity in earnings (losses) of affiliates	2,842	(776)
Gain on sale of investments	385	—

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(2,366)	(5,974)
Income tax benefit	924	2,554
Minority interest benefit	18	46

LOSS FROM CONTINUING OPERATIONS	(1,424)	(3,374)
Loss from discontinued operations, net	—	(370)

NET LOSS	(1,424)	(3,744)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(97)	(85)
Unrealized loss on investments	(484)	—

COMPREHENSIVE LOSS	$(2,005)	$(3,829)

Weighted average number of basic common shares outstanding (in thousands)	30,656	30,070
Basic loss per share from continuing operations	$(0.05)	$(0.11)
Basic loss per share from discontinued operations	—	(0.01)

Basic loss per share	$(0.05)	$(0.12)

Weighted average number of diluted common shares outstanding (in thousands)	30,656	30,070
Diluted loss per share from continuing operations	$(0.05)	$(0.11)
Diluted loss per share from discontinued operations	—	(0.01)

Diluted loss per share	$(0.05)	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,

	2005	2004

OPERATING ACTIVITIES:
Net loss	$(1,424)	$(3,744)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,239	2,424
Amortization and write-off of deferred financing fees	2,032	—
Equity in losses of affiliates	(2,842)	776
Asset impairments and write-offs	1,062	4,493
Minority interest	(18)	(46)
Deferred income taxes	(924)	(2,433)
Gain on sale of investments	(385)	—
Changes in assets and liabilities:
Accounts receivable, net	(674)	5,991
Prepaid expenses and other current assets	(2,907)	1,211
Accounts payable and accrued expenses	2,646	(14,033)
Due from related parties	3,492	(2,174)
Other changes in asset and liability accounts	295	523

Cash provided by (used in) operations	2,592	(7,012)

INVESTING ACTIVITIES:
Proceeds from the sale of investments	483	—
Change in restricted cash	(1,817)	1,395
Purchases of property and equipment	(30,610)	(662)
Purchases of intangible assets	(394)	(162)
Net (contributions) distributions from equity investments	4,709	(563)
Change in officers and employees notes receivable, net	(11)	(4)

Cash provided by (used in) investing activities	(27,640)	4

FINANCING ACTIVITIES:
Proceeds from borrowings	106,200	20,000
Repayment of borrowings	(93,924)	(15,906)
Net proceeds from issuance of common stock	17	561
Financing fees paid	(3,506)	—

Cash provided by financing activities	8,787	4,655

Effect of exchange rate on cash	(87)	249
Net decrease in cash and cash equivalents	(16,348)	(2,104)
Cash and cash equivalents at beginning of period	16,481	7,450

Cash and cash equivalents at end of period	$133	$5,346

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY
      We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center and golf markets. We also own two hotel properties and hold non-controlling interests in 10 joint ventures which hold ownership interests in 22 of our managed properties as of March 31, 2005. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services.
      As of March 31, 2005, we managed 316 properties, with 71,789 rooms in 41 states, the District of Columbia, Canada, Russia and Portugal. As of March 31, 2005, we had 3,035 apartments under lease or management through our BridgeStreet corporate housing division in the United States, France and the United Kingdom.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
      We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
      In our opinion, the accompanying unaudited consolidated interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of our results for the entire year.
      Certain reclassifications have been made to our prior year financial statements to conform to our current presentation.
Stock-Based Compensation
      We maintain stock-based employee compensation plans. Prior to 2003, we accounted for those plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied those provisions prospectively to all employee awards granted, modified or settled

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
after January 1, 2003. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all of our outstanding and unvested awards.

	Three months ended
	March 31,

	2005	2004

Net loss, as reported	$(1,424)	$(3,744)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	53	41
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(63)	(66)

Net loss, pro forma	$(1,434)	$(3,769)

Loss per share:
Basic, as reported	$(0.05)	$(0.12)
Basic, pro forma	$(0.05)	$(0.13)
Diluted, as reported	$(0.05)	$(0.12)
Diluted, pro forma	$(0.05)	$(0.13)
      The effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future years.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The provisions of FAS 123R are effective for the first quarter of 2006. The adoption of this standard is not expected to have a material effect on our consolidated financial position and results of operations as we currently use the fair value method prescribed in SFAS No. 123.

3.	EARNINGS PER SHARE
      We calculate our basic earnings per common share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. In periods in which there is a loss,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
diluted shares outstanding will equal basic shares outstanding as there would be no dilutive securities. Basic and diluted earnings per common share for the three months ended March 31 are as follows:

	2005	2004

Loss from continuing operations	$(1,424)	$(3,374)
Loss from discontinued operations, net	—	(370)

Net loss	$(1,424)	$(3,744)

Weighted average number of basic shares outstanding (in thousands)	30,656	30,070
Basic loss per share from continuing operations	$(0.05)	$(0.11)
Basic loss per share from discontinued operations	$—	$(0.01)

Basic loss per share	$(0.05)	$(0.12)

Weighted average number of diluted shares outstanding (in thousands)	30,656	30,070
Diluted loss per share from continuing operations	$(0.05)	$(0.11)
Diluted loss per share from discontinued operations	$—	$(0.01)

Diluted loss per share	$(0.05)	$(0.12)

      The number of potentially dilutive securities not included above (in thousands), were 519 and 560 at March 31, 2005 and 2004, respectively. These securities include unvested options, operating partnership units and unvested restricted stock.

4.	INVESTMENTS AND ADVANCES TO AFFILIATES
      Our investments and advances to our joint ventures and affiliated companies consist of the following:

	March 31,	December 31,
	2005	2004

MIP Lessee, L.P.	$3,031	$4,856
S.D. Bridgeworks, LLC	1,004	253
CNL/IHC Partners, L.P.	2,483	2,477
Interconn Ponte Vedra Company, L.P.	2,592	2,334
Other	545	2,235

Total	$9,655	$12,155

      On January 6, 2005, our joint venture S.D. Bridgeworks, LLC, sold the Hilton San Diego Gaslamp hotel. Our total proceeds from the sale of the hotel are expected to be approximately $3,700, of which we have received $2,859 as of March 31, 2005. Our portion of equity in the joint venture’s earnings related to the gain on the sale is approximately $3,700.
      The recoverability of the carrying values of our investments and advances to our investees is dependent upon operating results of the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of these long-lived assets.
      The debt of all investees is non-recourse to us, and we do not guarantee any of our investees’ obligations.
      Presented below is the combined summarized financial information of MIP Lessee, L.P. and S.D. Bridgeworks, LLC for the three months ended March 31, 2005 and 2004. Summarized profit and loss information for these investees is required by Regulation S-X to be disclosed in interim periods, as they have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
met certain financial tests in relation to our consolidated financial position and results of operations. The summarized information is as follows:

	Three months ended
	March 31,

	2005	2004

Revenues	$20,665	$30,836
Operating expenses	16,187	22,524
Net income (loss)	24,030	(4,531)
Our share of the above earnings (losses)	2,795	(623)

5.	INTANGIBLE ASSETS
      Intangible assets consist of the following:

	March 31,	December 31,
	2005	2004

Management contracts	$52,683	$53,186
Franchise fees	1,945	1,945
Deferred financing fees	2,422	2,676
Management contracts in process	2,269	2,018

Total cost	59,319	59,825
Less accumulated amortization	(8,484)	(8,663)

Intangible assets, net	$50,835	$51,162

      We amortize the value of our intangible assets over their estimated useful lives, which generally correspond with the expected terms of the associated management, franchise, or financing agreement. We incurred aggregate amortization expense of $990 and $966 on these assets for the three months ended March 31, 2005 and 2004, respectively. Amortization of deferred financing fees is included in interest expense. Deferred financing costs of $1,847, net of accumulated amortization were charged to interest expense in connection with the refinancing of our senior credit facility and repayment of our subordinated term loan.
      Our goodwill balance is allocated as follows:

	March 31,	December 31,
	2005	2004

Hotel management	$87,603	$87,596
Corporate housing	9,206	9,206

Total goodwill	$96,809	$96,802

      We test goodwill for impairment at a minimum annually during the fourth quarter, or as circumstances warrant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LONG-TERM DEBT
      Our long-term debt consists of the following:

	March 31,	December 31,
	2005	2004

Senior revolving credit facility	$25,000	$27,000
Senior credit facility term loan	51,750	16,474
Non-recourse promissory note	3,723	3,723
Sunstone promissory note	2,000	2,000
Subordinated term loan	—	40,000
Mortgage debt	19,000	—

Total long-term debt	101,473	89,197
Less current portion	(5,750)	(5,750)

Long-term debt, net of current portion	$95,723	$83,447

      Senior Credit Facility — On January 14, 2005, we entered into an amended and restated senior secured credit facility with various lenders. The amended and restated senior secured credit facility provides aggregate loan commitments of a $53,000 term loan and a $55,000 revolving credit facility. The credit facility is scheduled to mature on January 14, 2008.
      The actual rates for both the revolving credit facility and the term loan depend on the results of certain financial tests. As of March 31, 2005, based on those financial tests, borrowings under the revolving credit facility bear interest at a rate of LIBOR plus 350 basis points and borrowings under the term loan bear interest at a rate of LIBOR plus 550 basis points. We incurred $1,491 and $608 of interest expense on our senior credit facility for the three months ended March 31, 2005 and 2004, respectively.
      The debt under our amended credit facility is guaranteed by certain of our existing subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts and or agreements. Our amended and restated credit facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions.
      In addition, we entered into two amendments to our new credit facility on February 4, 2005 and May 5, 2005, in connection with the purchase of the Hilton Concord hotel. The amendments gave us relief with respect to certain loan compliance covenants through the second quarter of 2005. We are in compliance with the amended loan covenants and expect to be in compliance for the remainder of the loan term.
      Concurrent with our senior credit facility’s refinancing, we borrowed approximately $87,200 to repay our existing $40,000 subordinated term loan, $43,474 outstanding under our prior senior secured credit facility as well as fees and expenses related to the repayments and our new credit facility.
      Non-Recourse Promissory Note — In 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated (“FelCor”), to fund the acquisition of a 50% non-controlling equity interest in two partnerships that own eight mid-scale hotels. The note bears interest rate of 12% per annum, and matures on December 31, 2010. For the three months ended March 31, 2005 and 2004, we incurred $112 and $112, respectively, of interest expense on the promissory note. Accrued interest payable was $526, as of March 31, 2005 and the remaining balance on the promissory note is $3,723. We notified FelCor in 2004 that we were suspending further principal and interest payments on the note and accordingly, we are in default under the note. In March 2005, the lender, with the partnerships’ acquiescence, initiated foreclosure proceedings on the properties underlying the mortgages. We expect that we will ultimately transfer ownership of our equity interests in these partnerships to FelCor in return for the extinguishment of the note. In addition, we will no longer manage the eight hotels previously owned by the two partnerships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Subordinated Term Loan — In January 2003, we entered into a $40,000 subordinated term loan that bore interest at a rate of LIBOR plus 850 basis points and was scheduled to mature on January 31, 2006. In January 2005 we repaid this loan with proceeds from the refinancing of our credit facility, as discussed above. We wrote off $1,847 of unamortized deferred financing costs in connection with this repayment.
      Sunstone Promissory Note — On October 26, 2004, we entered in to a Stock Purchase Agreement to acquire Sunstone Hotel Properties, Inc. In connection with the purchase we entered into a non-interest bearing note with Sunstone Hotels Investors, LLC, for $2,000 that is due December 31, 2005 and is recorded in the current portion of long-term debt.
      Mortgage Debt — In February 2005, we entered into a $19,000 non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. Interest only is payable until the loan matures in March 2008. The loan bears interest at a rate of LIBOR plus 225 basis points. Interest expense incurred for the period ended March 31, 2005 was $127.
      Interest Rate Caps — In February 2005, we entered into a $19,000, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 6.65% and is scheduled to mature on March 1, 2008. At March 31, 2005, the fair value of this interest rate cap agreement was approximately $21. In March 2005, we entered into a $55,000, three-year interest rate cap agreement related to our amended and restated senior credit agreement, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 5.75% and is scheduled to mature on January 14, 2008. At March 31, 2005, the fair value of this interest rate cap agreement was approximately $122. The change in fair market value of our interest rate cap agreements is recorded in the statement of operations.

7.	SEGMENT INFORMATION
      We are organized into two operating divisions: hotel management and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinct products and services.

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended March 31, 2005
Revenue	$223,813	$27,399	$—	$251,212
Total assets	$250,778	$17,514	$21,029	$289,321
Three months ended March 31, 2004
Revenue	$197,193	$24,250	$—	$221,443
Total assets	$221,137	$20,433	$23,230	$264,800
      Revenues from foreign operations were as follows for the three months ended March 31:

	2005	2004

Canada	$1,153	$318
United Kingdom	6,997	5,764
France	490	373
Russia	1,003	818
Portugal	27	151
      The revenues from foreign operations include reimbursable expenses from managed properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended
	March 31,

	2005	2004

Cash paid for interest and income taxes:
Interest	$1,742	$1,820
Income taxes	$270	$593

9.	RESTRUCTURING AND SEVERANCE EXPENSES
      We have recorded $2,023 and $127 in restructuring and severance expenses for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and 2004, there was $4,305 and $3,521 remaining in our restructuring accrual, respectively. These amounts are expected to be paid by the end of 2006.
      These charges consist of the following:

	Three months
	ended March 31,

	2005	2004

Former corporate personnel severance	$1,906	$—
Corporate housing severance	117	127

Total	$2,023	$127

      Severance Costs for Former Personnel — We have incurred charges of approximately $1,906 for the three months ended March 31, 2005, related to severance payments to former personnel. Most of these expenses were for contractual severance costs of approximately $1,800 due to our former chief executive officer.
      Corporate Housing — During the three months ended March 31, 2005 and 2004, respectively, we incurred charges of approximately $117 and $127 related to severance costs for former personnel and other related charges, in connection with restructuring within our corporate housing operation.

10.	ASSET IMPAIRMENTS AND OTHER WRITE-OFFS
      The charges for asset impairments and other write-offs consist of the following:

	Three Months
	Ended March 31,

	2005	2004

Management contract costs	$239	$3,296
Investment impairments	—	1,101
Hotel real estate investment fund costs	823	—
Other	—	96

Total	$1,062	$4,493

      Management Contract Write-offs — During the three months ended March 31, 2005, we wrote off approximately $239 of unamortized management contract costs related to the Hilton San Diego Gaslamp hotel, which was sold in January 2005, by our S.D. Bridgeworks joint venture.
      In March 2004, we wrote off $3,296 of unamortized management contract costs in connection with the termination of 11 management contracts with MeriStar Hospitality.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Investment Impairments — During the first quarter of 2004, it was determined that our investment in MIP Lessee, L.P. was impaired based on purchase offers we received on two of the joint venture’s hotels. Accordingly, we recorded an impairment charge of $563 to reduce the carrying amount of our investment to its estimated fair value. In addition, during the first quarter of 2004, we wrote off our remaining investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center. The hotel was underperforming and in the first quarter of 2004, the joint venture was notified that it had defaulted on its bank loan. Consequently, we wrote off the remaining carrying value of our investment in the joint venture of $538. One of our directors holds a 22.46% ownership interest in this joint venture.
      Hotel Real Estate Investment Fund costs — We had been attempting to form a real estate investment fund with a group of institutional investors. We now believe that other investment vehicles may be more appropriate for the company. Accordingly, we decided not to proceed with this particular investment fund, and consequently, we expensed $823 of related formation costs that were originally to be reimbursed by the investment fund.

11.	GAIN ON SALE OF INVESTMENTS
      In January 2005, we recognized a gain of $385 from the exchange of stock warrants for stock in an unaffiliated company and subsequent sale of that stock, which we had held as an investment.

12.	COMMITMENTS AND CONTINGENCIES
      Insurance Matters — As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and liability) insurance coverage for our managed and owned hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient settlement of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. Although we are indemnified under our management agreements for such amounts, we would be responsible for claims in periods prior to January 2003. In addition, in March 2005, the prior carrier that presented claims to us and other policy holders asserting that discounts previously granted to us and other policy holders with respect to the prior policies were purportedly advance dividends to us and other policy holders related to the respective policies. The claim made against us is for $4,516. We do not believe we are liable for this claim. Based on the information currently available, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
      Leases — We lease apartments for our corporate housing division and office space for our corporate offices. Future minimum lease payments required under these operating leases as of March 31, 2005 were as follows:

2005	$38,758
2006	11,901
2007	7,393
2008	6,319
2009	5,641
Thereafter	25,470

Total	$95,482

      In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
      Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $2,054 to these hotel owners in the form of investments or loans. The timing of future investments or working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.
      Termination Fees — MeriStar Hospitality’s taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. In the event of termination, MeriStar Hospitality’s taxable subsidiary will be required to pay us a termination fee equal to the value of the remaining payments calculated as defined in the agreement. The termination fee will be paid in 48 equal monthly installments, without interest, commencing the month following the termination. MeriStar Hospitality’s taxable subsidiaries will be able to credit against any termination payments the present value of projected fees, calculated in accordance with the amended agreement, of any new management agreements executed during the 30-month period following the termination date. In addition, in connection with the July 2004 termination of the intercompany agreement we had with MeriStar Hospitality, MeriStar Hospitality has a remaining credit of $1,142 to be offset against any terminations occurring after July 2004. MeriStar Hospitality has not, since January 1, 2005, sold any hotels.
      Contingent Liabilities Related to Partnership Interests — We own interests in several partnerships and other joint ventures. To the extent that any of these partnerships or joint ventures and would become unable to pay its obligations, those obligations would become obligations of the general partners. Currently, the eight hotels owned by our FelCor joint venture related partnerships are in the process of foreclosure. The FelCor joint venture and related partnerships may not able to pay the mortgage debt or other liabilities owed by the partnerships. While we believe we are protected from any risk of liability because our investments in these partnerships as a general partner were conducted through the use of single-purpose entities, to the extent any debtors pursue payment from us, it is possible that we could be held liable for those liabilities and those amounts could be material.

13.	ACQUISITION AND NEW MANAGEMENT CONTRACTS
      On February 11, 2005, we acquired the 329-room Hilton Concord hotel located in the East Bay area of San Francisco, California. The acquisition cost was $31,779, including normal and customary closing costs. We financed the purchase through borrowings on our credit facility and a $19,000 mortgage. As discussed in our debt footnote, this acquisition increased our leverage and required us to obtain two amendments under our credit facility for the first and second quarters of 2005. See Note 6 for more discussion of our debt. The hotel revenues from February 11, 2005 to March 31, 2005 were $1,755 and operating income was $477, which are included in our statement of operations. The acquisition cost of the hotel was allocated as follows:

Cash and restricted cash	$1,739
Accounts receivable and other assets	105
Property and equipment	29,935

Total	$31,779

      In March 2005, we began operating 22 upscale hotels recently acquired by a partnership consisting of a private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings. The affiliate of Highgate Holdings is affiliated with three of our directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)
Forward-Looking Statements
      The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this report on Form 10-Q and the information incorporated by reference herein we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and other similar terms and phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that are not yet determinable and could cause actual results to differ materially from those expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report on Form 10-Q and our report on Form 10-K and the documents incorporated by reference therein. In addition to the risks related to our business, the factors that could cause actual results to differ materially from those described in the forward-looking statements include, among others, the following:

•	economic conditions generally, and the real estate market specifically;

•	the impact of actual or threatened future terrorist incidents or hostilities;

•	the aftermath of the war with Iraq, continuing conflicts in that geographic region and related ongoing U.S. involvement;

•	international geopolitical difficulties or health concerns;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in laws and regulations applicable to us, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	the impact of weather-related events or other calamities;

•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;

•	failure to renew essential management contracts or business leases;

•	competition from other hospitality companies, pricing pressures;

•	variations in lease and room rental rates;

•	litigation involving antitrust, consumer and other issues;

•	loss of any executive officer or failure to hire and retain highly qualified employees; and

•	other factors discussed under the heading “Risk Factors” and in other filings with the SEC.
      These factors and the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made or incorporated by reference in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 or this quarterly report on Form 10-Q. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not undertake to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Quarterly Summary
      General — We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center and golf markets. We also own two hotel properties and hold non-controlling interests in 10 joint ventures, which hold ownership interests in 22 of our managed properties, as of March 31, 2005. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services.
      As of March 31, 2005, we managed 316 properties, with 71,789 rooms in 41 states, the District of Columbia, Canada, Russia and Portugal. As of March 31, 2005, we had 3,035 apartments under lease or management through our BridgeStreet corporate housing division in the United States, France and the United Kingdom.
      We have two operating segments, hotel management and corporate housing. Each is managed separately because of its distinct products and services.
Recent events
      Disposition of Hotel by Our Joint Venture — On January 6, 2005, our joint venture, S.D. Bridgeworks, LLC, sold the Hilton San Diego Gaslamp hotel. As of March 31, 2005, our total proceeds are expected to be approximately $3,700, of which we have received $2,859. Our portion of equity in earnings related to the gain on the sale is approximately $3,700.
      New Management Contracts — In March 2005, we began operating 22 upscale hotels recently acquired by a partnership consisting of a private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings. The affiliate of Highgate Holdings is affiliated with three of our directors.
      Chief Executive Officer — On February 17, 2005, Thomas F. Hewitt was named chief executive officer of the company. Steve Jorns, the former CEO, subsequently separated from Interstate effective March 31, 2005. Mr. Hewitt has been a member of our board of directors since 2002.
      Hurricanes in Florida — During August and September of 2004, Florida experienced several strong hurricanes that damaged or closed 10 properties we manage. We are currently in negotiations with our insurance provider to recover our losses of management fees under our business interruption insurance policies. We are entitled to recover management fees for the time period the hotels were partially or completely closed and for the time period after the hotels re-opened, but were not operating at historical levels. We will recognize revenues as our claims are settled. We believe this will occur in late 2005 or early 2006.
      Hotel Acquisition — On February 11, 2005 we acquired the 329-room Hilton Concord hotel located in the East Bay area of San Francisco, California. The acquisition costs, including normal and customary closing costs, was $31,779. We financed the purchase through borrowings on our credit facility and a $19,000 mortgage. As discussed in Note 6 to our financial statements, this acquisition increased our leverage and required us to obtain two amendments under our credit facility for the first and second quarters of 2005. See Note 6 for more discussion of our debt.

Critical Accounting Policies and Estimates
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
      We have discussed those policies that we believe are critical and require judgment in their application in our Annual Report on Form 10-K, as amended, for the year ending December 31, 2004. Since the date of that report, there have been no material changes to our critical accounting policies or the methodologies or assumptions we use in applying them.
Results of Operations
     Three months ended March 31, 2005 compared with three months ended March 31, 2004.
      Overview — At March 31, 2005 we managed 316 properties, with 71,789 guest rooms, compared to 278 properties with 62,049 guest rooms at March 31, 2004. We also acquired one full-service hotel during the first quarter of 2005. Hotels under management increased by a net amount of 38 from March 31, 2004 to March 31, 2005, with the increase due to the following:

•	In March 2005, we began operating 22 upscale hotels recently acquired by a partnership consisting of a private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings.

•	In connection with our purchase of Sunstone Hotel Properties, Inc., we acquired management contracts for 54 properties, during the fourth quarter of 2004. During the first quarter of 2005, we transitioned 1 of these properties out of our system.

•	From March 31, 2004 to March 31, 2005, MeriStar Hospitality, sold 10 properties, 9 of which we no longer manage for the eventual buyers. In addition, we transitioned 32 other properties out of our system and added 4 properties to our system from various owners.

Revenue
      The following table shows the operating statistics for our managed hotels on a same-store basis (excluding the results of 10 hotels affected by the hurricanes) for the three months ended March 31, (dollars not in thousands):

	2005	2004	Change

Revenue per available room (RevPAR)	$71.49	$65.42	9.3%
Average daily rate (ADR)	$106.33	$99.10	7.3%
Occupancy	67.2%	66.0%	1.8%
      The following table sets forth operating information with respect to our corporate housing division for the three months ended March 31 (dollars not in thousands):

	Number	Average
	of	Number
Year	Markets	of Units	ADR	Occupancy

2005	17	3,035	$107.82	90.18%
2004	19	2,964	$99.42	87.20%

      Our total revenue increased $29,769, or 13.4%, to $251,212 for the three months ended March 31, 2005, compared to $221,443 for the three months ended March 31, 2004. Major components of this increase were:

•	Revenue from lodging increased $1,839, to $2,562 for three months ended March 31, 2005, from $723 for the three months ended March 31, 2004. Substantially all of the increase is due to the acquisition of the Hilton Concord hotel. Revenues generated by this property were $1,755 from February 11, 2005 through March 31, 2005.

•	Revenue from management fees increased $321, or 2.3%, to $13,999 for the three months ended March 31, 2005, from $13,678 for the three months ended March 31, 2004. Our RevPAR, ADR and occupancy have improved year over year, and the increase in total number of hotels under management has generated an increase in our total management fee revenue, which was offset by lost revenue from hotels that were transitioned out of our system.

•	Revenue from our corporate housing operations has increased $3,149, or 13.0%, to $27,399 for the three months ended March 31, 2005, from $24,250 for the three months ended March 31, 2004. This increase in revenue is partially attributable to an increase in ADR by approximately 8.4%, from $99.42 to $107.82, an increase in occupancy from 87.20% to 90.18% and an increase in the number of units from 2,964 to 3,035 from March 31, 2004 to March 31,2005, respectively.

•	Reimbursable expenses, which we record as other revenue and other expenses from managed properties under EITF 01-14, increased by $24,757, or 13.8%, to $204,297 for the three months ended March 31, 2005, from $179,540 for the three months ended March 31, 2004. The primary reason for this increase is the increase in the number of managed hotels from March 31, 2004 to March 31, 2005, directly resulting in an increase in the number of hotel employees and in related reimbursable salaries and other expenses. In addition, other revenue from managed properties has been revised and reduced for the first quarter of 2004 by $14,610. Our statements of operations include an equal and offsetting amount — “Other expenses from managed properties” — which has also been revised by the same amount. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share, or our balance sheet or cash flows.

Operating Expenses by Department
      Total operating expenses by department increased $4,459, or 21.3%, to $25,359 for the three months ended March 31, 2005, compared to $20,900 for the three months ended March 31, 2004. Operating expenses by department include direct expenses that are related to lodging from our owned hotels, and to our corporate housing division.

•	Lodging expenses increased $1,432, or 276.4%, from $1,950, for the three months ended March 31, 2005, compared to $518 for the three months ended March 31, 2004. The increase is mainly related to the acquisition of the Hilton Concord hotel in February 2005. The property incurred lodging expenses of $1,278 from February 11 through March 31, 2005.

•	Corporate housing expenses increased $3,027, or 14.9%, from $23,409, for the three months ended March 31, 2005, compared to $20,382 for the three months ended March 31, 2004. The increase in corporate housing expenses is primarily due to an increase in apartment rental expenses and an increase in the number of units from 2,964 to 3,035 from March 31, 2004 to March 31, 2005.

Undistributed Operating Expenses
      Total undistributed operating expenses decreased $1,124, or 4.6%, to $23,355 for the three months ended March 31, 2005, compared to $24,479 for the three months ended March 31, 2004. Factors primarily contributing to the decrease were:

•	Administrative and general expense increased $567, or 3.2%, to $18,031 for the three months ended March 31, 2005, from $17,464 for the three months ended March 31, 2004. The majority of this increase is due to a $2,046 increase in administrative and general costs from our Sunstone division, which we acquired in October 2004. These costs were partially offset by a decrease in expenses associated with an insurance claim of $1,000 incurred by our insurance subsidiary in the first quarter of 2004. In addition, during the first quarter of 2004, we incurred $593 of expenses following the closing of our Flagstone subsidiary in the fourth quarter of 2003, with no similar expenses in the first quarter of 2005.

•	Depreciation and amortization expense decreased $156, or 6.5%, to $2,239 for the three months ended March 31, 2005, from $2,395 for the three months ended March 31, 2004. This decrease is primarily due to a large number of management contracts that became fully amortized and the loss of other management contracts that had intangible assets associated with them that were written off during the first quarter of 2004. In addition, our corporate housing segment closed its Detroit office in August 2004. This decrease is partially offset by the additional amortization expense related to management contracts acquired in connection with the purchase of Sunstone and increased depreciation expense related to the acquisition of the Hilton Concord hotel.

•	Restructuring charges increased $1,896, to $2,023 for the three months ended March 31, 2005, from $127 for the same period last year. The increase is primarily due to the severance costs of approximately $1,800 for our former CEO in connection with the terms of his employment contract.

•	Intangible asset write-offs and other impairments decreased $3,431, to $1,062 for the three months ended March 31, 2005, from $4,493 for the same period last year. These expenses are detailed as follows:

	Three Months
	Ended March 31,

	2005	2004

Management contract write-offs	$239	$3,296
Investment impairments in unconsolidated affiliates	—	1,101
Hotel real estate investment fund termination	823	—
Other	—	96

Total	$1,062	$4,493

      For additional information on these expenses, see Note 10 to the consolidated financial statements.

•	Reimbursable expenses, which we record as other revenue and other expenses from managed properties under EITF 01-14, increased by $24,757, or 13.8%, to $204,297 for the three months ended March 31, 2005, from $179,540 for the three months ended March 31, 2004. The primary reason for this increase is the increase in the number of managed hotels from March 31, 2004 to March 31, 2005, directly resulting in an increase in the number of hotel employees and in related reimbursable salaries and other expenses. In addition, other expenses from managed properties has been revised and reduced in 2004 by $14,610. Our statements of operations include an equal and offsetting amount — “Other revenue from managed properties” — which has also been revised by the same amount. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share, or our balance sheet or cash flows.

Net Loss
      Net loss decreased $2,320, to $1,424 for the three months ended March 31, 2005, from $3,744 for the three months ended March 31, 2004. The decrease in net loss is attributable to the following:
      Our equity in earnings (losses) of affiliates increased $3,618, to earnings of $2,842 for the three months ended March 31, 2005, compared to a loss of $776 for the same period in 2004. The increase resulted mainly from our portion of the gain from the sale of the Hilton San Diego Gaslamp hotel by our joint venture, S.D. Bridgeworks, LLC, of approximately $3,700.
      Net interest expense increased $2,072, to $3,794 for the three months ended March 31, 2005, from $1,722 for the same period in 2004. Included in interest expense is $1,847 of unamortized deferred financing fees written-off in connection with the repayment of our old subordinated term loan.
      In January 2005, we recognized a gain of $385 from the exchange of stock warrants in an unaffiliated company and subsequent sale of that stock, which we had held as an investment.
      Additionally, income tax benefit was $924, at an effective tax rate of 39%, for the three months ended March 31, 2005, compared to $2,554 for the three months ended March 31, 2004. The reduced income tax benefit for the current quarter primarily resulted from the lower pre-tax loss for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Management believes it is more likely than not that we will realize our unreserved deferred tax assets in future periods.
Liquidity and Capital Resources
      Working Capital — We had $133 of cash and cash equivalents at March 31, 2005, compared to $16,481 at December 31, 2004, and a working capital deficit (current assets less current liabilities) of $17,976 at March 31, 2005, compared to $1,171 at December 31, 2004. This increase in our working capital deficiency of $16,805 resulted primarily from the use of cash to purchase the Hilton Concord hotel.
SOURCES AND USES OF CASH
      Operating Activities — Cash provided by operating activities was $2,592 for the three months ended March 31, 2005, compared to cash used in operating activities of $7,012 for the three months ended March 31, 2004. The increase in cash provided is primarily from improvements in our operating results described above, and an increase in accounts payable and accrued expenses balances resulting from the additional activity in connection with our Sunstone and Hilton Concord hotel acquisitions. These increases were partially offset by an increase in accounts receivable and prepaid expenses.
      Investing Activities — Cash used in investing activities was $27,640 for the three months ended March 31, 2005 compared to cash provided by investing activities of $4 for the three months ended March 31, 2004. The increase is primarily related to the purchase of Hilton Concord hotel in February 2005. This was offset by the cash provided from our equity investments in hotel real estate, through distributions of approximately $4,709, quarter to date, which included $2,859 in proceeds from the sale of the hotel owned by S.D. Bridgeworks, LLC. We also received $483 from the sale of an investment in an unaffiliated company.
      Financing Activities — Cash provided by financing activities was $8,787 for the three months ended March 31, 2005, compared to $4,655 for the same period of 2004. This increase in cash provided is mainly due to net borrowings on long-term debt. We had net borrowings of $12,276 in 2005, as opposed to net borrowings of $4,094 in 2004. On January 14, 2005, we amended our credit facility and immediately borrowed approximately $87,200 to repay our existing $40,000 subordinated term loan, $43,474 outstanding under our prior credit facility and fees and other costs related for these transactions. In addition, in February 2005, we borrowed an additional $12,760 under our credit facility and entered into a $19,000 mortgage loan in connection with the acquisition of the Hilton Concord hotel.

DEBT
      Senior Credit Facility — On January 14, 2005, we entered into an amended and restated senior secured credit facility with various lenders. The amended and restated senior secured credit facility provides aggregate loan commitments of a $53,000 term loan and a $55,000 revolving credit facility. The credit facility is scheduled to mature on January 14, 2008.
      The actual rates for both the revolving credit facility and the term loan depend on the results of certain financial tests. As of March 31, 2005, based on those financial tests, borrowings under the revolving credit facility bear interest at a rate of LIBOR plus 350 basis points and borrowings under the term loan bear interest at a rate of LIBOR plus 550 basis points. We incurred $1,491 and $608 of interest expense on our senior credit facility for the three months ended March 31, 2005 and 2004, respectively.
      The debt under our amended credit facility is guaranteed by certain of our existing subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts and or agreements. Our amended and restated credit facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions.
      In addition, we entered into two amendments to our new credit facility on February 4, 2005 and May 5, 2005 in connection with the purchase of the Hilton Concord hotel. The amendments gave us relief with respect to certain covenants through the second quarter of 2005. We are in compliance with the amended loan covenants and expect to be in compliance for the 12 months following March 31, 2005.
      Concurrent with our senior credit facility’s refinancing, we borrowed approximately $87,200 to repay our existing $40,000 subordinated term loan, $43,474 outstanding under our prior senior secured credit facility as well as fees and expenses related to the repayments and our new credit facility.
      Mortgage Debt — In February 2005, we entered into a $19,000 non-recourse mortgage loan to finance a portion of the acquisition of the Hilton Concord hotel. Interest only is payable until the loan matures in March 2008. The loan bears interest at a rate of LIBOR plus 225 basis points. Interest expense incurred for the period ended March 31, 2005 was $127.
      Interest Rate Caps — In February 2005, we entered into a $19,000, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel, in order to hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 6.65% and is scheduled to mature on March 1, 2008. At March 31, 2005, the fair value of this interest rate cap agreement was approximately $21. In March 2005, we entered into a $55,000, three-year interest rate cap agreement related to our amended and restated senior credit agreement, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 5.75% and is scheduled to mature on January 14, 2008. At March 31, 2005 the fair value of this interest rate cap agreement was approximately $122. The change in fair value of our interest rate cap agreements is recorded in the statements of operations.
      Sunstone Promissory Note — On October 26, 2004, we entered in to a Stock Purchase Agreement to acquire Sunstone Hotel Properties, Inc. In connection with the purchase we entered into a non-interest bearing note with Sunstone Hotels Investors, LLC, for $2,000 that is due December 31, 2005 and is recorded in the current portion of long-term debt.
      Liquidity — Currently we are limited in our ability to increase our borrowings due to the additional debt from the acquisition of the Hilton Concord hotel described above. We have entered into two amendments to our credit facility in order to obtain relief related to certain debt covenant tests. However, we believe that cash generated by our operations, together with borrowing capacity under our senior credit agreement, will be sufficient to fund our requirements for working capital, required capital expenditures and debt service for the next twelve months. We expect to continue to seek acquisitions of management contracts, and opportunities where we can participate in the ownership of the hotels we manage. We expect to finance future acquisitions through a combination of additional borrowings under our credit facility and the issuance of equity instruments, including common stock or operating partnership units, or additional/replacement debt, if market conditions permit. We believe these sources of capital will be sufficient to provide for our long-term capital needs. We will evaluate our liquidity and investment requirements as circumstances dictate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      We are exposed to market risk from changes in interest rates on our credit facility and our new mortgage loan. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. The percentage of our debt that is floating rate was 94% at both March 31, 2005 and December 31, 2004. In the first quarter of 2005, we entered into a new credit facility and a mortgage loan, both of which are subject to variable interest rates and we entered into two interest rate cap agreements, described below. These items are described below. See our Annual Report on Form 10-K for additional details.
      On January 14, 2005, we entered into an amended and restated senior secured credit facility with various lenders. The scheduled maturity of the facility is January 14, 2008. We pay interest on our borrowings under the revolving credit facility at a rate ranging from LIBOR plus 325 to 350 basis points and at a rate under the term loan ranging from LIBOR plus 450 to 550 basis points. The actual interest rates for both the revolving credit facility and the term loan depend on the result of certain financial tests. As of March 31, 2005, based on those financial tests, borrowings under the revolving credit facility bear interest at a rate of LIBOR plus 350 basis points and borrowings under the term loan bear interest at a rate of LIBOR plus 550 basis points.
      Concurrent with the closing on our new credit facility, on January 14, 2005, we borrowed approximately $87,200 to repay our existing $40,000 subordinated term loan, the $43,474 outstanding under our prior senior secured credit facility and the related fees and expenses. The prior credit facility and subordinated term loan were also variable rate interest debt.
      In February 2005, we entered into a $19,000 mortgage loan in connection with the acquisition of the Hilton Concord hotel. The loan is scheduled to mature in March 2008. The mortgage loan carries a variable rate of interest based on LIBOR plus a spread of 2.25%.
      In February 2005, we entered into a $19,000, three-year interest rate cap agreement in connection with the mortgage debt we assumed with the purchase of the Hilton Concord hotel, in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 6.65%. This cap is scheduled to mature on March 1, 2008. At March 31, 2005, the fair value of this cap was approximately $21. In March 2005, we entered into a $55,000, three-year interest rate cap agreement in connection with the amended and restated senior credit agreement, in order to provide an economic hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 5.75%. This cap is scheduled to mature on January 14, 2008. At March 31, 2005 the fair value of this cap was approximately $122.
      Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $236 and $152 for the three months ended March 31, 2005, and 2004, respectively.
Exchange Rate Risk
      Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 3.8% and 3.4% of our total revenues excluding reimbursed revenues from managed properties for the three months ended March 31, 2005 and 2004, respectively, from services performed in Canada, the United Kingdom, France, and Russia. Our foreign currency translation gains and (losses) were a net loss of $97 for the three months ended March 31, 2005 which is included in accumulated comprehensive income (loss) in our statement of operations, net of tax. To date, since most of our foreign operations have been largely self-contained or dollar-denominated, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

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
      We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2005.
Changes in Internal Controls
      There has not been any change in the Company’s internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5.     Other Information
      During the first quarter of 2005, the company and Steven D. Jorns, our former Chief Executive Officer agreed to terminate his employment with Interstate Hotels & Resorts, Inc. In accordance with his separation and transition agreement, Mr. Jorns will receive $1,400 in severance payments that will be paid pro ratably over a 20 month period beginning May 2005. In addition, during May 2005, he will be granted 25,000 restricted shares and 50,000 options which will cliff vest on December 31, 2006. All previous unvested restricted stock and option grants vested effective May 3, 2005.
Item 6.     Exhibits
      (a) Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.	1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3.1.	2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.	3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.	1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.2		Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.2.	1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).

Exhibit No.		Description of Document

4.2.	2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4		Registration Rights Agreement, dated March 31, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
10.2		Form of Amended and Restated Senior Secured Credit Agreement, dated as of January 14, 2005, among Interstate Operating Company, L.P., Societe Generale, SG Americas Securities, LLC, and various other lenders (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 21, 2005).
10.3		Form of Amended and Restated Security Agreement, dated as of January 14, 2005, among Interstate Operating Company, L.P., and other Pledgors named therein and Societe Generale, as administrative agent for the senior creditors (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 21, 2005).
10.4		Form of Amended and Restated Guaranty and Contribution Agreement, dated as of January 14, 2005, by Interstate Hotels & Resorts, Inc. and certain of its subsidiaries named as Guarantors therein (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 21, 2005).
31.1*		Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31.2*		Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32.*		Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

/s/ J. William Richardson

J. William Richardson
Chief Financial Officer
Dated: May 9, 2005