Form 10-Q
period 2005-06-30
INTERSTATE HOTELS & RESORTS INC
filed 2005-08-09
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑
      The number of shares of Common Stock, par value $0.01 per share, outstanding at August 1, 2005 was 30,733,392.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION
Item 1:     Financial Statements
INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,599	$16,481
Restricted cash	4,311	690
Accounts receivable, net of allowance for doubtful accounts of $2,368 at June 30, 2005 and $3,090 at December 31, 2004	34,016	32,765
Due from related parties, net of allowance for doubtful accounts of $1,304 at June 30, 2005 and $836 at December 31, 2004	6,613	12,368
Prepaid expenses and other current assets	11,813	9,012

Total current assets	69,352	71,316
Marketable securities	1,473	1,706
Property and equipment, net	48,307	19,981
Investments in and advances to affiliates	8,256	12,155
Notes receivable	5,721	5,180
Deferred income taxes	19,016	18,312
Goodwill	96,809	96,802
Intangible assets, net	49,059	51,162

Total assets	$297,993	$276,614

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,060	$5,651
Accrued expenses	70,800	61,003
Current portion of long-term debt	5,750	5,750

Total current liabilities	82,610	72,404
Deferred compensation	1,473	1,706
Long-term debt	94,473	83,447

Total liabilities	178,556	157,557
Minority interest	938	930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 30,730,536, and 30,629,519 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	308	307
Treasury stock	(69)	(69)
Paid-in capital	189,408	188,865
Accumulated other comprehensive income	401	892
Accumulated deficit	(71,549)	(71,868)

Total stockholders’ equity	118,499	118,127

Total liabilities, minority interest and stockholders’ equity	$297,993	$276,614

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue:
Lodging revenues	$4,234	$848	$6,796	$1,571
Management fees	9,213	6,248	16,593	11,961
Management fees-related parties	7,140	8,720	13,759	16,685
Corporate housing	31,125	27,555	58,525	51,805
Other revenue	3,503	3,102	6,458	6,354

	55,215	46,473	102,131	88,376
Other revenue from managed properties	229,407	194,334	433,704	373,874

Total revenue	284,622	240,807	535,835	462,250
Operating expenses by department:
Lodging expenses	2,818	508	4,768	972
Corporate housing	24,620	21,903	48,029	42,285
Undistributed operating expenses:
Administrative and general	19,896	17,684	37,927	35,202
Depreciation and amortization	2,271	2,338	4,511	4,733
Restructuring and severance expenses	96	3,312	2,119	3,439
Asset impairments and write-offs	849	1,698	1,911	6,191

	50,550	47,443	99,265	92,822
Other expenses from managed properties	229,407	194,334	433,704	373,874

Total operating expenses	279,957	241,777	532,969	466,696

OPERATING INCOME (LOSS)	4,665	(970)	2,866	(4,446)
Interest income	232	411	370	690
Interest expense	(2,321)	(1,979)	(6,253)	(3,980)
Equity in income (loss) of affiliates	350	(165)	3,192	(941)
Gain on sale of investment	—	—	385	—

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	2,926	(2,703)	560	(8,677)
Income tax (expense) benefit	(1,154)	1,385	(230)	3,939
Minority interest (expense) benefit	(29)	29	(11)	75

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,743	(1,289)	319	(4,663)
Loss from discontinued operations, net of tax	—	(1,362)	—	(1,732)

NET INCOME (LOSS)	$1,743	$(2,651)	$319	$(6,395)

Other comprehensive loss, net of tax:
Foreign currency translation loss	64	(21)	(33)	(105)
Unrealized gain on investments and other	25	56	(458)	56

COMPREHENSIVE INCOME (LOSS)	$1,832	$(2,616)	$(172)	$(6,444)

Basic earnings (loss) per share from continuing operations	$0.06	$(0.04)	$0.01	$(0.15)
Basic earnings (loss) per share from discontinued operations	—	(0.05)	—	(0.06)

Basic earnings (loss) per share	$0.06	$(0.09)	$0.01	$(0.21)

Diluted earnings (loss) per share from continuing operations	$0.06	$(0.04)	$0.01	$(0.15)
Diluted earnings (loss) per share from discontinued operations	—	(0.05)	—	(0.06)

Diluted earnings (loss) per share	$0.06	$(0.09)	$0.01	$(0.21)

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,

	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$319	$(6,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,511	4,733
Amortization and write-off of deferred financing fees	2,212	—
Equity in (income) loss of affiliates	(3,192)	941
Asset impairments and write-offs	1,911	5,721
Minority interest	11	(75)
Deferred income taxes	(704)	(3,545)
Gain on sale of investments	(385)	—
Grant of stock for severance	—	3,181
Discontinued Operations:
Depreciation	—	48
Loss on disposal of discontinued operations	—	376
Changes in assets and liabilities:
Accounts receivable, net	(430)	(11,009)
Prepaid expenses, other current assets, and officers and employees note receivable	(2,501)	(1,669)
Accounts payable and accrued expenses	10,763	(2,700)
Due from related parties	5,755	(972)
Other changes in asset and liability accounts	322	299

Cash provided by (used in) operations	18,592	(11,066)

INVESTING ACTIVITIES:
Proceeds from the sale of investments	483	—
Change in restricted cash	(3,621)	1,422
Purchases of property and equipment	(31,285)	(1,073)
Purchases of intangible assets	(543)	(223)
(Contributions) distributions to/from affiliates, net	4,678	(451)
Change in notes receivable	374	2,861

Cash provided by (used in) investing activities	(29,914)	2,536

FINANCING ACTIVITIES:
Proceeds from borrowings	106,200	34,000
Repayment of borrowings	(95,174)	(30,312)
Net proceeds from issuance of common stock	22	717
Cash paid for redemption of preferred operating partnership units	—	(1,310)
Financing fees paid	(3,585)	—

Cash provided by financing activities	7,463	3,095

Effect of exchange rate on cash	(23)	506
Net decrease in cash and cash equivalents	(3,882)	(4,929)
Cash and cash equivalents at beginning of period	16,481	7,450

Cash and cash equivalents at end of period	$12,599	$2,521

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$3,296	$3,513
Income taxes	476	766
The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY
      We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center and golf markets. We also own two hotel properties and hold non-controlling interests in nine joint ventures which hold ownership interests in 16 of our managed properties as of June 30, 2005. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing, project management services, information technology, telecommunications services and centralized accounting services.
      As of June 30, 2005, we managed 302 properties, with 68,930 rooms in 41 states, the District of Columbia, Canada, and Russia. As of June 30, 2005, we had 3,414 apartments under lease or management through our BridgeStreet corporate housing division in the United States, France and the United Kingdom.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
      We have prepared these unaudited consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
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
Stock-Based Compensation
      We maintain stock-based employee compensation plans.Prior to 2003, we accounted for those plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied those provisions prospectively to all employee awards granted, modified or settled

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
after January 1, 2003. The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all of our outstanding and unvested awards.

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income (loss), as reported	$1,743	$(2,651)	$319	$(6,395)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	55	69	105	132
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(62)	(93)	(121)	(205)

Net income (loss), pro forma	$1,736	$(2,675)	$303	$(6,468)

Earnings per share:
Basic, as reported	$0.06	$(0.09)	$0.01	$(0.21)

Basic, pro forma	$0.06	$(0.09)	$0.01	$(0.21)

Diluted, as reported	$0.06	$(0.09)	$0.01	$(0.21)

Diluted, pro forma	$0.06	$(0.09)	$0.01	$(0.21)

      The effects of applying Statement of Financial Accounting Standards No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future years.
Recent Accounting Pronouncements
      Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. We do not expect the EITF to have a material effect on our financial statements as we do not believe the EITF will require us to consolidate any of our current unconsolidated investments.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“FAS 154”), which requires a retrospective application to prior periods’ financial statements of changes in accounting principle for all periods presented. This statement replaces APB Opinion No. 20 which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of FAS 154 are effective for fiscal years beginning after December 15, 2005. The adoption of this standard does not have a material impact on our consolidated financial position and results of operations, as we do not currently have a change in accounting principle. This standard may have a material impact to prior periods presented in future statements in which we do have a change in accounting principle.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The provisions of FAS 123R are effective for the first quarter of 2006. The adoption of this standard is not expected to have a material effect on our consolidated financial position and results of operations as we currently use the fair value method prescribed in SFAS No. 123 for all employee awards granted, modified or settled after January 1, 2003, and all employee awards granted prior to our adoption of FAS 123 or January 1, 2003, will be fully vested by December 31, 2005.

3.	EARNINGS PER SHARE
      We calculate our basic earnings (loss) per common share by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Our diluted earnings (loss) per common share assumes the issuance of common stock for all potentially dilutive common stock equivalents outstanding. In periods in which there is a loss, diluted shares outstanding generally will equal basic shares outstanding. Basic and diluted earnings (loss) per common share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004

Income (loss) from continuing operations	$1,743	$(1,289)	$319	$(4,663)
Loss from discontinued operations, net of tax	—	(1,362)	—	(1,732)

Net income (loss)	$1,743	$(2,651)	$319	$(6,395)

Weighted average number of basic shares outstanding (in thousands)	30,716	30,587	30,686	30,328
Basic earnings (loss) per share from continuing operations	$0.06	$(0.04)	$0.01	$(0.15)
Basic earnings (loss) per share from discontinued operations	—	(0.05)	—	(0.06)

Basic earnings (loss) per share	$0.06	$(0.09)	$0.01	$(0.21)

Weighted average number of diluted shares outstanding (in thousands)	30,993	30,587	30,980	30,328
Diluted earnings (loss) per share from continuing operations	$0.06	$(0.04)	$0.01	$(0.15)
Diluted earnings (loss) per share from discontinued operations	—	(0.05)	—	(0.06)

Diluted earnings (loss) per share	$0.06	$(0.09)	$0.01	$(0.21)

      The number of potentially dilutive securities (in thousands) not included above were 240 and 428 for the three months ended June 30, 2005 and 2004, respectively, and 240 and 452 for the six months ended June 30, 2005 and 2004, respectively. These securities included common stock options and unvested restricted stock as well as operating partnership units convertible into common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS AND ADVANCES TO AFFILIATES
      Our investments and advances to our joint ventures and affiliated companies consist of the following:

	June 30,	December 31,
	2005	2004

MIP Lessee, L.P.	$2,543	$4,856
S.D. Bridgeworks, LLC	—	253
CNL/ IHC Partners, L.P.	2,526	2,477
Interconn Ponte Vedra Company, L.L.C.	2,663	2,334
Other	524	2,235

Total	$8,256	$12,155

      In January 2005, our joint venture S.D. Bridgeworks, LLC, sold the Hilton San Diego Gaslamp hotel and in June 2005 our joint venture sold the related retail space concluding our interest in the joint venture. Our portion of equity in the joint venture’s earnings related to the gain on the sale was approximately $3,600 and our proceeds were approximately $4,200.
      On April 15, 2005, we sold our 10% joint venture interest in Northridge-Interstate Hospitality Partners, LLC, which owns the Sheraton Smithtown hotel. Our gain related on the sale was approximately $39 and our proceeds related to the sale were approximately $1,130.
      On May 27, 2005 our joint venture, MIP Lessee, L.P. sold the Wyndham Milwaukee hotel. Our portion of equity in the joint venture’s earnings related to the loss on sale was approximately $380.
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
      Presented below is the combined summarized financial information of MIP Lessee, L.P., S.D. Bridgeworks, LLC and the Interconn Ponte Vedra Company, L.L.C. for the six months ended June 30, 2005 and 2004. Summarized profit and loss information for these investments is required by Regulation S-X to be disclosed in interim periods, as they have met certain financial tests in relation to our consolidated financial position and results of operations. The summarized information is as follows:

	Six months ended,	Six months ended,
	June 30, 2005	June 30, 2004

Revenue	$74,875	$86,076
Operating expenses	$51,675	$59,467
Net income (loss)	$23,488	$(4,374)
Our share of the net income (losses)	$3,172	$(815)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INTANGIBLE ASSETS
      Intangible assets consist of the following:

	June 30,	December 31,
	2005	2004

Management contracts	$51,675	$53,186
Franchise fees	1,284	1,945
Deferred financing fees	2,010	2,676
Management contracts in process	2,415	2,018

Total cost	57,384	59,825
Less accumulated amortization	(8,325)	(8,663)

Intangible assets, net	$49,059	$51,162

      We amortize the value of our intangible assets over their estimated useful lives, which generally correspond with the expected terms of the associated management, franchise, or financing agreement. We incurred aggregate amortization expense of $949 and $1,940 on these assets for the three and six months ended June 30, 2005, and $936 and $1,902 for the three and six months ended June 30, 2004. Amortization of deferred financing fees is included in interest expense. In connection with the repayment of our subordinated term loan in the first quarter of 2005, we wrote-off unamortized deferred financing fees of $1,847 to interest expense.
      Our goodwill balance is allocated as follows:

	June 30,	December 31,
	2005	2004

Hotel management	$87,603	$87,596
Corporate housing	9,206	9,206

Total goodwill	$96,809	$96,802

      We test goodwill for impairment during the fourth quarter of each fiscal year unless circumstances arise which require more frequent evaluation.

6.	LONG-TERM DEBT
      Our long-term debt consists of the following:

	June 30,	December 31,
	2005	2004

Senior credit facility-revolving loan	$25,000	$27,000
Senior credit facility-term loan	50,500	16,474
Non-recourse promissory note	3,723	3,723
Sunstone promissory note	2,000	2,000
Subordinated term loan	—	40,000
Mortgage debt	19,000	—

Total long-term debt	100,223	89,197
Less current portion	(5,750)	(5,750)

Long-term debt, net of current portion	$94,473	$83,447

      Senior Credit Facility-Revolving Loan and Term Loan — On January 14, 2005, we entered into an amended and restated senior secured credit facility with various lenders. The amended and restated senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
secured credit facility replaces our existing credit facility and provides aggregate loan commitments for a $53,000 term loan and a $55,000 revolving credit facility. The credit facility is scheduled to mature on January 14, 2008.
      The actual rates for both the revolving loan and term loan depend on the results of certain financial tests. As of June 30, 2005, based on those financial tests, borrowings under the revolving credit facility bear interest at a rate of LIBOR plus 350 basis points and borrowings under the term loan bear interest at a rate of LIBOR plus 550 basis points. We incurred $1,566 and $3,058 of interest expense on our amended and restated senior credit agreement for the three and six months ended June 30, 2005, respectively, and we incurred $592 and $1,200, of interest expense on our senior credit facility for the three and six months ended June 30, 2004, respectively.
      The debt under our amended credit facility is guaranteed by certain of our existing wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. Our amended and restated credit facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions.
      In addition, we entered into two amendments to our senior credit facility on February 4, 2005 and May 5, 2005, in connection with the purchase of the Hilton Concord hotel. We are in compliance with the amended loan covenants and expect to be in compliance for the remainder of the loan term.
      Concurrent with our senior credit facility’s refinancing, we borrowed approximately $87,200 to repay our existing $40,000 subordinated term loan, $43,474 outstanding under our prior senior secured credit facility as well as fees and expenses related to the repayments and our new credit facility.
      Non-Recourse Promissory Note — In 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated (“FelCor”), to fund the acquisition of a 50% non-controlling equity interest in two partnerships that owned eight mid-scale hotels. The note bears interest at a rate of 12% per annum, and matures on December 31, 2010. The promissory note is collateralized solely by our interest in the joint venture. For the three and six months ended June 30, 2005, we incurred $111 and $223 respectively, of interest expense on the promissory note. For the three and six months ended June 30, 2004, we incurred $112 and $223 respectively of interest expense on the promissory note. Accrued interest payable was $637, as of June 30, 2005 and the remaining balance on the promissory note is $3,723.
      The promissory note agreement provides that principal re-payments will be made only to the extent that the partnerships make distributions to us. In 2004, we notified Felcor that we were suspending further interest payments and did not expect to make any future principal payments and, accordingly, we are now in default under the note. In March 2005, the lender, with the partnerships’ acquiescence, initiated foreclosure proceedings on the properties underlying the mortgages. In addition, we no longer manage the eight hotels previously owned by the two partnerships. On August 1, 2005, we received notification from Felcor that they will take no action to collect any amounts due under the promissory note, except to the extent that there are distributable assets in the partnerships following the repayment of the mortgage loan, remaining operating liabilities and preference loans between the partnerships and Felcor. We have no expectation that there will be any cash distributions to us, following the sale of the partnerships’ assets. We are currently evaluating the status of the foreclosure activities and in discussions with FelCor to determine the appropriate future accounting period in which to derecognize the liability in accordance with accounting principles generally accepted in the United States of America.
      Sunstone Promissory Note — On October 26, 2004, we entered into a Stock Purchase Agreement to acquire Sunstone Hotel Properties, Inc. (“Sunstone”). In connection with the purchase we entered into a non-interest bearing note with Sunstone Hotels Investors, LLC (“Sunstone REIT”), for $2,000 that is due December 31, 2005 and is recorded in the current portion of long-term debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Subordinated Term Loan — In January 2003, we entered into a $40,000 subordinated term loan that bore interest at a rate of LIBOR plus 850 basis points and was scheduled to mature on January 31, 2006. In January 2005, we repaid this loan with proceeds from the refinancing of our credit facility, as discussed above. We wrote-off $1,847 of unamortized deferred financing costs in connection with this repayment during the first quarter of 2005.
      Mortgage Debt — In February 2005, we entered into a $19,000 non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. Interest only is payable until the loan matures in March 2008. The loan bears interest at a rate of LIBOR plus 225 basis points. Interest expense of $253 and $380 was incurred for the three and six months ended June 30, 2005.
      Interest Rate Caps — In February 2005, we entered into a $19,000, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 6.65% and is scheduled to mature on March 1, 2008. At June 30, 2005, the fair value of this interest rate cap agreement was approximately $7 and was recorded as an asset. In March 2005, we entered into a $55,000, three-year interest rate cap agreement related to our amended and restated senior credit agreement, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 5.75% and is scheduled to mature on January 14, 2008. At June 30, 2005, the fair value of this interest rate cap agreement was approximately $41 and was recorded as an asset. The change in fair market value of our interest rate cap agreements of $107 for the six months ended June 30, 2005 is recorded in the statement of operations as interest expense.

7.	SEGMENT INFORMATION
      We are organized into two operating divisions: hotel management, which includes our management activities and our two owned hotels, and corporate housing. Both of these divisions are reportable operating segments. Each division is managed separately because of its distinct products and services.

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended June 30, 2005
Revenue	$253,497	$31,125	$—	$284,622
Net income	$1,147	$596	$—	$1,743
Three months ended June 30, 2004
Revenue	$213,252	$27,555	$—	$240,807
Net loss	$(2,405)	$(246)	$—	$(2,651)
Six months ended June 30, 2005
Revenue	$477,310	$58,525	$—	$535,835
Net income (loss)	$646	$(327)	$—	$319
Total assets	$258,354	$18,978	$20,661	$297,993
Six months ended June 30, 2004
Revenue	$410,445	$51,805	$—	$462,250
Net loss	$(5,322)	$(1,073)	$—	$(6,395)
Total assets	$231,825	$17,919	$24,055	$273,799

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenues from foreign operations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004

United Kingdom	$7,561	$5,335	$14,578	$11,099
France	565	421	1,055	794
Russia	765	670	1,769	1,488
Canada	1,012	1,013	2,171	1,332
Portugal	—	88	27	240
      Included in discontinued operations is revenue from our Toronto operation which was disposed of in June 2004, amounting to $894 and $2,233 for the three and six months ended June 30, 2004, respectively.
      The revenues from foreign operations include reimbursable expenses from managed properties.
      All equity in income (loss) of affiliates is reported in our hotel management operating segment. For additional information on these affiliates see Note 4.

8.	RESTRUCTURING AND SEVERANCE EXPENSES
      We have recorded $96 and $2,119 in severance expenses for the three and six months ended June 30, 2005, respectively, and $3,312 and $3,439 for the three and six months ended June 30, 2004, respectively.
      These charges consist of the following:

	Three months		Six months
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Severance to former CEO’s and other corporate personnel	$46	$3,312	$1,952	$3,312
Severance to former corporate housing personnel	50	—	167	127

Total	$96	$3,312	$2,119	$3,439

      Severance to Former CEO’s and other Corporate Personnel — We have incurred charges of $1,952 for the six months ended June 30, 2005, related to severance payments to former personnel, including $1,800 in contractual severance costs due to our former chief executive officer, Steven D. Jorns. The severance costs incurred of $3,312 for the six months ended June 30, 2004 related to our former chief executive officer, Paul L. Whetsell.
      Severance to Former Corporate Housing Personnel — During 2005 and 2004, we incurred charges of approximately $166 and $127, respectively, related to severance for former personnel paid to employees of our corporate housing business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	ASSET IMPAIRMENTS AND OTHER WRITE-OFFS
      The charges for asset impairments and other write-offs consist of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Management contract costs	$809	$1,092	$1,048	$4,388
Investment in and advances to affiliates	—	—	—	1,101
Hotel real estate investment fund costs	40	—	863	—
Cost of uncompleted merger	—	606	—	606
Other	—	—	—	96

Total	$849	$1,698	$1,911	$6,191

      Management Contract Write-offs — In the first quarter of 2005, we wrote-off approximately $239 of unamortized management contract costs related to the Hilton San Diego Gaslamp hotel, which was sold in January 2005, by our S.D. Bridgeworks joint venture. During the second quarter of 2005 we wrote-off $329 of management contract costs associated with four hotels sold by Sunstone Hotel Investors, Inc.; $383 of management contract costs related to MeriStar’s disposition of one hotel; and, an additional $97 of other terminated or lost management contract costs.
      In connection with its asset disposition plan, MeriStar disposed of 15 hotels in the first half of 2004, four of which occurred in the second quarter of 2004.
      Investment in and Advances to Affiliates — During the first quarter of 2004, we recorded an impairment charge of $563 in our investment in MIP Lessee, L.P. In addition, during the first quarter of 2004, we wrote-off our remaining $538 investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center.
      Hotel Real Estate Investment Fund costs — We had been attempting to form a real estate investment fund with a group of institutional investors. We now believe that other investment vehicles may be more appropriate for the company. Accordingly, we decided not to proceed with this particular investment fund, and during the first six months of 2005, we expensed $863 of costs related to the proposed fund.
      Cost of Uncompleted Merger — During the second quarter of 2004, we pursued a merger with a company which owns a portfolio of hotels. We incurred approximately $606 relating to legal fees and due diligence costs related to this potential merger which were expensed when we determined that the merger would not be consummated.

10.	GAIN AND LOSS ON SALE OF INVESTMENTS
      In January 2005, we recognized a gain of $385 from the exercise of stock warrants for stock in an unaffiliated company and subsequent sale of that stock, which we had held as an investment.

11.	COMMITMENTS AND CONTINGENCIES
      Insurance Matters — As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and liability) insurance coverage for our managed and owned hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient settlement of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts. Prior to January 2001, we leased certain hotels from owners. We are responsible for claims related to leased hotels. In addition, in March 2005, the prior carrier presented invoices to us and other policy holders potentially related to discounts previously granted or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
advanced dividends previously granted to us and other policy holders with respect to the prior policies. The invoice presented to us is for $4,516. We do not believe we are liable for this invoice and we would vigorously attempt to recover the majority of theses amounts from our owners. Based on the information currently available, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
      Leases — We lease apartments for our corporate housing division and office space for our corporate offices. Future minimum lease payments required under these operating leases as of June 30, 2005 were as follows:

2005	$35,281
2006	24,824
2007	11,639
2008	9,330
2009	8,463
Thereafter	24,957

Total	$114,494

      Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $2,037 to these hotel owners in the form of investments or loans. The timing of future investments or working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.
      Termination Fees — MeriStar’s taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. In the event of termination, MeriStar’s taxable subsidiary will be required to pay us a termination fee equal to the value of the remaining payments calculated as defined in the agreement. The termination fee will be paid in 48 equal monthly installments, without interest, commencing the month following the termination. MeriStar’s taxable subsidiaries will be able to credit against any termination payments the present value of projected fees, calculated in accordance with the amended agreement, of any new management agreements executed during the 30-month period following the termination date. MeriStar has sold one property since January 1, 2005.
      Contingent Liabilities Related to Partnership Interests — We own interests in several partnerships and other joint ventures. To the extent that any of these partnerships or joint ventures would become unable to pay its obligations, those obligations would become obligations of the general partners. While we believe we are protected from any risk of liability because our investments in these partnerships as a general partner were conducted through the use of single-purpose entities, to the extent any debtors pursue payment from us, it is possible that we could be held liable for those liabilities and those amounts could be material.
      In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

12.	ACQUISITION AND DISPOSITIONS
      On February 11, 2005, we acquired the 329-room Hilton Concord hotel located in the East Bay area of San Francisco, California. The acquisition cost was $31,779, including normal and customary closing costs. We financed the purchase through borrowings on our credit facility and a $19,000 mortgage. As discussed in footnote 6 “Long-Term Debt,” this acquisition increased our leverage and required us to obtain two amendments to our credit facility. The hotel revenues from February 11, 2005 to June 30, 2005 were $5,108 and operating income was $1,531, which are included in our statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The acquisition cost of the hotel was allocated as follows:

Cash and restricted cash	$1,739
Accounts receivable and other assets	105
Property and equipment	29,935

Total	$31,779

      The pro forma financial information set forth below presents results as if our acquisition of the Hilton Concord had occurred on January 1, 2005. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

Six months ended
June 30, 2005

Pro Forma Total Lodging Revenues	$7,944
Pro Forma Net Income	$209
Pro Forma Diluted Income per share	$0.01
      In March 2005, we began operating 22 upscale hotels recently acquired by a partnership consisting of a private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings. The affiliate of Highgate Holdings is affiliated with two of our directors.
      Disposition Subsequent to Balance Sheet Date — During June 2005, we entered into an agreement to sell the Pittsburgh Airport Residence Inn by Marriott for $11,000. SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that a long-lived asset to be sold be classified as held for sale in the period in which certain criteria are met. We do not consider the sale of an asset to be probable until the prospective buyer has provided a meaningful at risk or non-refundable purchase deposit. The perspective buyer of the Pittsburgh Airport Residence Inn did not execute the purchase and sale agreement or provide at-risk monies prior to June 30, 2005. Therefore, we have not classified the assets and liabilities of this hotel as held for sale and we have not reclassified the operations to discontinued operations for the three and six months ended June 30, 2005 and 2004. The sale is expected to close on or about August 15, 2005, however, we cannot offer any assurances that the settlement will occur. We expect to recognize a gain on the sale. The following table sets forth the balance sheet detail of this hotel at June 30, 2005:

Property and equipment, net	$7,642
Other assets	333

Total assets	$7,975

Accounts payable and accrued liabilities	184

Total liabilities	$184

      The following table summarizes the revenues and income before taxes of the hotel:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2005	June 30, 2005	June 30, 2004	June 30, 2004

Revenues	$884	$1,688	$848	$1,571
Income before taxes	216	395	171	267
      Dispositions — Included in our 2004 statement of operations is the disposal of BridgeStreet Canada, Inc., the owner of our corporate housing operations in Toronto. BridgeStreet Canada was sold in June 2004. Operations for the three and six month period presented as discontinued operations in 2004, is comprised of the following:

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004

Revenues	$894	$2,233
Loss before taxes	(966)	(1,232)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)
Forward-Looking Statements
      The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this report on Form 10-Q and the information incorporated by reference herein we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and other similar terms and phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that are not yet determinable and could cause actual results to differ materially from those expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report on Form 10-Q and our report on Form 10-K as amended and the documents incorporated by reference therein. In addition to the risks related to our business, the factors that could cause actual results to differ materially from those described in the forward-looking statements include, among others, the following:

•	economic conditions generally, and the real estate market specifically;

•	the impact of actual or threatened future terrorist incidents or hostilities;

•	the war in Iraq, continuing conflicts in that geographic region and related ongoing U.S. involvement;

•	international geopolitical difficulties or health concerns;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in laws and regulations applicable to us, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	the impact of weather-related events or other calamities;

•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;

•	failure to renew essential management contracts or business leases;

•	competition from other hospitality companies, pricing pressures;

•	variations in lease and room rental rates;

•	litigation involving antitrust, consumer and other issues;

•	loss of any executive officer or failure to hire and retain highly qualified employees; and

•	other factors discussed under the heading “Risk Factors” in our annual report on Form 10-K.
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
Quarterly Summary
      General — We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We manage a portfolio of hospitality properties and provide related services in the hotel, corporate housing, resort, conference center, and golf markets. We also own two hotel properties and hold non-controlling interests in 9 joint ventures, which hold ownership interests in 16 of our managed properties, as of June 30, 2005. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services.
      As of June 30, 2005, we managed 302 properties, with 68,930 rooms in 41 states, the District of Columbia, Canada and Russia. As of June 30, 2005, we had 3,414 apartments under lease or management through our BridgeStreet corporate housing division in the United States, France and the United Kingdom.
      We have two operating segments, hotel management, which includes our two owned hotels, and corporate housing. Each is managed separately because of its distinct products and services.
Recent events
      Disposition Subsequent to Balance Sheet — During June 2005, we entered into an agreement to sell the Pittsburgh Airport Residence Inn by Marriott for $11,000. We expect to close on the sale in the third quarter of 2005 and recognize a gain on the sale.
      Disposition of Hotel by MeriStar Investment Partners, L.P. — On May 27, 2005, our joint venture MeriStar Investment Partners, L.P. sold Wyndham Milwaukee for $23,600. Our allocated loss related to the sale, and reported in our earnings in affiliates on our statement of operations, was approximately $380.
      Departure of Directors or Principal Officers — Effective May 26, 2005, Mahmood J. Khimji resigned as a member of our Board of Directors. In addition, effective May 31, 2005, our Chief Accounting Officer, Kenneth Barr, terminated his employment with us.
      Steven D. Jorns, our former Chief Executive Officer, served a three-year term as a member of our board of directors. His term expired on June 1, 2005, the date of our 2005 Annual Meeting of Stockholders. On April 21, 2005, Mr. Jorns and our board of directors had agreed that he would not be standing for re-election as a director of our Company at the 2005 Annual Meeting.
      Hurricanes in Florida — During August and September of 2004, Florida experienced several strong hurricanes that damaged or closed 10 properties we manage. We are currently in negotiations with our insurance provider to recover our losses of management fees under our business interruption insurance policies. We are entitled to recover management fees for the time period the hotels were partially or completely closed and for the time period after the hotels re-opened, but were not operating at historical levels. We will recognize revenue when the amount of our loss has been established which we expect to be at or near the date that our claims are settled. We believe this will occur in late 2005 or early 2006.
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
Results of Operations

Three months ended June 30, 2005 compared with three months ended June 30, 2004
      Overview — At June 30, 2005 we managed 302 properties, with 68,930 guest rooms, compared to 269 properties with 60,430 guest rooms at June 30, 2004. Hotels under management were increased by a net amount of 33 from June 30, 2004 to June 30, 2005, with the majority of the increase due to the following:

•	In March 2005, we began operating 22 upscale hotels owned by a partnership consisting of a private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings. During the second quarter of 2005, we transitioned two of these properties out of our system.

•	In connection with our purchase of Sunstone, we acquired management contracts for 54 properties, during the fourth quarter of 2004. During the six months ended June 30, 2005, we transitioned four of these properties out of our system and added one property.

•	From June 30, 2004 to June 30, 2005, MeriStar sold seven properties, six of which we no longer manage. In addition, we transitioned 38 other properties out of our system, including the eight properties that were owned by our joint venture with FelCor, which have been foreclosed upon by the lender, and added six properties to our system from various owners.

Revenue
      The following table shows the operating statistics for our managed hotels on a same-store basis (excluding the results of 10 hotels affected by the hurricanes) for the three months ended June 30 (dollars not in thousands):

	2005	2004	Change

Revenue per available room (RevPAR)	$82.02	$73.84	11.1%
Average daily rate (ADR)	$110.34	$101.61	8.6%
Occupancy	74.3%	72.7%	2.3%
      The following table sets forth operating information with respect to our corporate housing division for the three months ended June 30, (dollars not in thousands):

	2005	2004	Change

Number of markets	17	18	(5.6)%
Average number of units	3,266	3,405	(4.1)%
Average daily rate (ADR)	$108.05	$99.45	8.6%
Occupancy	92.9%	90.9%	2.2%
      Our total revenue increased $43,815, or 18%, to $284,622 for the three months ended June 30, 2005 compared to $240,807 for the three months ended June 30, 2004. Major components of this increase were:

•	Revenue from lodging increased $3,386, to $4,234 for the three months ended June 30, 2005, compared to $848 for the three months ended June 30, 2004. The increase in lodging revenue is associated with the acquisition of the Hilton Concord hotel in February 2005. For the three months ended June 30, 2005 revenue associated with Hilton Concord was $3,350.

•	Revenue from management fees increased $1,385, or 9%, to $16,353 for the three months ended June 30, 2005, from $14,968 for the three months ended June 30, 2004. Our RevPAR, ADR and occupancy have improved year over year due to the significant improvements in market conditions, and the net increase in total number of hotels under management.

•	Revenue from our corporate housing operations has increased $3,570, or 13.0%, to $31,125 for the three months ended June 30, 2005, from $27,555 for the three months ended June 30, 2004. This increase in revenue is partially attributable to an increase in ADR by approximately 8.6%, to $108.05 from $99.45, and an increase in occupancy to 92.9% from 90.9%.

•	Reimbursable expenses, which we record as other revenue and other expenses from managed properties, increased by $35,073, or 18%, to $229,407 for the three months ended June 30, 2005, from $194,334 for the three months ended June 30, 2004. The primary reason for this increase is the increase in the number of managed hotels, directly resulting in an increase in the number of hotel employees and in related reimbursable salaries and other expenses. In addition, other revenue from managed properties has been revised and reduced for the three months ended June 30, 2004 by $12,497. Our statements of operations include an equal and offsetting amount — “Other expenses from managed properties” — which has also been revised by the same amount. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share, or our balance sheet or cash flows.

Operating Expenses by Department
      Total operating expenses by department increased $5,027, or 22.4%, to $27,438 for the three months ended June 30, 2005 compared to $22,411 for the three months ended June 30, 2004. Operating expenses by department include direct expenses that are related to lodging from our owned hotels, and to our corporate housing division.

•	Lodging expenses increased $2,310, or 455%, to $2,818 for the three months ended June 30, 2005, compared to $508 for the three months ended June 30, 2004. The increase in lodging expenses is primarily due to the acquisition of the Hilton Concord hotel in February 2005. For the three months ended June 30, 2005 expenses associated with the Hilton Concord were $2,286.

•	Corporate housing expenses increased $2,717, or 12.4%, to $24,620, for the three months ended June 30, 2005, compared to $21,903 for the three months ended June 30, 2004. The increase in corporate housing expenses is primarily due to an increase in apartment rental expenses. The mix of units has increased in our metropolitan regions of Chicago and London, which have higher per unit costs compared to the markets we exited in 2004, Detroit and Toronto.

Undistributed Operating Expenses
      Total undistributed operating expenses decreased $1,920, or 7.7%, to $23,112 for the three months ended June 30, 2005, compared to $25,032 for the three months ended June 30, 2004. Major factors affecting the decrease were:

•	Administrative and general expenses increased $2,212, or 12.6%, to $19,896 for the three months ended June 30, 2005, from $17,684 for the three months ended June 30, 2004. The majority of this increase is due to a $1,642 increase in administrative and general costs from the Sunstone operations that we acquired in October 2004. In addition, our insurance subsidiary incurred an additional $410 of general and administrative costs associated with reserves and losses. In February 2005, we acquired the Hilton Concord and incurred $195 in associated costs.

•	Restructuring and severance charges were $96 and $3,312 for the three months ended June 30, 2005, and 2004, respectively. In the second quarter of 2004 we recorded $3,312 related to severance costs for our former CEO.

•	Intangible asset write-offs and other impairments decreased $849, to $849 for the three months ended June 30, 2005, from $1,698 for the same period last year. These expenses are detailed as follows:

	Three Months
	Ended June 30,

	2005	2004

Management contract costs	$809	$1,092
Hotel real estate investment fund costs	40	—
Cost of uncompleted merger	—	606

Total	$849	$1,698

      For additional information on these expenses, see Note 9 to the consolidated financial statements.

•	Reimbursable expenses, which we record as other revenue and other expenses from managed properties increased by $35,073, or 18%, to $229,407 for the three months ended June 30, 2005, from $194,334 for the three months ended June 30, 2004. The primary reason for this is the increase in the number of managed hotels directly resulting in an increased number of hotel employees and related reimbursable salaries and other expenses. In addition, other expenses from managed properties has been revised and reduced for the three months ending June 30, 2004 by $12,497. Our statements of operations include an equal and offsetting amount — “Other revenue from managed properties” — which has also been revised by the same amount. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share, or our balance sheet or cash flows.

Net Income (Loss)
      Net Income (loss) improved by $4,394 to income of $1,743 for the three months ended June 30, 2005, from a loss of $(2,651) for the three months ended June 30, 2004. This improvement in net income (loss) is a result of the items described above as well as the following:

•	Net interest expense increased $521, to $2,089, for the three months ended June 30, 2005, from $1,568 for the same period in 2004. The increase is due to higher interest expense directly associated with a higher average debt balance during the second quarter of 2005 compared to the second quarter of 2004 resulting from the debt incurred with the purchase of Sunstone and the Hilton Concord, as well as the refinancing of our line of credit. In addition, interest income decreased due to the repayment in June 2004 of the note receivable owed to us from S.D. Bridgeworks, L.L.C.

•	Our equity in earnings (losses) of affiliates increased $515, to $350, for the three months ended June 30, 2005, compared to $(165) for the same period in 2004. The majority of this increase is attributable to the gain on sale of the Hilton San Diego Gaslamp Hotel retail space sold by our joint venture S.D. Bridgeworks, LLC in June 2005. These earnings were offset by losses from our proportionate share of the net losses incurred by our other non-controlling equity investments.

•	Income tax (expense) benefit was $(1,154) for the three months ended June 30, 2005, compared to $1,385 for the three months ended June 30, 2004.

Six months ended June 30, 2005 compared with six months ended June 30, 2004

Revenue
      The following table shows the operating statistics for our managed hotels on a same-store basis (excluding the results of 10 hotels affected by the hurricanes) for the six months ended June 30 (dollars not in thousands):

	2005	2004	Change

Revenue per available room (RevPAR)	$76.51	$69.52	10.1%
Average daily rate (ADR)	$108.50	$100.32	8.2%
Occupancy	70.5%	69.3%	1.8%

      The following table sets forth operating information with respect to our corporate housing division for the six months ended June 30, (dollars not in thousands):

	2005	2004	Change

Number of markets	17	18	(5.6)%
Average number of unites	3,151	3,370	(6.5)%
Average daily rate (ADR)	$107.94	$94.66	14.0%
Occupancy	91.6%	89.1%	2.8%
      Our total revenue increased $73,585, or 15.9%, to $535,835 for the six months ended June 30, 2005 compared to $462,250 for the six months ended June 30, 2004. Major components of this increase were:

•	Revenue from lodging increased $5,225, to $6,796, for the six months ended June 30, 2005, from $1,571 for the six months ended June 30, 2004. This increase in lodging revenue is associated with the acquisition of the Hilton Concord hotel in February 2005. For the six months ended June 30, 2005 revenue from Hilton Concord was $5,108.

•	Revenue from management fees increased $1,706, or 6%, to $30,352 for the six months ended June 30, 2005, from $28,646 for the six months ended June 30, 2004. Our RevPAR, ADR and occupancy have improved year over year, due to the significant improvement in market conditions and the net increase in total number of hotels under management.

•	Revenue from our corporate housing operations increased $6,720, or 13.0%, to $58,525 for the six months ended June 30, 2005, from $51,805 for the six months ended June 30, 2004. This increase in revenue is partially attributable to an increase in ADR of approximately 14.0%, to $107.94 from $94.66, and an increase in occupancy to 91.6% from 89.1%.

•	Reimbursable expenses, which we record as other revenue and other expenses from managed properties increased by $59,830, or 16%, to $433,704 for the six months ended June 30, 2005, from $373,874 for the six months ended June 30, 2004. The primary reason for this increase is the increase in the number of managed hotels resulting in an increase in the number of hotel employees and in related reimbursable salaries and other expenses. In addition, other revenue from managed properties has been revised and reduced for the six months ending June 30, 2004 by $27,107. Our statements of operations include an equal and offsetting amount — “Other expenses from managed properties” — which has also been revised by the same amount. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share, or our balance sheet or cash flows.

Operating Expenses by Department
      Total operating expenses by department increased $9,540, or 22.1%, to $52,797 for the six months ended June 30, 2005 compared to $43,257 for the six months ended June 30, 2004. Operating expenses by department include direct expenses that are related to lodging from our owned hotels, and to our corporate housing division.

•	Lodging expenses increased $3,796 or 390.5%, to $4,768 for the six months ended June 30, 2005, compared to $972 for the six months ended June 30, 2004. The increase in lodging expenses is primarily due to the acquisition of the Hilton Concord hotel in February 2005. For the six months ended June 30, 2005 expenses associated with the Hilton Concord were $3,565.

•	Corporate housing expenses increased $5,744, or 13.6%, to $48,029, for the six months ended June 30, 2005, compared to $42,285 for the six months ended June 30, 2004. The increase in corporate housing expenses is primarily due to an increase in apartment rental expenses. The mix of rental units has increased in our metropolitan regions of Chicago and London, which have higher per unit costs compared to the markets we exited in 2004, Detroit and Toronto. Finally, fees from BridgeStreet’s network partner business increased by over $2,000 for the six months ended June 30, 2005 as compared to the six months ended June 2004. The unit growth in this area also carries a higher cost per unit versus the standard BridgeStreet leased apartment.

Undistributed Operating Expenses
      Total undistributed operating expenses decreased $3,097, or 6.2%, to $46,468 for the six months ended June 30, 2005, compared to $49,565 for the six months ended June 30, 2004. Major factors contributing to this decrease were:

•	Administrative and general expenses increased $2,725, or 7.7%, to $37,927 for the six months ended June 30, 2005, compared to $35,202 for the six months ended June 30, 2004. The majority of this increase is due to $3,688 in administrative and general costs from the Sunstone operations that we acquired in October 2004. In addition, we purchased the Hilton Concord in February 2005, which contributed $279 in costs. These increases were offset by a decrease in expenses associated with losses paid by our insurance subsidiary. In addition, during the first quarter of 2004, we incurred $593 of expenses following the closing of our Flagstone subsidiary in the fourth quarter of 2003, with no similar expenses in 2005.

•	Depreciation and amortization expense decreased $222, or 4.7%, to $4,511 for the six months ended June 30, 2005, from $4,733 for the six months ended June 30, 2004. The majority of this decrease is due to approximately a $500 decrease in depreciation expense for assets that have become fully depreciated. In addition, amortization expense has decreased by approximately $210 due to various management contracts that were lost when hotels transitioned out of our system or were fully amortized during 2004 and 2005. These decreases were offset by additional amortization expense for contracts acquired in 2005 and late 2004, and the acquisition of Hilton Concord, that resulted in approximately $542 of additional depreciation expense for the six months ended June 30, 2005.

•	Restructuring and severance charges were $2,119 and $3,439 for the six months ended June 30, 2005, and 2004, respectively. The decrease is primarily due to the decrease in severance costs as approximately $1,800 of severance was paid for our former CEO, Steve Jorns in 2005, while in 2004 we incurred approximately $3,312 in severance costs for our former CEO, Paul Whetsell.

•	Intangible asset write-offs and other impairments decreased $4,280, to $1,911, for the six months ended June 30, 2005, from $6,191 for the same period last year. These expenses are detailed as follows:

	Six Months
	Ended June 30,

	2005	2004

Management contract costs	$1,048	$4,388
Investment impairments	—	1,101
Hotel real estate investment fund costs	863	—
Cost of uncompleted merger	—	606
Other	—	96

Total	$1,911	$6,191

      For additional information on these expenses, see Note 9 to the consolidated financial statements.

•	Reimbursable expenses, which we record as other revenue and other expenses increased by $59,830, or 16%, to $433,704 for the six months ended June 30, 2005, from $373,874 for the six months ended June 30, 2004. The primary reason for this is the increase in the number of managed hotels directly resulting in an increased number of hotel employees and related reimbursable salaries and other expenses. In addition, other expenses from managed properties has been revised and reduced for the six months ending June 30, 2004 by $27,107. Our statements of operations include an equal and offsetting amount — “Other revenue from managed properties” — which has also been revised by the same amount. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share, or our balance sheet or cash flows.

Net Income (Loss)
      Net income (loss) improved by $6,714, to income of $319, for the six months ended June 30, 2005, from a loss of $(6,395) for the six months ended June 30, 2004. This improvement occurred as a result of the items described above as well as the following:

•	Our equity in earnings (losses) of affiliates increased $4,133, or 439.2%, to $3,192 for the six months ended June 30, 2005, compared to $(941) for the same period in 2004. The majority of this increase is attributable to the recognition of our share of the gain on sale of the Hilton San Diego Gaslamp Hotel sold by our joint venture S.D. Bridgeworks, L.L.C. which totaled approximately $4,200. This gain and the earnings from certain of our other investees were offset by losses from our proportionate share of the net losses incurred by certain of our other non-controlling equity investments.

•	Net interest expense increased $2,593, or 78.8%, to $5,883 for the six months ended June 30, 2005, from $3,290 for the same period in 2004. Included in interest expense is $1,847 of unamortized deferred financing fees written-off in connection with the repayment of our old subordinated term loan. In addition, we have incurred additional interest expense directly associated with the increase in our debt balance.

•	Income tax (expense) benefit was $(230) for the six months ended June 30, 2005, compared to $3,939 for the six months ended June 30, 2004. Our effective tax rate is approximately 41% in the 2005 period and was approximately 40% in the 2004 period.
Liquidity and Capital Resources
      Working Capital — We had $12,599 of cash and cash equivalents at June 30, 2005, compared to $16,481 at December 31, 2004, and our deficit in working capital (current assets less current liabilities) was $13,258 at June 30, 2005 compared to $1,088 at December 31, 2004. The increase in our working capital deficiency of $12,171 resulted primarily from the use of cash to purchase the Hilton Concord hotel.
      Operating Activities — Cash provided by operating activities was $18,592 for the six months ended June 30, 2005 compared to cash used in operating activities of $11,066 for the six months ended June 30, 2004. The increase in cash provided is primarily from improvements our operating results described above, and an increase in accounts payable and accrued expenses balances resulting from the additional activity in connection with our Sunstone, Goldman Sachs and Hilton Concord hotel acquisitions and a decrease in accounts receivable due to improved cash collections.
      Investing Activities — Cash used in investing activities was $29,914 for the six months ended June 30, 2005 compared to cash provided by investing activities of $2,536 for the six months ended June 30, 2004. The increase is primarily related to the purchase of Hilton Concord hotel in February 2005 and an increase in restricted cash associated with the Hilton Concord and our insurance subsidiary. This was offset by the cash provided by our equity investments in real estate, through distributions of $5,129, year to date, which included $2,859 in proceeds from the sale of the hotel owned by S.D. Bridgeworks, LLC. We also received $483 from the sale of an investment in an unaffiliated company.
      Financing Activities — Cash provided by financing activities was $7,463 for the six months ended June 30, 2005, compared to cash provided by financing activities of $3,095 for the same period of 2004. This increase in cash provided is mainly due to net borrowings and repayments of long-term debt. We had net borrowings of $11,026 in 2005, as opposed to $3,688 in 2004. On January 14, 2005, we amended our credit facility and immediately borrowed approximately $87,200 to repay our existing $40,000 subordinated term loan, $43,474 outstanding under our prior credit facility and fees and other costs related for these transactions. In addition, in February 2005, we borrowed an additional $12,760 under our credit facility and entered into a $19,000 mortgage loan in connection with the acquisition of the Hilton Concord hotel.
DEBT
      Senior Credit Facility-Revolving Loan and Term Loan — On January 14, 2005, we entered into an amended and restated senior secured credit facility with various lenders. The amended and restated senior secured credit facility replaced our existing senior credit facility and provides aggregate loan commitments of a

$53,000 term loan and a $55,000 revolving credit facility. The credit facility is scheduled to mature on January 14, 2008.
      The actual rates for both the revolving loan and term loan depend on the results of certain financial tests. As of June 30, 2005, based on those financial tests, borrowings under the revolving credit facility bear interest at a rate of LIBOR plus 350 basis points and borrowings under the term loan bear interest at a rate of LIBOR plus 550 basis points. We incurred $1,566 and $3,058 of interest expense on our amended and restated senior credit agreement for the three and six months ended June 30, 2005, respectively, and we incurred $592 and $1,200, of interest expense on our senior credit facility for the three and six months ended June 30, 2004, respectively.
      The debt under our amended credit facility is guaranteed by certain of our existing wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts and or agreements. Our amended and restated credit facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions.
      In addition, we entered into two amendments to our senior credit facility on February 4, 2005 and May 5, 2005 to amend the loan covenants in connection with the purchase of the Hilton Concord hotel. We are in compliance with the amended loan covenants and expect to be in compliance for the 12 months following June 30, 2005.
      Concurrent with our senior credit facility’s refinancing, we borrowed approximately $87,200 to repay our existing $40,000 subordinated term loan, $43,474 outstanding under our prior senior secured credit facility as well as fees and expenses related to the repayments and our new credit facility.
      Mortgage Debt — In February 2005, we entered into a $19,000 non-recourse mortgage loan to finance a portion of the acquisition of the Hilton Concord hotel. Interest only is payable until the loan matures in March 2008. The loan bears interest at a rate of LIBOR plus 225 basis points. Interest expense incurred for the three and six months ended June 30, 2005 was $253 and $380.
      Non-Recourse Promissory Note — In 2001, we entered into a non-recourse promissory note in the amount of $4,170 with FelCor Lodging Trust Incorporated (“FelCor”), to fund the acquisition of a 50% non-controlling equity interest in two partnerships that owned eight mid-scale hotels. The note bears interest at a rate of 12% per annum, and matures on December 31, 2010. The promissory note is collateralized solely by our interest in the joint venture. For the three and six months ended June 30, 2005, we incurred $111 and $223 respectively, of interest expense on the promissory note. For the three and six months ended June 30, 2004, we incurred $112 and $223 respectively of interest expense on the promissory note. Accrued interest payable was $637, as of June 30, 2005 and the remaining balance on the promissory note is $3,723.
      The promissory note agreement provides that principal re-payments will be made only to the extent that the partnerships make distributions to us. In 2004, we notified Felcor that we were suspending further interest payments and did not expect to make any future principal payments and, accordingly, we are now in default under the note. In March 2005, the lender, with the partnerships’ acquiescence, initiated foreclosure proceedings on the properties underlying the mortgages. In addition, we no longer manage the eight hotels previously owned by the two partnerships. On August 1, 2005, we received notification from Felcor that they will take no action to collect any amounts due under the promissory note, except to the extent that there are distributable assets in the partnerships following the repayment of the mortgage loan, remaining operating liabilities and preference loans between the partnerships and Felcor. We have no expectation that there will be any cash distributions to us, following the sale of the partnerships’ assets. We are currently evaluating the status of the foreclosure activities and in discussions with FelCor to determine the appropriate future accounting period in which to derecognize the liability in accordance with accounting principles generally accepted in the United States of America.
      Interest Rate Caps — In February 2005, we entered into a $19,000, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel, in order to hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 6.65% and is scheduled to mature on March 1, 2008. At June 30, 2005, the fair value of this interest rate cap agreement was approximately $7 and was recorded as an asset. In March 2005, we entered into a $55,000, three-year interest rate cap agreement related to our amended and restated senior credit agreement, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 5.75% and is scheduled to mature on January 14, 2008. At June 30, 2005 the fair value of this interest rate cap agreement was approximately $41 and was recorded as an asset. The change in fair market value of our interest rate cap agreements of $107 for the six months ended June 30, 2005 is recorded in the statements of operations as interest expense.
      Sunstone Promissory Note — On October 26, 2004, we entered in to a Stock Purchase Agreement to acquire Sunstone. In connection with the purchase we entered into a non-interest bearing note with Sunstone REIT, for $2,000 that is due December 31, 2005 and is recorded in the current portion of long-term debt.
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
Interest Rate Risk
      We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. The percentage of our debt that is floating rate was 94% at both June 30, 2005 and December 31, 2004. In the first quarter of 2005, we entered into a new credit facility and a mortgage loan, both of which are subject to variable interest rates and we entered into two interest rate cap agreements. These items are described below. See our Annual Report on Form 10-K, as amended, for additional details.
      On January 14, 2005, we entered into an amended and restated senior secured credit facility with various lenders. The scheduled maturity of the facility is January 14, 2008. We pay interest on our borrowings under the revolving credit facility at a rate ranging from LIBOR plus 325 to 350 basis points and at a rate under the term loan ranging from LIBOR plus 450 to 550 basis points. The actual interest rates for both the revolving credit facility and the term loan depend on the result of certain financial tests. As of June 30, 2005, based on those financial tests, borrowings under the revolving credit facility bear interest at a rate of LIBOR plus 350 basis points and borrowings under the term loan bear interest at a rate of LIBOR plus 550 basis points.
      Concurrent with the closing on our new credit facility, on January 14, 2005, we borrowed approximately $87,200 to repay our existing $40,000 subordinated term loan, the $43,474 outstanding under our prior senior secured credit facility and the related fees and expenses. The prior credit facility and subordinated term loan were also variable rate interest debt.
      In February 2005, we entered into a $19,000 mortgage loan in connection with the acquisition of the Hilton Concord hotel. The loan is scheduled to mature in March 2008. The mortgage loan carries a variable rate of interest based on LIBOR plus a spread of 225 basis points.
      In February 2005, we entered into a $19,000, three-year interest rate cap agreement in connection with the mortgage debt we assumed with the purchase of the Hilton Concord hotel, in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 6.65%. This cap is scheduled to mature on March 1, 2008. At June 30, 2005, the fair value of this cap was approximately $7 and was recorded as an asset. In March 2005, we entered into a $55,000, three-year interest rate cap agreement in connection with the amended and restated senior credit agreement, in order to provide an economic hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 5.75%. This cap is scheduled to mature on January 14, 2008. At June 30, 2005 the fair value of this cap was approximately $41 and was recorded as an asset.
      Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $243 and $479 for the three and six months ended June 30, 2005, respectively, and by approximately $155 and $307 for the three and six months ended June 30, 2004, respectively.
Exchange Rate Risk
      Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 16% and 16% of our total revenue, excluding reimbursed revenues from managed properties, for the three and six months ended June 30, 2005, respectively, from services performed in Canada, the United Kingdom, France, and Russia. Our foreign currency translation gains and losses were $64 and $(33) for the three and six months ended June 30, 2005, respectively, and are included in accumulated comprehensive income (loss) on our statements and other comprehensive income (loss) of operations, net of tax. To date, since most of our foreign operations have been largely self-contained or dollar-denominated, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15-d -15(e)).
      We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer and our chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2005.
Changes in Internal Controls
      On May 31, 2005, our Chief Accounting Officer, Kenneth Barr, terminated his employment with us currently, we do not expect to hire a replacement. We have evaluated our internal control procedures as they relate to the responsibilities held by the Chief Accounting Officer position. Responsibility for and performance of the internal control procedures performed by the Chief Accounting Officer position have been assumed by other members of senior management. We believe the internal control over financial reporting has not been materially affected by this change in senior management.
      There have not been any other material changes in our internal control over financial reporting that has occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
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
      Our annual meeting of stockholders was held on June 1, 2005.
      At that meeting, the following matters were submitted to a vote of our stockholders:
      Item No. 1
      To approve the re-election as directors of the Company to serve three-year terms expiring at the Annual Meeting in 2008 and until their successors are duly elected and qualified.

	For	Withheld

Paul W. Whestell	22,331,765	963,590
Thomas F. Hewitt	22,626,472	668,883
      Item No. 2
      To consider and vote upon ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005.

For	23,263,506
Against	16,716
Abstain	15,132

Item 6.	Exhibits
      (a) Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

3.1.	1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).

3.1.	2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).

3.1.	3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).

3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

3.2.	1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).

Exhibit No.		Description of Document

4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).

4.2		Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).

4.2.	1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).

4.2.	2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).

4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

4.4		Registration Rights Agreement, dated June 30, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended June 30, 1999).

10.2*		Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of May 2, 2005, among Interstate Operating Company, L.P., Societe Generale, SG Americas Securities, LLC, and various other lenders.

31.1*		Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.

31.2*		Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.

32.*		Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

/s/ J. William Richardson

J. William Richardson
Chief Financial Officer
(Duly authorized officer)
(Principal financial and accounting officer)
Dated: August 9, 2005