Form 10-Q
period 2005-09-30
INTERSTATE HOTELS & RESORTS INC
filed 2005-11-09
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-14331
Interstate Hotels & Resorts, Inc.

Delaware	52-2101815
(State of Incorporation)	(IRS Employer Identification No.)

4501 North Fairfax Drive Arlington, VA (Address of Principal Executive Offices)	22203 (Zip Code)
www.ihrco.com
This Form 10-Q can be accessed at no charge through above website.
(703) 387-3100
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares of Common Stock, par value $0.01 per share, outstanding at November 1, 2005 was 30,771,848.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION
Item 1:     Financial Statements
INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,806	$16,481
Restricted cash	3,894	690
Accounts receivable, net of allowance for doubtful accounts of $2,758 at September 30, 2005 and $3,090 at December 31, 2004	30,365	32,765
Due from related parties, net of allowance for doubtful accounts of $1,611 at September 30, 2005 and $836 at December 31, 2004	5,960	12,368
Prepaid expenses and other current assets	10,111	9,012

Total current assets	68,136	71,316
Marketable securities	1,598	2,320
Property and equipment, net	39,366	19,981
Investments in and advances to affiliates	8,090	11,541
Notes receivable	6,476	5,180
Deferred income taxes	15,909	18,312
Goodwill	96,809	96,802
Intangible assets, net	48,163	51,162

Total assets	$284,547	$276,614

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,581	$5,651
Accrued expenses	66,298	61,003
Current portion of long-term debt	5,750	5,750

Total current liabilities	77,629	72,404
Deferred compensation	1,526	1,706
Long-term debt	80,552	83,447

Total liabilities	159,707	157,557
Minority interest	953	930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 30,719,072, and 30,629,519 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	307	307
Treasury stock	(69)	(69)
Paid-in capital	189,714	188,865
Accumulated other comprehensive income	93	892
Accumulated deficit	(66,158)	(71,868)

Total stockholders’ equity	123,887	118,127

Total liabilities, minority interest and stockholders’ equity	$284,547	$276,614

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue:
Lodging revenues	$3,403	$—	$8,511	$—
Management fees	9,008	5,453	25,601	17,414
Management fees-related parties	6,505	6,660	20,264	23,345
Corporate housing	33,267	31,701	91,792	83,506
Other revenue	3,125	4,245	9,583	10,599

	55,308	48,059	155,751	134,864
Other revenue from managed properties	247,745	190,865	681,449	564,739

Total revenue	303,053	238,924	837,200	699,603
Operating expenses by department:
Lodging expenses	2,487	—	6,491	—
Corporate housing	25,894	25,836	73,923	68,121
Undistributed operating expenses:
Administrative and general	19,317	16,593	56,961	51,699
Depreciation and amortization	2,474	2,127	6,830	6,640
Restructuring and severance expenses	—	42	2,043	3,481
Asset impairments and write-offs	1,046	1,601	2,957	7,792

	51,218	46,199	149,205	137,733
Other expenses from managed properties	247,745	190,865	681,449	564,739

Total operating expenses	298,963	237,064	830,654	702,472

OPERATING INCOME (LOSS)	4,090	1,860	6,546	(2,869)
Interest income	288	111	658	801
Interest expense	(1,965)	(2,113)	(8,218)	(6,093)
Equity in earnings (loss) of affiliates	(381)	(5)	2,811	(946)
Gain on sale of investments and extinguishment of debt	4,326	—	4,711	—

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	6,358	(147)	6,508	(9,107)
Income tax (expense) benefit	(2,585)	(279)	(2,647)	3,264
Minority interest (expense) benefit	(38)	(7)	(49)	68

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,735	(433)	3,812	(5,775)
Income (loss) from discontinued operations, net of tax	1,656	133	1,898	(920)

NET INCOME (LOSS)	$5,391	$(300)	$5,710	$(6,695)

Other comprehensive loss, net of tax:
Foreign currency translation loss	(281)	(104)	(314)	(209)
Unrealized loss on investments and other	(27)	(84)	(485)	(28)

COMPREHENSIVE INCOME (LOSS)	$5,083	$(488)	$4,911	$(6,932)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.12	$(0.01)	$0.13	$(0.19)
Discontinued operations	0.06	—	0.06	(0.03)

Basic earnings (loss) per share	$0.18	$(0.01)	$0.19	$(0.22)

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.12	$(0.01)	$0.12	$(0.19)
Discontinued operations	0.05	—	0.06	(0.03)

Diluted earnings (loss) per share	$0.17	$(0.01)	$0.18	$(0.22)

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,

	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$5,710	$(6,695)
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	6,830	6,640
Amortization and write-off of deferred financing fees	2,403	462
Equity in (earnings) loss of affiliates	(2,811)	946
Asset impairments and write-offs	2,957	7,792
Minority interest	49	(68)
Deferred income taxes	2,403	(3,368)
Gain on sale of investments and extinguishment of debt	(4,711)	—
Grant of stock for payment of severance	—	3,181
Discontinued operations:
Depreciation	155	384
(Gain) loss on sale	(2,605)	376
Changes in assets and liabilities:
Accounts receivable, net	3,296	(5,785)
Prepaid expenses and other current assets	(663)	(915)
Accounts payable and accrued expenses	6,418	(8,383)
Due from related parties	6,408	6,379
Other changes in asset and liability accounts	264	(732)

Cash provided by operations	26,103	214

INVESTING ACTIVITIES:
Proceeds from the sale of investments and hotels	10,971	522
Change in restricted cash	(3,204)	1,364
Purchases of property and equipment, net	(31,752)	(2,061)
Purchases of intangible assets	(1,660)	(1,109)
(Contributions) distributions to/from affiliates, net	4,475	(424)
Change in notes receivable	(531)	2,553

Cash provided by (used in) investing activities	(21,701)	845

FINANCING ACTIVITIES:
Proceeds from borrowings	106,200	34,000
Repayment of borrowings	(105,372)	(32,719)
Proceeds from issuance of common stock	40	735
Cash paid for redemption of preferred operating partnership units	—	(1,310)
Financing fees paid	(3,641)	(114)

Cash provided by (used in) financing activities	(2,773)	592

Effect of exchange rate on cash	(304)	626
Increase in cash and cash equivalents	1,325	2,277
CASH AND CASH EQUIVALENTS, beginning of period	16,481	7,450

CASH AND CASH EQUIVALENTS, end of period	$17,806	$9,727

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$5,349	$5,209
Income taxes	1,094	1,138
The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY
      We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We have two operating divisions, hotel management and corporate housing.
      We manage a portfolio of hospitality properties and provide related services in the hotel, resort, conference center and golf markets. We also own one hotel property and hold non-controlling interests in eight joint ventures which hold ownership interests in 16 of our managed properties as of September 30, 2005. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing, project management services, information technology, telecommunications services and centralized accounting services.
      Our corporate housing division is operated through our BridgeStreet Worldwide, Inc. subsidiary. We provide apartment rentals for both individuals and corporations with a need for temporary housing as an alternative to purchasing long-term apartment rentals or prolonged hotels stays for individuals.
      As of September 30, 2005, we managed 294 properties, with 67,425 rooms in 41 states, the District of Columbia, Canada, and Russia. We had 3,138 apartments under lease or management through our BridgeStreet corporate housing division in the United States, France and the United Kingdom.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
      We maintain stock-based employee compensation plans. Prior to 2003, we accounted for those plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied those provisions prospectively to all employee awards granted, modified or settled after January 1, 2003. The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all of our outstanding and unvested awards.

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income (loss), as reported	$5,391	$(300)	$5,710	$(6,695)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	15	50	163	182
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(22)	(52)	(185)	(257)

Net income (loss), pro forma	$5,384	$(302)	$5,688	$(6,770)

Earnings per share:
Basic, as reported	$0.18	$(0.01)	$0.19	$(0.22)

Basic, pro forma	$0.18	$(0.01)	$0.19	$(0.22)

Diluted, as reported	$0.17	$(0.01)	$0.18	$(0.22)

Diluted, pro forma	$0.17	$(0.01)	$0.18	$(0.22)

      The effects of applying Statement of Financial Accounting Standards No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future years.
Recent Accounting Pronouncements
      Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB in September 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective for fiscal years beginning after December 15, 2005 and as of September 29, 2005 for new or modified arrangements. We are not the sole general partner in any of our joint ventures. Accordingly, we do not expect the adoption of the EITF to have a material effect on our financial statements as we do not expect the EITF to change the manner in which we account for our existing joint ventures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We calculate our basic earnings (loss) per common share by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Our diluted earnings (loss) per share assumes the issuance of common stock for all potentially dilutive common stock equivalents outstanding. Potentially dilutive shares include restricted stock and stock options granted under our comprehensive stock plan, and operating partnership units held by minority partners. No effect is shown for anti-dilutive securities. Basic and diluted earnings (loss) per common share are as follows:

	Quarter Ended

	September 30, 2005			September 30, 2004

	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

	In thousands, except per share amounts
Income (loss) from continuing operations	$3,735	30,717	$0.12	$(428)	30,637	$(0.01)
Income from discontinued operations, net of tax	1,656	—	0.06	128	—	—

Basic net income (loss)	$5,391	30,717	$0.18	$(300)	30,637	$(0.01)
Assuming exercise of all outstanding employee stock options less shares repurchased at average market price	—	132	—	—	—	—
Assuming vesting of all outstanding restricted stock	—	134	(0.01)	—	—	—

Diluted net income (loss)	$5,391	30,983	$0.17	$(300)	30,637	$(0.01)

	Year-to-Date Ended

	September 30, 2005			September 30, 2004

	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

	In thousands, except per share amounts
Income (loss) from continuing operations	$3,812	30,696	$0.13	$(5,760)	30,431	$(0.19)
Income (loss) from discontinued operations, net of tax	1,898	—	0.06	(935)	—	(0.03)

Basic net income (loss)	$5,710	30,696	$0.19	$(6,695)	30,431	$(0.22)
Assuming exercise of all outstanding employee stock options less shares repurchased at average market price	—	130	—	—	—	—
Assuming vesting of all outstanding restricted stock	—	156	(0.01)	—	—	—

Diluted net income (loss)	$5,710	30,982	$0.18	$(6,695)	30,431	$(0.22)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS AND ADVANCES TO AFFILIATES
      Our investments and advances to our joint ventures and affiliated companies consist of the following:

	September 30,	December 31,
	2005	2004

MIP Lessee, L.P.	$2,403	$4,856
S.D. Bridgeworks, LLC	—	253
CNL/ IHC Partners, L.P.	2,565	2,477
Interconn Ponte Vedra Company, L.L.C.	2,668	2,334
Other	454	1,621

Total	$8,090	$11,541

      In January 2005, our joint venture S.D. Bridgeworks, LLC, sold the Hilton San Diego Gaslamp hotel and in June 2005 our joint venture sold the related retail space concluding our interest in the joint venture. Our portion of equity in the joint venture’s earnings related to the gain on the sale was approximately $4,200 and our proceeds were approximately $4,200.
      On April 15, 2005, we sold our 10% joint venture interest in Northridge-Interstate Hospitality Partners, LLC, which owns the Sheraton Smithtown hotel. Our gain related on the sale was approximately $39 and our proceeds related to the sale were approximately $1,130.
      On May 27, 2005 our joint venture, MIP Lessee, L.P. sold the Wyndham Milwaukee hotel. Our portion of the joint venture’s loss on sale was approximately $395.
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
      Presented below is the combined summarized financial information of MIP Lessee, L.P., S.D. and Bridgeworks, LLC for the nine months ended September 30, 2005 and 2004. Summarized profit and loss information for these investments is required by Regulation S-X to be disclosed in interim periods, as they have met certain financial tests in relation to our consolidated financial position and results of operations. The summarized information is as follows:

	Nine months ended,	Nine months ended,
	September 30, 2005	September 30, 2004

Revenue	$71,469	$94,356
Operating expenses	$51,166	$64,663
Net income (loss)	$17,712	$(7,171)
Our share of the net income (losses)	$2,863	$(939)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INTANGIBLE ASSETS
      Intangible assets consist of the following:

	September 30,	December 31,
	2005	2004

Management contracts	$51,176	$53,186
Franchise fees	1,221	1,945
Deferred financing fees	2,003	2,676
Management contracts in process	2,521	2,018

Total cost	56,921	59,825
Less accumulated amortization	(8,758)	(8,663)

Intangible assets, net	$48,163	$51,162

      We amortize the value of our intangible assets over their estimated useful lives, which generally correspond with the expected terms of the associated management, franchise, or financing agreement. We incurred aggregate amortization expense of $950 and $2,890 on these assets for the three and nine months ended September 30, 2005, and $921 and $2,823 for the three and nine months ended September 30, 2004. Amortization of deferred financing fees is included in interest expense. In connection with the repayment of our subordinated term loan in the first quarter of 2005, we recorded a loss of unamortized deferred financing fees of $1,847 included in interest expense. In addition, we recorded a loss of unamortized deferred financing fees of $34 to gain on sale of investments and extinguishment of debt in connection with the extinguishment of the $3,723 note payable with FelCor. For additional information see Note 6 in the consolidated financial statements.
      Our goodwill balance is allocated as follows:

	September 30,	December 31,
	2005	2004

Hotel management	$87,603	$87,596
Corporate housing	9,206	9,206

Total goodwill	$96,809	$96,802

      We test goodwill for impairment during the fourth quarter of each fiscal year unless circumstances arise which would require earlier evaluation.

6.	LONG-TERM DEBT
      Our long-term debt consists of the following:

	September 30,	December 31,
	2005	2004

Senior credit facility-revolving loan	$18,526	$27,000
Senior credit facility-term loan	46,776	16,474
Non-recourse promissory note	—	3,723
Sunstone promissory note	2,000	2,000
Subordinated term loan	—	40,000
Mortgage debt	19,000	—

Total long-term debt	86,302	89,197
Less current portion	(5,750)	(5,750)

Long-term debt, net of current portion	$80,552	$83,447

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Senior Credit Facility-Revolving Loan and Term Loan — On January 14, 2005, we entered into an amended and restated senior secured credit facility (the “Credit Facility”) with various lenders. The Credit Facility replaces our existing senior secured credit facility (the “Old Credit Facility”) and provides aggregate loan commitments for a $53,000 term loan and a $55,000 revolving loan. The Credit Facility is scheduled to mature on January 14, 2008.
      The actual rates for both the revolving loan and term loan depend on the results of certain financial tests. As of September 30, 2005, based on those financial tests, borrowings under the revolving loan bore interest at a rate of LIBOR plus 350 basis points (rate of 7.4% at September 30, 2005) and borrowings under the term loan bore interest at a rate of LIBOR plus 450 basis points (rate of 8.4% at September 30, 2005). We incurred $1,523 and $4,581 of interest expense on our Credit Facility for the three and nine months ended September 30, 2005, respectively, and we incurred $610 and $1,810, of interest expense on our Old Credit Facility for the three and nine months ended September 30, 2004, respectively.
      The debt under our Credit Facility is guaranteed by certain of our existing wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. Our Credit Facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. We are in compliance with the amended loan covenants and expect to be in compliance for the remainder of the loan term.
      When we entered into the amended Credit Facility, we borrowed approximately $87,200, including the entire $53,000 term loan and $34,200 under the revolving loan. We used those amounts to repay our existing $40,000 subordinated term loan, $43,474 outstanding under our Old Credit Facility, and fees and expenses associated with the repayments and the amended Credit Facility. As of September 30, 2005, we had repaid $6,224 of term loans and had $18,526 outstanding under our revolving loan, leaving approximately $36,000 of availability.
      Non Recourse Promissory Note — In 2001, we entered into a $4,170 non-recourse promissory note with FelCor Lodging Trust Incorporated (“FelCor”), to fund the acquisition of a 50% equity interest in two partnerships that owned eight mid-scale hotels (“the JV”). The note bore interest at 12% per annum, with a maturity date of December 31, 2010. The note was collateralized solely by our equity interest in the JV.
      The note provided for repayments only to be made to the extent the JV made distributions to us. The operating performance of the JV’s hotels was poor over the past several years. In March 2005, the lenders, with the JV’s acquiescence, initiated foreclosure proceedings, which were completed in September 2005. We have confirmed with FelCor that they do not intend to foreclose on the collateral of this note as it is now worthless and that they do not expect payment of this note except to the extent that the JV would make any future distributions to us. The JV no longer holds title to any of the hotel assets and the JV has no other operations from which to generate cash. Accordingly, we have derecognized the liability. The derecognition of the remaining principal of $3,723 and $637 of accrued interest is recorded as an ordinary gain for the extinguishment of debt of $4,326 in our statement of operations in the third quarter of 2005.
      Sunstone Promissory Note — On October 26, 2004, we entered into a Stock Purchase Agreement to acquire Sunstone Hotel Properties, Inc. (“Sunstone”). In connection with the purchase, we entered into a non-interest bearing note with Sunstone Hotels Investors, LLC (“Sunstone REIT”), for $2,000 that is due December 31, 2005.
      Subordinated Term Loan — In January 2003, we entered into a $40,000 subordinated term loan that bore interest at a rate of LIBOR plus 850 basis points and was scheduled to mature on January 31, 2006. In January 2005, we repaid this loan with proceeds from the refinancing of our Credit Facility, as discussed above. We recorded a loss of $1,847 for unamortized deferred financing costs in connection with this repayment during the first quarter of 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Mortgage Debt — In February 2005, we entered into a $19,000 non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. Interest only is payable until the loan matures in March 2008. The loan bears interest at a rate of LIBOR plus 225 basis points (rate of 5.9% at September 30, 2005). Interest expense of $279 and $660 was incurred for the three and nine months ended September 30, 2005.
      Interest Rate Caps — In February 2005, we entered into a $19,000, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 6.65% and is scheduled to mature on March 1, 2008. At September 30, 2005, the fair value of this interest rate cap agreement was approximately $8 and was recorded as an asset. In March 2005, we entered into a $55,000, three-year interest rate cap agreement related to our Credit Facility, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 5.75% and is scheduled to mature on January 14, 2008. At September 30, 2005, the fair value of this interest rate cap agreement was approximately $59 and was recorded as an asset. The change in fair market value of our interest rate cap agreements of $19 and $67 for the three and nine months ended September 30, 2005, respectively, is recorded in the statement of operations as a reduction to interest expense.

7.	SEGMENT INFORMATION
      We are organized into two operating divisions: our hotel management division, which includes our hotel and other hospitality management activities and our ownership of hotels and interests in joint ventures which own hotels, and our corporate housing division. Each division is managed separately because of its distinct products and services.

	Hotel	Corporate		Financial
	Management	Housing	Other	Statements

Three months ended September 30, 2005
Revenue	$269,786	$33,267	$—	$303,053
Net income	$4,313	$1,078	$—	$5,391
Three months ended September 30, 2004
Revenue	$207,223	$31,701	$—	$238,924
Net income (loss)	$(42)	$(258)	$—	$(300)
Nine months ended September 30, 2005
Revenue	$745,408	$91,792	$—	$837,200
Net income (loss)	$4,959	$751	$—	$5,710
Total assets	$249,619	$17,509	$17,419	$284,547
Nine months ended September 30, 2004
Revenue	$616,097	$83,506	$—	$699,603
Net income (loss)	$(5,364)	$(1,331)	$—	$(6,695)
Total assets	$222,780	$18,877	$23,587	$265,244

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenues from foreign operations, which include reimbursable expenses from managed properties, were as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,

	2005	2004	2005	2004

United Kingdom	$7,764	$6,645	$22,322	$17,744
France	544	539	1,599	1,333
Russia	914	616	2,682	2,104
Canada	1,197	1,172	3,362	2,503
Portugal	—	76	27	315
      Included in discontinued operations, is revenue from our Toronto operation, which was disposed of in September 2004, amounting to $2,233 for the nine months ended September 30, 2004.

8.	RESTRUCTURING AND SEVERANCE EXPENSES
      We have recorded severance expense of $2,043 for the nine months ended September 30, 2005, respectively, and $42 and $3,481 for the three and nine months ended September 30, 2004, respectively.
      These charges consist of the following:

	Three months		Nine months
	ended		ended
	September 30,		September 30,

	2005	2004	2005	2004

Severance to former CEOs and other corporate personnel	$—	$—	$1,952	$3,312
Severance to former corporate housing personnel	—	42	91	169

Total	$—	$42	$2,043	$3,481

      Severance to Former CEOs and other Corporate Personnel — We have incurred charges of $1,952 for the nine months ended September 30, 2005, related to severance payments to former personnel, including $1,800 in contractual severance costs due to our former chief executive officer, Steven D. Jorns. The severance costs incurred of $3,312 for the nine months ended September 30, 2004 related to our former chief executive officer, Paul L. Whetsell.
      Severance to Former Corporate Housing Personnel — During 2005 and 2004, we incurred charges of approximately $91 and $169, respectively, related to severance for former personnel paid to employees of our corporate housing business or connection with consolidating and restructuring of our operations.

9.	ASSET IMPAIRMENTS AND OTHER WRITE-OFFS
      The charges for asset impairments and other write-offs consist of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Management contract losses	$1,046	$1,601	$2,094	$5,989
Investment in and advances to affiliates	—	—	—	1,101
Hotel real estate investment fund costs	—	—	863	—
Cost of uncompleted merger	—	—	—	606
Other	—	—	—	96

Total	$1,046	$1,601	$2,957	$7,792

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management contract losses — In the first quarter of 2005, we recorded a loss of approximately $239 of unamortized management contract costs related to the Hilton San Diego Gaslamp hotel, which was sold in January 2005, by our S.D. Bridgeworks joint venture. In the second quarter of 2005, we recorded $329 of contract costs associated with four hotels disposed of by Sunstone Hotel Investors, Inc.; $383 of costs related to one hotel disposed of by MeriStar; and, an additional $97 of other terminated management contracts costs. During the third quarter of 2005, we recorded a loss of $933 associated with MeriStar’s disposition of three hotels and an additional $113 of other terminated management contracts costs. In connection with its asset disposition plan, MeriStar disposed of 20 hotels in the first nine months of 2004, five of which occurred in the third quarter of 2004.
      Investment in and advances to affiliates — During the first quarter of 2004, we recorded an impairment loss of $563 in our investment in MIP Lessee, L.P. In addition, during the first quarter of 2004, we recorded an impairment loss of $538 for the remainder of our investment in our joint venture that owns the Residence Inn Houston Astrodome Medical Center.
      Hotel real estate investment fund costs — We had been attempting to form a real estate investment fund with a group of institutional investors. We now believe that other investment vehicles may be more appropriate for the company. Accordingly, we decided not to proceed with this particular investment fund, and expensed $863 of costs related to the proposed fund.
      Cost of uncompleted merger — During the second quarter of 2004, we pursued a merger with a company which owns a portfolio of hotels. We incurred approximately $606 relating to legal fees and due diligence costs related to this potential merger which were expensed when we determined that the merger would not be consummated.

10.	GAIN AND LOSS ON SALE OF INVESTMENTS AND EXTINGUISHMENT OF DEBT
      In January 2005, we recognized a gain of $385 from the exercise of stock warrants for stock in an unaffiliated company and subsequent sale of that stock, which we had held as an investment.
      In September 2005, we recorded a gain of $4,326 in connection with the extinguishment of debt on our non-recourse promissory note with FelCor. See Note 6 for more detail on this extinguishment.

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
      In addition, in January 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. As the invoices were not specific in nature additional time and research as well as discussion with the prior carrier were necessary to determine the validity of the invoiced amount. In the third quarter of 2005 we received additional documentation from the carrier validating the nature and amount of the invoiced amount. We have now determined that the amount is probable and estimable and have therefore recorded the liability in the third quarter of 2005. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and gross hotel revenues. Due to the September 11th terrorist attacks, the estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. We believe that we hold the right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly, there is no effect on the statement of operations for the three and nine months ending September 30, 2005. We will aggressively pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with the prior carrier and to the contractual amounts due to us. To the extent we do not collect sufficiently on our receivable we would vigorously attempt to recover any additional amounts from our owners.
      Leases — We lease apartments for our corporate housing division and office space for our corporate offices. In August 2005, we entered into sublease agreements related to our corporate office space. See Note 13 for further discussion. Future minimum lease payments required under these operating leases (including the recently entered subleases) as of September 30, 2005 were as follows:

2005	$22,764
2006	33,283
2007	13,702
2008	9,714
2009	8,281
Thereafter	22,204

Total	$109,948

      Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of up to $2,032 to these hotel owners in the form of investments or loans. The specific amounts that may be provided and the timing of future investments or working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.
      Termination Fees — MeriStar’s taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. In the event of termination, MeriStar’s taxable subsidiary will be required to pay us a termination fee equal to the value of the remaining payments calculated as defined in the agreement. The termination fee will be paid in 48 equal monthly installments, without interest, commencing the month following the termination. MeriStar’s taxable subsidiaries will be able to credit against any termination payments the present value of projected fees, calculated in accordance with the amended agreement, of any new management agreements executed during the 30-month period following the termination date. MeriStar has sold four properties since January 1, 2005.
      Contingent Liabilities Related to Partnership Interests — We own interests in several partnerships and other joint ventures. To the extent that any of these partnerships or joint ventures would become unable to pay its obligations, those obligations would become obligations of the general partners. We are not the sole general partner on any of our joint ventures. While we believe we are protected from any risk of liability because our investments in these partnerships as a general partner were conducted through the use of single-purpose entities, to the extent any debtors pursue payment from us, it is possible that we could be held liable for those liabilities and those amounts could be material.
      In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	ACQUISITION AND DISPOSITIONS
      Acquisition — On February 11, 2005, we acquired the 329-room Hilton Concord hotel located in the East Bay area of San Francisco, California. The acquisition cost was $31,779, including normal and customary closing costs and funding of required reserves for renovations. We financed the purchase through borrowings on our Credit Facility and a $19,000 mortgage. As discussed in Note 6 this acquisition increased our leverage and required us to obtain two amendments to our Credit Facility. The hotel revenues from February 11, 2005 to September 30, 2005 were $8,511 and operating income was $2,509, which are included in our statement of operations.
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

Nine months ended
September 30, 2005

Pro Forma Total Lodging Revenues	$9,637
Pro Forma Net Income	$163
Pro Forma Diluted Income per share	$0.01
      In March 2005, we began operating 22 upscale hotels recently acquired by a partnership consisting of a private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings. At the time of the transaction, an affiliate of Highgate Holdings was affiliated with three of our directors. With the departure of one of these directors from our board in June 2005, this entity is currently affiliated with two of our directors.
      Dispositions — On September 7, 2005, we sold the Pittsburgh Airport Residence Inn by Marriott for $11,000 and we recognized a gain on sale of $2,605. SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that the operations of the hotel be re-classified as discontinued operations in our Consolidated Statement of Operations for all periods presented. The following table summarizes the revenues and income before taxes of the hotel and the related gain on the sale of the hotel:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005	September 30, 2004	September 30, 2004

Revenues	$656	$2,345	$905	$2,476
Income before Taxes	2,805	3,217	205	488
Income from discontinued operations, net of taxes	1,656	1,898	133	317
      Included in our 2004 statement of operations is the disposal of BridgeStreet Canada, Inc., the owner of our corporate housing operations in Toronto. BridgeStreet Canada was sold in September 2004. Operations for the three and nine month period presented as discontinued operations in 2004, is comprised of the following:

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004

Revenues	$—	$2,233
Loss before taxes	—	(1,237)
Loss from discontinued operations, net of taxes	—	(1237)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUBSEQUENT EVENTS
      Subleases of Corporate Office Space — In August 2005, we entered into an agreement to sublease 34,700 square feet of our office space to a third party, effective November 2005. As our remaining office space after the sublease was not adequate for our existing office space needs, we have subleased an additional 16,200 square feet of office space from MeriStar, also effective November 2005. The subleases end in August 2013, which corresponds to the end of our original lease agreement. They are being accounted for as operating leases. The net annual rent related to the subleases will be $555 and shall increase by 4% per annum. The subleases also include an abatement of the first nine and twelve monthly installments of rent for the Meristar and third party subleases, respectively. We expect to save approximately $4.3 million in rent payments over the term of the respective lease and subleases as a result of this transaction.
      Hotel Acquisition — On October 31, 2005, we entered into a purchase and sale agreement for the purchase of the 195-room Durham Hilton from MeriStar for $14,050. Subject to certain closing requirements of the contract, the acquisition is expected to close on or about November 10, 2005. The purchase is expected to be financed with general corporate funds and a draw down on our Credit Facility.

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

Quarterly Summary
      Overview — We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We have two operating divisions, (i) hotel management, which includes our hotel and other hospitality management activities and our ownership of hotels and interests in joint ventures that own hotels, and (ii) corporate housing. Each is managed separately because of its distinct products and services.
      We manage a portfolio of hospitality properties and provide related services in the hotel, in 41 states, the District of Columbia, Canada, and Russia. We are also a provider of related services in the resort, conference center and golf markets. We also own one hotel property and hold non-controlling interests in eight joint ventures which hold ownership interests in 16 of our managed properties as of September 30, 2005. Our portfolio is diversified by franchise and brand affiliations. The related services we provide include insurance and risk management services, purchasing, project management services, information technology, telecommunications services and centralized accounting services.
      Our corporate housing division is operated through our BridgeStreet Worldwide, Inc., subsidiary. We provide apartment rentals for both individuals and corporations with a need for temporary housing as an economical alternative to purchasing long-term apartment rentals or prolonged hotels stays for individuals. We had 3,138 apartments under lease or management through our BridgeStreet corporate housing division in the United States, France and the United Kingdom, as of September 30, 2005, compared to 3,354 at September 30, 2004.
      At September 30, 2005, we managed 294 properties with 67,425 guest rooms, compared to 255 properties with 57,074 guest rooms at September 30, 2004. Hotels under management increased by a net amount of 39 from September 30, 2004 to September 30, 2005, with the increase due to the following:

•	In March 2005, we began operating 22 upscale hotels owned by a partnership consisting of a private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings. During the nine months ended September 30 2005, five of these properties were sold and we no longer manage the hotel.

•	In connection with our purchase of Sunstone, we acquired management contracts for 54 properties, during the fourth quarter of 2004. During the nine months ended September 30, 2005, we added one property and four properties were transitioned our of our system.

•	From September 30, 2004 to September 30, 2005, MeriStar sold seven properties, six of which we no longer manage. In addition, 33 other properties were transitioned out of our system, including the eight properties that were owned by our joint venture with FelCor, which have been foreclosed upon by the lender, and added 10 properties to our system from various owners.
      Our Outlook — We have continued to experience growing demand through the third quarter of 2005 at our managed hotels. This demand has been primarily from business, group and leisure travelers. This has allowed us to continue to drive higher average daily rates. This shift in demand along with lower hotel supply growth during the year and slightly higher occupancy has driven our revenue per available room (“RevPar”) increases for same-store hotels of 10.4% year-to-date.
      We continue to expect supply growth in the hotel industry to remain low for the remainder of the year and into 2006. We believe this low supply growth in the industry and strong demand trends for business and leisure travelers fueled by the continued steady economic growth will drive continued improvement at our hotels for at least the remainder of 2005.

      Our corporate housing division has also been successful in driving improved average daily rate with a year-to-date increase of 8.4%. This is again due to the strong demand by business travelers utilizing our apartments as an alternative to long-term hotel stays or corporate investments in temporary housing. In addition, our corporate housing division has continued to increase its margins by utilizing its “smart growth” strategy of maintaining higher occupancies and lower inventories of apartments. This allows the division to quickly react and manage the amount of unoccupied apartments in a more efficient manner. For these reasons we expect our corporate housing division to continue to perform well for the remainder of 2005.
      We have continued to execute on our strategy of increasing our ownership interests in hotels either by purchasing hotels or through investments in joint ventures. We have purchased one hotel in 2005 and expect to close the acquisition of another hotel in the fourth quarter of 2005. Our new business pipeline remains strong, and we believe we will have additional opportunities to increase our ownership interests for the remainder of 2005 and into 2006.
Recent events

Hotel Acquisition
      On October 31, 2005, we entered into a purchase and sale agreement for the purchase of the 195-room Durham Hilton from MeriStar for $14,050. Subject to certain closing requirements of the contracts, the acquisition is expected to close on or about November 10, 2005. The purchase is expected to be financed with general corporate funds and a draw down on our Credit Facility.

Hurricanes
      During August and September of 2004, Florida experienced several strong hurricanes that damaged or closed 10 properties we manage for MeriStar, currently three of our managed hotels remain closed. MeriStar is currently in negotiations with the insurance provider to recover amounts under business interruption insurance policies. Our management agreement with MeriStar provides that we are entitled to recover management fees for the time period the hotels were partially or completely closed and for the time period after the hotels re-opened, but were not operating at historical levels. MeriStar has recognized a portion of the amounts claimed for business interruption under the policy. However, MeriStar has informed us that insufficient hotel revenue data has been agreed to with their carrier and therefore it has not been possible to calculate the amount of management fees due to us. We will recognize revenue when the amount of management fees can be determined and all contingencies have been resolved, which we expect to occur at or near the date that our claims are settled. We believe this will occur later in 2005 or early 2006.
      In August and September 2005, Hurricane Katrina affected Louisiana, Mississippi, and briefly affected Miami. The hurricane damaged three of our managed properties in these areas, currently two of our managed hotels remain closed. The Holiday Inn Fort Lauderdale was closed for two weeks. The Hotel Mason De Ville in the French Quarter and the Holiday Inn Select New Orleans Airport were severely damaged and will be closed for an indeterminable amount of time. The insurance coverage for the two New Orleans properties entitles us to business interruption insurance. We will recognize income from these properties when all contingencies have been resolved in the determination of our losses. At this time, we can not estimate when that may be.
      In October 2005, Hurricane Wilma struck Florida. The hurricane damaged two of our managed hotels, one remains closed at this time as we are assessing the damage. Again, we are covered under the insurance policies and will recognize income from business interruption if it is determined that the losses have met the requirements under the policy and once all contingencies have been resolved.
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
Results of Operations

Three months ended September 30, 2005 compared with three months ended September 30, 2004

Revenue
      The following table shows the operating statistics for our managed hotels on a same-store basis. Same-store basis exclude properties for which we do not have comparable data. Generally, these are properties that leave our system during the period reported, or new managed properties for which we were unable to obtain historical information. In addition, same-store basis excludes the results of 13 hotels affected by the hurricanes for the three months ended September 30 (dollars not in thousands):

	2005	2004	Change

Number of rooms at September 30	60,024	60,024	—
Number of hotels at September 30	268	268	—
Revenue per available room (RevPAR)	$83.37	$75.26	10.8%
Average daily rate (ADR)	$110.34	$101.62	8.6%
Occupancy	75.6%	74.1%	2.0%
      The following table sets forth operating information with respect to our corporate housing division for the three months ended September 30, (dollars not in thousands):

	2005	2004	Change

Number of markets	17	18	(5.5)%
Average number of units	3,336	3,493	(4.5)%
Average daily rate (ADR)	$111.71	$107.31	4.1%
Occupancy	94.1%	91.1%	3.3%
      Our total revenue increased $64,129, or 26.8%, to $303,053 for the three months ended September 30, 2005 compared to $238,924 for the three months ended September 30, 2004. Major components of this increase were:

•	Revenue from lodging is $3,403 for the three months ended September 30, 2005, due to the acquisition of the Hilton Concord hotel in February 2005. Lodging revenue from the Residence Inn Pittsburgh, which was sold in September 2005, for the three months ended September 30, 2005 and 2004 has been reclassified as discontinued operations in both periods.

•	Revenue from management fees increased $3,400, or 28.1%, to $15,513 for the three months ended September 30, 2005, from $12,113 for the three months ended September 30, 2004. Our RevPAR, ADR and occupancy have improved year over year due to the significant improvements in market conditions, and the net increase of 39 hotels under management. Included in revenue from management fees is termination fees of

•	Revenue from our corporate housing operations has increased $1,566, or 4.9%, to $33,267 for the three months ended September 30, 2005, from $31,701 for the three months ended September 30, 2004. This increase in revenue is partially attributable to an increase in ADR by approximately 4.1%, to $111.71 from $107.31, and an increase in occupancy to 94.1% from 91.1%.

•	Reimbursable expenses, which we record as other revenue and other expenses from managed properties, increased by $56,880, or 29.8%, to $247,745 for the three months ended September 30, 2005, from $190,865 for the three months ended September 30, 2004. The primary reason for this increase is the increase in the number of managed hotels, directly resulting in an increase in the number of hotel employees and in related reimbursable salaries and other expenses. In addition, other revenue from managed properties has been revised and reduced for the three months ended September 30, 2004 by $9,449. Our statements of operations include an equal and offsetting amount — “Other expenses from managed properties” — which has also been revised by the same amount. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share, or our balance sheet or cash flows.

Operating Expenses by Department
      Total operating expenses by department increased $2,545, or 9.9%, to $28,381 for the three months ended September 30, 2005 compared to $25,836 for the three months ended September 30, 2004. Operating expenses by department include direct expenses that are related to lodging from our owned hotel, and to our corporate housing division.

•	Lodging expenses are $2,487 for the three months ended September 30, 2005, due to the acquisition of the Hilton Concord hotel in February 2005. Lodging expenses from the Residence Inn Pittsburgh for the three months ended September 30, 2005 and 2004 have been reclassified as discontinued operations in both periods.

•	Corporate housing expenses increased $58 to $25,894, for the three months ended September 30, 2005, compared to $25,836 for the three months ended September 30, 2004. As our revenue growth was driven by an increase in yield management (higher ADR and occupancy % with a lower unit count) rather than expansion into new markets, expenses remained consistent across periods in spite of growing revenues.

Undistributed Operating Expenses
      Total undistributed operating expenses increased $2,474, or 12.1%, to $22,837 for the three months ended September 30, 2005, compared to $20,363 for the three months ended September 30, 2004. Major factors affecting the increase were:

•	Administrative and general expenses increased $2,724, or 16.4%, to $19,317 for the three months ended September 30, 2005, from $16,593 for the three months ended September 30, 2004. The majority of this increase is due to a $1,834 increase in administrative and general costs from the Sunstone operations that we acquired in October 2004.

•	Asset impairments and other write-offs decreased $555, to $1,046 for the three months ended September 30, 2005, from $1,601 for the same period last year. These expenses relate to terminations of various management contracts. For additional information on these expenses, see Note 9 in the consolidated financial statements.

•	Reimbursable expenses, which we record as other revenue and other expenses from managed properties, increased by $56,880, or 29.8%, to $247,745 for the three months ended September 30, 2005, from $190,865 for the three months ended September 30, 2004. The primary reason for this is the increase in the number of managed hotels, directly resulting in an increased number of hotel employees and related reimbursable salaries and other expenses. In addition, other expenses from managed properties has been revised and reduced for the three months ending September 30, 2004 by $9,449. Our statements of operations include an equal and offsetting amount — “Other revenue from managed properties” — which has also been revised by the same amount. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share, or our balance sheet or cash flows.

Net Income (Loss)
      Net income (loss) improved by $5,691, to net income of $5,391, for the three months ended September 30, 2005, from a net loss of $300 for the three months ended September 30, 2004. This improvement in net income (loss) is a result of the items described above as well as the following:

•	Our gain on the extinguishment of debt of $4,326 related to the FelCor promissory note. As we no longer have an obligation to make payments on the note, we derecognized the liability and recorded a corresponding gain.

•	Net interest expense decreased $325, to $1,677, for the three months ended September 30, 2005, from $2,002 for the same period in 2004. In the third quarter of 2005 we had a higher average cash balance compared to the third quarter of 2004, as a result of improved operations. This along with higher interest rates on our cash accounts generated higher interest income compared to the third quarter of 2004. This was partially offset by a slightly higher average debt balance and slightly higher interest rates during the third quarter of 2005 compared to the third quarter of 2004, resulting from the debt incurred with the purchase of Sunstone and the Hilton Concord, as well as the refinancing of our line of credit.

•	Our equity in losses of affiliates increased $376, to $381, for the three months ended September 30, 2005, compared to $5 for the same period in 2004. The majority of the increase is attributable to a $350 loss on our investment in the Radisson St. Louis hotel as we do not expect to receive any distributions.

•	Income tax expense was $2,585 for the three months ended September 30, 2005, compared to $282 for the three months ended September 30, 2004.

Nine months ended September 30, 2005 compared with nine months ended September 30, 2004

Revenue
      The following table shows the operating statistics for our managed hotels on a same-store basis. Same-store basis exclude properties for which we do not have comparable data. Generally, these are properties that leave our system during the period reported, or new managed properties for which we were unable to obtain historical information. In addition, same-store basis excludes the results of 13 hotels affected by the hurricanes for the three months ended September 30 (dollars not in thousands):

	2005	2004	Change

Number of rooms at September 30	60,024	60,024	—
Number of hotels at September 30	268	268	—
Revenue per available room (RevPAR)	$79.38	$71.88	10.4%
Average daily rate (ADR)	$109.62	$101.23	8.3%
Occupancy	72.4%	71.0%	2.0%
      The following table sets forth operating information with respect to our corporate housing division for the nine months ended September 30, (dollars not in thousands):

	2005	2004	Change

Number of markets	18	20	(10)%
Average number of units	3,214	3,367	(4.5)%
Average daily rate (ADR)	$109.28	$100.85	8.4%
Occupancy	92.5%	89.9%	2.9%
      Our total revenue increased $137,597, or 19.7%, to $837,200 for the nine months ended September 30, 2005 compared to $699,603 for the nine months ended September 30, 2004. Major components of this increase were:

•	Revenue from lodging is $8,511 for the nine months ended September 30, 2005, due to the acquisition of the Hilton Concord hotel in February 2005. Lodging revenue from the Residence Inn Pittsburgh,

which was sold in September 2005, has been reclassified as discontinued operations for the nine months ended September 30, 2005 and 2004.

•	Revenue from management fees increased $5,106, or 12.5%, to $45,865 for the nine months ended September 30, 2005, from $40,759 for the nine months ended September 30, 2004. Our RevPAR, ADR and occupancy have improved year over year, due to the significant improvement in market conditions and the net increase of 39 hotels under management.

•	Revenue from our corporate housing operations increased $8,286, or 9.9%, to $91,792, for the nine months ended September 30, 2005, from $83,506 for the nine months ended September 30, 2004. This increase in revenue is attributable to an increase in ADR of approximately 8.4%, to $109.28 from $100.85, and an increase in occupancy to 92.5% from 89.9% partially offset by a decrease in average number of units. Also, revenue from BridgeStreet’s network partner business increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

•	Reimbursable expenses, which we record as other revenue and other expenses from managed properties, increased by $116,710, or 20.7%, to $681,449 for the nine months ended September 30, 2005, from $564,739 for the nine months ended September 30, 2004. The primary reason for this increase is the increase in the number of managed hotels resulting in an increase in the number of hotel employees and in related reimbursable salaries and other expenses. In addition, other revenue from managed properties has been revised and reduced for the nine months ending September 30, 2004 by $36,556. Our statements of operations include an equal and offsetting amount — “Other expenses from managed properties” — which has also been revised by the same amount. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share, or our balance sheet or cash flows.

Operating Expenses by Department
      Total operating expenses by department increased $12,293, or 18%, to $80,414 for the nine months ended September 30, 2005 compared to $68,121 for the nine months ended September 30, 2004. Operating expenses by department include direct expenses that are related to lodging from our owned hotel, and to our corporate housing division.

•	Lodging expenses are $6,491 for the nine months ended September 30, 2005, due to the acquisition of the Hilton Concord hotel in February 2005. Lodging expenses from the Residence Inn Pittsburgh have been reclassified as discontinued operations for the nine months ended September 30, 2004 and 2005.

•	Corporate housing expenses increased $5,802, or 8.5%, to $73,923, for the nine months ended September 30, 2005, compared to $68,121 for the nine months ended September 30, 2004. The increase in corporate housing expenses is primarily due to an increase in apartment rental expenses. The mix of rental units has increased in our metropolitan regions of Chicago and London, which have higher per unit costs compared to the markets we exited in 2004, Detroit and Toronto. Finally, costs from BridgeStreet’s network partner business increased in direct relationship with the revenue increase. The unit growth for the network partner business also carries a higher cost per unit versus the standard BridgeStreet leased apartment.

Undistributed Operating Expenses
      Total undistributed operating expenses decreased $821, to $68,791, for the nine months ended September 30, 2005, compared to $69,612 for the nine months ended September 30, 2004. Major factors contributing to this decrease were:

•	Restructuring and severance charges were $2,043 and $3,481 for the nine months ended September 30, 2005, and 2004, respectively. The decrease is primarily due to the decrease in severance costs as approximately $1,800 of severance was paid for our former CEO, Steve Jorns, in 2005, while in 2004 we incurred approximately $3,312 in severance costs for our former CEO, Paul Whetsell.

•	Asset impairments and other write-offs decreased $4,835, from $7,792, for the nine months ended September 30, 2004, to $2,957 for the same period of this year. These expenses are detailed as follows:

	Nine Months Ended
	September 30,

	2005	2004

Management contract costs	$2,094	$5,989
Investment impairments	—	1,101
Hotel real estate investment fund costs	863	—
Cost of uncompleted merger	—	606
Other	—	96

Total	$2,957	$7,792

      For additional information on these expenses, see Note 9 to the consolidated financial statements.

•	Administrative and general expenses increased $5,262, or 10.2%, to $56,961, for the nine months ended September 30, 2005, compared to $51,699 for the nine months ended September 30, 2004. The majority of this increase is due to $5,522 in administrative and general costs from the Sunstone operations that we acquired in October 2004.

•	Reimbursable expenses, which we record as other revenue and other expenses, increased by $116,710, or 20.7%, to $681,449 for the nine months ended September 30, 2005, from $564,739 for the nine months ended September 30, 2004. The primary reason for this is the increase in the number of managed hotels directly resulting in an increased number of hotel employees and related reimbursable salaries and other expenses. In addition, other expenses from managed properties has been revised and reduced for the nine months ending September 30, 2004 by $36,556. Our statements of operations include an equal and offsetting amount — “Other revenue from managed properties” — which has also been revised by the same amount. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The revisions have no impact on operating income (loss), net income (loss), or earnings (loss) per share, or our balance sheet or cash flows.

Net Income (Loss)
      Net income (loss) improved by $12,405 to income of $5,710, for the nine months ended September 30, 2005, from a loss of $(6,695) for the nine months ended September 30, 2004. This improvement occurred as a result of the items described above as well as the following:

•	Our gain on the extinguishment of debt of $4,326 related to the FelCor promissory note. As we no longer have an obligation to make payments on the note, we derecognized the liability and recorded a corresponding gain. We also recognized a gain of $385 from the exercise of stock warrants for stock in an unaffiliated company and subsequent sale of that stock, which we had held as an investment.

•	Our equity in earnings (losses) of affiliates increased $3,757, or 397.2%, to $2,811 for the nine months ended September 30, 2005, compared to $(946) for the same period in 2004. The majority of this increase is attributable to the recognition of our share of the gain on sale of the Hilton San Diego Gaslamp Hotel sold by our joint venture S.D. Bridgeworks, L.L.C. which totaled approximately $4,200. This gain was partially offset by losses in our MIP joint ventures, which were $1,443 and $1,111 for the nine months ending September 30, 2005 and 2004, respectively.

•	Net interest expense increased $2,268, or 42.9%, to $7,560 for the nine months ended September 30, 2005, from $5,292 for the same period in 2004. Included in interest expense is $1,847 of unamortized deferred financing fees written off in connection with the repayment of our old subordinated term loan. In addition, we have incurred additional interest expense directly associated with the increase in our average debt balance as well as an increase in our interest rates with our Credit Facility.

•	Income tax expense (benefit) was $2,647 for the nine months ended September 30, 2005, compared to ($3,255) for the nine months ended September 30, 2004. Our effective tax rate is approximately 41% in the 2005 period and was approximately 36% in the 2004 period.
Liquidity and Capital Resources
      Working Capital — We had $17,806 of cash and cash equivalents at September 30, 2005, compared to $16,481 at December 31, 2004, and our deficit in working capital (current assets less current liabilities) was $9,493 at September 30, 2005 compared to $1,088 at December 31, 2004. The increase in our working capital deficiency of $8,405 resulted primarily from the use of cash to purchase the Hilton Concord hotel in excess of cash generated from operations during the nine months ended September 30, 2005.
      Operating Activities — Cash provided by operating activities was $26,103 for the nine months ended September 30, 2005 compared to cash provided by operating activities of $214 for the nine months ended September 30, 2004. The increase in cash provided is primarily from improvements in our operating results described above, and an increase in accounts payable and accrued expenses balances resulting from the additional activity in connection with our Sunstone, Goldman Sachs and Hilton Concord hotel acquisitions and a decrease in accounts receivable due to improved cash collections.
      Investing Activities — Cash used in investing activities was $21,701 for the nine months ended September 30, 2005 compared to cash provided by investing activities of $845 for the nine months ended September 30, 2004. The increase is primarily related to the purchase of Hilton Concord hotel in February 2005 and an increase in restricted cash associated with the Hilton Concord and our insurance subsidiary. This was offset by the cash provided by our equity investments in real estate, through distributions of $5,500, year to date, which included $2,859 in proceeds from the sale of the hotel owned by S.D. Bridgeworks, LLC. Additional cash was provided through the sale of our ownership in the Residence Inn Pittsburgh.
      Financing Activities — Cash provided by financing activities was $2,773 for the nine months ended September 30, 2005, compared to cash provided by financing activities of $592 for the same period of 2004. This change is mainly due to net borrowings and repayments of long-term debt. We had net borrowings of $828 in 2005, as opposed to $1,281 in 2004. On January 14, 2005, we amended our Credit Facility and immediately borrowed approximately $87,200 to repay our existing $40,000 subordinated term loan, $43,474 outstanding under our prior Credit Facility and fees and other costs related for these transactions. In addition, in February 2005, we borrowed an additional $12,760 under our Credit Facility and entered into a $19,000 mortgage loan in connection with the acquisition of the Hilton Concord hotel. We also applied the proceeds from the sale of the Residence Inn Pittsburgh to pay down the senior term loan.
DEBT
      Senior Credit Facility-Revolving Loan and Term Loan — On January 14, 2005, we entered into an amended and restated senior secured credit facility with various lenders (the “Credit Facility”). The Credit Facility replaced our existing senior credit facility (the “Old Credit Facility”) and provides aggregate loan commitments of a $53,000 term loan and a $55,000 revolving loan. The Credit Facility is scheduled to mature on January 14, 2008.
      The actual rates for both the revolving loan and term loan depend on the results of certain financial tests. As of September 30, 2005, based on those financial tests, borrowings under the revolving loan bore interest at a rate of LIBOR plus 350 basis points (rate of 7.4% at September 30, 2005) and borrowings under the term loan bore interest at a rate of LIBOR plus 450 basis points (rate of 8.4% at September 30, 2005). We incurred $1,523 and $4,581 of interest expense on our Credit Facility for the three and nine months ended September 30, 2005, respectively, and we incurred $610 and $1,810, of interest expense on our Old Credit Facility for the three and nine months ended September 30, 2004, respectively.
      The debt under our Credit Facility is guaranteed by certain of our existing wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. Our Credit Facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. We are in compliance with the amended loan covenants and expect to be in compliance for the remainder of the loan term.
      When we entered into the amended Credit Facility, we borrowed approximately $87,200, including the entire $53,000 term loan and $34,200 under the revolving loan. We used those amounts to repay our existing $40,000 subordinated term loan, $43,474 outstanding under our prior Old Credit Facility, and fees and expenses associated with the repayments and the amended Credit Facility. As of September 30, 2005, we had repaid $6,224 of term loans and had $18,526 outstanding under our revolving loan, leaving approximately $36,000 of availability.
      Mortgage Debt — In February 2005, we entered into a $19,000 non-recourse mortgage loan to finance a portion of the acquisition of the Hilton Concord hotel. Interest only is payable until the loan matures in March 2008. The loan bears interest at a rate of LIBOR plus 225 basis points. Interest expense incurred for the three and nine months ended September 30, 2005 was $279 and $660.
      Non-Recourse Promissory Note — In 2001, we entered into a $4,170 non-recourse promissory note with FelCor Lodging Trust Incorporated (“FelCor”), to fund the acquisition of a 50% equity interest in two partnerships that owned eight mid-scale hotels (“the JV”). The note bore interest at 12% per annum, with a maturity date of December 31, 2010. The note was collateralized solely by our equity interest in the JV.
      The note provided for repayments only to be made to the extent the JV made distributions to us. The operating performance of the JV’s hotels was poor over the past several years. In March 2005, the lenders, with the JV’s acquiescence, initiated foreclosure proceedings, which were completed in September 2005. We have confirmed with FelCor that they do not intend to foreclose on the collateral of this note as it is now worthless and that they do no expect payment of this note except to the extent that the JV would make any future distributions. The JV no longer holds title to any of the hotel assets and the JV has no other operations from which to generate cash. Accordingly, we have derecognized the liability. The derecognition of the remaining principal and the accrued interest is recorded as an ordinary gain for the extinguishment of debt of $4,326 in our statement of operations in the third quarter of 2005.
      Interest Rate Caps — In February 2005, we entered into a $19,000, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The agreement caps the 30-day LIBOR at 6.65% and is scheduled to mature on March 1, 2008. At September 30, 2005, the fair value of this interest rate cap agreement was approximately $8 and was recorded as an asset. In March 2005, we entered into a $55,000, three-year interest rate cap agreement related to our Credit Facility, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 5.75% and is scheduled to mature on January 14, 2008. At September 30, 2005, the fair value of this interest rate cap agreement was approximately $59 and was recorded as an asset. The change in fair market value of our interest rate cap agreements of $19 and $67 for the three and nine months ended September 30, 2005, respectively, is recorded in the statement of operations as a reduction to interest expense.
      Sunstone Promissory Note — On October 26, 2004, we entered in to a Stock Purchase Agreement to acquire Sunstone. In connection with the purchase we entered into a non-interest bearing note with Sunstone REIT, for $2,000 that is due December 31, 2005 and is recorded in the current portion of long-term debt.
      Liquidity — Currently we are limited in our ability to increase our borrowings due to the additional debt from the acquisition of the Hilton Concord hotel described above. However, we believe that cash generated by our operations, together with borrowing capacity under our Credit Facility, will be sufficient to fund our requirements for working capital, required capital expenditures and debt service for the next 12 months. We expect to continue to seek acquisitions of management contracts, and opportunities where we can participate in the ownership of the hotels we manage. We expect to finance future acquisitions through a combination of additional borrowings under our Credit Facility and the issuance of equity instruments, including common stock or operating partnership units, or additional/replacement debt, if market conditions permit. To the extent we utilize debt to finance acquisitions, such as our recent purchase of the Raleigh Durham Hilton, we may be required to seek additional amendments under our Credit Facility, which we will evaluate at the time of those acquisitions. With respect to our purchase of the Raleigh Durham Hilton, under our current forecasts, we do not believe we would need to seek an amendment under our Credit Facility. However, to the extent we would be required to get an amendment our lenders have confirmed that they would work with us to acquire any needed amendments. We believe these sources of capital will be sufficient to provide for our long-term capital needs. We will evaluate our liquidity and investment requirements as circumstances dictate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. The percentage of our debt that is floating rate was 98% at September 30, 2005 and 94% at December 31, 2004. In the first quarter of 2005, we entered into our new Credit Facility and a mortgage loan, both of which are subject to variable interest rates and we entered into two interest rate cap agreements. These items are described below. See our Annual Report on Form 10-K, as amended, for additional details.
      On January 14, 2005, we entered into our new Credit Facility with various lenders. The scheduled maturity of the Credit Facility is January 14, 2008. We pay interest on our borrowings under the revolving loan portion at a rate ranging from LIBOR plus 325 to 350 basis points and at a rate under the term loan portion ranging from LIBOR plus 450 to 550 basis points. The actual interest rates for both the revolving loan bore and the term loan depend on the result of certain financial tests. As of September 30, 2005, based on those financial tests, borrowings under the revolving loan bore interest at a rate of LIBOR plus 350 basis points (rate of 7.4% at September 30, 2005) and borrowings under the term loan bore interest at a rate of LIBOR plus 450 basis points (rate of 8.4% at September 30, 2005).
      When we entered into our new Credit Facility, we borrowed approximately $87,200, including the entire $53,000 term loan and $34,200 under the revolving loan. We used those amounts to repay our existing $40,000 subordinated term loan, $43,474 outstanding under our Old Credit Facility, and fees and expenses associated with the repayments and the new Credit Facility. As of September 30, 2005, we had repaid $6,224 of term loans and had $18,526 outstanding under our revolving loan, leaving approximately $36,000 of availability.
      In February 2005, we entered into a $19,000 mortgage loan in connection with the acquisition of the Hilton Concord hotel. The loan is scheduled to mature in March 2008. The mortgage loan carries a variable rate of interest based on LIBOR plus a spread of 225 basis points (rate of 5.9% at September 30, 2005).
      In February 2005, we entered into a $19,000, three-year interest rate cap agreement in connection with the mortgage debt we assumed with the purchase of the Hilton Concord hotel in order to hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The agreement caps the 30-day LIBOR at 6.65%. This cap is scheduled to mature on March 1, 2008. At September 30, 2005, the fair value of this cap was approximately $8 and was recorded as an asset. In March 2005, we entered into a $55,000, three-year interest rate cap agreement in connection with the Credit Facility, in order to provide an economic hedge against the effect that future interest rate fluctuations may have on our floating rate debt. The interest rate agreement caps the 30-day LIBOR at 5.75%. This cap is scheduled to mature on January 14, 2008. At September 30, 2005, the fair value of this cap was approximately $59 and was recorded as an asset.
      Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $230 and $706 for the three and nine months ended September 30, 2005, respectively, and by approximately $149 and $456 for the three and nine months ended September 30, 2004, respectively.
Exchange Rate Risk
      Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 16% of our total revenue, excluding reimbursed revenues from managed properties, for both the three and nine month periods ended September 30, 2005, respectively, from services performed in Canada, the United Kingdom, France, and Russia. Our foreign currency translation losses were $(281) and $(314) for the three and nine months ended September 30, 2005, respectively, and are included in accumulated comprehensive income (loss) on our statements of operations and other comprehensive income (loss), net of tax. To date, since most of our foreign operations have been largely self-contained, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15-d — 15(e)).
      We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer and our chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2005.
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
      There have not been any other material changes in our internal control over financial reporting that has occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
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

Item 6.	Exhibits
      (a) Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

3.1.	1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated September 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).

3.1.	2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).

3.1.	3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).

3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

3.2.	1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).

4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).

4.2		Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).

4.2.	1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).

4.2.	2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).

4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

Exhibit No.	Description of Document

4.4	Registration Rights Agreement, dated September 30, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended September 30, 1999).

10.2	Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of May 2, 2005, among Interstate Operating Company, L.P., Societe Generale, SG Americas Securities, LLC, and various other lenders.

10.3*	Employment Agreement, dated as of February 17, 2005, by and between Thomas F. Hewitt and the Company.

10.4*	Amended and Restated Employment Agreement, dated as of February 23, 2004, by and between J. William Richardson and the Company.

31.1*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.

31.2*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.

32.*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

/s/ J. William Richardson

J. William Richardson
Chief Financial Officer
Dated: November 9, 2005