Form 10-K
period 2005-12-31
INTERSTATE HOTELS & RESORTS INC
filed 2006-03-15
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended December 31, 2005
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes     ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☐
The aggregate market value of common stock held by non-affiliates of the registrant was $98,087,944 (based on the closing sale price of $4.91 on June 30, 2005 as reported by the New York Stock Exchange). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that such person is an “affiliate” of the registrant. The number of shares of common stock outstanding at March 1, 2006 was 30,963,381.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Part III. We expect to file our proxy statement on or about April 28, 2006.

INTERSTATE HOTELS & RESORTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2005

PART I

ITEM 1.	BUSINESS
Overview
We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We have three reportable operating segments: hotel management, hotel ownership (through whole-ownership and joint ventures) and corporate housing. Each division is managed separately because of its distinct products and services. For financial information about each segment, see Note 10 to our consolidated financial statements.
In our hotel management segment, we generate revenues from fees we receive for managing a portfolio of upscale, full-service and premium select-service hospitality properties. We also generate revenue from providing ancillary services in the hotel, resort, conference center and golf markets. The ancillary services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services and centralized accounting services. Within our hotel ownership segment, we own hotel properties outright and own joint venture investments in hotel properties, allowing us to participate in the appreciation of the hotels we also manage. Through our corporate housing segment, we generate revenues from the leasing and management of corporate long-term stay apartments.
Our portfolio of managed properties is diversified by brand, franchise and ownership group. We manage hotels represented by more than 30 franchise and brand affiliations in addition to managing 26 independent hotels. Our managed hotels are owned by more than 60 different ownership groups, including individual investors, institutional investors, investment funds, such as CNL Properties, Inc., Cornerstone Real Estate and W.P. Carey, and public real estate investment trusts, or “REITs”, such as MeriStar Hospitality Corporation , which we refer to as “MeriStar”, Equity Inns, Inc., Host Marriott Corporation and Sunstone Hotel Investors, Inc.
As of December 31, 2005, we managed 286 properties, with 65,293 rooms in 41 states, the District of Columbia, Canada and Russia. We own two hotel properties and hold non-controlling equity interests in seven joint ventures, which own or hold ownership interests in 15 of our managed properties. We also had 2,734 apartments under lease or management in the United States, France and the United Kingdom through our BridgeStreet corporate housing division.
In this report, we use the terms “we”, “our”, “us” and “Interstate” to refer to Interstate Hotels & Resorts, Inc., formerly known as MeriStar Hotels & Resorts, Inc. We were formed on August 3, 1998, as MeriStar Hotels & Resorts, Inc., when we were spun off by CapStar Hotel Company, which we refer to as “CapStar”, and became the lessee and manager of all of CapStar’s hotels. Immediately after the spin-off, American General Hospitality Corporation, which we refer to as “American General”, and CapStar merged to form MeriStar. We then acquired the management and leasing business of the manager and lessee of the former American General’s hotels. On May 31, 2000, we completed the acquisition of BridgeStreet Accommodations, Inc., to create our BridgeStreet corporate housing division. On January 1, 2001, in connection with the implementation of new REIT tax laws that permit subsidiaries of a REIT to lease the real estate it owns, we assigned the leases on each of the properties we were leasing from MeriStar to taxable REIT subsidiaries of MeriStar and entered into management contracts with those subsidiaries for each of the hotels owned by MeriStar.
On July 31, 2002, we merged with Interstate Hotels Corporation, which we refer to as “Old Interstate,” and were renamed Interstate Hotels & Resorts, Inc. The transaction was a stock-for-stock merger of Old Interstate into us in which Old Interstate stockholders received 4.6 shares of our common stock for each equivalent share of Old Interstate. Our stockholders continued to own the same number of shares in new Interstate following the merger. Immediately after the merger, we effected a one-for-five reverse split of our common stock. The merger was accounted for as a reverse acquisition, with Old Interstate as the accounting acquirer, and us as the surviving company for legal purposes under our new name of Interstate Hotels & Resorts, Inc. Because of the increase in scale of our management business following the merger, we began the process of separating our senior management team from that of MeriStar. The separation was completed on October 22, 2003, when

Steven D. Jorns, then Vice Chairman and Chief Investment Officer, replaced Paul Whetsell as our Chief Executive Officer and resigned from the board of directors of MeriStar. Mr. Whetsell remains as our Chairman and is the Chairman and Chief Executive Officer of MeriStar. On February 17, 2005, Mr. Jorns resigned and Thomas F. Hewitt became our Chief Executive Officer.
Hotel Management
The hotels we manage are primarily located throughout the United States and Canada including most major metropolitan areas and rapidly growing secondary cities. We also currently manage three hotels in Moscow, Russia. Our managed hotels include hotels operated under more than 30 nationally and internationally recognized brand names including Marriott, Hilton, Sheraton, Westin, Radisson, Doubletree, Embassy Suites, Wyndham, and Holiday Inn.
We manage properties primarily within the upscale, full-service and premium select-service sectors, and provide related management services for the owners of both sectors. We believe the combination of these two sectors provides us with a balanced mix of managed assets. The two sectors attract a wide variety of potential customers, including both business and leisure travelers. Our size, as the largest independent manager of hotels, allows us to provide systems and services to owners on a broad scale, capitalizing on the extensive experience of our corporate operations, sales and support personnel. We believe our independence from any one brand affiliation provides us the opportunity to be more flexible operationally and to have our interests more closely aligned with those of the hotel owners for which we manage.
Hotel Ownership
We believe investments in hotels through joint ventures and selective whole-ownership is a key component to our strategic growth. We own two full-service hotels located in the East Bay area near San Francisco, California and Durham, North Carolina, as well as own equity interests in 15 hotels located throughout the United States through joint ventures. Our joint venture investments in hotels range from 5% to 50%, enable us to secure longer term management contracts, further align our interests in the hotels that we manage with owners, as well as provide us the opportunity to participate in the potential asset appreciation of these properties. We pursue whole-ownership opportunities when we believe our knowledge of the hotel or the market in which it operates will allow us to significantly increase the current value of the hotel. We accomplish this by making prudent capital improvements to the hotel and implementing our management strategies.
Corporate Housing
We provide short and long-term corporate housing leases and apartment management within 15 major markets in the United States, as well as London, England and Paris, France through our BridgeStreet® brand name in the extended corporate stay industry. In most cases, we obtain apartment leases within these markets and then sub-lease to our customers on a short-term basis. We provide high quality, fully furnished accommodations to individual and corporate customers.
We believe our proprietary systems and our management team provide us with a competitive advantage within this growing industry. We strive to match our supply of accommodations with current and anticipated client demand in order to reduce our financial exposure under our leases. We believe our disciplined but flexible leasing strategy allows us to react quickly to changes in demand within the markets in which we operate.
Financial information by reportable segment and geographic area as of December 31, 2005, and for the three fiscal years then ended appears in our Consolidated Financial Statements included in Item 8 of this report.
Business Strategy
Our overall strategy to grow our core business in the hotel and corporate housing industries is to recruit and maintain a high quality management team, follow a disciplined investment philosophy, and provide “best in class” service to our customers and owner groups. We believe these strategies will, in turn, provide strong long-term growth opportunities for our shareholders.

Hotel Management
Our principal operating objectives in our hotel management segment are to generate higher revenue per available room, or RevPAR, control costs and increase the net operating income of the hotels we manage, while providing our guests with high-quality service and value. We believe that skilled management is the most critical element in maximizing revenue and cash flow in properties. Our senior hotel management team has successfully managed hotels in all sectors of the lodging industry. We attribute our management success to our ability to analyze each hotel as a unique property and to identify specific opportunities for cash flow growth present at each hotel. The challenging operating cycles that the hospitality business encounters make our depth of experience and strategies even more valuable to the owners of the hotels we manage.
Personnel at our corporate office carry out financing and investment activities and provide services to support and monitor our on-site hotel operations and executives. Each of our disciplines, including hotel operations, sales and marketing, human resources, food and beverage, technical services, information technology, development, risk management, legal and corporate finance, is staffed by an experienced team with significant expertise in their respective area. These departments support the hotel executives and their day-to-day activities by providing online, real-time financial reporting and review; accounting and budgeting services; sales and revenue management; cost controls; property management tools and other resources that we create, maintain and deliver efficiently and effectively using our centralized corporate office resources.
Key elements of our management programs include the following:

•	Comprehensive Budgeting and Monitoring — Our operating strategy begins with an integrated budget planning process. The budget is implemented by individual property-based managers and monitored by our corporate office. Our corporate office personnel work with the property-based managers to set targets for cost and revenue categories at each of the properties. These targets are based on historical operating performance, planned renovations, planned targeted marketing, operational efficiencies and local market conditions. Through effective and timely use of our comprehensive online, real-time financial information and reporting systems, we are able to monitor actual performance efficiently. As a result, we can rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to maximize revenue yield.

•	Targeted Sales and Marketing — We employ a systematic approach toward identifying and targeting demand segments for each property in order to maximize market penetration. Our corporate office team and our property-based managers divide these segments into smaller subsegments and develop tailored marketing plans to drive market penetration in each sub-segment. We support each property’s local sales efforts with corporate office sales executives who develop and implement new marketing programs, and monitor and respond to specific market needs and preferences. We use revenue yield management systems to manage each property’s use of the various distribution channels in the lodging industry. Those channels include franchisor reservation systems and toll-free numbers, websites, travel agent and airline global distribution systems, corporate travel offices and office managers and convention and visitor bureaus. Our controlled access to these channels enables us to maximize revenue yields on a day-to-day basis. We recruit sales teams locally and their incentive-based compensation is based on revenue produced.

•	Strategic Capital Improvements — We and the owners of the properties we manage plan renovations primarily to enhance a property’s appeal to targeted market segments. This is designed to attract new customers and generate increased revenue and cash flow. For example, in many of our properties, the banquet and meeting spaces have been renovated, and guest rooms have been upgraded with high speed internet access and comfortable work spaces to better accommodate the needs of business travelers so we can increase average daily rates, or ADR. We base recommendations on capital spending decisions on both strategic needs and potential rate of return on a given capital investment. While we provide recommendations and supervision of many capital improvement projects, the owners of the properties are responsible for funding capital expenditures.

•	Strategic Use of Brand Names — We believe the selection of an appropriate franchise brand is essential in positioning a hotel property optimally within its local market. We select brands based on local market

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

The following chart summarizes information on the national franchise affiliations of the properties we managed as of December 31, 2005:

	Guest		% of
Franchise	Rooms	Hotels	Rooms

Marriott®	7,234	24	11.1%
Hilton®	6,744	24	10.3%
Sheraton®	6,130	20	9.4%
Independent	5,484	26	8.4%
Hampton Inn®	4,815	37	7.4%
Holiday Inn®	4,514	22	6.9%
Wyndham®	3,972	14	6.1%
Doubletree®	3,567	12	5.5%
Courtyard by Marriott®	3,008	18	4.6%
Residence Inn by Marriott®	2,848	18	4.4%
Crowne Plaza®	2,603	8	4.0%
Radisson®	2,479	9	3.8%
Embassy Suites®	2,074	8	3.2%
Westin®	2,049	3	3.1%
Renaissance®	1,331	2	2.0%
Homewood Suites®	969	6	1.5%
Hilton Garden Inn®	884	6	1.4%
Doral®	571	2	0.9%
Four Points by Sheraton®	570	3	0.9%
Holiday Inn Select®	492	2	0.8%
Hawthorne Suites®	422	2	0.6%
Holiday Inn Express®	370	3	0.6%
Comfort Inn®	357	3	0.5%
Country Inn and Suites®	312	2	0.5%
Amerisuites®	279	2	0.4%
Economy Inn and Suites®	271	1	0.4%
Best Western®	227	3	0.3%
Ramada Inn®	161	1	0.2%
La Quinta Inn and Suites®	148	1	0.2%
Comfort Suites®	119	1	0.2%
Staybridge Suites®	108	1	0.2%
Quality Inn®	91	1	0.1%
Fairfield Inn by Marriott®	90	1	0.1%

Total	65,293	286	100.0%

•	Emphasis on Food and Beverage — We believe popular food and beverage concepts are a critical component in the overall success of a full-service hospitality property. We utilize food and beverage operations to create local awareness of our hotel facilities, to improve the profitability of our hotel operations, and to enhance customer satisfaction. We are committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. We have developed several proprietary restaurant concepts such as the locally renowned Citronelle restaurant at The Latham Hotel Georgetown located in Washington, D.C. We have also successfully placed national food franchises such as Pizza Hut®, Starbuck’s Coffee® and “TCBY”® in several of our hotels. We believe popular food concepts will strengthen our ability to attract business travelers and group meetings and improve the name recognition of our properties.

•	Commitment to Service and Value — We are dedicated to providing consistent, exceptional service and value to our customers. We conduct extensive employee training programs to ensure high-quality, personalized service. We have created and implemented programs to ensure the effectiveness and uniformity of our employee training through our centralized human resources department at our corporate office. Our practice of tracking customer comments through guest comment cards, and the direct solicitation of guest opinions regarding specific items, allows us to target investments in services and amenities at each hotel across our portfolio. Our focus on these areas has enabled us to attract business.

•	Purchasing — We have invested extensive resources to create efficient purchasing programs that offer the owner of each of the hotels we manage quality products at very competitive pricing. These programs are available to all of the properties we manage. While participation in our purchasing programs is voluntary, we believe they provide each of our managed hotels with a distinct competitive and economic edge. In developing these programs, we seek to obtain the best pricing available for the quality of item or service being sourced in order to minimize the operating expenses of the properties we manage.

•	Business Intelligence — We employ real-time, web-based reporting systems at each of our properties and at our corporate office to monitor the daily financial and operating performance of each of the properties. We have integrated information technology services through networks at many of the properties. We utilize information systems that track each property’s daily occupancy, average daily rates, and revenue from rooms and food and beverage. By having current property operating information available on a timely basis, we are better able to respond quickly and efficiently to changes in the market of each property.

Hotel Ownership
In 2005, we purchased the 329-room Hilton Concord located in the East Bay area of San Francisco, California and the 195-room Hilton Durham near Duke University, both of which are full-service hotels.
The following table provides information relating to our real estate investments as of December 31, 2005.

	Number	Our Equity
Name	of Rooms	Participation

Owned Hotels:
Hilton Concord San Francisco, East Bay	329	100.0%
Hilton Durham	195	100.0%
Joint Venture Investments:
MeriStar Investment Partners, L.P.		10.0%
Embassy Suites Philadelphia Airport	263
Embassy Suites Walnut Creek	249
Hilton Minneapolis/ St. Paul	300
Marriott Trumbull	323
Sheraton Anchorage	375
Sheraton San Diego	260
Sheraton Iowa City	234
CNL IHC Partners, L.P.		15.0%
Courtyard Hartford/ Manchester	90
Hampton Inn Houston Galleria	176
Residence Inn Hartford/ Manchester	96
Interconn Ponte Vedra, L.P.		10.0%
Marriott at Sawgrass	508
CapStar Hallmark Company LLC		50.0%
Radisson St. Louis Riverfront	440
Orchard Park Associates, L.P.		5.0%
Comfort Suites Norwich	119
Campus Associates, L.P.		12.5%
Nathan Hale Inn & Conference Center	99
Middletown Hotel Associates, L.P.		12.5%
Inn at Middletown	100

Total Hotel Rooms	4,156

We plan to expand our portfolio of owned hotels, resorts and conference centers through investments in joint ventures and selective whole-ownership opportunities, which also secures us additional full-service and select-service management contracts. We attempt to identify properties that are promising acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through our due diligence process, we seek to select those acquisition targets where we believe selected capital improvements and focused management will increase the property’s ability to attract key demand segments, demonstrate better financial performance, and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and planned operation. These plans serve as the basis for our expansion decisions and guide subsequent renovation and operating plans.

We seek to invest in properties that meet the following market and hotel criteria:
General Market Criteria

•	Economic Growth — We focus on metropolitan areas that are approaching, or have already entered, periods of economic growth. Such areas generally show above average growth in the business community as measured by job creation rates, population growth rates, tourism and convention activity, airport traffic volume, local commercial real estate occupancy, and retail sales volume. Markets that exhibit above average growth in these metrics typically have strong demand for hotel facilities and services.

•	Supply Constraints — We seek lodging markets with favorable supply dynamics for property owners. These dynamics include an absence of current new hotel development and barriers to future development such as zoning constraints, the need to undergo lengthy local development approval processes, and a limited number of suitable sites.

•	Geographic Diversification — Our managed properties are located in 41 states across the United States, the District of Columbia, Canada, and Russia. We seek to maintain a geographically diverse portfolio of properties to offset the effects of regional economic cycles. We will continue to expand into international markets as opportunities arise that meet our investment or management criteria.
Specific Hotel Criteria

•	Location and Market Appeal — We seek to invest in hotels situated near both business and leisure centers that generate a broad base of demand for hotel accommodations and facilities. These demand generators include airports, convention centers, business parks, shopping centers and other retail areas, sports arenas and stadiums, major highways, tourist destinations, major universities and cultural and entertainment centers with nightlife and restaurants. The confluence of nearby business and leisure centers will enable us to attract both weekday business travelers and weekend leisure guests. Attracting a balanced mix of business, group and leisure guests to the hotels helps to maintain stable occupancy rates and high ADR.

•	Size and Facilities — We seek to invest in additional full-service hotels with 200 to 500 guest rooms, which include accommodations and facilities that are, or can be made, attractive to key demand segments such as business, group and leisure travelers. These facilities typically include upscale guest rooms, food and beverage facilities, extensive meeting and banquet space, and amenities such as health clubs and swimming pools.

•	Potential Performance Improvements — We target under-performing hotels where intensive management and selective capital improvements can increase revenue and cash flow. These hotels represent opportunities to improve property performance by implementing our systematic management approach and targeted renovations.
We expect that our relationships throughout the lodging industry will continue to provide us with a competitive advantage in identifying, evaluating and investing in hotels that meet our criteria. We have a record of successfully managing the renovation and repositioning of hotels in situations with varying levels of service, room rates and market types. We plan to continue to manage such renovation and repositioning programs as we invest in and/or acquire new management contracts of hotels, resorts and conference centers.
Corporate Housing
We acquired BridgeStreet Accommodations Inc. in May 2000, which we refer to as “BridgeStreet.” BridgeStreet is a leading provider of corporate housing services in metropolitan markets located in the United States, the United Kingdom and France. In June 2004, we disposed of BridgeStreet Canada, Inc., the owner of our corporate housing operation in Toronto. The Canadian operations had incurred operating losses, primarily due to long-term lease commitments that did not allow us the necessary flexibility to adjust our inventory.

As of December 31, 2005, our BridgeStreet corporate housing division had 2,657 apartments under direct leases and 77 corporate housing units rented through other network partners. We also have apartment management agreements covering 108 apartments in the United Kingdom and are seeking similar management opportunities in the United States. Additionally, through the growth of our Licensed Global Partner Program, through which we license the BridgeStreet name to various local corporate housing providers throughout the United States, we have added more than 6,150 units to our distribution channel, with 19 partners signed as of December 31, 2005. Total fees and commissions for this licensing program in 2005 were approximately $0.3 million. In addition, referrals from our licensed partners produced approximately $1.0 million in additional revenues for us.
Through our BridgeStreet brand, we offer high-quality, fully furnished one-, two- and three-bedroom accommodations. These accommodations, together with the specialized service we offer, are intended to provide guests with a “home away from home.” We select our apartments based on location, general property condition and basic amenities, with the goal of providing accommodations that meet each guest’s particular needs. As a flexible accommodations service provider, we can satisfy client requests for accommodations in a variety of locations and neighborhoods, including requests for proximity to an office, school or area attraction, as well as requests for accommodations of specific types and sizes. Most of BridgeStreet’s accommodations are located within quality property complexes and include dedicated parking and access to fitness facilities, including, in many cases, pools, saunas and tennis courts. We are also able to customize accommodations to a guest’s request with items such as office furniture, fax machines and computers.
In the United States, we lease substantially all of our corporate housing units through flexible leasing arrangements. We strive to match our supply of corporate housing units accommodations with client demand in order to reduce our financial exposure under the leases. We believe our flexible leasing strategy allows us to react to changes in market demand for particular geographic locations and types of accommodations. Our corporate housing management strives to develop strong relationships with property managers to ensure that we have a reliable supply of high-quality, conveniently located accommodations.
In the United Kingdom and France, market conditions often dictate that we take a higher risk in attaining quality furnished accommodations by leasing apartments and condominiums for terms in excess of two years. We believe that this is necessary in order to have the required number of apartments and to adequately service our growing client base.
Our corporate housing accommodations generally are priced competitively with all-suite or upscale extended-stay hotel rooms even though we believe our accommodations offer more to our guests than those hotel rooms. We believe we are generally able to price our accommodations competitively due to our:

•	high-quality accommodations;

•	favored relationships with local apartment communities, which translate into better negotiated rental rates;

•	ability to lease accommodations in accordance with demand and leave unfavorable markets quickly;

•	ability to leverage our size to allow for better negotiated rates on furniture and housewares, which translates into lower direct costs; and

•	relatively lower operating cost structure through the synergistic use of technology and our best practices initiative known as “BridgeStreet Basics”.
The length of a guest’s stay in our corporate housing accommodations can range from a week to a few months or more, with the typical stay ranging from 30 to 45 days.
Key elements of our corporate housing operating strategy include the following:

•	Corporate Client Services — Our goal is to provide valuable, cost-effective housing to our corporate clients. Many of our clients’ human resource directors, relocation managers or training directors have significant, national employee lodging requirements. BridgeStreet aims to relieve our clients of the logistics and administrative burden often associated with relocating employees and/or providing them with quality, cost-effective housing for extended, but temporary assignments. We are the sole or preferred provider for a number of large national and international corporations such as Motorola, Ford Motor Company, Credit Suisse First Boston and Ernst & Young.

•	Guest Services — We strive to provide the highest quality of customer service by overseeing all aspects of a guest’s lodging experience, from preparations prior to the guest’s arrival to the moving out process. BridgeStreet maintains a representative in each city in which it operates to respond to guests’ needs. BridgeStreet’s guest services department offers customers comprehensive information services before and during their stays to help guests acclimate themselves to their new surroundings.

•	Sales and Marketing — Our corporate housing division focuses primarily on business-to-business selling. At the headquarters level, we focus on global accounts. These are large national and international companies that we believe can most benefit from our expanding national and international network. At the market level, each of BridgeStreet’s offices has corporate account specialists that call on local companies, including local branches of regional or national companies, to solicit business. Each account specialist focuses his or her efforts on the key decision makers at each company responsible for establishing and administering travel and accommodation policies. These decision makers are typically human resource directors, relocation managers or training directors. By aggressively pursuing relationships with potential clients and expanding services to existing clients, BridgeStreet seeks to become each client’s primary or sole provider of flexible accommodation services nationwide. We operate a global BridgeStreet sales force to market our worldwide capabilities to our international corporate clients. In addition, we have expanded BridgeStreet’s internet presence to supplement traditional marketing strategies and to better serve our customers.

We tailor our marketing strategy to the needs of particular clients. For example, we may market ourselves to a corporation with relocating employees by focusing on our ability to situate families in two- and three-bedroom apartments, or provide access to accommodations in both metropolitan and suburban settings, or access to accommodations that allow pets. In contrast, when marketing to potential corporate clients in need of short-term housing, we might emphasize our flexible lease terms and our ability to customize an accommodation with amenities such as office equipment, including computers, additional telephone lines and other work-related items.

We intend to continue advertising and promotional programs designed to enhance the BridgeStreet name in the flexible accommodation services industry and broaden our client base. In addition, we promote our BridgeStreet brand name by advertising in trade publications, business publications, Chamber of Commerce listings, local visitor magazines, telephone directories, the internet, periodic direct mail and e-brochure campaigns.
Key elements for the expansion of our corporate housing business include the following:

•	Local Market Share — We have offices in 15 U.S. markets as of December 31, 2005. We train all of our BridgeStreet sales employees in our sales and marketing techniques. With a better trained sales force and our management experience, we believe we will be in a better position to penetrate local markets and increase our market share.

•	Global Accounts — We believe global accounts have substantial growth potential for BridgeStreet. BridgeStreet’s current customers include a significant number of large multi-national companies with significant national and international employee lodging requirements. We plan to maximize sales to those existing corporate clients and to obtain new clients. We use a national sales and marketing program that promotes the BridgeStreet brand and highlights our national and international network, as well as our ability to serve as a central point of contact on all housing issues.

•	Licensing Program — In 2002, BridgeStreet launched a licensing program designed to extend BridgeStreet’s established network of partner properties and offer operating systems and new revenue opportunities to licensees. The licensing program is intended to expand BridgeStreet’s national and international presence to a globally branded enterprise capable of generating and maintaining fee streams from licensing and related value-added marketing and operational programs. Called the Licensed Global Partner Program, it provides regional corporate housing providers with access to BridgeStreet’s global customers, a centralized reservation system and sales and marketing support. These services are offered to licensees who meet

BridgeStreet’s stringent operational, financial and product quality standards. A Licensed Global Partner can use BridgeStreet logos and branding and is marketed as part of the BridgeStreet network. We view it as an opportunity to expand internationally and to generate additional enterprise brand value. The licensed global partners are charged a fee based on the size of their operations. We receive approximately 7.5% in commissions for placing reservations into their program. If the licensed global partner places reservations with BridgeStreet then we incur 7.5% in commissions. Additionally, we receive 1% for business referred among licensed global partners. At December 31, 2005, we had 19 partners working under this licensing program.

•	Network Partner Relationships — We have also developed a network partner relationship with other corporate housing providers in the United States and in 40 countries worldwide. Through network partner agreements, BridgeStreet may better serve our clients’ needs by expanding the number of locations where we can provide accommodations for our clients as well as have an increased inventory availability to offset the demand. In some additional markets, we intend to enter into network partner agreements with one or more leading local or regional flexible accommodation service providers having the size and quality of operations suitable for serving BridgeStreet’s client base. Network partners are not officially part of the BridgeStreet network.

Relationship with MeriStar
We and MeriStar have historically had a close operating relationship under the terms of our intercompany agreement signed at the time of our spin-off from CapStar. As of December 31, 2005, we managed 61 of the properties owned by MeriStar under long term management agreements. Meristar is our most significant owner with approximately 31% of our management fees in 2005 generated from properties we managed for MeriStar. Paul W. Whetsell, our Chairman, is the Chairman and the Chief Executive Officer of MeriStar.
On February 21, 2006, MeriStar announced that it had entered into a definitive agreement to be acquired by affiliates of Blackstone. The acquisition is expected to close during the first half of 2006. Our management agreements for 45 of the hotels Blackstone will acquire as a result of the transaction are currently in place and were not affected by the transaction, and the Blackstone entities have and will have the same rights and duties (including with respect to budget setting, asset management and termination) as MeriStar under those contracts. We are currently in discussions with Blackstone as to its plans for MeriStar and the 45 hotels. See “Risk Factors — Risk Factors Related to Our Business — Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners, potentially impacting our results of operations materially.”
The total base management fee for hotels we manage for MeriStar is 2.5% of total hotel revenue. However, with incentive fees, we have the potential to earn up to 4% of total revenues. The management agreements have initial terms of 10 years with three renewal periods of five years each. A renewal will go into effect unless we elect not to renew the agreement or there is a change in the REIT federal tax laws that would permit MeriStar to operate the hotels directly. MeriStar may terminate a management agreement for a hotel upon sale or if the hotel is destroyed and not rebuilt after a casualty. In the event of termination, MeriStar will be required to pay us termination fees as described in the bullet points below. During 2005, we recorded $5.8 million in termination fees related to hotels sold by MeriStar. MeriStar also has the right to terminate a management agreement if certain performance standards at the hotel are not met in consecutive calendar years. If a management agreement is terminated for this reason, MeriStar is not required to pay a termination fee. In addition, as described below, MeriStar acquired additional termination rights in connection with the termination of our intercompany agreement in 2004. We do not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary of MeriStar. A change in control of our company will require MeriStar’s consent.

Termination of Intercompany Agreement
Effective July 1, 2004, we and MeriStar agreed to terminate the intercompany agreement. We believe the termination of the intercompany agreement was an important step in our efforts to pursue our strategy of increasing our investment in hotels and resorts as we can now pursue real estate investment opportunities without first having to offer the opportunity to MeriStar. In connection with the termination of the intercompany agreement we agreed to modify the management agreements under which we manage the MeriStar hotels as follows:

•	MeriStar may terminate management agreements each year representing up to 600 rooms with the payment of a one-time termination fee equal to 18 months of management fees and, if all 600 rooms are not terminated in a given year, the remaining portion of the 600 rooms may be carried over to the subsequent year;

•	MeriStar may terminate a management agreement if we make an investment in a hotel that is in the competitive set of any MeriStar hotel (provided that the termination request occur between 12 and 18 months following the date of our investment); and

•	We will calculate the termination fees based upon an average of the present value of remaining estimated management fees due to us under the contract: (a) discounted as annual payments and (b) discounted based on a lump sum payment at the end of the contract term. The period during which termination fees are paid (other than as described in the first bullet point above) is extended from 30 months to 48 months and MeriStar may reduce the termination fee by providing a new hotel for us to manage to replace the terminated hotel within 30 months. We agreed to provide MeriStar with a $2.5 million credit against termination fees owed for hotels to be sold, all of which has been utilized as of December 31, 2005.
Intellectual Property and Franchises
We employ a flexible branding strategy based on each particular managed hotel’s market environment and other unique characteristics. Accordingly, we use various national trade names pursuant to licensing arrangements with national franchisors.
Generally, the third-party owners of our hotels, rather than ourselves, are parties to the franchise agreements permitting the use of the trade names under which the hotels are operated. We are a party, however, to certain franchise agreements with Marriott and Promus Hotels, Inc. The hotel owners are required to reimburse us for all costs incurred in connection with these franchise agreements. Our franchise agreements to use these trade names expire at varying times, generally ranging from 2006 to 2021. In addition, see our discussion of the BridgeStreet franchise program under “Business — Corporate Housing.” We have registered with the United States Patent and Trademark Office the trademarks “BridgeStreet®” and “Doral®”, used in our business. We utilize these trademarks in connection with managing hotels and our corporate housing business. We do not believe that the loss or expiration of any or all of our trademarks would have a material adverse effect on our business. The registrations for our marks expire at varying times, generally ranging from 2006 to 2015.
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
Environmental Law
Under various federal, state and local and foreign environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental, health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous or toxic substances. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of those hazardous or toxic substances on a property could also result in personal injury or property damage or similar claims by private parties. In addition, the presence of contamination, or the failure to report, investigate or properly remediate contaminated property, may adversely affect the operation of the property or the owner’s ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person. The operation and removal of underground storage tanks are also regulated by federal and state laws. In connection with the ownership and operation of hotels, the operators, such as us, or the owners of those properties, could be held liable for the costs of remedial action for regulated substances and storage tanks and related claims. Environmental laws and common law principles could also be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. Activities have been undertaken to close or remove storage tanks located on the property of several hotels that we own or manage. We are not currently aware of any potential material exposure as a result of any environmental claims.
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
In addition, a significant number of the hotels that we own or manage have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations require containment, abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated at these hotels at which we are aware that asbestos-containing materials are present. We are not currently aware of any potential material exposure as a result of any asbestos-related claims.
As a lessee of accommodations through our corporate housing segment, we believe our employees are either outside the purview of, exempted from or in compliance with laws in the jurisdictions in which we operate requiring real estate brokers to hold licenses. However, there can be no assurance that our position in any jurisdiction would be upheld if challenged or that any such jurisdiction will not amend its laws to require us and/or one or more of our employees to be licensed brokers. Moreover, there can be no assurance that BridgeStreet will not operate in the future in additional jurisdictions requiring such licensing.

In some of the jurisdictions in which BridgeStreet operates, we believe that we are not required to charge guests the sales and “bed” taxes that are applicable to establishments furnishing rooms to transient guests. We cannot provide assurance, however, that the tax laws in particular jurisdictions will not change or that a tax collection agency will not successfully challenge our position regarding the applicability of tax laws. We believe that we are substantially complying with the laws governing the collection and remission of such taxes in all jurisdictions where we are required to do so.
Competition
We compete primarily in the following segments of the lodging industry: the upscale and mid-priced sectors of the full-service segment and the select-service segment and resorts. We also compete with other providers of flexible accommodation services. Other full and select-service hotels and resorts compete with our properties in each geographic market in which our properties are located. Competition in the United States lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service and overall product.
In addition, we compete for hotel management contracts against numerous competitors, many of which have more financial resources than us. These competitors include the management arms of some of the major hotel brands as well as independent, non-brand-affiliated hotel managers.
Our corporate housing division competes in the corporate housing industry. In this very fragmented industry, there are few national providers and most of the competition is made up of regional and local, privately held corporate housings companies. Competition in the United States, the United Kingdom and France is based upon a number of factors, not unlike the traditional lodging segments, such as location, price, range of services and guest amenities, quality of service and facilities.
Employees
As of December 31, 2005, we employed approximately 33,000 associates, of whom approximately 29,000 were compensated on an hourly basis. We are reimbursed for wages of hotel employees by the hotel owners. Some of the employees at 28 of our hotels are represented by labor unions. We believe that labor relations with our employees are generally good.
Seasonality
Generally, hotel and corporate housing revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in tourist destinations as revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at the hotels we own or manage will cause quarterly fluctuations in revenues.
Web site Access to Reports
We will make available, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC through our home page at www.ihrco.com.
ITEM 1A.     RISK FACTORS
You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations or financial condition. Certain statements in “Risk Factors” are forward-looking statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Forward Looking Statements” for additional information about our business, results of operations and financial condition.
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
Various factors could adversely affect our ability to generate revenues on which our management fees are based. Our business is subject to all of the operating risks inherent in the lodging industry. These risks include, but are not limited to, the following:

•	changes in national, regional and local economic conditions;

•	cyclical overbuilding in the lodging industry;

•	varying levels of demand for rooms and related services;

•	competition from other hotels, resorts and recreational properties, some of which may have greater marketing and financial resources than we or the owners of the properties we manage have;

•	the creditworthiness of the owners of the hotels that we manage and the risk of bankruptcy by hotel owners;

•	uninsured property, casualty and other losses;

•	disruptions due to weather conditions and other calamities;

•	labor disturbances or shortages of labor;

•	the ability of any joint ventures in which we invest to service any debt they incur and the risk of foreclosure associated with that debt;

•	present or future environmental legislation;

•	dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;

•	decreases in air travel;

•	fluctuations in operating costs;

•	the effects of owners not funding recurring costs of operations, necessary renovations, refurbishment and improvements of hotel properties;

•	changes in technology which may lead to changes in business, commercial and leisure travel frequency and/or patterns;

•	fluctuations in demand resulting from threatened or actual acts of terrorism or hostilities;

•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

•	changes in interest rates and the availability of credit.
Demographic, geographic or other changes in one or more markets could impact the convenience or desirability of the sites of some hotels, which would, in turn, affect the operations of those hotels.

We encounter industry-related risks related to our investments in and ownership of hotels and other real estate that could adversely impact its value to us.
As we hold or acquire interests in hotel properties, we are subject to the operating risks described in the immediately preceding risk factors. With respect to hotels and real estate where we hold an ownership interest, in addition to the risks already enumerated, we have the following additional risks:

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
Many of these factors will be beyond our control. As we expand through acquisition or development of real estate, the magnitude of these risks may increase. Any of these factors could have a material and adverse impact on the value of our assets or on the revenues that can be generated from those assets. In addition, due to the level of fixed costs required to operate upscale and select-service hotels, significant expenditures necessary for the operation of these properties generally cannot be reduced when circumstances cause a reduction in revenue.
The corporate housing business model has inherent risks that could negatively impact profits on our corporate housing assets.
The corporate housing business generally operates with very low operating margins coupled with long average receivables collection cycles. In addition, unexpected declines in occupancy can lead to higher vacancy rates in the apartments we lease resulting in the costs of these uncovered leases offsetting the operating profits on the apartments that are occupied. This requires management to remain extremely diligent in evaluating and managing this business in order to maintain profitability and liquidity. While we believe we have the proper resources and senior management team in place to succeed in this industry, to the extent we were unable to maintain liquidity, the resulting impact could adversely affect our results of operations and financial position.
The economy could adversely affect the performance of hotels and our retention of our existing hotel management agreements.
The economic slowdown that occurred during 2001, 2002 and 2003 led to declines in room rates as hotels competed more aggressively for guests. As the economy enters growth cycles, it could result in the disposition by hotel owners of hotels we manage, which could result in the loss of management contracts, which could have an adverse effect on our revenues. If the economy again deteriorates, the economic slowdown may lead to an increased risk of bankruptcy by owners of hotels and/or foreclosures on the hotel properties, which may inhibit our ability to collect fees under our management agreements or may lead to their termination.
Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners, potentially impacting our results of operations materially.
If the owner of a property we manage disposes of the property, our management agreement may be terminated by the buyer. Similarly, if an owner of properties we manage is acquired, the subsequent owner may terminate our management agreements. Although the management agreements with our most significant owner,

MeriStar, contain termination fee provisions, our management agreements with other owners generally have limited or no termination fees payable to us if a hotel is sold and the agreement is terminated. The termination of management contracts as a result of hotel dispositions or otherwise could therefore have an adverse effect on our revenues. We record termination fees as management fee revenue as the related payments are received. As of December 31, 2005, approximately 83 of our management agreements had current terms scheduled to expire within two years. In addition, for certain of our owners, including MeriStar, we do not have the right to assign a management contract without prior written consent of the relevant hotel owner. A change in control of our company would require the consent of these owners.
Our owners may also terminate a management agreement if specified performance standards at the hotel are not met in consecutive calendar years. In 2004, we were notified by MeriStar that they believed that we had failed to meet the performance standards for consecutive years at 11 hotels. We have come to an agreement to pay MeriStar approximately $0.6 million associated with the underperformance of these properties and accelerate a termination right, as noted earlier in “Item 1. Business — Relationship with MeriStar.”
As of December 31, 2005, we managed 61 properties owned by MeriStar. During 2005, MeriStar sold nine hotels (one of which was the Hilton Durham, which we purchased) and in early 2006, they sold an additional 16 hotels and one golf and tennis club. We managed all 26 of these properties in 2005 and do not expect to continue to manage them after the transition period to the new owners. These properties accounted for $4.7 million, or 6.0% of our total management fees in 2005. We expect that the remaining termination fees for the 26 properties sold in 2005 and 2006 will amount to a minimum of $6.8 million.
If we are terminated as manager upon the sale of a MeriStar-owned hotel, we will receive a termination fee. The termination fees are based upon an average of the present value of remaining estimated management fees due to us under the contract (a) discounted as annual payments and (b) discounted based on a lump sum payment at the end of the contract term. Any termination fee will be paid in 48 equal monthly installments, without interest, commencing the month following the termination. MeriStar may reduce the termination fee by providing a new hotel for us to manage within 30 months of the termination of the lost management contract to replace the terminated hotel. We agreed to provide MeriStar with a $2.5 million credit against termination fees owed for hotels to be sold all of which had been utilized as of December 31, 2005. In connection with the termination of the intercompany agreement, MeriStar also received some additional termination rights, as described under “Item 1. Business — Relationship with MeriStar — Termination of Intercompany Agreement”.
On February 21, 2006, MeriStar announced that it had entered into a definitive agreement to be acquired by affiliates of Blackstone. The acquisition is expected to close during the first half of 2006. Our management agreements for 45 of the hotels Blackstone will acquire as a result of the transaction are currently in place and were not affected by the acquisition, and the Blackstone entities have and will have the same rights and duties (including with respect to budget setting, asset management and termination) as MeriStar under those contracts. We are currently in discussions with Blackstone as to its plans for MeriStar and the 45 hotels, but it is possible that Blackstone could terminate some or all of the management agreements with respect to those hotels or sell the hotels to new owners who might then terminate some or all of the agreements. Although, in most cases, Blackstone or the new owners would be required to pay us termination fees if the management agreements were terminated. The termination of these management contracts would most likely result in the write-off of management contract intangible assets of approximately $24 million and require an evaluation for potential impairment of our goodwill. These 45 hotels account for approximately 13,400 rooms and $13.8 million in management fees in 2005. Therefore, the termination of the management agreements with respect to those hotels could have a material, adverse effect on our hotel management revenues and our profitability.
A high percentage of the hotels we manage are upscale hotels, and our BridgeStreet corporate housing division primarily services business travelers and high-end leisure travelers, so we may be particularly susceptible to an economic downturn, which could have a material adverse effect on our results of operation and financial condition.
Approximately 78% of the rooms our hotel management division manages are in hotels that are classified as upscale, full-service hotels. These hotels generally command higher room rates. However, in an economic downturn, these hotels may be more susceptible to a decrease in revenues, as compared to hotels in other categories that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. The corporate housing segment is sensitive to economic conditions for the same reasons. Adverse changes in economic conditions could have a material adverse effect on our results of operations and financial condition.
Due to the lease obligations of our corporate housing division, we may not be able to adjust our cost structure as a result of changes in demand for corporate housing, thereby leading to an adverse effect on our results of operations.
Our corporate housing division has substantial commitments under leases that may not be cancelled. As a result, if demand for corporate housing decreases, we may not be able to adjust our cost structure to react to a decrease in demand, which could have an adverse effect on our results of operations. Similarly, in areas such as the United Kingdom, in which longer term leases are standard, we may not be able to readily adjust our corporate housing portfolio to take immediate advantage of shifting, advantageous growth and market conditions.
Acts of terrorism, the threat of terrorism, the ongoing war against terrorism and other factors have impacted and will continue to impact the hotel industry and all hotel companies’ results of operations.
The threat of terrorism could have a negative impact on hotel operations, causing lower than expected performance, particularly in weak economic cycles. The threat of terrorism could cause a significant decrease in hotels’ occupancy and average daily rate and result in disruptions in business and leisure travel patterns due to concerns about travel safety. Major metropolitan area and airport hotels have been adversely affected due to concerns about air travel safety and an overall decrease in the amount of air travel, particularly transient business travel. Future outbreaks of hostilities could have a material negative effect on air travel and on our business. In addition, increased security measures at airports or in major metropolitan areas may also cause disruptions to our operations.
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
We are dependent on the owners of the hotel properties we manage to fund expenditures related to those properties, and if such funds are untimely or not paid, we are required to bear the cost.
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
An important part of our growth strategy will be the investment in, and acquisition of, hotels. Continued industry consolidation and competition for acquisitions could adversely affect our growth prospects going forward. We will compete for hotel and other investment opportunities with other companies, some of which may have greater financial or other resources than we have. Competitors may have a lower cost of capital and may be able to pay higher prices or assume greater risks than would be prudent for us to pay or assume. If we are unable to make real estate investments and acquisitions, our continued growth could be impaired.
A significant factor in our strategic plan is the creation of joint ventures to acquire hospitality properties. Should we be unsuccessful in creating joint ventures, our continued growth could be impaired.
The lodging industry and corporate housing market are highly competitive.
There is no single competitor or small number of competitors that are dominant either in the hotel management, lodging or corporate housing business. We operate in areas that attract numerous competitors, some of which may have substantially greater resources than we or the owners of the properties that we manage have, including Marriott International, Inc., Starwood Hotel & Resorts Worldwide, Inc. and Hilton Hotels Corporation, among others. Competition in the lodging industry and corporate housing market is based generally on location, availability, room rates or corporate housing rates, range and quality of services and guest amenities offered. New or existing competitors could lower rates; offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. Any of these factors could adversely affect operations and the number of suitable business opportunities. In addition, we compete for hotel management contracts against numerous other companies, many of which may have more financial resources than we have. These competitors include the management divisions of the major hotel brands as well as independent, non-brand affiliated hotel managers.
Our relationship with MeriStar may lead to conflicts of interest that adversely affect our stockholders’ interests.
We have historically had a close business relationship with MeriStar, and as of December 31, 2005, we managed 61 of their properties. Paul W. Whetsell is the Chief Executive Officer of MeriStar and is the Chairman of both companies.
We and MeriStar may have conflicting views on the manner in which we manage MeriStar’s hotels, as well as our and their future acquisitions and dispositions. As a result, Mr. Whetsell may be presented with decisions that provide him the opportunity to benefit MeriStar to our detriment or benefit us to the detriment of MeriStar. Inherently, potential conflicts of interest will be present in all of the numerous transactions between us and MeriStar. In case of a potential conflict between us and MeriStar, we will form a special committee of our board of directors to consider the matter. Mr. Whetsell will recuse himself from all decision-making and deliberations relating to the matter, as will any other directors with interests in the matter.
Furthermore, because of the independent trading of the two companies, stockholders in each company may have divergent interests that could lead to conflicts of interest. The divergence of interests could also reduce the anticipated benefits of our close relationship with MeriStar.

We may have conflicts relating to the sale of hotels subject to management agreements. As described in more detail below, MeriStar will generally be required to pay a termination fee to us if it elects to sell or transfer a hotel to a person or entity that is not an affiliate of MeriStar or if it elects to permanently close a hotel after a casualty and does not replace it with another hotel with a management fee equal to that payable under the management agreement to be terminated. MeriStar’s decision to sell a hotel may, therefore, have significantly different consequences for MeriStar and us.
If MeriStar no longer qualifies as a REIT or is otherwise permitted to manage and operate hotels, our hotel management business could be adversely affected. For example, if MeriStar ceases to qualify as a REIT, it would have the right to operate newly acquired properties itself. If there is a change in the Internal Revenue Code that would permit MeriStar or one of its affiliates to operate hotels without adversely affecting MeriStar’s status as a REIT, MeriStar would not be required to enter into future renewals of our management agreements. Furthermore, the anticipated change in control of MeriStar through the purchase by Blackstone could have a negative effect on us, since our working relationship with Blackstone may not be the same as our working relationship with MeriStar.
Our international operations expose us to additional risks, which, if we fail to manage them adequately, may adversely impact our results of operations.
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
We manage three hotels in Moscow, Russia as of December 31, 2005. Our management fees earned from hotels located in Russia were $8.2 million, $6.6 million and $5.4 million, or 10.5%, 10.3% and 8.5% of total management fees for 2005, 2004 and 2003, respectively. We also manage three hotels in Canada as of December 31, 2005. Our management fees earned from hotels located in Canada were $0.8 million, $1.1 million and $1.5 million, or 1.0%, 1.7% and 2.4% of total management fees for 2005, 2004 and 2003, respectively. All of these management fees are paid in U.S. dollars.
We have receivables outstanding from our operations in Russia and former operations in Portugal of $3.3 million and $1.0 million, respectively, including the note receivable and other receivables that can only be paid upon the receipt of certain exemption letters from the IRS relating to foreign subsidiaries. These receivables are subject to the additional risks associated with international operations.
Third-party hotel owners are not required to use the ancillary services we provide, which reduces the revenue we would otherwise receive from them.
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
A significant number of the hotels that we own or manage have undergone Phase I environmental site assessments, which generally provide a non-intrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental consultant. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotel owner may be responsible. The Phase I assessments have not revealed, nor are we aware of, any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition. Nevertheless, it is possible that these environmental site assessments did not reveal all environmen-

tal liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.
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

Risk Factors Related to Our Capital Structure
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
For example, in connection with our purchase of the Hilton Concord in February 2005, we entered into an amendment to our amended and restated senior secured credit facility, referred to as the “Credit Facility,” in order to modify certain liquidity covenants that we would have otherwise failed pursuant to the purchase of the hotel. We entered into a second amendment to the Credit Facility in May 2005. We are in compliance with the amended loan covenants and expect to be in compliance for the remainder of the loan term.
While we believe that our current business plan and outlook will provide sufficient liquidity to fund our operations, a significant decline in our operations could reduce our cash from operations and cause us to be in default under other covenants in our debt agreements, leaving us unable to access our Credit Facility to supply needed liquidity to continue and implement new operations.
We will, in the future, be required to repay, refinance or negotiate an extension of the maturity of our Credit Facility. However, our ability to complete a repayment, refinancing or extension is subject to a number of conditions, many of which are beyond our control. For example, if there were a disruption in the lodging or financial markets as a result of the occurrence of one of the risks identified above under “Risk Factors Related to Our Business” or any other event, we might be unable to access the financial markets. Failure to complete a repayment, refinancing or extension of our Credit Facility would have a material adverse effect on us.
Impairments of assets or goodwill may increase the risk of default under our debt obligations.
We are required to evaluate our assets, including goodwill, annually or upon certain trigger events in order to ascertain that the historical carrying value is not less than the fair market value of the asset. Should we determine that an asset’s carrying value is less than its fair market value, the asset would be considered impaired we would record a write-down of the asset to its current fair value.
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
As of December 31, 2005, we had a deficit in working capital of $5.7 million. This deficit in working capital may require us to make additional borrowings to pay our current obligations. Such borrowings would serve to reduce amounts available to us for pursuit of our business strategy of growing through securing additional management contracts and acquiring additional hotel, resort and conference center properties.

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
Provisions of Delaware law and of our charter and bylaws may have the effect of discouraging a third party from making an acquisition proposal for us. These provisions could delay, defer or prevent a transaction or a change in control of us under circumstances that could otherwise give the holders of our common stock the opportunity to realize a premium over the then-prevailing market price of our common stock. These provisions include the following:

•	we are able to issue preferred shares with rights senior to our common stock;

•	our certificate of incorporation prohibits action by written consent of our stockholders, and our stockholders are not able to call special meetings;

•	our certificate of incorporation and bylaws provide for a classified Board of Directors;

•	our certificate of incorporation provides, with some exceptions, that holders of more than 35% of MeriStar’s equity stock may not own more than 9.9% of the shares of any class of our stock;

•	our directors are subject to removal only for cause and upon the vote of two-thirds of the outstanding shares of our common stock;

•	our bylaws require advance notice for the nomination of directors and for stockholder proposals;

•	we are subject to Section 203 of the Delaware General Corporation Law, which limits our ability to enter into business combination transactions with interested stockholders; and

•	specified provisions of our certificate of incorporation and bylaws may be amended only upon the affirmative vote of two-thirds of the outstanding shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are currently no unresolved staff comments.

ITEM 2.	PROPERTIES
We maintain our corporate headquarters in Arlington, Virginia. We maintain offices in Dallas, Texas and San Clemente, California for centralized accounting services provided to the majority of our hotels under management. In addition, our corporate housing segment leases administrative offices in most of the markets in which it operates in the United States, the United Kingdom and France.
The full-service hotels we manage generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. These facilities are designed to attract meeting and convention functions from groups and associations, upscale business and vacation travelers, and banquets and receptions from the local community.
We manage hotels in 41 states, the District of Columbia, Canada and Russia. The following tables set forth operating information with respect to the properties we managed as of December 31.

Year	Properties	Guest Rooms

2005	286	65,293
2004	306	68,242
2003	295	65,250

We lease or manage apartments throughout the United States, France and the United Kingdom. The following table sets forth operating information with respect to our corporate housing division for the years ended December 31.

	Number	Average
	of	Number
Year	Markets	of Units

2005	17	3,129
2004	17	3,257
2003	21	2,884
We own the 329-room Hilton Concord located in the East Bay area near San Francisco, CA, and the 195-room Hilton Durham near Duke University, which we purchased from MeriStar in 2005. Both are full-service hotels with amenities similar to those described above.
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
We did not submit any matters to a vote of security holders during the fourth quarter of 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE under the symbol “IHR.” As of March 1, 2006, 30,963,381 shares of our common stock were listed and outstanding, held by approximately 2,805 record holders.
The following table lists, for the fiscal quarters indicated, the range of high and low closing prices per share of our common stock in U.S. dollars, as reported on the NYSE Composite Transaction Tape.

	Stock Price

	High	Low

Fiscal 2005:
First Quarter	$5.70	$4.39
Second Quarter	4.91	4.43
Third Quarter	5.13	4.47
Fourth Quarter	4.73	4.15
Fiscal 2004:
First Quarter	$6.15	$5.21
Second Quarter	5.86	5.10
Third Quarter	5.39	4.05
Fourth Quarter	5.51	4.15
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
The merger between MeriStar Hotels & Resorts, Inc. and Old Interstate on July 31, 2002 was accounted for as a reverse acquisition with Old Interstate as the accounting acquirer and MeriStar Hotels and Resorts, Inc. as the surviving company for legal purposes. As a result, the historical financial information we present in the table below, and in the accompanying consolidated financial statements, represent the financial data for Old Interstate prior to the merger and for the combined company following the merger.
Selected Financial and Other Data
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,

	2005	2004	2003	2002	2001

Statement of Operations Data:
Revenue:
Lodging(1)	$12,656	$—	$—	$—	$921
Management fees	49,771	32,765	33,929	25,457	21,479
Management fees — related parties	28,102	31,180	30,254	14,431	3,046
Corporate housing	120,519	110,620	102,773	43,068	—
Other	11,434	14,305	15,330	17,313	15,074

	222,482	188,870	182,286	100,269	40,520
Other revenue from managed properties(2)	893,760	751,892	776,484	490,666	274,801

Total revenue	$1,116,242	$940,762	$958,770	$590,935	$315,321

Income (loss) from continuing operations	$10,986	$(2,458)	$(3,221)	$(36,553)	$(7,927)
Income (loss) from discontinued operations(3)	1,891	(3,205)	(1,230)	382	577

Net income (loss)	12,877	(5,663)	(4,451)	(36,171)	(7,350)
Mandatory redeemable preferred stock:
Dividends	—	—	—	(307)	(634)
Accretion	—	—	—	(356)	(62)
Conversion incentive payments	—	—	—	(1,943)	—

Net income (loss) available to common shareholders	$12,877	$(5,663)	$(4,451)	$(38,777)	$(8,046)

Weighted average number of basic shares outstanding (in thousands):	30,522	30,328	21,474	13,563	5,704
Basic earnings (loss) per share from continuing operations	$0.36	$(0.08)	$(0.15)	$(2.89)	$(1.51)
Basic earnings (loss) per share from discontinued operations	$0.06	$(0.11)	$(0.06)	$0.03	0.10

Basic earnings (loss) per share	$0.42	$(0.19)	$(0.21)	$(2.86)	$(1.41)

Weighted average number of diluted shares outstanding (in thousands)	30,825	30,328	21,474	13,563	5,704
Diluted earnings (loss) per share from continuing operations	$0.36	$(0.08)	$(0.15)	$(2.89)	$(1.51)
Diluted earnings (loss) per share from discontinued operations	$0.06	$(0.11)	$(0.06)	$0.03	0.10

Diluted earnings (loss) per share	$0.42	$(0.19)	$(0.21)	$(2.86)	$(1.41)

Balance Sheet Data (At End of Period):
Cash and cash equivalents	$12,929	$16,481	$7,450	$7,054	$39,040
Total assets	293,773	276,614	277,923	280,681	108,669
Debt	85,052	89,197	86,321	134,239	40,981
Mandatory redeemable preferred stock	—	—	—	—	5,070
Total equity	131,333	118,127	118,712	76,524	42,035
Total Hotel Data (unaudited):(4)
Total hotel revenue	$2,565,411	$2,278,775	$2,143,663	$2,196,671	$999,000
Number of managed properties	286	306	295	393	134
Number of managed rooms	65,293	68,242	65,250	83,053	28,316

(1)	Lodging revenue in 2005 relates to the operations of the Hilton Concord and Hilton Durham hotels, which were both purchased in 2005. The operations of the Residence Inn in Pittsburgh, which was sold in 2005, have been included in discontinued operations for all years presented.

(2)	Other revenue from managed properties includes payroll and related costs of the hotels’ employees which is contractually reimbursed to us by the hotel owners. Our statements of operations includes an equal and offsetting amount — “other expense from managed properties.”

(3)	Discontinued operations reflect the disposition of BridgeStreet Canada, Inc. in June 2004, and the sale of Residence Inn by Marriott Pittsburgh Airport in September 2005.

(4)	Represents all properties, including the previously leased hotels, for which we provide management or related services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, is intended to help the reader understand Interstate, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes, which we refer to as Notes. MD&A is organized into the following sections:

•	Overview and Outlook — A general description of our business and the hospitality industry; our strategic initiatives; the significant challenges, risks and opportunities of our business; and a summary of financial highlights and significant events.

•	Critical Accounting Policies and Estimates — A discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations — An analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

•	Liquidity, Capital Resources and Financial Position — An analysis of cash flow, sources and uses of cash, contractual obligations and an overview of financial position.
Overview and Outlook
Our Business
We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We have three reportable operating segments: hotel management, hotel ownership (through whole-ownership and joint ventures) and corporate housing. Our portfolio of managed properties is diversified by brand, franchise and ownership group. We manage hotels representing more than 30 franchise and brand affiliations and also operate 26 independent hotels. Our managed hotels are owned by more than 60 different ownership groups. As of December 31, 2005, we managed 286 properties, with 65,293 rooms in 41 states, the District of Columbia, Canada and Russia. We also owned two hotels with 524 rooms and had 2,734 apartments under lease or management in the United States, France and the United Kingdom through our BridgeStreet, corporate housing subsidiary.
Our revenues consist primarily of the following (percentages do not include “other revenue from managed properties”):

•	Management fee revenue — This consists of fees received by our hotel management segment under our management agreements as they are earned. This accounted for approximately 35% of revenues for the year ended December 31, 2005.

•	Corporate housing revenue — This consists of revenues earned by our corporate housing segment when customers stay in our leased apartments. This accounted for approximately 54% of revenues for the year ended December 31, 2005.

•	Lodging revenue — This consists of rooms, food and beverage and other department revenues from our two wholly-owned hotels. This accounted for approximately 6% of revenues for the year ended December 31, 2005.

•	Other revenue — This consists of purchasing revenue, accounting fees, technical services revenues, information technology support fees, insurance revenue and other fees. This accounted for approximately 5% of revenues for the year ended December 31, 2005.

•	Other revenue from managed properties — We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. This is offset with a corresponding expense, “other expenses from managed properties”, in our consolidated statements of operations.

Our operating expenses consist primarily of the following (percentages do not include “other expenses from managed properties”):

•	Corporate housing expenses — These costs include lease payments for apartments, furniture costs, utility costs, housekeeping costs, and costs associated with our field staff. These accounted for approximately 48% of operating expenses for the year ended December 31, 2005.

•	Lodging expenses — This includes costs associated with rooms, food and beverage and other department expenses and property operating costs related to our owned hotels. These accounted for approximately 5% of operating expenses for the year ended December 31, 2005.

•	Administrative and general expenses — These costs are associated with the management of hotels and corporate housing facilities and consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate and public company expenses. These accounted for approximately 39% of operating expenses for the year ended December 31, 2005.

•	Depreciation and amortization expenses — These costs relate to the depreciation of property and equipment and amortization of intangible assets. These accounted for approximately 4% of operating expenses for the year ended December 31, 2005.

•	Other expenses — This includes costs, such as merger and integration costs, asset impairments and write-offs and restructuring expenses. These accounted for approximately 4% of operating expenses for the year ended December 31, 2005.

•	Other expenses from managed properties — We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. This is offset with corresponding revenue, “other revenue from managed properties”, in our consolidated statements of operations.
Financial Highlights and Significant Events
Financial Highlights — Our strong operating results in 2005 were driven by excellent performance in each of our reportable segments; hotel management, corporate housing and hotel ownership.
Although the number of hotel properties in which we manage decreased at the end of 2005 compared to the end of 2004, our management fees increased 22% in 2005 compared to 2004. This is primarily due to our focus on retaining profitable management contracts, an increase in RevPAR year over year and an increase in incentive fees of $4.1 million, or 40%, which are tied directly to the operating performance of the hotels in which we manage. The increase in incentive fees is due to market conditions which exceeded our expectations and improved operating performance at our managed properties. The increase in management fee revenues also reflects an increase in termination fees of $2.9 million, or 68%, from those properties that left our system in 2005 compared to 2004.
Our corporate housing operations, in addition to an increase in revenues of nearly $10.0 million, or 9%, which was achieved while operating fewer units as compared to 2004, improved gross margins from 17.2% in 2004 to 19.6% in 2005. The improvement was driven by the strategic management of our apartment inventory cycle. By focusing on obtaining more flexible lease terms, we were able to quickly add or remove units in particular markets based on demand. As our unit inventory was more closely aligned with the current demand of our markets, we were able to increase our ADR by 7% while also improving our occupancy to well over 90%, an improvement of 3.5% from 2004. We also showed significant growth in our global account sales by becoming the sole or preferred provider for numerous international companies with corporate housing needs throughout the world.
Finally, the Hilton Concord contributed $1.6 million to our operating margins while the operating margins of the Residence Inn Pittsburgh remained flat from 2004. We also realized the benefit of successful hotel investments as two properties in which we had a joint venture ownership interest were sold in 2005, resulting in cash distributions and income of more than $5.0 million.

Significant Events — There have been numerous events in 2005 and recently in 2006 which will have an impact on our operations in 2006 and beyond.
In February 2005, we purchased the Hilton Concord in the East Bay Area near San Francisco, CA for a purchase price of approximately $32 million. In order to finance the acquisition of the Hilton Concord, we entered into a $19 million non-recourse mortgage loan. In November 2005, we purchased the Hilton Durham in Durham, NC for a total purchase price of approximately $14 million. These acquisitions are part of our long-term growth strategy to increase our hotel ownership. This will allow us to benefit from the operating profit of the hotels while also strengthening our balance sheet.
We were able to acquire certain key management contracts during the year which we expect will positively impact our long-term operations. In July 2005, we began managing the Claremont Resort & Spa in Berkeley, CA, which features 22 acres of resort amenities, 279 guest rooms, a 20,000 square foot spa and 25,000 square feet of meeting space. In September 2005, we began managing the Sheraton Myrtle Beach Convention Center Hotel, which features 402 guest rooms and is adjacent to 200,000 square feet of conference space at the convention center.
In addition to acquiring key management contracts, including, but not limited to, the ones mentioned above, we are also faced with the possibility of losing similar type contracts. In March 2005, we began operating a portfolio of 22 upscale hotels owned by a partnership consisting of a private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings. At the end of 2005, we continued to manage 15 of these properties. In 2006, we were notified that the private investment fund will be ending our management contracts and Highgate Holdings will begin managing these properties. In connection with its previously announced asset disposition program, MeriStar sold nine properties in 2005, including the Hilton Durham, which we purchased. They sold an additional 16 hotels and a golf and tennis club in 2006. We managed all 26 of these properties in 2005 and do not expect to continue to manage them after the transition period to the new owners. These 48 properties include over 11,000 rooms and accounted for $7.8 million, or 10%, of total management fees in 2005. We estimate that the remaining termination fees to be received from these properties will amount to a minimum of $6.8 million. Also, we will recognize $8.1 million of impairment losses related to the write-off of intangible assets from these management contracts.
On February 21, 2006, MeriStar announced that it had entered into a definitive agreement to be acquired by affiliates of Blackstone. The acquisition is expected to close during the first half of 2006. Our management agreements for 45 of the hotels Blackstone will acquire as a result of the transaction are currently in place and were not affected by the transaction, and the Blackstone entities have and will have the same rights and duties (including with respect to budget setting, asset management and termination) as MeriStar under those contracts. We are currently in discussions with Blackstone as to its plans for MeriStar and the 45 hotels. The 45 hotels account for approximately 13,400 rooms and $13.8 million in management fees in 2005.
We believe that this turnover in management contracts is an inherent part of our business, especially in this type of market which lends itself to a large volume of hotel transactions. By continuing to focus on our hotel operations and delivering results to the hotel owners, we believe that we will be positioned to capitalize on the rising lodging market and gain significant management contracts in 2006 and beyond.
In 2004, hurricanes damaged or closed 10 properties we managed for MeriStar. In February 2006, we and MeriStar agreed to a settlement with the insurance carrier for business interruption proceeds. In accordance with the settlement, we expect to receive business interruption proceeds of $3.2 million during the first quarter of 2006. At that point we will recognize the proceeds in our statement of operations.
In February 2006, BridgeStreet acquired Twelve Oaks Corporate Housing, a Chicago based entity with approximately 300 furnished apartment units for approximately $1.0 million. The acquisition includes the assumption of all leases related to Twelve Oaks, 14 furnished apartment complexes in and around the Chicago area, as well as the purchase of all of Twelve Oaks’ furniture and equipment. The acquisition nearly doubles our presence in the Chicago market.

Industry Overview, Strategic Initiatives and Challenges and Risks
Industry Overview — Both us, the lodging and corporate housing industries have been impacted by several events occurring over the previous several years, including the global economic downturn, the September 11th terrorist attacks, the global outbreak of SARS in 2003 and military action in Iraq. Following Hurricane Katrina, the worst natural disaster to ever affect the continental US, the local lodging industry experienced significant disruptions damaging and closing 290 hotels along coastal Louisiana and Mississippi.
Our corporate housing operations are subject to international and national conditions. As we conduct our business on a national and international level, our activities are susceptible to changes in the performance of regional and global economies. Through the end of 2003, our business had been hurt by decreases in travel resulting from the events noted above. This had negatively impacted the demand for corporate relocations and long-term assignments, two primary drivers of our corporate housing operations.
Over the last two years, the real estate industry has been in an upswing. This is directly influenced by the current economic situation both on a national and global level. We anticipate that the favorable economic environment will continue to benefit us and the lodging and corporate housing industries, as a whole. During 2005, U.S. real gross domestic product, or GDP, increased 3.5% from 2004. RevPAR has increased since 2004 and is at its highest since 2000, including the adjustment for inflation. This growth is forecasted to slow in 2006 and 2007 as the demand growth is not expected to continue at the current levels of past years. ADR and occupancy have also increased since 2004. A continuation of strong hotel demand among business, group and leisure travelers, combined with full-service and limited service hotel supply growth, enabled these increases. Looking ahead, ADR is forecasted to improve approximately 5% each year during 2006 and 2007 while occupancy is forecasted to experience minimal growth during 2006 and 2007 within the lodging industry.
Financial Targets, Growth Strategy and Operating Strategy — We were pleased with our strong financial performance in 2005 and expect to achieve similar operating results for 2006. By taking advantage of the forecasted expansion of the hotel and corporate housing industries and executing on our focused growth and operating strategies, we anticipate that we can continue to achieve solid operating results related to revenues, net income and earnings per dilutive share in 2006.
We will continue to execute on our focused growth strategy which requires expansion through four diverse yet interrelated avenues of our business. First and foremost, to continue as a leader in the hotel management industry, it is imperative that we work to secure additional management contracts on quality properties, our core business. These additional contracts will allow us to implement our operating approach at additional hotels and secure stabilized revenue streams. We are also focused on additional investments through the creation of joint ventures, in which we generally will have an ownership interest between 5% and 50%. Through these investments, which are also another vehicle to gain long-term management contracts, we are able to share in the earnings and the potential asset appreciation of these properties while continuing to earn management fees. We will seek to acquire these interests in upscale, full-service hotels, and select-service hotels, conference centers and resorts where we believe an opportunity exists to increase value through our operating expertise, market recovery and repositioning. In addition, we will identify properties that are promising acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners. We will select these acquisition opportunities where we believe selected capital improvements and focused management will increase the property’s ability to attract key demand segments, demonstrate better financial performance, and increase long-term value. Finally, we will selectively invest in corporate housing through internal growth initiatives, the purchase of corporate housing businesses and corporate housing management contracts.
Although part of achieving our goals for 2006 will result through the growth strategy discussed above, we will not be successful unless we also continue to focus on implementing our operating strategy, which was a major factor of our success in 2005. Most importantly, at our hotel properties, we re-emphasized our dedication to service, through a renewed commitment to guest satisfaction surveys, improved training of hotel employees and specialists who focus on improving the operations of designated brands under our management. Based on the operating results and feedback received at our managed properties, we have seen tangible evidence that this service commitment has produced positive results. We will also continue to rely on our ability to analyze each hotel as a unique property and identify specific opportunities for cash flow growth at each hotel in order to generate higher RevPAR and net operating income. In our corporate housing operations, we expect to continue to improve our financial performance through the use of the “SmartGrowth” model, in which we strive to match our supply of accommodations with current and anticipated client demand in order to reduce our financial exposure under leases. We believe this flexible leasing strategy allows us to efficiently react to changes in market demand for particular geographic locations and types of accommodations. We are also considering the implementation of a furniture ownership program in key markets, which would allow us to reduce operating costs associated with furnishing our rental units. In all of our business segments, we will continue to rely on the experience of our senior management teams, which have successfully managed hotels in all sectors of the lodging industry and also have extensive experience in the corporate housing industry.
Challenges and Risks — Our ability to implement our growth and operating strategies and as a result, achieve our expected financial results, could be affected by various challenges and risks. These include overall industry-related factors, which have been discussed in the Risk Factors section above, and other factors which are more specific to us. Our growth strategy, specifically the investment in, and acquisition of hotels, could be affected by continued industry consolidation and competition, which would limit the amount and nature of opportunities for us to consider. This growth could also be limited by our capital structure, as our debt agreements include restrictions which could prevent us from raising additional capital needed to take advantage of desired acquisition and investment opportunities. In addition, the market value of our common stock could make financing through an equity offering a less attractive option. Due to the significant number of hotel purchase and sale transactions in the market place, our portfolio of managed properties could be adversely impacted. If the owners of our managed properties sell their properties, we could lose additional management contracts.
Our success in 2005 also makes our key personnel attractive to other hotel management and corporate housing companies. The failure to retain these personnel could lead to losing competitive advantages which have driven our operating successes. In addition, although increases in operating costs, such as labor, utilities and insurance can partially be passed on to the customer, there is a limit to the ADR which the customer will accept. If these operating costs rise to certain levels, profit margins at our owned hotels and management fees related to our managed properties could be negatively affected.
Critical Accounting Polices and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The Company has discussed the selection of significant accounting policies and the effect of estimates with the Audit Committee of the Company’s Board of Directors. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates.
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which include our intangible assets with determinable useful lives) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. These events or circumstances may include, but are not limited to; projected cash flows which are significantly less than the most recent historical cash flows; a significant loss of management contracts without the realistic expectation of a replacement; and economic events which could cause significant adverse changes and uncertainty in business and leisure travel patterns. In our analysis to determine the recoverability of the asset’s carrying value, we make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized.
Impairment of Goodwill
We evaluate the fair value of goodwill to assess potential impairments on an annual basis, or more frequently if events or other circumstances indicate that we may not be able to recover the carrying amount of the asset. We evaluate the fair value of goodwill at the reporting unit level and make that determination based upon future cash flow projections. Assumptions used in these projections, such as forecasted growth rates, cost of capital and multiples to determine the terminal value of the reporting units, are consistent with internal projections and operating plans. We record an impairment loss when the implied fair value of the goodwill assigned to the reporting unit is less than the carrying value of one reporting unit, including goodwill.
Income Taxes
We use our judgment in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the carryforward periods. A valuation allowance is required to be established against deferred tax assets unless we determine that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.
At December 31, 2005, we have a valuation allowance of $41.3 million to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. The valuation allowance we recorded includes the effect of the limitations on our deferred tax assets arising from net operating loss carryforwards. The utilization of our net operating loss carryforwards will be limited by the provisions of the Internal Revenue Code. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.
Revenue Recognition
We earn revenue from hotel management contracts and related services, corporate housing operations and operations of our wholly owned hotels. Generally, revenues are recognized when services have been rendered. Given the nature of our business, revenue recognition practices do not contain estimates that materially affect results of operations. The following is a description of the composition of our revenues:

•	Hotel Management — Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties and fees for other related services we provide. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. We record the incentive management fees in the period that it is certain the incentive management fees will be earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management companies. Termination fees are also included in these amounts. These amounts are typically generated from properties managed for MeriStar as a result of the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty or if we are removed as manager of the property. Termination fees are recorded as revenue as they are received.

•	Corporate Housing — BridgeStreet, our corporate housing subsidiary, recognizes revenue from our corporate housing services in metropolitan markets located in the United States, the United Kingdom and Paris. We recognize fees when earned in accordance with the individual leasing contract.

•	Hotel Ownership — Lodging revenues consists of amounts primarily derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. As with management fees discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.
Results of Operations
Operating Statistics
Statistics related to our managed hotel properties, corporate housing units and wholly-owned properties include1:

	As of December 31,			Percent Change

	2005	2004	2003	’05 vs. ’04	’04 vs. ’03

Hotel Management
Properties managed	286	306	295	(6.5)%	3.7%
Number of rooms	65,293	68,242	65,250	(4.3)%	4.6%
Corporate Housing
Number of markets	17	17	21	0%	(19.0)%
Average number of units	3,129	3,257	2,884	(3.9)%	12.9%
Hotel Ownership
Number of properties	2	1	1	100.0%	0.0%
Number of rooms	524	156	156	235.9%	0.0%

(1)	Statistics related to hotels in which we manage and also hold a partial ownership interest through a joint venture have been included in hotel management.
Hotels under management decreased by a net of 20 properties as of December 31, 2005 compared to December 31, 2004, due to the following:
During 2005, Sunstone, as defined herein, acquired one additional management contract while transitioning four out of our system while MeriStar sold nine properties, eight of which we no longer manage. In March 2005, we began operating 22 upscale hotels owned by a partnership consisting of a private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings. The partnership has sold seven properties, six of which we no longer manage. In addition, we have transitioned 35 other properties out of our system, including eight properties that were owned as part of the joint venture with FelCor and have been foreclosed upon by the lender. We also added 10 other various properties.
Hotels under management increased by a net of 11 properties as of December 31, 2004 compared to December 31, 2003, due to the following:
In connection with our purchase of Sunstone, we acquired management contracts for 54 properties during October 2004. MeriStar sold 21 properties, 20 of which we no longer manage, and we also transitioned 23 other properties out of our system.

The operating statistics related to our managed hotels on a same store basis2 and our corporate housing division, were as follows:

	As of December 31,		Percent Change

	2005	2004	’05 vs. ’04

Hotel Management
RevPar	$78.07	$70.52	10.7%
ADR	$110.27	$101.70	8.4%
Occupancy	70.8%	69.3%	2.2%

	As of December 31,		Percent Change

	2004	2003	’04 vs. ’03

Hotel Management
RevPar	$69.07	$64.56	7.0%
ADR	$100.46	$96.10	4.5%
Occupancy	68.8%	67.2%	2.4%

	As of December 31,			Percent Change

	2005	2004	2003	’05 vs. ’04	’04 vs. ’03

Corporate Housing
ADR	$110.41	$103.21	$97.85	7.0%	5.5%
Occupancy	92.2%	89.1%	78.9%	3.5%	12.9%

(2)	We present these operating statistics for the periods included in this report on a same-store hotel basis. We define our same-store hotels as those which (i) are managed by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel, and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the reporting periods being reported. In addition, the operating results of hotels for which we no longer managed as of December 31, 2005 are also not included in same-store hotel results for the periods presented herein. Of the 286 properties that we managed as of December 31, 2005, 264 hotels have been classified as same-store hotels.
Revenues
The significant components of revenue were as follows (in thousands):

	As of December 31,			Percent Change

	2005	2004	2003	’05 vs. ’04	’04 vs. ’03

Lodging	$12,656	$—	$—	100.0%	0.0%
Management fees	77,873	63,945	64,183	21.8%	(0.4)%
Corporate housing	120,519	110,620	102,773	8.9%	7.6%
Other	11,434	14,305	15,330	(20.1)%	(6.7)%
Other revenue from managed properties	893,760	751,892	776,484	18.9%	(3.2)%

Total revenue	$1,116,242	$940,762	$958,770	18.7%	(1.9)%

          Lodging

•	Lodging revenue from 2005 related to the operations of the Hilton Concord and Hilton Durham hotels, which were both purchased in 2005. The operations of the Residence Inn Pittsburgh which was sold in 2005, have been included in discontinued operations for all years presented. Revenues from the Residence Inn Pittsburgh were $2.3, $3.3 and $3.4 million for 2005, 2004 and 2003, respectively.
          Management Fees

•	Management fee revenue increased in 2005 compared to 2004, partially due to improvements in our RevPAR, ADR, and occupancy. The increase in these statistics was driven by our improved operating performance and continued growth in the hotel industry. Properties managed under our Sunstone subsidiary, which was acquired in October 2004, accounted for an increase in management fees of $7.1 million, as there was a full year of operations for 2005. Incentive fees, which are tied directly to the operating performance of the hotels in which we manage, increased $4.1 million. This increase in incentive fees is evidence of positive results related to our renewed commitment to improving service at all of our hotels. We also earned an additional $1.5 million in termination fees relating to properties sold by MeriStar in 2005.

•	Revenue from management fees decreased in 2004 compared to 2003. Additional revenue generated by improvements in RevPAR, ADR, and occupancy were partially offset by the sale of 21 MeriStar properties in 2004 compared to 15 MeriStar properties in 2003. Due to the sale of these properties, termination fees increased $4.1 million. We also closed one of our subsidiary management companies during the fourth quarter of 2003, which accounted for a decrease in management fees of $3.6 million. This decrease was partially offset by the addition of 54 management contracts from the Sunstone purchase, which produced $1.2 million of additional management fees.

          Corporate Housing

•	Revenue from our corporate housing segment increased in 2005 compared to 2004, which was attributable to gains in Chicago, New York, Washington, DC, Paris and London, partially offset by the closing of the Detroit market. This increase in revenue is attributable to an increase in ADR and occupancy. Also, revenue from BridgeStreet’s network partner business increased during 2005 compared to 2004.

•	Revenue from our corporate housing segment increased in 2004 compared to 2003 due to gains in Chicago, New York, Washington, DC, and London, partially offset by the closing of the Raleigh market in the first quarter of 2004 and the disposition of the Toronto market in June 2004.
          Other

•	Other revenues decreased in 2005 compared to 2004, primarily due to a reduction in insurance revenue of $1.2 million from our captive insurance company related to a reduction in our reinsurance programs. In addition, our construction management and purchasing division generated lower revenues of $1.0 million, the majority of which is reduced project management fees from MeriStar. Fees generated for accounting services we provide decreased approximately $1.0 million as a result of managing less properties to which we provide this ancillary service in 2005.

•	Other revenues decreased in 2004 compared to 2003, primarily due to a reduction in insurance revenue of $2.2 million from our captive insurance company because of a reduction in our reinsurance programs. The decrease was offset by increased revenues generated by our construction management and purchasing division of $0.6 million and additional accounting fees of $0.5 million earned by Sunstone.
          Other Revenue from Managed Properties

•	Reimbursable expenses, which we record as other revenue and other expense from managed properties increased in 2005 compared to 2004, due to an increase in the average number of properties under management. Although we had a lower number of properties under management at the end of 2005, the majority of those properties did not leave until late in the year. Consequently, the amount of reimbursed hotel employee salaries, benefits and other expenses increased. These amounts represent the payroll and related costs of the hotels’ employees which is contractually reimbursed to us by the hotel owners.

•	Reimbursable expenses decreased in 2004 compared to 2003 as the average number of properties under management was lower in 2004 than 2003. As such, reimbursed hotel employee salaries, benefits and other expenses were also lower.

Operating Expenses by Department

•	Lodging expenses relate to the operations of the hotels purchased in 2005, the Hilton Concord and the Hilton Durham. The lodging expenses related to the Residence Inn Pittsburgh are included within discontinued operations for all periods presented. Based on the information presented on the consolidated statement of operations, the owned hotels had a gross margin of 21% in 2005.

•	Corporate housing expenses increased $5.3 million, or 5.8%, in 2005 compared to 2004. The increase in expense is primarily driven by the related increase in revenue of $9.9 million. Based on the information presented on the consolidated statement of operations, the gross margin for our corporate housing segment increased from 17.2% in 2004 to 19.6% in 2005.

•	Corporate housing expenses increased $6.3 million, or 7.4%, from 2004 compared to 2003. The increase in expense is primarily driven by the related increase in revenue of $7.8 million. Based on the information presented on the consolidated statement of operations, the gross margin for our corporate housing segment remained flat from 2003 to 2004.
Undistributed Operating Expenses
The significant components of undistributed operating expenses were as follows (in thousands):

	As of December 31,			Percent Change

	2005	2004	2003	’05 vs. ’04	’04 vs. ’03

Administrative and general	$79,219	$69,950	$68,708	13.3%	1.8%
Depreciation and amortization	9,141	9,199	12,826	(0.6)%	(28.3)%
Merger and integration costs	—	—	3,816	0.0%	(100.0)%
Restructuring and severance expenses	2,043	4,048	3,400	(49.5)%	19.1%
Asset impairments and write-offs	5,583	8,922	8,860	(37.4)%	0.7%

Total undistributed operating expenses	$95,986	$92,119	$97,610	4.2%	(5.6)%

          Administrative and General

•	Administrative and general expenses increased $9.3 million in 2005 compared to 2004. The majority of this increase is due to a $6.5 million increase in general and administrative costs from the addition of our Sunstone operations, as it was included for a full year in 2005. In addition, approximately $4.8 million relates to an increase in payroll and incentive compensation as a result of improved operations, meeting budgeted goals and commissions paid on management and incentive fees. These increases are offset by a decrease of approximately $0.6 million in expenses following the closing of one of our management subsidiaries in the fourth quarter of 2003, in connection with the termination of the certain management contracts.

•	Administrative and general expenses increased by $1.2 million in 2004 compared to 2003. This increase was primarily due to increases associated with Sarbanes-Oxley compliance, negotiations of a proposed transaction that was not consummated and incentive compensation programs, offset by the closing of our Flagstone subsidiary in the fourth quarter of 2003.
          Depreciation and Amortization

•	Although we purchased two hotels in 2005 and our net fixed assets increased more than $32 million, our depreciation and amortization expense remained flat between years. As a result of the purchase of the two hotels in 2005 we incurred an additional $1.2 million in depreciation and amortization expense. We also incurred an additional $0.3 million of amortization expense related to the management contracts with Sunstone as it was included for a full year in 2005. Offsetting these increases, throughout the year, we wrote-off a net book value of $4.7 million of terminated management contracts resulting in lower amortization expense of $1.2 million. Management contract write-offs are presented as asset impairment and write-offs. This impairment resulted from the termination of management contracts. We also incurred lower depreciation and amortization expense of $0.4 million in our corporate housing segment as a result of furniture and fixtures become fully depreciated on in early 2005.

•	Depreciation and amortization expense decreased $3.6 million, or 28.3%, in 2004 compared to 2003. This decrease is primarily due to a large number of management contracts that became fully amortized during the second quarter of 2003 and the loss of certain management contracts during 2004 and 2003. This decrease was partially offset by the increase in purchases of property and equipment during mid-2003 relating to the relocation of our corporate office.

          Merger and Integration Costs

•	The merger and integration costs in 2003 relate to our merger with Old Interstate.
          Restructuring and Severance Expenses

•	Restructuring and severance expenses decreased $2.0 million in 2005 compared to 2004. The decrease is primarily due to severance costs of approximately $1.8 million paid to our former CEO, Steve Jorns, in 2005, compared to approximately $3.2 million in severance costs for our former CEO, Paul Whetsell, in 2004.

•	Restructuring and severance expenses increased $0.6 million in 2004 compared to 2003. In 2004, restructuring consisted of $3.3 million related to severance costs for our former CEO, $570 of severance costs for other corporate personnel and $0.2 million for restructuring within our corporate housing division. In 2003, the restructuring expenses are for severance costs of corporate personnel and other restructuring costs following the 2002 merger.
          Asset Impairment and Write-offs

•	Asset impairment and write-offs decreased $3.3 million in 2005 compared to 2004 primarily due to a reduction in management contract losses of $2.5 million. In the event that a management contract is terminated early, any remaining management contract costs are immediately written-off. We also recorded impairments of approximately $1.1 million in 2004 related to two of our joint venture investments, based on purchase offers and a default on a bank loan that indicated the fair value of our investment was less than the current carrying value. The remaining asset impairments and write-offs for 2004 relate primarily to legal fees and due diligence costs of a potential merger that were expensed when we determined it would not be consummated. The remaining expense for 2005 is $0.9 million related to the formation of proposed real estate investment fund which was never finalized.

•	Asset impairment and write-offs increased marginally in 2004 compared to 2003. There was an increase in management contract losses of $3.2 million, coupled with the $1.1 million impairment charge (discussed above) in 2004, which was offset by an impairment of $4.5 million in 2003 to reduce the net book value of a joint venture investment and related note receivable to zero. This impairment was triggered when our review of the investment indicated that the future projected cash flows from the partnerships’ hotels were not sufficient to allow us to recover our investment in these partnerships and we believed the decline to be other than temporary.
Other Income and Expenses
The significant components of other income and expenses, were as follows (in thousands):

	As of December 31,			Percent Change

	2005	2004	2003	’05 vs. ’04	’04 vs. ’03

Interest expense, net	$9,283	$7,600	$10,100	22.1%	(24.8)%
Equity in earnings (losses) of affiliates	3,492	(1,056)	(1,618)	430.7%	34.7%
Gain on sale of investments and extinguishment of debt	4,658	—	13,629	100.0%	(100.0)%
Income tax expense (benefit)	7,327	(994)	4,341	837.1%	(122.9)%
Minority interest expense (benefit)	173	(45)	197	484.4%	(122.8)%
Income (loss) from discontinued operations, net of tax	1,891	(3,205)	(1,230)	159.0%	(160.6)%

          Net Interest Expense

•	Net interest expense increased $1.7 million in 2005 compared to 2004. The majority of this increase is due to additional amortization of deferred financing fees related to the refinancing in January 2005. Our average long-term debt balance throughout 2004 and 2005 did not significantly change.

•	Net interest expense decreased $2.5 million in 2004 compared to 2003, primarily due to a debt repayment of approximately $45.3 million on our senior credit facility in the fourth quarter of 2003 which caused a reduction in interest expense of $1.9 million. In addition, during the fourth quarter of 2003, in connection with the repayment noted above, we amortized an additional $0.8 million of deferred financing costs.
          Equity in Earnings (Loss) of Affiliates

•	Equity in earnings of affiliates increased $4.5 million in 2005 compared to 2004. The majority of this increase is attributable to the recognition of our share of the gain on the sale of the Hilton San Diego Gaslamp Hotel, which totaled approximately $4.3 million. Also, the Residence Inn Houston Astrodome Medical Center was sold, and our share of the gain on sale was approximately $1.1 million. These increases were partially offset by losses in our MIP joint venture, which increased approximately $0.6 million in 2005.

•	Equity in losses of affiliates decreased $0.6 million in 2004 compared to 2003, due to a reduction in losses incurred by our joint venture hotels. There were no significant sales of joint venture investments in 2003 or 2004, which generated a realized gain or loss on our investment.
          Gain on Sale of Investments and Extinguishment of Debt

•	The gain recognized in 2005 consists of $4.3 million related to the extinguishment of debt of a non-recourse promissory note and a gain of $0.3 million from the exercise of stock warrants and the subsequent sale of this investment in an unaffiliated company. In 2001, we entered into a non-recourse promissory note to fund the acquisition of an interest in a joint venture which owned eight hotels. The note provided for repayments only to be made to the extent the joint venture made distributions to us. In March 2005, the mortgage lenders, with the joint venture’s acquiescence, initiated foreclosure proceedings on the eight hotels, which were completed in September 2005. We have confirmed with the holder of the non-recourse promissory note that they do not intend to foreclose on the collateral of this note as it is now worthless and that they do not expect payment of this note except to the extent that the joint venture would make any future distributions to us. Accordingly, we derecognized the liability of $4.3 million in 2005.

•	The gain recognized in 2003 relates to the extinguishment of a term loan which was outstanding with MeriStar. We had a term loan outstanding of approximately $56.0 million and negotiated a discounted repayment of approximately $42.0 million, which generated a gain on the extinguishment.
          Income Tax Expense (Benefit)

•	The change in income tax expense for 2005 compared to 2004 was driven by change in the effective tax rate from (29)% to 40%. The change in our rate is primarily due to our change from a loss to an income position. While we produced losses in 2004, we continue to recognize expense related to permanent book-tax differences and our foreign operations.

•	The change in income tax expense (benefit) for 2004 compared to 2003 was primarily caused by the recognition of the gain on extinguishment of debt in 2003 and permanent book-tax differences as well as significant foreign taxes in 2003.
          Income (Loss) from Discontinued Operations, Net of Tax

•	Income from discontinued operations increased $5.1 million in 2005 compared to 2004. Discontinued operations include the operations of the Pittsburgh Airport Residence Inn by Marriott (disposed in September 2005) and the Toronto market of the corporate housing segment (disposed in June 2004).

•	Loss from discontinued operations increased $2.0 million in 2004 compared to 2003 primarily due to an impairment loss of $2.9 million recorded on the assets of the Residence Inn Pittsburgh by Marriott in 2004.
Liquidity, Capital Resources and Financial Position
Key metrics related to our liquidity, capital resources and financial position are as follows (in thousands):

	As of December 31,			Percent Change

	2005	2004	2003	’05 vs. ’04	’04 vs. ’03

Cash provided by operating activities	$34,502	$16,210	$5,614	112.8%	188.7%
Cash used in investing activities	(33,265)	(7,571)	(15,266)	(339.3)%	54.4%
Cash provided by (used in) financing activities	(4,279)	69	8,946	>(500.0)%	(99.2)%
Working capital	(5,723)	(1,088)	(8,349)	(426.0)%	87.0%
Cash Interest Expense	(7,139)	(6,968)	(8,935)	(2.5)%	22.0%
Debt Balance	85,052	89,197	86,321	(4.6)%	3.3%
Operating Activities
The increase in cash provided by operating activities from 2005 to 2004 was primarily driven by the significant increases in operating income and net income. When comparing cash provided by operating income from 2004 to 2003, after removing a one-time non-cash gain on refinancing of $13.6 million in 2003, net income increased by $12.4 million from 2003 to 2004. This increase in net income was the primary driver of the increase in cash provided by operating activities between these years.
Investing Activities
The major components of the increase in cash used in investing activities from 2005 to 2004 were:

•	The purchase of two hotels, the Hilton Concord and Hilton Durham, in 2005 for a total net purchase price of approximately $46.0 million. These purchases were offset by the sale of the Residence Inn Pittsburgh for $11.0 million. There were no hotel acquisitions or dispositions in 2004.

•	The above was offset by the receipt of cash distributions of approximately $6.7 million in 2005 related to our share of the sale of three hotels in which we held a partial ownership interest through a joint venture. In 2004, we made cash contributions of approximately $2.2 million related to various investments in joint ventures.
The major components of the decrease of cash used in investing activities from 2004 to 2003 were:

•	The purchase of property and equipment as well as leasehold improvements related to the relocation of our corporate offices to Arlington, VA in 2003 totaling approximately $7.9 million.

•	An increase in the restricted cash balance of approximately $3.0 million. Our insurance subsidiary has restricted cash, which is determined based on statutory requirements and is directly related to premiums written during the year. We also have restricted cash at our purchasing subsidiary, which represents cash that our clients have advanced to us for capital projects. These balances will fluctuate due to the timing and status of various projects at year-end.

•	The above changes were offset by the acquisition of Sunstone in 2004 for $8.0 million. The majority of the purchase price was allocated to goodwill and intangible assets, as management contract costs.
Financing Activities
In 2005 and 2004, we borrowed approximately the same amount of long-term debt that we repaid resulting in no net effect on cash from financing activities. The change in financing activities was due to additional financing fees of approximately $4.0 million, incurred in 2005 in connection with the refinancing of our long-term debt.

The change in cash from financing activities from 2003 to 2004 was due to a public equity offering in 2003, in which we offered 8,500,000 shares of our common stock, par value $0.01 per share, at a price of $5.25 per share. The underwriters also exercised their over-allotment option for an additional 601,900 shares. Our net proceeds from the equity offering amounted to approximately $45.0 million. The net proceeds were used to reduce our debt balance under our senior credit facility by approximately $34.0 million. We also incurred additional financing fees in 2003 of approximately $1.9 million related to a subordinated term loan.
Liquidity
Liquidity Requirements — Our known short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including: corporate related expenses such as payroll and related benefits, legal costs, and other costs associated with the management of hotels and corporate housing facilities; interest expense and scheduled principal payments on our outstanding indebtedness; and capital expenditures, which includes renovations and maintenance at our owned hotels, apartment furnishings at our corporate housing apartments and various corporate additions.
Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities and costs associated with potential acquisitions. Our Credit Facility matures in January 2008, and a non-recourse mortgage loan matures in March 2008. We will continue to implement our growth strategy by seeking acquisitions of wholly-owned and joint venture interests in hotel properties. We are also interested in investment opportunities to acquire hotel management businesses and management contracts. In addition, we will selectively invest in corporate housing through the purchase of corporate housing businesses and corporate housing management contracts.
We have historically satisfied our short-term liquidity requirements through cash provided by our operations. We believe that amounts available under our Credit Facility and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements for at least the next 12 months. However, our short-term liquidity could be influenced by various factors. In today’s market, in which there is a large volume of hotel purchase and sale transactions, we have a greater risk of management contract attrition and, conversely, also an increased opportunity to gain management contracts. We believe that our risk related to this turnover is partially mitigated due to our size and diversity across owners and brand affiliations. In addition, our contracts are structured such that we typically earn a termination fee if the contract is terminated early due to change of control. This allows us to use the additional cash flow from terminated management contracts either to pay down debt or attempt to replace that earnings stream through investment pursuant to our growth strategy. The overall economy is also a factor in the uncertainty and variability of our cash flows. To the extent business and leisure travel is declining, we will see a decrease in our earnings and therefore our cash flow.
We have historically satisfied our long-term liquidity requirements through various sources of capital, including cash provided by operations, bank credit facilities, long-term mortgage indebtedness and the issuance of equity. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders. Under the revolving loan of our Credit Facility, we have a total capacity of $55.0 million, of which there is approximately $34.5 million available to borrow as of December 31, 2005. Additionally, we must maintain compliance with quarterly financial covenants, including debt coverage ratio and interest coverage ratios and a minimum net worth in order to continue to have funds available to borrow under our Credit Facility. In connection with the purchase of the Hilton Concord hotel in February 2005, we entered into amendments to our Credit Facility in February 2005 and May 2005 to give us greater flexibility on the related covenant tests. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of December 31, 2005, we were in compliance with all financial covenants.
Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions and market perceptions about our Company. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.
Expectations for 2006 — We expect to use additional cash flows from operations and amounts available under the Credit Facility to pay required debt service, income taxes and make planned capital purchases for our wholly-owned hotels and corporate housing. This includes renovations and regular capital expenditures for maintenance. Any additional cash available will be put toward investments, such as whole-ownership or joint venture ownership of hotels, which meet the focus of our investment strategy. If none of these investments become available, we will pay down debt with excess cash flow until those investments become available. A joint venture investment would most likely be financed through our current working capital, cash flows from operations and the revolving term loan of our Credit Facility. An acquisition of a wholly-owned hotel would likely be financed through a combination of our cash flows from operations, the revolving term loan of our Credit Facility and non-recourse mortgage debt.
Senior Credit Facility — In January 2005, we entered into an amended and restated senior secured credit facility with various lenders. The Credit Facility, as previously defined, which is scheduled to mature on January 14, 2008, provides aggregate loan commitments for a $53.0 million term loan and a $55.0 million revolving loan. When we entered into the amended Credit Facility, we borrowed approximately $87.2 million, including the entire $53.0 million term loan and $34.2 million under the revolving loan, leaving $20.8 million outstanding. As of December 31, 2005, we repaid $7.5 million of the term loan, leaving $45.5 million outstanding. We had $20.5 million outstanding under our revolving loan, leaving approximately $34.5 million of availability. We are required to make quarterly payments of $1.3 million on the term loan until its maturity date.
The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of December 31, 2005, based on those financial tests, borrowings under the revolving loan bore interest at a rate of LIBOR plus 350 basis points (a rate of 7.94% at December 31, 2005) and borrowings under the term loan bore interest at a rate of LIBOR plus 450 basis points (a rate of 8.94% at December 31, 2005).
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
In connection with the purchase of the Hilton Concord hotel, we entered into amendments to our senior credit facility in February 2005 and May 2005 in order to modify certain liquidity covenants that we would have otherwise failed pursuant to the purchase of the hotel. At December 31, 2005, we are in compliance with the amended loan covenants and expect to be in compliance for the remainder of the loan term.
Mortgage Debt — In February 2005, we entered into a $19.0 million non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. We are required to make interest-only payments until the loan matures in March 2008. The loan bears interest at a rate of LIBOR plus 225 basis points (rate of 6.50% at December 31, 2005).
Shelf Registration Statement — In August 2004, we filed a Form S-3 shelf registration statement registering up to $150.0 million of debt securities, preferred stock, common stock and warrants. The registration statement also registered the 6,232,716 shares of our common stock held by CGLH Partners I, LP and CGLH Partners II, LP, which are beneficially owned by certain of our directors. The CGLH Partnerships have the right to include their shares in the registration statement pursuant to a registration rights agreement they executed with us at the time of our July 2002 merger with Interstate Hotels Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements — The following table summarizes our contractual obligations at December 31, 2005 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

			Payment terms
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 year

Senior credit facility — revolving loan(a)	$20,526	$—	$20,526	$—	$—
Senior credit facility — term loan(a)	45,526	3,750	41,776	—	—
Mortgage debt(a)	19,000	—	19,000	—	—
Estimated interest payments on long-term debt(b)	14,452	7,214	7,238	—	—
Non-cancelable apartment leases(c)(d)(e)	82,297	30,160	26,215	13,561	12,361
Non-cancelable office leases(c)	26,365	3,882	7,553	6,376	8,554

Total	$208,166	$45,006	$122,308	$19,937	$20,915

(a)	For principal repayment obligations with respect to our long-term debt, see Note 7 to our consolidated financial statements. We expect to settle such long-term debt by several options, including cash flows from operations and issuance of other long-term debt.

(b)	To estimate interest payments on our long-term debt, which is variable-rate debt, we estimated interest rates and payment dates based on our determination of the most likely scenarios for each relevant debt instrument. We expect to settle such interest payments with cash flows from operations or short-term borrowings.

(c)	The non-cancelable leases shown in the table include the minimum annual rental commitments related to our leased apartments for our corporate housing division and the office space for our corporate offices. The office lease obligations shown in the table above have not been reduced by minimum payments to be received related to a non-cancelable sublease at our corporate offices. These offsetting payments aggregate to approximately $8.2 million through August 2013. The Company remains secondarily liable under this sublease in the event that the sublessee defaults under the sublease terms. The Company does not believe that material payments will required as a result of the secondary liability provisions of the primary lease agreement.

(d)	The non-cancelable leases also includes the leases assumed, related to the 14 furnished apartment complexes as a result of the purchase of the Twelve Oaks in February 2006.

(e)	Our corporate housing division signed an agreement to manage two apartment buildings in London. We expect to begin managing these units in May 2006. As part of the agreement we will guarantee the owner a minimum annual rental payment of approximately $1.5 million, with increases of 2.5% per annum for the first five years. We are including the annual rent guarantee in the above table using a March 1, 2006 exchange rate. In addition, included in these amounts is a minimum revenue guarantee to the owner on a management contract we entered in January 2005. As part of the agreement, we have guaranteed the owner, an annual payment of $1.1 million for three years commencing July 2005.
We also have the following commitments and off-balance sheet arrangements currently outstanding:

•	Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $2.0 million to these hotel owners in the form of investments or loans, if requested. As the timing of these future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion, they are not included in the above table.

In January 2006, BridgeStreet entered into a 15-year management agreement to operate two apartment buildings with a leading London developer. The agreement is expected to commence in the second quarter of 2006. As part of the terms of the agreement, BridgeStreet has guaranteed the developer an annual payment of approximately $1.5 million, with increases of 2.5% per year for the first five years. This equates to a reduction in normalized rent expense for that market of 19%.

•	Letters of Credit — We have a $1.5 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2006. The Company is required by the property insurance carrier to deliver the letter of credit to cover their losses in the event we default on payments to the carrier. Accordingly, the bank has required us to restrict a portion of our cash equal to the amount of the letter of credit. We also have a $750,000 letter of credit outstanding from Societe Generale in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. The letter of credit expires on June 2, 2006. The Company is required by the insurance carrier to deliver the letter of credit to cover their risk in the event the properties default on their required payments related to the surety bonds.

•	Equity Investment Funding — In connection with our equity investments in hotel real estate, we are partners or members of various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. The timing and amount of such contributions of capital, if any, is currently unknown and is therefore not reflected in the chart set forth above. We have minority interests in seven hotel real estate limited partnerships and limited liability companies. We do not guarantee the debt or other obligations of any of these investments.

•	Insurance Matters — As part of our management agreement services to a hotel owner, we generally obtain casualty (workers compensation and liability) insurance coverages for the hotel. In December 2002, one of the carriers we used to obtain casualty insurance coverages was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient settlement of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts. Prior to January 2001, we leased certain hotels from owners. We are responsible for claims related to leased hotels.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. We have received documentation validating the nature and amount of the invoiced amount. Based on this information we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks, the estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly, there is no effect on the statement of operations in 2005. We will aggressively pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with them regarding the contractual amounts due to us. To the extent we do not collect sufficiently on our receivable, we would vigorously attempt to recover any additional amounts from our owners.

•	Sunstone Liabilities — We purchased Sunstone Hotel Properties, Inc, which we refer to as “Sunstone”, on October 26, 2004. As part of the purchase we assumed the liabilities of that company which included certain employee related liabilities such as workers’ compensation and liabilities under a defined benefit pension plan. We are indemnified by Sunstone Hotel Investors, which we refer to as “Sunstone REIT”, for these liabilities. We recorded the liabilities for workers’ compensation and the pension plan on our balance sheet and recorded a receivable for the same amount from the owner, Sunstone REIT, at the time of the purchase. In addition, we also have a $5.0 million letter of credit outstanding from Sunstone REIT, for these and other assumed liabilities. To the extent Sunstone REIT would be unable to reimburse us for these liabilities and they would exceed the amount outstanding on their letter of credit to us, we would be primarily liable.
Forward-Looking Statements
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Annual Report on Form 10-K and the information incorporated by reference herein, we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, Adjusted EBITDA and cash flow. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and other similar terms and phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that are not yet determinable and could cause actual results to differ materially from those expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K and the documents incorporated by reference herein. In addition to the risks related to our business, the factors that could cause actual results to differ materially from those described in the forward- looking statements include, among others, the following:

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
These factors and the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made or incorporated by reference in this Annual Report on Form 10-K. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not undertake to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2005, all of our debt is at variable rates based on current LIBOR rates.
In January 2005, we entered into an amended and restated senior secured credit facility, referred to as the Credit Facility, with various lenders. The Credit Facility replaces our previous senior secured credit facility and provides aggregate loan commitments for a $53.0 million term loan and a $55.0 million revolving loan. The scheduled maturity of the Credit Facility is January 14, 2008. The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of December 31, 2005, based on those financial tests, borrowings under the revolving loan bore interest at a rate of LIBOR plus 350 basis points (rate of 7.94% at December 31, 2005) and borrowings under the term loan bore interest at a rate of LIBOR plus 450 basis points (rate of 8.94% at December 31, 2005).
When we entered into the Credit Facility, we borrowed approximately $87.2 million, including the entire $53.0 million term loan and $34.2 million under the revolving loan. We used those amounts to repay an existing $40.0 million subordinated term loan and $43.5 million outstanding under our previous credit facility. As of December 31, 2005, we have repaid $7.5 million of term loans and had $20.5 million outstanding under our revolving loan, leaving approximately $34.5 million of availability. We are required to make quarterly payments of $1.3 million on the term loan until its maturity date.
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
In February 2005, we entered into a $19.0 million non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. We are required to make interest-only payments until the loan matures in March 2008. The loan bears interest at a rate of LIBOR plus 225 basis points (rate of 6.50% at December 31, 2005). In connection with the purchase of the Hilton Concord hotel, we entered into amendments to our senior credit facility in February 2005 and May 2005 in order to give us greater flexibility on the related covenant tests. At December 31, 2005, we are in compliance with the amended loan covenants and expect to be in compliance for the remainder of the loan term.
In February 2005, we entered into a $19.0 million, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 6.65% and is scheduled to mature on March 1, 2008. In March 2005, we entered into a $55.0 million, three-year interest rate cap agreement related to our Credit Facility, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 5.75% and is scheduled to mature on January 14, 2008. At December 31, 2005, the total fair value of these interest rate cap agreements was a gain of approximately $55,000. The change in fair value of these interest rate cap agreements are reflected in earnings.
Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $930,000, $600,000 and $940,000 for the years ended December 31, 2005, 2004 and 2003.

Exchange Rate Risk
Our international operations are subject to foreign exchange rate fluctuations. We derived approximately 18.1%, 17.7% and 16.6% of our revenues, excluding reimbursed expenses, from services performed in Canada, the United Kingdom, France and Russia for the years ended December 31, 2005, 2004 and 2003, respectively. Our foreign currency translation gains and (losses) of $(520,000), $(30,000) and $550,000 for the years ended December 31, 2005, 2004 and 2003, respectively, are included in accumulated other comprehensive income (loss) in our statement of operations. To date, since most of our foreign operations have been largely self-contained or dollar-denominated, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. In the event that we have large transactions requiring currency conversion we would reevaluate whether we should engage in hedging activities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Interstate Hotels & Resorts, Inc.:
We have audited the accompanying consolidated balance sheets of Interstate Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
McLean, Virginia
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Interstate Hotels & Resorts, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A of the Annual Report on Form 10-K, that Interstate Hotels & Resorts, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
McLean, Virginia
March 14, 2006

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$12,929	$16,481
Restricted cash	3,209	690
Accounts receivable, net of allowance for doubtful accounts of $2,011 in 2005 and $3,090 in 2004	41,456	32,765
Due from related parties, net of allowance for doubtful accounts of $1,800 in 2005 and $836 in 2004	6,001	12,368
Prepaid expenses and other current assets	9,287	9,012

Total current assets	72,882	71,316
Marketable securities	1,503	2,320
Property and equipment, net	52,070	19,981
Investments in and advances to affiliates	7,686	11,541
Notes receivable	6,190	5,180
Deferred income taxes	11,925	18,312
Goodwill	96,809	96,802
Intangible assets, net	44,708	51,162

Total assets	$293,773	$276,614

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,508	$5,651
Accrued expenses	70,347	61,003
Current portion of long-term debt	3,750	5,750

Total current liabilities	78,605	72,404
Deferred compensation	1,474	1,706
Long-term debt	81,302	83,447

Total liabilities	161,381	157,557
Minority interests	1,059	930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 30,609,935 and 30,436,476 shares issued and outstanding at December 31, 2005 and 2004, respectively	306	304
Treasury stock	(69)	(69)
Paid-in capital	190,023	188,868
Accumulated other comprehensive income	64	892
Accumulated deficit	(58,991)	(71,868)

Total stockholders’ equity	131,333	118,127

Total liabilities, minority interests and stockholders’ equity	$293,773	$276,614

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,

	2005	2004	2003

Revenue:
Lodging	$12,656	$—	$—
Management fees	49,771	32,765	33,929
Management fees-related parties	28,102	31,180	30,254
Corporate housing	120,519	110,620	102,773
Other	11,434	14,305	15,330

	222,482	188,870	182,286
Other revenue from managed properties	893,760	751,892	776,484

Total revenue	1,116,242	940,762	958,770
Operating expenses by department:
Lodging expenses	10,009	—	—
Corporate housing	96,868	91,592	85,270
Undistributed operating expenses:
Administrative and general	79,219	69,950	68,708
Depreciation and amortization	9,141	9,199	12,826
Merger and integration costs	—	—	3,816
Restructuring and severance expenses	2,043	4,048	3,400
Asset impairments and write-offs	5,583	8,922	8,860

	202,863	183,711	182,880
Other expenses from managed properties	893,760	751,892	776,484

Total operating expenses	1,096,623	935,603	959,364

OPERATING INCOME (LOSS)	19,619	5,159	(594)
Interest income	980	1,005	917
Interest expense	(10,263)	(8,605)	(11,017)
Equity in earnings (losses) of affiliates	3,492	(1,056)	(1,618)
Gain on sale of investments and extinguishment of debt	4,658	—	—
Gain on refinancing term loan from related party	—	—	13,629

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	18,486	(3,497)	1,317
Income tax (expense) benefit	(7,327)	994	(4,341)
Minority interest (expense) benefit	(173)	45	(197)

INCOME (LOSS) FROM CONTINUING OPERATIONS	10,986	(2,458)	(3,221)
Income (loss) from discontinued operations, net of tax	1,891	(3,205)	(1,230)

NET INCOME (LOSS)	12,877	(5,663)	(4,451)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(521)	(34)	553
Unrealized (loss) gain on investments	(307)	89	433

COMPREHENSIVE INCOME (LOSS)	$12,049	$(5,608)	$(3,465)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.36	$(0.08)	$(0.15)
Discontinued operations	0.06	(0.11)	(0.06)

Basic and dilutive earnings (loss) per share	$0.42	$(0.19)	$(0.21)

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
	Common	Treasury	Paid-in-	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total

Balance at December 31, 2002	$205	$(46)	$138,268	$(61,754)	$(149)	$76,524
Options exercised	3	—	662	—	—	665
Effect of options accounted for using variable Plan accounting	—	—	125	—	—	125
Conversion of operating partnership units	1	—	704	—	—	705
Issuance of common stock in equity offering	91	—	44,037	—	—	44,128
Options expense	—	—	53	—	—	53
Treasury shares repurchased	—	(23)	—	—	—	(23)
Net loss	—	—	—	(4,451)	—	(4,451)
Other comprehensive income, net of tax	—	—	—	—	986	986

Balance at December 31, 2003	300	(69)	183,849	(66,205)	837	118,712
Options exercised	1	—	816	—	—	817
Conversion of operating partnership units	1	—	1,095	—	—	1,096
Additional costs of equity offering	—	—	(69)	—	—	(69)
Options expense	—	—	319	—	—	319
Issuance of restricted stock	2	—	2,858	—	—	2,860
Net loss	—	—	—	(5,663)	—	(5,663)
Other comprehensive income, net of tax	—	—	—	—	55	55

Balance at December 31, 2004	304	(69)	188,868	(71,868)	892	118,127
Options exercised	—	—	137	—	—	137
Options expense	—	—	260	—	—	260
Issuance of restricted stock	2	—	758	—	—	760
Net income	—	—	—	12,877	—	12,877
Other comprehensive loss, net of tax	—	—	—	—	(828)	(828)

Balance at December 31, 2005	$306	$(69)	$190,023	$(58,991)	$64	$131,333

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2005	2004	2003

OPERATING ACTIVITIES:
Net income (loss)	$12,877	$(5,663)	$(4,451)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	9,141	9,199	12,826
Equity in (earnings) losses of affiliates	(3,492)	1,056	1,618
Operating distributions from unconsolidated entities	375	713	274
Asset impairments and write-offs	5,583	8,922	8,860
Amortization of deferred financing fees	2,697	631	1,566
Minority interest	173	(45)	197
Deferred income taxes	6,334	(2,005)	1,131
Gain on refinancing	—	—	(13,629)
Gain on sale of investment and forgiveness of debt	(4,658)	—	—
Grant of stock for payment of severance	—	3,181	—
Discontinued operations:
Depreciation	155	486	640
Asset impairment and write-offs	—	2,885	—
(Gain) loss on sale	(2,545)	376	—
Changes in assets and liabilities:
Accounts receivable, net	(9,733)	(17,468)	(10,654)
Prepaid expenses and other current assets	2,197	492	4,280
Accounts payable and accrued expenses	9,394	9,216	4,357
Due from related parties	6,367	3,347	(2,603)
Other changes in asset and liability accounts	(363)	887	1,202

Cash provided by operating activities	34,502	16,210	5,614

INVESTING ACTIVITIES:
Proceeds from the sale of investments and hotels	483	522	—
Proceeds from the sale of discontinued operations	10,488	—	—
Change in restricted cash	(2,519)	2,560	(1,884)
Purchases of property and equipment	(47,158)	(2,237)	(8,696)
Additions to intangible assets	(1,662)	(8,775)	(1,686)
Contributions to unconsolidated entities	(594)	(2,237)	(2,441)
Distributions from unconsolidated entities	7,717	—	—
Changes in notes receivable	(20)	2,596	(559)

Cash used in investing activities	(33,265)	(7,571)	(15,266)

FINANCING ACTIVITIES:
Proceeds from borrowings	120,200	40,000	104,500
Repayment of borrowings	(120,622)	(39,125)	(138,400)
Proceeds from issuance of common stock	137	751	44,787
Cash paid for redemption of preferred operating partnership units	—	(1,310)	—
Financing fees paid	(3,994)	(247)	(1,918)
Common stock repurchased and retired	—	—	(23)

Cash provided by (used in) financing activities	(4,279)	69	8,946

Effect of exchange rate on cash	(510)	323	1,102
Net increase (decrease) in cash and cash equivalents	(3,552)	9,031	396
CASH AND CASH EQUIVALENTS, beginning of year	16,481	7,450	7,054

CASH AND CASH EQUIVALENTS, end of year	$12,929	$16,481	$7,450

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$7,139	$6,968	$8,935
Income taxes	$1,412	$2,426	$2,163
The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1.	BUSINESS SUMMARY
Description of Business
We are the largest independent U.S. hotel management company not affiliated with a hotel brand, measured by number of rooms under management. We have three operating divisions; hotel management, corporate housing and hotel ownership, each of which are reportable operating segments.
We manage a portfolio of hospitality properties and provide related services in the hotel, resort, conference center and golf markets. Our portfolio is diversified by franchise and brand affiliations. The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications and centralized accounting. As of December 31, 2005, we managed 286 properties, with 65,293 rooms in 41 states, the District of Columbia, Canada, and Russia.
Our corporate housing division is operated through our BridgeStreet subsidiary. This division provides apartment rentals for both individuals and corporations with a need for temporary housing as an alternative to purchasing long-term apartment rentals or prolonged hotel stays for individuals. As of December 31, 2005, we had 2,734 apartments under lease or management in the United States, France and the United Kingdom.
We also own two hotel properties and hold non-controlling joint venture equity interests in seven joint ventures, which hold ownership interests in 15 of our managed properties as of December 31, 2005.
Our subsidiary operating partnership, Interstate Operating Company, L.P, indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. Certain independent third parties and we are limited partners of the partnership. The interests of those third parties are reflected in minority interests on our consolidated balance sheet. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We own more than 99% of the subsidiary operating partnership.
Merger with MeriStar Hotels & Resorts
On July 31, 2002, MeriStar Hotels & Resorts, and Interstate Hotels Corporation, which we refer to as “Old Interstate”, merged, and MeriStar Hotels and Resorts changed its name to Interstate Hotels & Resorts, Inc. The transaction was a stock-for-stock merger of Old Interstate into MeriStar Hotels & Resorts in which Old Interstate stockholders received 4.6 shares of new Interstate common stock for each share of Old Interstate stock outstanding. Holders of MeriStar Hotels & Resorts common stock and partnership units in its operating partnership continued to hold the same amount of stock and partnership units in new Interstate following the merger. In connection with the merger, the holders of Old Interstate’s convertible debt and preferred stock converted those instruments into shares of new Interstate common stock. Immediately following the merger, we affected a one-for-five reverse stock split.
In accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the provisions of Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” we treated the merger as a purchase for financial reporting purposes. Old Interstate was considered the acquiring enterprise for financial reporting purposes and established a new accounting basis for MeriStar Hotels & Resorts’ assets and liabilities based upon their fair values as of July 31, 2002, the effective date of the merger. The merger was accounted for as a reverse acquisition, with Old Interstate as the accounting acquirer and MeriStar Hotels & Resorts as the surviving company for legal purposes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
Our consolidated financial statements are prepared in accordance with U.S. GAAP. These statements include our accounts and the accounts of all of our majority owned subsidiaries. Additionally, if we determine that we hold an interest in a variable interest entity within the meaning of Financial Accounting Standards Board, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” and that our variable interest will absorb a majority of the entities expected losses, or receive a majority of the expected revenues, or both, to the extent they occur, then we will consolidate the entity. Our investments in joint ventures, which we refer to as “JV”, over which we exert significant influence, but do not control the financial and operating decisions of the JV, are accounted for as equity method investments. Consolidated net income includes our share of the net earnings of these joint ventures. We consolidate entities when we own over 50% of the voting shares of a company or the majority of the general partner interest of a partnership, assuming the absence of other factors determining control. Other control factors we consider include the ability of minority owners to participate in or block management decisions. We own 100% of the Hilton Concord near the East Bay area of San Francisco and the Hilton Durham, which are consolidated in our financial statements. We eliminate all significant intercompany balances and transactions. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current-year presentation.
Use of Estimates
Preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on our best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such estimates would materially affect the financial statements in any individual year. Significant estimates effecting our financial statements relate to accounting for impairment of long-lived assets, impairment of goodwill, income taxes and revenue recognition.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of cash reserves statutorily required to be held by our captive insurance subsidiary for insurance we provide to our managed hotels; escrows required on the Hilton Concord hotel; and working capital from our owners to purchase goods for renovation projects that our purchasing subsidiary oversees.
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts receivable when we determine it is more likely than not a specific account will not be collected and provide a general reserve for the population of our accounts that we believe may become uncollectible based on current business conditions. Bad debt expense and net write-offs were not material in any of the periods presented.
Marketable Securities
We provide the benefit of a deferred compensation plan for certain employees, allowing them to make deferrals upon which we will match up to certain thresholds defined in the plan. The investments in the plan, which consist primarily of mutual funds, are recorded at market value with corresponding gains or losses serving to increase or decrease the corresponding deferred compensation obligation.
Property and Equipment
Property and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recorded over the assets’ estimated useful lives using the straight-line method. The estimated useful lives for buildings is generally 40 years, while furniture, fixtures and equipment is generally three to five years. Leasehold improvements are depreciated over the shorter of the lease term or the useful lives of the related assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments in and Advances to Affiliates
We account for our joint venture investments in limited partnerships and limited liability companies using the equity method of accounting when we own more than a minimal investment. At December 31, 2005, our ownership interest in these joint ventures ranged from 5% to 50%.
Valuation of Goodwill
Goodwill represents the excess of the cost to acquire a business over the estimated fair value of the net identifiable assets of that business. We estimate the fair value of goodwill to assess potential impairments on an annual basis, or during the year if an event or other circumstances indicate that we may not be able to recover the carrying value amount of the asset. We evaluate the fair value of goodwill at the reporting unit level and make that determination based upon internal projections of expected future cash flows and operating plans. We record an impairment loss when the implied fair value of the goodwill assigned to the reporting unit is less than the carrying value of that reporting unit, including goodwill.
Intangible Assets
Our intangible assets consist of costs incurred to obtain management contracts, franchise agreements, and deferred financing fees. The cost of intangible assets is amortized to reflect the pattern of economic benefits consumed, principally on a straight-line basis over the estimated periods benefited. Management contract and franchise agreement costs are amortized over the life of the related management contract, generally ranging from five to 25 years. Deferred financing fees consist of costs incurred in connection with obtaining various loans and are being amortized to interest expense over the life of the underlying loan using a method, which approximates the effective interest method.
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
Revenue Recognition
We earn revenue from our owned hotels, hotel management and related sources, and corporate housing operations. We recognize revenue from our owned hotels from rooms, food and beverage, and other operating departments as earned at the close of each business day. Our management and other fees consist of base and incentive management fees, as well as termination fees, receivable from third-party owners of hotel properties and fees for other related services we provide, primarily centralized accounting and purchasing. We recognize base fees and fees for other services as revenue when earned in accordance with the individual management contracts. We record incentive fees in the period in which they are earned. As most of our contracts have annual incentive fee targets, we typically record incentive fees on these contracts in the last month of the annual contract period. We record termination fees as revenue as the related payments are received.
Other Revenue and Other Expenses From Managed Properties
These amounts represent expenses incurred in managing the hotel properties for which we are contractually reimbursed by the hotel owner and generally include salary and employee benefits for our employees working in the properties and certain other insurance costs.
Insurance Receivables and Reserves
We earn insurance revenues through reinsurance premiums, direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rata basis over the life of the related policies. Losses, at present value, are provided for reported claims, claims incurred but not reported and claims settlement expenses. Claims incurred but not reported are estimated based on historical experience and other various factors that are believed to be reasonable under the circumstances. Actual liabilities may differ from estimated amounts and any changes in estimated losses and settlements are reflected in current earnings. All accounts are classified with assets and liabilities of a similar nature in the consolidated balance sheets.
Income Taxes
We have accounted for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.
Stock-Based Compensation
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock Based Compensation” to provide alternative methods of transition for a voluntary change to the expense recognition provisions of the fair value based method of accounting for stock-based employee compensation as required under SFAS No. 123. Effective January 1, 2003, we elected to adopt the fair-value recognition provisions of SFAS No. 123. Using the prospective method described in SFAS No. 148, we applied those provisions to all employee awards granted, modified or settled after January 1, 2003. In accordance with the fair value-based method, the value of the awards is estimated using a Black-Scholes pricing model and then amortized ratably over the vesting period.
The weighted average fair value of the options granted was $1.38, $1.65 and $1.52 during 2005, 2004 and 2003, respectively. The fair value for these options was estimated at the date of grant using the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	4.08%	2.22%	5.70%
Dividend rate	—	—	—
Volatility factor	0.31	0.35	0.34
Weighted average expected life	3.50 years	3.23 years	3.02 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following illustrates the effect on net income and earnings per share if the fair value based method had been applied to all of our outstanding and unvested awards.

	2005	2004	2003

Net income (loss), as reported	$12,877	$(5,663)	$(4,451)
Add: Stock-based employee compensation expense included in net income (loss), net of tax	199	207	107
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(225)	(280)	(335)

Net income (loss), pro forma	$12,851	$(5,736)	$(4,679)

Earnings (loss) per share:
Basic and diluted, as reported	$0.42	$(0.19)	$(0.21)
Basic and diluted, pro forma	$0.42	$(0.19)	$(0.22)
The effects of applying SFAS No. 123 on pro forma net income and earnings per share calculations, as state above, may not be representative of the effects on reported net income and earnings per share in future periods.
Foreign Currency Translation
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
Derivative Instruments
We have entered into interest rate cap agreements to manage our interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on our earnings and cash flows. We record these agreements at fair value either as assets or liabilities. We recognize changes in the fair value of the agreements in the consolidated statement of operations. We do not enter into derivative financial instruments for trading or speculative purposes and monitor the financial stability and credit standing of our counterparties.
Fair Value of Financial Instruments
The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, marketable securities, notes receivable, and accounts payable, to approximate fair values of the respective assets and liabilities at December 31, 2005 and 2004 as they are primarily short-term in nature. Our long-term debt is primarily variable rate, which is adjusted quarterly, and therefore, approximated fair value as of December 31, 2005 and 2004.
Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted-average number of shares outstanding. Dilutive earnings per share includes the dilutive effect of stock-based compensation awards and minority interests that have the option to convert their limited partnership interests to common stock. No effect is shown for any securities that are anti-dilutive.
Recently Issued Accounting Pronouncements
Emerging Issues Task Force, or EITF, Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB in September 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. We are not the sole general partner in any of our joint ventures. Accordingly, we do not expect the adoption of the EITF to have a material effect on our financial statements as we do not expect the EITF to change the manner in which we account for our existing joint ventures.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires that all share-based payments to employees, including grants of employee stock options and restricted stock awards, are recognized in the financial statements based on their fair value as determined on the grant date. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005 and therefore will be implemented by Interstate in the first quarter of 2006. The adoption of this standard is not expected to have a material effect on our consolidated financial position and results of operations as we currently use the fair value method prescribed in SFAS No. 123 for all stock-based awards granted, modified or settled after January 1, 2003. In addition, all stock-based awards granted prior to our adoption of SFAS No. 123 on January 1, 2003, are fully vested as of December 31, 2005.
In March 2005, the FASB released FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the need for an assessment of any asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. These activities would include environmental remediation and other similar activities. The interpretation further requires the recognition of a liability for the activity when incurred, generally upon acquisition or through normal operations of the asset. The interpretation also clarifies when an entity should have sufficient information to reasonably estimate the fair value other activity. The interpretation is effective for years ended after December 15, 2005 and requires the disclosure of the cumulative effect or retrospective application. We have reviewed our 2005 acquisitions and determined there are no asset retirement obligations related to these acquisitions. We do not expect this FIN to have a material effect on our financial statements, but we will evaluate future acquisitions to determine any such impact as they occur.

3.	INVESTMENTS IN AND ADVANCES TO AFFILIATES
Our investments in and advances to joint ventures and affiliated companies consist of the following:

	December 31,

	2005	2004

MIP Lessee, L.P.	$2,022	$4,856
CNL/ IHC Partners, L.P.	2,566	2,477
Interconn Ponte Vedra Company, L.P.	2,670	2,334
Other	428	1,874

Total	$7,686	$11,541

MIP Lessee, L.P., or MIP
Our investment in MIP, which owns seven properties that we manage, represents 10% of the common equity of the partnership. In December 2004, we invested an additional $1,000 as a preferred investment, which was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
repaid to us in February 2005. In May 2005, MIP sold the Wyndham Milwaukee hotel. Our portion of the joint venture’s loss on sale was approximately $395. This is included in equity in earnings (losses) of affiliates in our statement of operations.
Interconn Ponte Vedra Company, L.P.
In 2005 and 2004, we contributed $336 and $1,124, respectively, to Interconn Ponte Vedra, L.P., which owns the Marriott at Sawgrass in Ponte Vedra, Florida. These contributions were for capital expansion projects at the property and represent a preferred equity investment on which we receive a 12% preferred return.
Other
In January 2005, S.D. Bridgeworks, LLC, in which we held a 17.24% interest, sold the Hilton San Diego Gaslamp hotel and in June 2005, it sold the related retail space concluding our interest in the joint venture. Our portion of equity in the joint venture’s earnings on the gain of the sale was $4,306. We received proceeds of $4,560, reducing the carrying value of our investment to zero.
In April 2005, we sold our 10% joint venture interest in Northridge-Interstate Hospitality Partners, LLC, which owns the Sheraton Smithtown hotel. Upon the sale, we recorded a gain of $39 and received proceeds of $1,130, reducing the carrying value of the investment to zero.
In December 2005, MRI Houston Hospitality, L.P., in which we owned a 25% interest, sold the Residence Inn Houston Astrodome Medical Center. We recorded a gain and received proceeds on our portion of the sale of $1,107, reducing the carrying value of the investment to zero.
In 2001, we acquired an equity interest with FelCor Lodging Trust Incorporated, which we refer to as “FelCor”, in two partnerships which owned eight mid-scale hotels. These partnerships are owned 50.5% by FelCor and 49.5% by us. The operating performance of the JV did not meet expectations over the past several years and accordingly, we recorded impairment charges in 2002 and 2003 to reduce the combined carrying value of our investment and a note receivable to zero. In March 2005, the lenders, with the JV’s acquiescence, initiated foreclosure proceedings, which were completed in September 2005. The JV ceased operations at that time.
The recoverability of the carrying values of our investments and advances to our investees is dependent upon the operating results of the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future losses or the inability to recover the carrying value of these long-lived assets. The debt of all investees is non-recourse to us, and we do not guarantee any of our investees’ obligations.
The combined summarized financial information of our outstanding unconsolidated joint ventures as of and for the years ended December 31, 2005 and 2004 is presented below. This financial information does not include our joint venture investments which were disposed of during 2005.

	December 31,

	2005	2004

Balance sheet data:
Current assets	$40,690	$53,426
Non-current assets	639,232	776,727
Current liabilities	48,149	62,461
Non-current liabilities	438,525	542,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,

	2005	2004	2003

Operating data:
Revenue	182,370	221,796	221,599
Operating expenses	129,250	158,697	159,488
Net income (loss)	18,240	(9,980)	(24,420)
Our share of net income (loss)	3,492	(1,209)	(1,618)

4.	PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,

	2005	2004

Land	$5,610	$1,344
Furniture and fixtures	10,340	6,240
Building and improvements	32,297	7,052
Leasehold improvements	4,947	4,608
Computer equipment	6,815	6,424
Software	12,298	11,710
Other	865	323

Total	$73,172	$37,701
Less accumulated depreciation	(21,102)	(17,720)

Property and equipment, net	$52,070	$19,981

The “Other” line item above represents vehicles and operating stock primarily relating to our BridgeStreet corporate housing division.

5.	GOODWILL
As part of the purchase accounting for the MeriStar-Interstate merger in 2002, we recorded $92,122 of goodwill. On October 26, 2004, we purchased Sunstone Hotel Properties, Inc, or “Sunstone”. The purchase price was $8,000, of which $4,687 was allocated to goodwill.
The carrying amount of goodwill by reportable segment is as follows:

	December 31,

	2005	2004

Hotel management	$87,603	$87,596
Corporate housing	9,206	9,206

Total	$96,809	$96,802

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS
Intangible assets consist of the following:

	December 31,

	2005	2004

Management contracts	$49,902	$55,204
Franchise fees	1,226	1,945
Deferred financing fees	2,339	2,676

Total	53,467	59,825
Less accumulated amortization	(8,759)	(8,663)

Intangible assets, net	$44,708	$51,162

Management Contracts
The majority of our management contract costs were identified as an intangible asset at the time of the merger in 2002 as part of the purchase accounting. We also capitalize direct costs, such as legal fees and travel expense, which are incurred to acquire new management contracts. These costs are amortized on a straight-line basis over the life of the management contract. In the event that the management contract is terminated early, the unamortized management contract costs are recorded in asset impairment and write-offs. In 2005, we capitalized net $287 of direct costs incurred to obtain new management contracts. We also wrote-off $5,589 in management contracts for properties terminated. See Note 11 for further details on these write-offs.
Franchise Fees
We capitalized $105 of franchise fees associated with the purchase of Hilton Concord in February 2005 and Hilton Durham in November 2005.
Deferred Financing Fees
In January 2005, we entered into an amended and restated Credit Facility, defined herein. As a result we capitalized approximately $1,670 in deferred financing fees. In connection with this refinancing and the related repayment of our subordinated term loan, we recorded additional amortization of deferred financing fees of $1,847, included in interest expense. With the purchase of the Hilton Concord, we incurred an additional $350 in deferred financing fees.
Amortization
We amortize the value of our intangible assets over their estimated useful lives, which generally correspond with the terms of the associated management, franchise, or financing agreements. We incurred aggregate amortization expense of $3,936, $3,983, and $7,911 on these assets for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization of deferred financing fees is included in interest expense.
In 2005, we also recorded impairment losses for the unamortized amounts of $3,825 of management contract costs associated with the disposal of 10 hotels sold by MeriStar and $895 of management contract costs related to other contracts terminated during the year. These expenses have been included in asset impairment and other write-offs in our statement of operations for the year ended December 31, 2005.
Our estimated amortization expense for the next five years is expected to be as follows:

2006	$2,688
2007	2,587
2008	2,502
2009	2,283
2010	2,226

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31,

	2005	2004

Salaries and employee related benefits	34,234	26,530
Other	36,113	34,472

	70,347	61,002

No individual amounts in “Other” represent more than 5% of current liabilities.

8.	LONG-TERM DEBT
Our long-term debt consists of the following:

	2005	2004

Senior credit facility — revolving loan(a)	$20,526	$27,000
Senior credit facility — term loan(a)	45,526	16,474
Mortgage debt	19,000	—
Sunstone promissory note	—	2,000
Subordinated term loan(a)	—	40,000
Non-recourse promissory note	—	3,723

Total long-term debt	85,052	89,197
Less current portion	(3,750)	(5,750)

Long-term debt, net of current portion	$81,302	$83,447

(a)	We refinanced our credit facility and repaid our subordinated term loan on January 14, 2005, as discussed below. We are presenting the current portion of our debt on the balance sheet as of December 31, 2004 based on the terms of the Credit Facility.
Senior Credit Agreement
In January 2005, we entered into an amended and restated senior secured credit facility, which we refer to as the “Credit Facility”, with various lenders. The Credit Facility replaces our previous senior secured credit facility, which we refer to as the “Old Credit Facility”, and provides aggregate loan commitments for a $53,000 term loan and a $55,000 revolving loan. The Credit Facility is scheduled to mature on January 14, 2008. When we entered into the amended Credit Facility, we borrowed approximately $87,200, including the entire $53,000 term loan and $34,200 under the revolving loan. We used those amounts to repay our existing $40,000 subordinated term loan, $43,474 outstanding under our Old Credit Facility, and fees and expenses associated with the repayments and the amended Credit Facility. As of December 31, 2005, we have repaid $7,474 of term loans and had $20,526 outstanding under our revolving loan, leaving approximately $34,500 of availability. We are required to make quarterly payments of $1,250 on the term loan until its maturity date.
The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of December 31, 2005, based on those financial tests, borrowings under the revolving loan bore interest at a rate of LIBOR plus 350 basis points (a rate of 7.94% at December 31, 2005) and borrowings under the term loan bore interest at a rate of LIBOR plus 450 basis points (a rate of 8.94% at December 31, 2005). We incurred interest expense of $6,070, $2,434 and $4,308 on our senior credit facilities for the years ended December 31, 2005, 2004 and 2003, respectively.
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
In connection with the purchase of the Hilton Concord hotel, we entered into amendments to our Credit Facility in February 2005 and May 2005 in order to amend certain liquidity covenants that we would have otherwise failed pursuant to the purchase of the hotels. At December 31, 2005, we are in compliance with the amended loan covenants and expect to be in compliance for the remainder of the loan term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mortgage Debt
In February 2005, we entered into a $19,000 non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. We are required to make interest-only payments until the loan matures in March 2008. The loan bears interest at a rate of LIBOR plus 225 basis points (rate of 6.50% at December 31, 2005). We incurred interest expense on the loan of $967 for the year ended December 31, 2005.
Non-Recourse Promissory Note
In 2001, we entered into a $4,170 non-recourse promissory note with FelCor, to fund the acquisition of a 50% non-controlling equity interest in two partnerships that owned eight mid-scale hotels, through the JV described in Note 3. The note bore interest at 12% per annum, with a maturity date of December 31, 2010. The note was collateralized solely by our equity interest in the JV.
The note provided for repayments only to be made to the extent the JV made distributions to us. The operating performance of the JV’s hotels was poor over the past several years. In March 2005, the lenders, with the JV’s acquiescence, initiated foreclosure proceedings, which were completed in September 2005. We have received written confirmation from FelCor that they do not intend to foreclose on the collateral of this note as it is now worthless. Felcor further confirmed that they will not pursue collection of the note, except to the extent that the JV makes any future distributions to us. The JV no longer holds title to any of the hotel assets and is not entitled to receive any proceeds from the sale of the hotels by the lenders. The JV has no other assets or operations from which to generate cash. Accordingly, we have derecognized the liability. The derecognition of the remaining principal of $3,723 and $603 of accrued interest is recorded as an ordinary gain for the extinguishment of debt of $4,326 in our statement of operations.
Sunstone Promissory Note
In October 2004, we entered in to a Stock Purchase Agreement to acquire Sunstone, a hotel management company. In connection with the purchase, we entered into a non-interest bearing note with Sunstone REIT, for $2,000, which was repaid in December 2005.
Subordinated Term Loan
In January 2003, we entered into a $40,000 subordinated term loan that carried a variable interest rate of LIBOR plus 850 basis points. It was subordinated to borrowings under our senior credit agreement and contained certain covenants, including maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. In January 2005, we repaid this loan with proceeds from the 2005 refinancing of our credit facility, as discussed above. We recorded $1,847 of accelerated deferred financing costs as interest expense with the repayment of this note. We incurred interest expense of $158, $4,050 and $3,855 on this loan for the years ended December 31, 2005, 2004 and 2003, respectively.
Interest Rate Caps
In February 2005, we entered into a $19,000, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 6.65% and is scheduled to mature on March 1, 2008. In March 2005, we entered into a $55,000, three-year interest rate cap agreement related to our Credit Facility, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 5.75% and is scheduled to mature on January 14, 2008. At December 31, 2005, the total fair value of these interest rate cap agreements was approximately $55 and the change in fair value during the year was recorded through interest expense.

9.	EARNINGS PER SHARE
We calculate our basic earnings per common share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. Potentially dilutive shares include

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
restricted stock and stock options granted under our various stock compensation plans and operating partnership units held by minority partners. In periods in which there is a loss, diluted shares outstanding will equal basic shares outstanding to prevent anti-dilution. Basic and diluted earnings per common share are as follows:

	Year-to-date Ended

	December 31, 2005			December 31, 2004			December 31, 2003

	Income/		Per Share	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount	(Loss)	Shares	Amount
In thousands, except per share amounts
Income (loss) from continuing operations	$10,986	30,522	$0.36	$(2,458)	30,328	$(0.08)	$(3,221)	21,474	$(0.15)
Income (loss) from discontinued operations, net of tax	1,891	—	0.06	(3,205)	—	(0.11)	(1,230)	—	(0.06)

Basic net income (loss)	$12,887	30,522	$0.42	$(5,663)	30,328	$(0.19)	$(4,450)	21,474	$(0.21)
Assuming exercise of all outstanding employee stock options less shares repurchased at average market price	—	122	—	—	—	—	—	—	—
Assuming vesting of all outstanding restricted stock	—	181	—	—	—	—	—	—	—

Diluted net income (loss)	$12,877	30,825	$0.42	$(5,663)	30,328	$(0.19)	$(4,451)	21,474	$(0.21)

10.	SEGMENT INFORMATION
We are organized into three reportable segments: hotel management, hotel ownership and corporate housing. Based on our acquisition of two hotels in 2005, hotel ownership was required to be classified as a separate reportable segment due to its significance. Each segment is managed separately because of its distinctive products and services. Reimbursable expenses, classified as “other revenue and expenses from managed properties” on the statement of operations, are not included as part of this segment analysis. These reimbursable expenses are all part of the hotel management segment.
Hotel management includes the operations related to our managed properties, our purchasing subsidiary and our insurance subsidiary. Hotel ownership includes our wholly-owned hotels and joint venture investments. Corporate operating expenses include expenses related to our public company structure, certain restructuring charges, Board of Directors costs, audit fees and an allocation for rent and legal expenses. Corporate assets include the Company’s cash accounts, deferred tax assets, deferred financing fees and various other corporate assets. We have revised amounts previously reported to reflect the addition of hotel ownership as a reportable segment in 2005.

	Hotel	Corporate	Hotel
	Management	Housing	Ownership	Corporate	Consolidated

2005
Revenue	$89,307	$120,519	$12,656	$—	$222,482
Depreciation and amortization	6,113	1,101	1,171	756	9,141
Operating expense	58,557	116,807	10,872	7,486	193,722

Operating income (loss)	24,637	2,611	613	(8,242)	19,619
Interest expense, net	—	—	(1,093)	(8,190)	(9,283)
Equity in earnings of affiliates	—	—	3,492	—	3,492
Other gains	—	—	4,326	332	4,658

Income before minority interests and income taxes	$24,637	$2,611	$7,338	$(16,100)	$18,486

Total assets	$182,561	$26,003	$54,999	$30,210	$293,773
Capital expenditures	$1,050	$442	$45,420	$246	$47,158

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Hotel	Corporate	Hotel
	Management	Housing	Ownership	Corporate	Consolidated

2004
Revenue	$78,250	$110,620	$—	$—	$188,870
Depreciation and amortization	6,897	1,452	—	850	9,199
Operating expense	51,845	111,665	1,101	9,901	174,512

Operating income (loss)	19,508	(2,497)	(1,101)	(10,751)	5,159
Interest expense, net	—	—	—	(7,600)	(7,600)
Equity in losses of affiliates	—	—	(1,056)	—	(1,056)

Income before minority interests and income taxes	$19,508	$(2,497)	$(2,157)	$(18,351)	$(3,497)

Total assets	$184,851	$28,068	$22,180	$41,515	$276,614
Capital expenditures	$1,282	$628	$6	$321	$2,237

2003
Revenue	$79,513	$102,773	$—	$—	$182,286
Depreciation and amortization	10,354	1,666	—	806	12,826
Operating expense	47,760	106,187	4,476	11,631	170,054

Operating income (loss)	21,399	(5,080)	(4,476)	(12,437)	(594)
Interest expense, net	—	—	—	(10,100)	(10,100)
Equity in losses of affiliates	—	—	(1,618)	—	(1,618)
Other gains	—	—	—	13,629	13,629

Income before minority interests and income taxes	$21,399	$(5,080)	$(6,094)	$(8,908)	$1,317

Total assets	$187,444	$25,460	$29,745	$35,274	$277,923
Capital expenditures	$6,390	$656	$52	$1,598	$8,696
Revenues from foreign operations (excluding reimbursable expenses) were as follows:

	2005	2004	2003

Canada	$780	$1,062	$1,518
United Kingdom	$29,504	$24,523	$23,509
France	$2,011	$1,840	$1,628
Russia	$8,189	$6,605	$5,436
Included in discontinued operations are the operating results of the Pittsburgh Airport Residence Inn by Marriott, which was disposed of in September 2005 and the Toronto operations of our corporate housing division, which was disposed of in June 2004. See Note 13 for information related to the results of these operations.

11.	RESTRUCTURING EXPENSES
Restructuring expenses consist of the following:

	Years Ended December 31,

	2005	2004	2003

Severance to former CEOs and other corporate personnel	$1,952	$3,882	$3,400
Severance to former corporate housing personnel	91	166	—

Total	$2,043	$4,048	$3,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Severance to Former CEOs and other Corporate Personnel
This amount includes approximately $1,800 in 2005 related to our former chief executive officer, Steven D. Jorns. In 2004, we incurred severance costs of approximately $3,300, related to our former chief executive officer, Paul Whetsell, as discussed below. In addition, we incurred severance of $570 and $3,400 in 2004 and 2003, respectively, for severance of former corporate personnel in connection with our 2002 Interstate-MeriStar merger.
Severance Agreement
Effective March 31, 2004, we and our chairman, Paul W. Whetsell entered into an agreement to conclude his employment as our chief executive officer as Steve Jorns had assumed that role. Mr. Whetsell was granted 250,000 shares of common stock, $0.01 par value, with a market value of $5.82 per share and paid $130 in cash. Pursuant to the agreement, these restricted shares along with 157,000 previously granted unvested shares, which immediately vested in connection with the agreement, may not be sold or otherwise transferred during a restricted period unless Mr. Whetsell gives us the right of first refusal to purchase the restricted shares proposed to be sold or transferred at the price of $0.01 per share. The restricted period ends on specified dates through 2006 with respect to specified numbers of restricted shares as set forth in the agreement. However, under certain circumstances, the restricted period may be extended to January 1, 2010. As the shares were granted in lieu of a contractually required cash severance payment, Mr. Whetsell is not required to perform any additional services to earn the stock. Consequently, we recorded the entire severance amount in the second quarter of 2004. In addition, in exchange for Mr. Whetsell’s agreement to accept the payment in stock rather than cash, we agreed to reimburse him for taxes he incurs with respect to the stock as the trading restrictions on the stock lapse. The total cost of this severance payment, based on the value of the stock on April 2, 2004 and our liability for Mr. Whetsell’s taxes based on the value of the stock as of that date, was approximately $3,300. This cost may be adjusted in the future to reflect the amount of our actual liability for taxes based on the value of the stock on the dates the restrictions lapse.
Severance to Former Corporate Housing Personnel
In 2005 and 2004, we incurred charges of $91 and $166, respectively, related to severance for former personnel of our corporate housing business in connection with consolidating and restructuring of our operations in our Columbus, Ohio market in 2005 and our Raleigh, North Carolina and Minneapolis, Minnesota markets during 2004.

12.	ASSET IMPAIRMENTS AND OTHER WRITE-OFFS
These charges consist of the following:

	Years Ended December 31,

	2005	2004	2003

Management contract losses	$4,720	$7,260	$4,072
Investment in and advances to affiliates	—	1,101	4,476
Hotel real estate investment fund costs	863	—	—
Cost of uncompleted merger	—	459	—
Leasehold improvement costs	—	—	312
Other	—	102	—

Total	$5,583	$8,922	$8,860

Management Contract Losses
The majority of our management contract intangible assets were recorded at the time of the Interstate-MeriStar merger in 2002 as part of the purchase price allocation. We also capitalize direct costs, such as legal fees and travel expense, which are incurred to acquire new management contracts. These costs are amortized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on a straight-line basis over the life of the management contract. In the event that the management contract is terminated early, the unamortized management contract costs are recorded as losses in asset impairment and write-offs.
In 2005, we recorded a loss of $3,825 for 10 properties sold by MeriStar; $329 for four hotels sold by Sunstone REIT; and $566 related to other hotels sold by various owners. During 2004, we recorded a loss of $7,151 related to the 21 properties sold by MeriStar and $109 related to other terminated contracts. In 2003 management contract losses were $3,266, related to the properties sold by MeriStar, $587 related to the termination of contracts by Winston Hotels Inc., and $219 related to other terminated contracts.
Investment in and Advances to Affiliates
During the first quarter of 2004, we determined our investment in MIP Lessee, L.P., was impaired based on purchase offers the partnership received on two of the joint venture’s hotels and recorded an impairment charge of $563. In addition, we impaired our remaining investment of $538 in the joint venture that owns the Residence Inn Houston Astrodome Medical Center as the hotel was underperforming and the joint venture was notified that it had defaulted on its bank loan. Our review of our investment in the FelCor J.V., as of December 31, 2003 indicated that the future projected cash flows from the partnerships’ hotels were not sufficient to allow us to recover our investment in these partnerships, and we believe the decline to be other than temporary. Accordingly, we recorded an impairment charge of $4,476, reducing the combined net book value of the investment and a note receivable to zero.
Hotel Real Estate Investment Fund Costs
We had been attempting to form a real estate investment fund with a group of institutional investors. We concluded that other investment vehicles may be more appropriate for the company. Accordingly, we decided not to proceed with this particular investment fund, and during the first six months of 2005, we expensed $863 of costs related to the proposed fund.
Cost of Uncompleted Merger
During 2004, we pursued a merger with a company that owns a portfolio of hotels. We incurred approximately $459 of legal fees and due diligence costs related to this potential merger. These costs were expensed in June 2004 when we determined that the merger would not be consummated.
Leasehold Improvement Costs
In July 2003, we relocated our corporate office from Washington, D.C. to Arlington, VA. In connection with this relocation, we incurred a charge of $312 relating to leasehold improvements at our Washington, D.C. office.

13.	ACQUISITION AND DISPOSITIONS
Acquisitions
On November 21, 2005, we acquired the 195-room Hilton Durham hotel near Duke University. The acquisition cost was $14,050, including normal and customary closing costs. We financed the purchase through borrowings on our Credit Facility and available cash. From November 21, 2005 to December 31, 2005, hotel revenues and operating income of $506 and $(40), respectively, have been included in our statement of operations. The acquisition cost of the hotel was allocated to property and equipment.
On February 11, 2005, we acquired the 329-room Hilton Concord hotel located in the East Bay area near San Francisco, California. The acquisition cost was $31,779, including normal and customary closing costs and funding of required reserves for renovations. We financed the purchase through borrowings on our Credit Facility and a $19,000 mortgage. As discussed in Note 7, this acquisition increased our leverage and required us to obtain two amendments to our Credit Facility. From February 11, 2005 to December 31, 2005, hotel

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
revenues and operating income of $12,151 and $1,568, respectively, have been included in our statement of operations.
The acquisition cost of the hotel was allocated as follows:

Cash and restricted cash	$1,739
Accounts receivable and other assets	105
Property and equipment	29,935

Total	$31,779

On October 26, 2004, we entered into a Stock Purchase Agreement with Sunstone REIT. The Stock Purchase Agreement related to our acquisition of Sunstone, a hotel management company. In connection with the acquisition, Sunstone entered into new management contracts with respect to 54 hotels previously managed by Sunstone, 50 of which are owned by Sunstone REIT and its affiliates. As of December 31, 2005 we managed 51 properties. From the purchase price of $8,000, $4,687 was allocated to goodwill, $4,650 was allocated to management contracts and we recognized a deferred tax liability of $1,337. The purchase price of $8,000 was financed with available cash and a $2,000 note, due December 31, 2005. The note was repaid prior to its maturity date.
As the purchase of the Hilton Concord and Sunstone were material acquisitions, we are providing the pro forma financial information set forth below, which presents the combined results as if our acquisitions had occurred on January 1, 2004. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Pro forma lodging revenues	$13,804	$11,740
Pro forma management fee revenues	$77,873	$69,475
Pro forma net income (loss)	$12,767	$414
Pro forma diluted earnings (loss) per share	$0.41	$0.01
Dispositions
On September 7, 2005, we sold the Pittsburgh Airport Residence Inn by Marriott for $11,000 and recognized a gain on sale of $2,545. SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that the operations of the hotel be re-classified as discontinued operations in our Consolidated Statement of Operations for all periods presented. The following table summarizes the revenues and income before taxes of the hotel and the related gain on the sale of the hotel:

	Year Ended December 31,

	2005	2004	2003

Revenue	$2,345	$3,281	$3,396
Income (loss) before taxes	3,152	(2,248)	522
Income (loss) from discontinued operations, net of taxes	1,891	(1,461)	340
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are presented as discontinued operations in our statements of operations. We recorded approximately $698 in asset write-offs and costs associated with this disposal, comprised of the following:

Fixed assets write-offs	$376
Severance expense	100
Closing costs	171
Other	51

Total	$698

Included in our 2004 statement of operations is the disposal of BridgeStreet Canada, Inc., the owner of our corporate housing operations in Toronto. BridgeStreet Canada was sold in June 2004; and are presented as discontinued operations in 2004, comprised of the following:

	Year Ended
	December 31,

	2004	2003

Revenue	$2,233	$6,696
Loss before taxes	(1,237)	(2,416)
Loss from discontinued operations, net of taxes	(1,744)	(1,570)

14.	RELATED-PARTY TRANSACTIONS
Transactions with MeriStar
As of December 31, 2005, we managed 61 properties owned by MeriStar, a real estate investment trust. Paul Whetsell, our Chairman, is also the chief executive officer of MeriStar. We recorded $23,868, $23,797 and $23,142 in management and termination fees from MeriStar for the years ended December 31, 2005, 2004 and 2003, respectively. These management and termination fees are recorded as related-party management fees in our consolidated statements of operations.
Our relationship with MeriStar has historically been governed in part by an intercompany agreement. The agreement provided each of us the right to participate in certain transactions entered into by the other company. Effective July 1, 2004, MeriStar and we agreed to terminate the intercompany agreement. We believe the termination of the intercompany agreement is an important step in our efforts to pursue our strategy of increasing our investment in hotels and resorts as we can now pursue real estate investment opportunities without first having to offer the opportunity to MeriStar. In connection with the termination of the intercompany agreement, we have agreed to modify the management agreements under which we manage the MeriStar hotels as follows:

•	MeriStar may terminate management agreements each year representing up to 600 rooms with the payment of a termination fee equal to 18 months of management fees and, if all 600 rooms are not terminated in a given year, the remaining portion of the 600 rooms may be carried over to the subsequent year.

•	MeriStar may terminate a management agreement if we make an investment, in the form of debt or equity, in a hotel that is in the competitive set of the MeriStar hotel (provided that the termination can only occur between 12 and 18 months following the date the investment is made).

•	The period during which termination fees are paid (other than as described in the first bullet point above) is extended from 30 months to 48 months, provided that the period during which MeriStar may reduce the termination fee by providing a new hotel for us to manage will remain 30 months. We will calculate the termination fees based upon an average of the present value of remaining management fees due to us under the contract (a) discounted as individual monthly payments and (b) discounted based on a lump sum payment at the end of the contract term. We have agreed to provide MeriStar with a $2,500 credit against termination fees owed for hotels sold all of which has been utilized as of December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We incur day to day operating costs which are shared with and reimbursed by MeriStar. The balance due from MeriStar as of December 31, 2005 and 2004 is $5,136 and $10,884, respectively. These amounts include management fees for each hotel and reimbursements for insurance, employee benefits, sales and marketing expenses, other miscellaneous operating expenses and information technology services for the hotels and corporate office. All amounts are normally paid within 30 days.
We received notice in 2005 that MeriStar believed we had failed to meet the required minimum performance for 11 hotels which we managed for MeriStar in 2003 and 2004. Under the provisions of the management contracts MeriStar has the right to cancel the contracts to the extent we do not operate the hotel at a minimum performance level determined each year. We have the right to cure the performance through a cash payment for the years in which the shortfall occurred. We reviewed the performance of the hotels in dispute for those years and determined that we would settle the dispute through a credit of $600, made in December 2005. MeriStar also received the right to accelerate the annual 600 room credit on dispositions for 2007 into 2006. As part of the settlement, MeriStar waived the right to make any future claims regarding performance shortfalls for those hotels during those years.
On February 21, 2006, MeriStar announced that it had entered into a definitive agreement to be acquired by affiliates of Blackstone. The acquisition is expected to close during the first half of 2006. Our management agreements for 45 of the hotels Blackstone will acquire as a result of the transaction are currently in place and were not affected by the transaction, and the Blackstone entities have and will have the same rights and duties (including with respect to budget setting, asset management and termination) as MeriStar under those contracts. We are currently in discussions with Blackstone as to its plans for MeriStar and the 45 hotels.
Corporate-Level Transactions with Directors
Interstate Operating Company, L.P. (formerly known as MeriStar H&R Operating Company, L.P.), our subsidiary operating partnership, of which we are the general partner, indirectly holds a substantial portion of all of our assets. On July 31, 2002, MeriStar H&R Operating Company, L.P. entered into a Senior Secured Credit Agreement, for a maximum amount of $113,000, with Lehman Brothers and various other lenders and other parties. Lehman Brothers, Inc. was the joint lead arranger, book runner and co-syndication agent. Messrs. Mikulich and Flannery, two of our directors, are employed by Lehman Brothers, Inc. On January 14, 2005, we entered into an amended and restated senior secured credit facility with various lenders. The amended and restated senior secured credit facility replaces our prior senior secured credit facility and Lehman Brothers is not affiliated with the new facility.
In January 2003, we entered into a $40,000 subordinated term loan with Lehman Commercial Paper, Inc., an affiliate of Lehman Brothers Inc. of which Messrs. Mikulich and Flannery are employed. On January 14, 2005, we used a portion of the proceeds from our new amended and restated senior secured credit facility to payoff the subordinated term loan
We hold a non-controlling 0.5% general partnership interest and a non-controlling 9.5% limited partnership interest in MIP Lessee, L.P., a joint venture between entities related to Oak Hill Capital Partners, L.P. and us. MIP Lessee owns seven full-service hotels. The joint venture had outstanding borrowings of $143,700 of non-recourse loans from Lehman Brothers Holdings Inc., an entity related to Lehman Brothers Inc., as of December 31, 2004. MeriStar has a $40,000 investment in the joint venture. The non-recourse loans from Lehman Brothers Holdings Inc. were refinanced in February 2005 with a new debt facility with which Lehman is not affiliated. We received management fees of approximately $1,826, $3,034 and $2,710 for the years ended December 31, 2005, 2004 and 2003, from the hotels owned by this joint venture.
In connection with the merger, Mr. Hewitt executed a severance agreement pursuant to which he received monthly payments of $75, along with other benefits, from August 2002 through January 2006. Mr. Hewitt became our CEO in February 2005, at which time the severance agreement terminated and certain terms were incorporated into his employment agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We had 78,431 preferred units outstanding in our subsidiary operating partnership, which were held by an affiliate of Mr. Khimji, one of our directors at the time. On May 3, 2004, we redeemed all 78,431 preferred units for cash consideration at a redemption price of $16.70 per unit, totaling $1,310. Mr. Khimji ceased being a director in June 2005.
Property-Level Transactions with Directors
We hold a 49.5% non-controlling equity interest in two limited partnerships that owned seven Marriott-branded hotels and one Hampton Inn hotel for which we made a total investment of approximately $8,700. FelCor owns the remaining 50.5% of the partnerships. We also entered into a $4,170 non-recourse promissory note with FelCor. The note was collateralized solely by our equity interest in the JV and provided for repayments only to be made to the extent the it made distributions to us. The partnerships borrowed an aggregate of $52.3 million of non-recourse loans from Lehman Brothers Bank, FSB, an entity related to Lehman Brothers Inc. These borrowings are secured by the partnerships’ hotels.
The operating performance of the JV’s hotels was poor over the past several years and accordingly, we recorded impairment charges in 2002 and 2003 to reduce the combined carrying value of our investment and note receivable to zero. In March 2005, the lenders, with the JV’s acquiescence, initiated foreclosure proceedings, which were completed in September 2005. We have confirmed with FelCor that they do not intend to foreclose on the collateral of this note as it is now worthless and that they do not expect payment of this note except to the extent that the JV would make any future distributions to us. The JV no longer holds title to any of the hotel assets and has no other operations from which to generate cash. Accordingly, we have derecognized the liability. The derecognition of the remaining principal of $3,723 and $693 of accrued interest is recorded as an ordinary gain for the extinguishment of debt of $4,326 in our statement of operations.
We held a 25% non-controlling equity interest in and managed the Houston Astrodome/ Medical Center Residence Inn by Marriott in Houston, Texas. Mr. Alibhai, one of our directors, held a 22.46% ownership interest in the hotel. The hotel was sold in December 2005 and we recorded a gain and received proceeds on our portion of the sale of $1,107.
In March 2005, we entered into management contracts for 22 hotels owned by a private investment fund managed by affiliates of Goldman Sachs and 5% from affiliates of Highgate Holdings. Highgate Holdings is affiliated with two of our Board of Directors. We were notified in early 2006 that we would be terminated as the manager and Highgate Holdings would begin managing the properties. During 2005, we earned management fees of $3,105 related to the properties in this fund.
In 2001, we entered into management agreements to manage the Park Central Hotel in New York, NY and the Sheraton Capital Center Hotel in Raleigh, NC. The owners of these hotels engaged us to manage these properties pursuant to the rights of the principal lender of these hotels to select a third-party management company. The principal lender of these hotels is affiliated with Lehman Brothers. We ceased managing the Sheraton Capital Center Hotel in March 2003 and the Park Central Hotel in December 2004.
At December 31, 2005, our managed hotels classified as related parties include those owned by MeriStar and those in our real estate joint ventures. Total management fees from related parties amounted to $28,102, $31,180 and $30,254 for the years ended December 31, 2005, 2004 and 2003, respectively.

15.	STOCK BASED COMPENSATION
We maintain three stock-based compensation plans, under which, we may award to participating employees options to purchase our common stock and restricted shares of our common stock. Effective January 1, 2003, we adopted the provisions of SFAS No. 123 for employee stock options granted, modified or settled on or after January 1, 2003 and recorded compensation expense based on the fair value of the options at the date of grant. All options granted in fiscal years prior to 2003 are fully vested as of December 31, 2005. As a result, the adoption of SFAS No. 123(R) on January 1, 2006 will have no effect on stock-based awards issued prior to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the adoption of SFAS No. 123. The implementation of SFAS No. 123 had no effect on the compensation expense recorded related to restricted stock awards.
1999 Employee Stock Option Plan
As part of the MeriStar merger, we assumed the stock option plan that was previously outstanding at Old Interstate. This stock compensation plan provided for long-term incentives to be awarded to eligible employees through grants of stock options to purchase shares of common stock and restricted stock awards. All activity under this plan relates to awards granted prior to July 31, 2002. Upon the merger, all stock-based awards were granted under the Employee Incentive Plan and the Director’s Plan.
Employee Incentive Plan
This plan authorizes us to issue and award stock options and restricted shares for up to 15% of the number of outstanding shares of our common stock. We may grant awards under the plan to officers and other key employees. These stock-based awards typically vest in three annual installments beginning on the date of grant and on subsequent anniversaries, assuming the continued employment of the recipient. Options granted under the plan are exercisable for ten years from the grant date. The number of shares remaining for issuance under this plan is 1,530,160 at December 31, 2005.
Director’s Plan
This plan authorizes us to issue and award options for up to 500,000 shares of common stock for non-employee directors. These options vest in three annual installments beginning on the date of grant and on subsequent anniversaries, provided the eligible director continues to serve as a director on each such anniversary. Options granted under the plan are exercisable for ten years from the grant date. The number of shares remaining for issuance under this plan is 261,500 at December 31, 2005.
Stock option activity under each plan is as follows:

	1999 Employee Stock		Employee
	Option Plan		Incentive Plan		Directors’ Plan

	Number	Average	Number	Average	Number	Average
	of	Option	of	Option	of	Option
	Shares	Price	Shares	Price	Shares	Price

Balance, December 31, 2002	314,640	$2.66	1,165,871	$8.92	81,000	$7.13
Granted	—	—	247,500	4.80	87,500	4.75
Exercised	(63,456)	2.29	(155,067)	3.39	—	—
Cancelled	(552)	2.17	(59,066)	14.94	—	—

Balance, December 31, 2003	250,632	2.75	1,199,238	8.41	168,500	5.57
Granted	—	—	280,000	5.51	40,000	5.35
Exercised	(41,379)	2.17	(187,533)	3.92	—	—
Cancelled	(17,869)	2.87	(120,002)	15.90	(5,000)	4.75

Balance, December 31, 2004	191,384	$2.86	1,171,703	$7.68	203,500	$5.55
Granted	—	—	102,000	5.04	35,000	4.58
Exercised	(28,300)	2.31	(19,400)	3.72	—	—
Cancelled	(4,416)	2.17	(37,050)	7.62	—	—

Balance, December 31, 2005	158,668	2.97	1,217,253	7.52	238,500	5.41
Options exercisable at December 31, 2005	158,668	2.97	1,098,590	7.79	161,842	5.66
Options exercisable at December 31, 2004	191,384	2.86	752,540	9.08	103,503	6.52
Options exercisable at December 31, 2003	250,632	2.75	845,871	10.79	28,500	14.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.00-$3.50	418,578	5.43	$3.01	418,578	$3.01
$3.50-$4.60	325,150	7.30	4.23	264,818	4.16
$4.60-$5.40	379,990	7.69	5.15	278,334	5.19
$5.40-$15.50	308,173	5.53	9.58	274,840	10.08
$15.50-$23.50	182,130	2.41	18.36	182,130	18.36
$23.50-$24.00	400	2.19	23.55	400	23.55

$2.00-$24.00	1,614,421	6.01	$6.75	1,419,100	$7.00
Restricted Stock
We have the ability to grant restricted stock awards to officers, directors and key executives under the Employee Incentive Plan and the Director’s Plan. These awards require no payment from the recipient and compensation expense, recorded based on the market price of the stock on the grant date, is amortized over the vesting period. The awards generally vest in three annual installments beginning on the grant date and on subsequent anniversaries, assuming the continued employment of the recipient. In 2005, 2004, and 2002, we granted approximately 263,000, 207,000 and 457,000 restricted stock awards. There were no awards granted in 2003. We recorded compensation expense of approximately $1,191 and $3,838, respectively, in 2005 and 2004, related to these awards. At December 31, 2005, 671,000 of the awards were vested, 229,000 were non-vested and 27,000 were forfeited.

16.	COMMITMENTS AND CONTINGENCIES
Insurance Matters
As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and liability) insurance coverage for our managed and owned hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient settlement of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts except for periods prior to January 2001, when we leased certain hotels from owners. Based on the information, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks, the estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly, there is no effect on the statement of operations in 2005. We will aggressively pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with them regarding the contractual amounts due

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to us. To the extent we do not collect sufficiently on our receivable, we would vigorously attempt to recover any additional amounts from our owners.
Leases
We lease apartments for our corporate housing division and office space for our corporate offices and corporate housing market-level offices. Rent expense under apartment leases amounted to $74,066, $71,117 and $69,180 for the years ended December 31, 2005, 2004 and 2003. Rent expense under leases for office space amounted to $4,247, $3,909 and $4,324 for the years ended December 31, 2005, 2004 and 2003. Future minimum lease payments required under these operating leases as of December 31, 2005 were as follows:

2006	$34,122
2007	18,606
2008	13,605
2009	11,555
2010	8,382
Thereafter	20,915

Total	$107,185

The operating lease obligations shown in the table above have not been reduced by a non-cancelable sublease related to our corporate office space (see below for details). We remain secondarily liable under this lease in the event that the sub-lessee defaults under the sublease terms. We do not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements. We expect to receive minimum payments under this sublease as follows:

2006	$90
2007	1,090
2008	1,133
2009	1,179
2010	1,226
Thereafter	3,514

Total	$8,232

In August 2005, we entered into an agreement to sublease 34,700 square feet of our office space to a third party, effective November 2005. As our remaining office space after the sublease was not adequate for our existing office space needs, we have subleased an additional 16,200 square feet of office space from MeriStar, also effective November 2005. The subleases end in August 2013, which corresponds to the end of our original lease agreement. They are being accounted for as operating leases. The net annual rent related to the subleases will be $555 and shall increase by 4% per annum. The subleases also include an abatement of the first nine and twelve monthly installments of rent for the MeriStar and third party subleases, respectively. We expect to save approximately $4,312 million in rent payments over the term of the respective lease and subleases as a result of this transaction.
Management Agreement Commitments
Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $2,030 to these hotel owners in the form of investments or loans. The timing and amount of future investments or working capital loans to hotel owners is at the hotel owner’s discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guarantees
Our corporate housing division signed an agreement to manage two apartment buildings in London. We expect to begin managing these units in May 2006. As part of the agreement we have guaranteed the owner a minimum annual rental of approximately $1.5 million, with increases of 2.5% per annum for the first five years. We are including the annual rent guarantee in the above table using a March 1, 2006 exchange rate. In addition, included in these amounts is of a minimum revenue guarantee to the owner on a management contract we entered in January 2005. As part of the agreement, we have guaranteed the owner, an annual payment of $1.1 million for three years commencing July 2005.
In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

17.	STOCKHOLDERS’ EQUITY AND MINORITY INTERESTS
Common Stock
During the fourth quarter of 2003, we sold 8,500,000 shares of our common stock, par value $0.01 per share, at a price of $5.25 per share in a public offering. On December 16, 2003, the underwriters exercised their over-allotment option for an additional 601,900 shares. Our proceeds from the offering were $45,276 net of the underwriting discount, but prior to deducting expenses. These proceeds were used to repay indebtedness under our old Credit Facility.
As of December 31, 2004, 30,436,476 common shares were issued and outstanding. During 2005, we issued 47,700 shares of common stock through the exercise of stock options and 125,759 shares of common stock through the vesting of restricted stock. As a result, at December 31, 2005, 30,609,935 shares of our common stock were issued and outstanding. Each holder of common stock is entitled to one vote per share on all matters submitted to a vote of stockholders.
Treasury Stock
During 2003, we repurchased 5,000 shares at a total cost of $23. There were no repurchases in 2004 and 2005.
Operating Partnership Units
Interstate Operating Company, L.P., our subsidiary operating partnership, indirectly holds substantially all of our assets. We are the sole general partner of that partnership. Along with approximately 52 independent third-parties, we are also a limited partner of the partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. The agreement also gives us, as general partner, the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series. These interests may have such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.
On May 3, 2004, we redeemed 78,431 preferred units, which were held by an affiliate of one of our directors, for cash consideration of $16.70 per unit, totaling $1,310. Currently, the partnership has only Class A units of limited partnership interests outstanding. We and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock. At December 31, 2005, other limited partners owned 240,344 Class A units. The holders of each Class A unit not held by us or one of our subsidiaries may redeem it for cash equal to the value of one share of our common stock or, at our option, one share of our common stock.
We did not make any distributions during 2005, 2004 or 2003 to the holders of the Class A units. All net income and capital proceeds received by the partnership, after payment of the annual preferred return and, if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
applicable, the liquidation preference, will be shared by the holders of the Class A units in proportion to the number of units owned by each holder.

18.	INSURANCE
We make available certain insurance coverage to our managed hotels under the terms of each individual management agreement. This insurance is arranged through third-party carriers. Our insurance subsidiary reinsures certain portions of the coverage from these third-party primary insurers, providing for layers of coverage with minimum deductibles and annual aggregate limits. These policies are for coverage relating to innkeepers’ losses (general/comprehensive liability), garagekeeper’s legal liability and real and personal property insurance.
All accounts of our insurance subsidiary are classified with assets and liabilities of a similar nature in our consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $1,500 at December 31, 2005, which was classified as restricted cash in the consolidated balance sheet. There were no cash restrictions at December 31, 2004. The consolidated statements of operations include the insurance income earned and related insurance expenses incurred. The insurance income earned is included in other revenues in the consolidated statements of operations.
We are liable for costs of the IHC Employee Health and Welfare Plan, which was closed in March 2004 and provided certain employees with group health insurance benefits. We have recorded a runoff liability of $165 and $674 as of December 31, 2005 and 2004, respectively. These amounts are recorded as liabilities on our consolidated balance sheets.
Our Associates Benefits Choices plan provides healthcare benefits for the majority of our employees. The estimated extended liability reserve for this plan was approximately $10,040 and $7,339 as of December 31, 2005 and 2004, respectively. Substantially all of this liability is related to property level employees, the cost of which is reimbursed to us by the hotel owners. This plan does not provide any post-employment or post-retirement benefits. Only active employees are eligible for the healthcare benefits. In addition, Sunstone maintains benefit plans for all of its employees at the property level. The estimated extended liability reserve for these plans was $10,743 and $9,246 at December 31, 2005 and 2004, respectively. These amounts are reflected as liabilities on our consolidated balance sheet.

19.	EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
We maintain two defined contribution savings plans for our employees. Eligibility for participation in the plans is based on an employee meeting certain minimum age and service requirements. Employer matching contributions are based on a percentage of employee contributions. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan in which they participate. We incurred expenses related to employees at our corporate offices of approximately $408, $138, and $170 for the years ended December 31, 2005, 2004 and 2003, respectively.
Deferred Compensation Plans
Until 2004, we maintained two deferred compensation plans for certain executives and hotel general managers by depositing amounts into trusts for the benefit of the participating employees. In 2004, our IHC General Managers retirement plan was terminated and all participants were paid out. Deposits into the trusts are expensed and amounted to $311 and $273 and for the years ended December 31, 2004 and 2003, respectively. During 2005 for our remaining plan, participant contributions were frozen during the year due to pending legislation related to such plans being introduced by the IRS in that year. We did record approximately $350 for a discretionary match for the 2005 plan year. A plan amendment was made in 2006 and participation will begin in that year for our remaining plan. Amounts in the trusts earn investment income, which serves to increase the corresponding deferred compensation obligation. Investments, which are recorded at market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value, are directed by us or the participants, and consist principally of mutual funds. Unrealized gains and losses were not significant at December 31, 2005, 2004 and 2003.
Executive Real Estate Plan
In March 2004, we had formed an Executive Real Estate Fund. The fund allowed certain employees to invest in each real estate acquisition we make, in an amount equal to 5% of our investment for each acquisition. In 2005, we terminated that fund and all participants were paid out based upon their individual contributions. Our matching contribution for 2005 was approximately $290 prior to dissolving the fund.

20.	INCOME TAXES
Our effective income tax expense (benefit) rate for the years ended December 31, 2005, 2004, and 2003 differs from the federal statutory income tax rate as follows:

	2005	2004	2003

Statutory tax rate	35.0%	(35.0)%	35.0%
State and local taxes	5.0	(4.4)	4.4
Foreign subsidiaries rate and losses without benefit	1.5	2.5	177.9
Business meals and entertainment	0.3	2.1	4.4
Employment related tax credits	(11.3)	(53.5)	(173.2)
Valuation allowance	11.3	53.6	199.5
Nondeductible expenses	—	—	59.2
Other	(1.8)	5.9	80.4

	40.0%	(28.8)%	387.6%

The components of income tax expense (benefit) are as follows:

	2005	2004	2003

Current:
Federal	$350	$(250)	$250
State	609	300	450
Foreign	1,125	174	1,847

	2,084	224	2,547

Deferred:
Federal	4,442	(1,153)	2,168
State	801	(65)	(374)

	5,243	(1,218)	1,794

	$7,327	$(994)	$4,341

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) at December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred tax assets:
Allowance for doubtful accounts	$1,621	$1,383
Minority interest temporary difference	2,053	2,098
Net operating loss carryforward	24,219	29,739
Accrued expenses	1,872	1,863
Asset basis differences (management contracts)	11,784	15,094
Employment related tax credits	10,607	7,022
Equity in investee’s income (loss)	4,164	4,133

Total gross deferred tax assets	56,320	61,332
Less: valuation allowance	(41,334)	(39,264)

Net deferred tax assets	14,986	22,068

Deferred tax liabilities:
Allowance for doubtful accounts	—	—
Depreciation and amortization expense	(1,025)	(1,663)
Equity in investee’s income (loss)	—	—
Prepaid expense	(109)	(158)
Other	(1,927)	(1,935)

Total gross deferred tax liabilities	(3,061)	(3,756)

Net deferred tax asset	$11,925	$18,312

As of December 31, 2005, we had net operating loss carryforwards available from pre-merger periods of $14,842 after considering statutory usage limitations. These carryforwards begin to expire in 2018. As of December 31, 2005, we had net operating loss carryforwards available from post-merger periods of $45,829 that begin to expire in 2023. We have a valuation allowance to reduce the carrying value of pre-merger net operating losses and federal income tax credit carryforwards to our best estimate of what is more likely than not to be realized. The increase in our valuation allowance of ($2,070) from 2004 to 2005 and ($1,850) from 2003 to 2004 was primarily related to the increase in employment related tax credits that may not be utilized prior to their expiration.
We have reclassified certain amounts in 2004 to more accurately describe these amounts in conformity with our 2005 presentation. Additionally, certain amounts in the deferred tax assets and liabilities have been reclassified relating to pre-merger items in 2002. These reclassifications had no net impact on our net deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth certain items included in our consolidated financial statements for each quarter of the years ended December 31, 2005 and 2004.

	First	Second	Third	Fourth

2005:
Total revenues	$245,362	$278,821	$297,019	$295,040
Net income (loss) from continuing operations	(1,535)	1,612	3,735	7,174
Net income (loss) from discontinued operations	111	131	1,656	(7)

Net income (loss)	$(1,424)	$1,743	$5,391	$7,167

Basic earnings (loss) per common share from continuing operations	$(0.05)	$0.05	$0.12	$0.23
Basic earnings per common share from discontinued operations	—	0.01	0.06	—

Basic earnings (loss) per commons share	$(0.05)	$0.06	$0.18	$0.23

Diluted earnings (loss) per common share from continuing operations	$(0.05)	$0.05	$0.12	$0.23
Diluted earnings per common share from discontinued operations	—	0.01	0.05	—

Diluted earnings (loss) per common share	$(0.05)	$0.06	$0.17	$0.23

2004:
Total revenues	$220,720	$239,959	$238,924	$241,159
Net income (loss) from continuing operations	(3,548)	(1,794)	(433)	3,317
Net income (loss) from discontinued operations	(196)	(857)	133	(2,285)

Net income (loss)	$(3,744)	$(2,651)	$(300)	$1,032

Basic earnings (loss) per common share from continuing operations	$(0.11)	$(0.06)	$(0.01)	$0.11
Basic loss per common share from discontinued operations	(0.01)	(0.03)	—	(0.08)

Basic earnings (loss) per commons share	$(0.12)	$(0.09)	$(0.01)	$0.03

Diluted earnings (loss) per common share from continuing operations	$(0.11)	$(0.06)	$(0.01)	$0.11
Diluted loss per common share from discontinued operations	(0.01)	(0.03)	—	(0.08)

Diluted earnings (loss) per common share	$(0.12)	$(0.09)	$(0.01)	$0.03

22.	SUBSEQUENT EVENTS
Business Interruption Insurance Claim
In 2004, Florida experienced several strong hurricanes that damaged or closed 10 properties we managed for MeriStar. MeriStar and we have been in negotiations with the insurance provider to recover amounts under business interruption insurance policies. Our management agreement with MeriStar provides that we are entitled to recover management fees for the time period the hotels were partially or completely closed and for the time period after the hotels re-opened but were not operating at historical levels. We reached a settlement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
with MeriStar and our insurance provider in 2006 for the business interruption claim. We expect to receive approximately $3,200 in proceeds from business interruption insurance in the first quarter of 2006.
Asset Sales by MeriStar
In 2006, MeriStar sold 16 hotels and one golf and tennis club as part of their previously announced asset disposition program. We do not expect to manage any of these hotels after the transition period. The management fees for these hotels were approximately $2,800 in 2005. We expect to recognize termination fees of at least $5,700 from these management contract terminations and will recognize an impairment loss of approximately $8,100 related to the write-off of intangible assets from these management contracts.
Acquisition of MeriStar by The Blackstone Group
On February 21, 2006, MeriStar announced that it had entered into a definitive agreement to be acquired by affiliates of Blackstone. The acquisition is expected to close during the first half of 2006. Our management agreements for 45 of the hotels Blackstone will acquire as a result of the transaction are currently in place and were not affected by the transaction, and the Blackstone entities will have the same rights and duties (including with respect to budget setting, asset management and termination) as MeriStar under those contracts. We are currently in discussions with Blackstone as to its plans for MeriStar and the 45 hotels. We will evaluate the accounting impact on management contract intangible assets and goodwill, if any, as Blackstone’s intentions and the impact of this acquisition become known to us.
Transition of Chief Financial Officer
Bill Richardson, our Chief Financial Officer, will retire from the company on April 17, 2006, but will remain as a consultant. He will be succeeded as chief financial officer by Bruce Riggins, who is currently the chief financial officer of Innkeepers USA Trust, on April 17, 2006. Mr. Riggins previously worked for Interstate for seven years, most recently as a senior vice president and treasurer.
Acquisition of Twelve Oaks
In February 2006, BridgeStreet acquired Twelve Oaks Corporate Housing, a Chicago based entity with approximately 300 furnished apartment units, for a purchase price of approximately $1,030. The purchase was financed with general corporate funds. The acquisition includes the assumption of all leases related to Twelve Oaks, 14 furnished apartment complexes in and around the Chicago area, as well as the purchase of all of Twelve Oaks’ furniture and equipment. The acquisition nearly doubles our presence in the Chicago market.

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
Based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were adequate and effective in ensuring that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report was being prepared.
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
Changes in Internal Control over Financial Reporting
There has not been any change in the Company’s internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting in any negative respect.
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
Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by COSO to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective. KPMG LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting herein.
ITEM 9B. OTHER INFORMATION
None.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

All financial statements of the registrant are provided under Item 8 of this Report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

Information relating to schedules for which provision is made in the applicable accounting regulations of the SEC is included in the notes to the financial statements and is incorporated herein by reference.

3. EXHIBITS

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/ A filed with the Securities and Exchange Commission on August 2, 2002).
4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

Exhibit
No.	Description of Document

10.1	Amended and Restated Agreement of Limited Partnership of MeriStar H&R Operating Company, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.7	Agreement of Limited Partnership of MIP Lessee, L.P. (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended March 31, 1999).
10.8	Amended and Restated Employee Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.9	The Non-Employee Directors’ Incentive Plan of the Company, formerly MeriStar Hotels & Resorts, Inc (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/ A filed with the Securities and Exchange Commission on June 19, 1998 (Registration No. 333-49881)).
10.9.1	Amendment to the Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.9.2	Second Amendment to the Registrant’s Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.10	The Employee Stock Purchase Plan of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.10.1	Amendments to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.11	Employment Agreement, dated as of February 17, 2005, by and between Thomas F. Hewitt and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended September 30, 2005).
10.12	Amended and Restated Employment Agreement, dated as of May 1, 2005, by and between J. William Richardson and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended September 30, 2005).
10.13	Interstate Hotels & Resorts, Inc. Supplemental Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on March 2, 2004).
10.14	Form of Amended and Restated Senior Secured Credit Agreement, dated as of January 14, 2005, among Interstate Operating Company, L.P., Societe Generale, SG Americas Securities, LLC, and various other lenders (incorporated by reference to Exhibit 10.2 to the company’s Form 8-K filed with the Securities and Exchange Commission on January 21, 2005).
10.15	Form of Amended and Restated Security Agreement, dated as of January 14, 2005, among Interstate Operating Company, L.P., and other Pledgors named therein and Societe Generale, as administrative agent for the senior creditors (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 21, 2005).
10.16	First Amendment to the Amended and Restated Senior Secured Credit Facility, dated February 4, 2005, among the registrant, Interstate Operating Company, LP, Societe Generale, SG Credit Lyonnais New York Branch, Citigroup, Inc and various other vendors (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2005).

Exhibit
No.	Description of Document

10.17	Second Amendment to the Amended and Restated Senior Secured Credit Facility, dated May 5, 2005, among the registrant, Interstate Operating Company, LP, Societe Generale, SG Americas Securities, LLC, and various other vendors (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005).
21*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP.
24	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Interstate Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

By:	/s/ THOMAS F. HEWITT

Thomas F. Hewitt
Chief Executive Officer
Dated: March 14, 2006
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

Signature	Title	Date

/s/ THOMAS F. HEWITT Thomas F. Hewitt	Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ PAUL W. WHETSELL Paul W. Whetsell	Chairman of the Board	March 14, 2006

/s/ J. WILLIAM RICHARDSON J. William Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

Karim J. Alibhai	Director	March 14, 2006

/s/ LESLIE R. DOGGETT Leslie R. Doggett	Director	March 14, 2006

Joseph J. Flannery	Director	March 14, 2006

Signature	Title	Date

/s/ JAMES B. MCCURRY James B. McCurry	Director	March 14, 2006

Raymond C. Mikulich	Director	March 14, 2006

/s/ JOHN J. RUSSELL, JR John J. Russell, Jr.	Director	March 14, 2006

/s/ SHERWOOD M. WEISER Sherwood M. Weiser	Director	March 14, 2006