Form 10-Q
period 2006-03-31
INTERSTATE HOTELS & RESORTS INC
filed 2006-05-09
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission of File Number 1-14331

Interstate Hotels & Resorts, Inc.

Delaware (State of Incorporation)	52-2101815 (IRS Employer Identification No.)
4501 North Fairfax Drive Arlington, VA (Address of Principal Executive Offices)	22203 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☐

The number of shares of Common Stock, par value $0.01 per share, outstanding at May 1, 2006, was 30,824,079.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$13,504	$12,929
Restricted cash	3,545	3,209
Accounts receivable, net of allowance for doubtful accounts of $2,012 at March 31, 2006 and $2,011 at December 31, 2005	38,275	41,456
Due from related parties, net of allowance for doubtful accounts of $1,930 at March 31, 2006 and $1,800 at December 31, 2005	5,791	6,001
Prepaid expenses and other current assets	12,218	8,594

Total current assets	73,333	72,189
Marketable securities	1,455	1,503
Property and equipment, net	52,899	52,070
Investments in and advances to affiliates	7,258	7,686
Notes receivable	6,130	6,190
Deferred income taxes	11,341	11,925
Goodwill	96,809	96,809
Intangible assets, net	35,636	44,708

Total assets	$284,861	$293,080

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,319	$4,508
Accrued expenses	66,141	70,347
Current portion of long-term debt	3,750	3,750

Total current liabilities	74,210	78,605
Deferred compensation	1,416	1,474
Long-term debt	76,052	81,302

Total liabilities	151,678	161,381
Minority interest	1,070	1,059
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 30,795,806 and 30,609,935 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	308	306
Treasury stock	(69)	(69)
Paid-in capital	189,814	189,330
Accumulated other comprehensive income	305	64
Accumulated deficit	(58,245)	(58,991)

Total stockholders’ equity	132,113	130,640

Total liabilities, minority interest and stockholders’ equity	$284,861	$293,080

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended
	March 31,
	2006	2005

Revenue:
Lodging	$5,037	$1,758
Management fees	9,488	7,575
Management fees-related parties	13,375	6,619
Corporate housing	27,765	27,399
Other	3,711	2,757

	59,376	46,108
Other revenue from managed properties	224,949	191,887

Total revenue	284,325	237,995
Operating expenses by department:
Lodging	3,888	1,520
Corporate housing	22,990	23,409
Undistributed operating expenses:
Administrative and general	18,371	18,001
Depreciation and amortization	2,060	2,159
Restructuring and severance	—	1,947
Asset impairments and write-offs	8,550	1,062

	55,859	48,098
Other expenses from managed properties	224,949	191,887

Total operating expenses	280,808	239,985

OPERATING INCOME (LOSS)	3,517	(1,990)
Interest income	386	141
Interest expense	(2,063)	(3,932)
Equity in earnings (losses) of affiliates	(557)	2,842
Gain on sale of investments	—	385

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	1,283	(2,554)
Income tax (expense) benefit	(519)	1,001
Minority interest (expense) benefit	(18)	18

INCOME (LOSS) FROM CONTINUING OPERATIONS	746	(1,535)
Income from discontinued operations, net	—	111

NET INCOME (LOSS)	746	(1,424)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	253	(97)
Unrealized loss on investments	(12)	(484)

COMPREHENSIVE INCOME (LOSS)	$987	$(2,005)

BASIC AND DILUTIVE EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.02	$(0.05)
Discontinued operations	—	—

Basic and dilutive earnings (loss) per share	$0.02	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2006	2005

OPERATING ACTIVITIES:
Net income (loss)	$746	$(1,424)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,060	2,159
Equity in (earnings) losses of affiliates	557	(2,842)
Operating distributions from unconsolidated entities	80	133
Asset impairments and write-offs	8,550	1,062
Amortization of deferred financing fees	196	2,032
Minority interest	18	(18)
Deferred income taxes	584	(924)
Gain on sale of investments	—	(385)
Discontinued operations:
Depreciation and amortization	—	80
Changes in assets and liabilities:
Accounts receivable, net	3,196	(674)
Due from related parties, net	210	3,492
Prepaid expenses and other current assets	(1,176)	(2,918)
Accounts payable and accrued expenses	(7,376)	2,690
Other changes in asset and liability accounts	209	176

Cash provided by operating activities	7,854	2,639

INVESTING ACTIVITIES:
Proceeds from the sale of investments	—	483
Change in restricted cash	(336)	(1,817)
Purchases of property and equipment	(1,470)	(30,610)
Acquisition of subsidiary	(497)	—
Additions to intangible assets	(167)	(394)
Contributions to unconsolidated entities	(209)	(258)
Distributions from unconsolidated entities	—	4,909

Cash used in investing activities	(2,679)	(27,687)

FINANCING ACTIVITIES:
Proceeds from borrowings	4,000	110,200
Repayment of borrowings	(9,250)	(97,924)
Proceeds from issuance of common stock	397	17
Financing fees paid	—	(3,506)

Cash (used in) provided by financing activities	(4,853)	8,787

Effect of exchange rate on cash	253	(87)
Net increase (decrease) in cash and cash equivalents	575	(16,348)
CASH AND CASH EQUIVALENTS, beginning of period	12,929	16,481

CASH AND CASH EQUIVALENTS, end of period	$13,504	$133

SUPPLEMENT CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$1,892	$1,742
Income taxes	$738	$270

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY

We are the largest independent U.S. hotel management company, measured by number of rooms under management. We have three operating divisions: hotel management, corporate housing and hotel ownership, each of which are reportable operating segments. We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets. Our portfolio is diversified by franchise and brand affiliations. The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications and centralized accounting. As of March 31, 2006, we managed 282 properties, with 63,980 rooms in 41 states, the District of Columbia, Canada, and Russia.

Our corporate housing division is operated through our BridgeStreet subsidiary. This division provides apartment rentals for both individuals and corporations with a need for temporary housing as an alternative to long-term apartment rentals or prolonged hotel stays. As of March 31, 2006, we had 2,968 apartments under lease or management in the United States, France and the United Kingdom.

We also wholly own two hotel properties and hold non-controlling joint venture equity interests in seven joint ventures, which hold ownership interests in 15 of our managed properties as of March 31, 2006.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General — We have prepared these unaudited consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

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

Stock-Based Compensation — We adopted the fair-value based method of accounting for stock-based compensation effective January 1, 2003, using the prospective method described in SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” All stock-based awards granted prior to January 1, 2003 were fully vested as of December 31, 2005. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”) using the modified prospective method. We have previously and will continue to use the Black-Scholes pricing model to estimate the value of stock options granted to employees. The adoption of SFAS No. 123R did not have a material impact on our results of operations or financial position as all of our unvested stock-based awards as of December 31, 2005 have previously been accounted for under the fair-value method of accounting. See Note 14, “Stock-Based Compensation,” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Control of a Limited Partnership — Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EIFT 04-05”) was ratified by the FASB in September 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective for fiscal years beginning after December 15, 2005 and as of June  29, 2005 for new or modified arrangements. We are not the sole general partner in any of our joint ventures, nor are we the controlling general partner for the one joint venture which involves multiple general partners. Accordingly, this EITF does not change the manner in which we account for our existing joint ventures. We did not enter into any new joint ventures during the quarter ended March 31, 2006.

3.	EARNINGS PER SHARE

We calculate our basic earnings per common share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. Potentially dilutive shares include restricted stock and stock options granted under our various stock compensation plans and operating partnership units held by minority partners. In periods in which there is a loss, diluted shares outstanding will equal basic shares outstanding to prevent anti-dilution. Basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three months ended
	March 31, 2006			March 31, 2005
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Income (loss) from continuing operations	$746	30,685	$0.02	$(1,535)	30,455	$(0.05)
Income from discontinued operations, net of tax	—	—	—	111	—	—

Basic net income (loss)	$746	30,685	$0.02	$(1,424)	30,455	$(0.05)
Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	105	—	—	—	—
Assuming vesting of outstanding restricted stock	—	130	—	—	—	—

Diluted net income (loss)	$746	30,920	$0.02	$(1,424)	30,455	$(0.05)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS AND ADVANCES TO AFFILIATES

Our investments and advances to our joint ventures and affiliated companies consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

MIP Lessee, L.P.	$1,630	$2,022
CNL/IHC Partners, L.P.	2,569	2,566
Interconn Ponte Vedra Company, L.P.	2,679	2,670
Other	380	428

Total	$7,258	$7,686

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

The summarized financial information of MIP Lessee, L.P. for the three months ended March 31, 2006 and 2005 is presented below. Summarized profit and loss information for this investment is required by Regulation S-X to be disclosed in interim periods, as they have met certain financial tests in relation to our consolidated financial position and results of operations. The summarized information is as follows:

	Three months ended
	March 31,
	2006	2005

Revenues	$21,258	$20,402
Operating expenses	16,127	15,890
Net loss	(3,919)	(8,145)
Our share of the above losses	(392)	(806)

5.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

Management contracts	$40,367	$49,902
Franchise fees	1,226	1,226
Deferred financing fees	2,224	2,339

Total cost	43,817	53,467
Less accumulated amortization	(8,181)	(8,759)

Intangible assets, net	$35,636	$44,708

We amortize the value of our intangible assets over their estimated useful lives, which generally correspond with the expected terms of the associated management, franchise, or financing agreement. In the first quarter of 2006, we recognized impairment losses of $8.3 million related to management contract costs for 18 properties sold by Meristar in 2006. During February 2006, we paid $0.5 million to acquire a corporate housing business in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chicago, IL. In connection with this acquisition, we recorded intangible assets of $0.5 million related to customer rental contracts which we assumed as part of the purchase. We will amortize the intangible asset over the remaining term of the contracts, all of which expire in 2006.

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $0.9 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively. We also incurred amortization expense related to deferred financing fees of $0.2 million and $2.0 million for the three months ended March 31, 2006 and 2005. In 2005 $1.8 million of deferred financing fees was recorded as interest expense in connection with the refinancing of our senior credit facility and repayment of our subordinated term loan.

We evaluate our capitalized management contracts for impairment when circumstances warrant. When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. During February 2006, The Blackstone Group announced the acquisition of MeriStar. This transaction closed on May 2, 2006. As of March 31, 2006, we do not believe the carrying value of $24 million, that is associated with the MeriStar management contract intangible asset is impaired as the obligations and duties under those contracts, including the payment of termination fees, were assumed by The Blackstone Group. The Blackstone Group has not indicated to us that they will terminate the management contracts; however, we will continue to assess the recorded value of those management contracts and the related amortization period.

We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of our goodwill more frequently. Due to the expected loss of management contracts from the Goldman portfolio and the sale of 18 MeriStar properties during the first quarter of 2006, we have tested goodwill for impairment. Based on our analysis, we have concluded that our goodwill is not impaired as of March 31, 2006.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

Salaries and employee related benefits	$25,788	$34,234
Other	40,353	36,113

Total	$66,141	$70,347

No individual amounts in “Other” represent more than 5% of current liabilities.

7.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005

Senior credit facility — revolving loan	$16,526	$20,526
Senior credit facility — term loan	44,276	45,526
Mortgage debt	19,000	19,000

Total long-term debt	79,802	85,052
Less current portion	(3,750)	(3,750)

Long-term debt, net of current portion	$76,052	$81,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Credit Agreement — In January 2005, we entered into an amended and restated senior secured credit facility, which we refer to as the “Credit Facility,” with various lenders. The Credit Facility replaces our previous senior secured credit facility and provides aggregate loan commitments for a $53.0 million term loan and a $55.0 million revolving loan. The Credit Facility is scheduled to mature on January  14, 2008. When we entered into the Credit Facility, we borrowed approximately $87.2 million, including the entire $53.0 million term loan and $34.2 million under the revolving loan. We are required to make quarterly payments of $1.3 million on the term loan until its maturity date.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of March 31, 2006, based on those financial tests, borrowings under the revolving loan bore interest at the 30-day LIBOR rate plus 325 basis points (a rate of 8.13% per annum) and borrowings under the term loan bore interest at the 30-day LIBOR plus 450 basis points (a rate of 9.38% per annum). We incurred interest expense of $1.5 million on the senior credit facilities for both the three months ended March 31, 2006 and 2005.

The debt under the Credit Facility is guaranteed by certain of our existing subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts and or agreements. The Credit Facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. In connection with the purchase of the Hilton Concord hotel, we entered into amendments to the Credit Facility in February 2005 and May 2005 in order to modify certain liquidity covenants that we would have otherwise failed pursuant to the purchase of the hotel. At March 31, 2006, we are in compliance with the loan covenants of the Credit Facility and expect to be in compliance for the remainder of the loan term.

Mortgage Debt — In February 2005, we entered into a $19.0 million non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. We are required to make interest-only payments until the loan matures in March 2008. The loan bore interest at the 30-day LIBOR rate plus 225 basis points (rate of 7.13% per annum at March 31, 2006). We incurred interest expense on the loan of $0.3 million for the three months ended March 31, 2006.

Interest Rate Caps — In February 2005, we entered into a $19.0 million, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 6.65% per annum and is scheduled to mature on March 1, 2008. In March 2005, we entered into a $55.0 million, three-year interest rate cap agreement related to our Credit Facility, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 5.75% per annum and is scheduled to mature on January 14, 2008. At March 31, 2006, the total fair value of these interest rate cap agreements was approximately $65,000, with changes in fair value recorded as interest expense.

8.	SEGMENT INFORMATION

We are organized into three reportable segments: hotel management, hotel ownership and corporate housing. Following our acquisition of two hotels in 2005, hotel ownership was required to be classified as a separate reportable segment due to its material significance and the management determined internal process established to oversee hotels and joint venture investments. Each segment is managed separately because of its distinctive products and services. Reimbursable expenses, classified as “other revenue and expenses from managed properties” on the statement of operations, are not included as part of this segment analysis. These reimbursable expenses are all part of the hotel management segment.

Hotel management includes the operations related to our managed properties, our purchasing, construction and design subsidiary and our insurance subsidiary. Revenue for this segment is comprised of “management fees,” “management fees-related parties” (which includes $5.4 million and $1.1 million of termination fees in 2006 and 2005, respectively) and “other” from the face of our income statement. Our insurance subsidiary provides a layer of reinsurance for property, casualty, auto and employment practices liability coverage to our hotel owners. Corporate Housing includes the related revenue and expense from the face of our income statement as well as general and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative costs, depreciation and interest expense related to that segment. Hotel ownership includes our wholly-owned hotels and joint venture investments. Corporate includes expenses related to our public company structure, certain restructuring charges, Board of Directors costs, audit fees, unallocated corporate debt and an allocation for rent and legal expenses. Corporate assets include our cash accounts, deferred tax assets, deferred financing fees and various other corporate assets. We have revised amounts previously reported to reflect the addition of hotel ownership as a reportable segment in 2005. All amounts presented are in thousands.

	Hotel	Corporate	Hotel
	Management	Housing	Ownership	Corporate	Consolidated

Three months ended March 31, 2006
Revenue	$26,574	$27,765	$5,037	$—	$59,376
Depreciation and amortization	994	517	442	107	2,060
Operating expense	20,535	27,960	3,888	1,416	53,799

Operating income (loss)	5,045	(712)	707	(1,523)	3,517
Interest expense, net	—	(8)	(323)	(1,346)	(1,677)
Equity in earnings of affiliates	—	—	(557)	—	(557)

Income before minority interests and income taxes	$5,045	$(720)	$(173)	$(2,869)	$1,283

Total assets	$168,664	$28,788	$54,586	$32,823	$284,861
Capital expenditures	$580	$945	$297	$145	$1,967
Three months ended March 31, 2005
Revenue	$16,951	$27,399	$1,758	$—	$46,108
Depreciation and amortization	1,534	297	146	182	2,159
Operating expense	11,947	28,359	1,520	4,113	45,939

Operating income (loss)	3,470	(1,257)	92	(4,295)	(1,990)
Interest expense, net	—	—	(238)	(3,553)	(3,791)
Equity in losses of affiliates	—	—	2,842	—	2,842
Other gains	—	—	—	385	385

Income before minority interests and income taxes	$3,470	$(1,257)	$2,696	$(7,463)	$(2,554)

Total assets	$183,179	$28,615	$52,186	$25,341	$289,321
Capital expenditures	$191	$96	$30,275	$48	$30,610

Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands):

	Three months
	ended March 31,
	2006	2005

Canada	$73	$208
United Kingdom	$6,978	$6,997
France	$488	$490
Russia	$375	$375

9.	RESTRUCTURING EXPENSES

We incurred $1.9 million in restructuring and severance expenses for the three months ended March 31, 2005. These expenses primarily consist of severance payments to former personnel, of which $1.8 million related to Steve Jorns, our former chief executive officer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	ASSET IMPAIRMENTS AND OTHER WRITE-OFFS

The charges for asset impairment and other write-offs consist of the following (in thousands):

	Three months
	ended March 31,
	2006	2005

Management contract costs	$8,550	$239
Hotel real estate investment fund costs	—	823

Total	$8,550	$1,062

Management contract costs are amortized on a straight-line basis over the life of the management contract. In the event that the management contract is terminated early, the unamortized management contract costs are impaired. For the three months ended March 31, 2006, the management contract impairment primarily relates to the sale of 18 MeriStar properties. For the three months ended March 31, 2005, the impairment of management contract costs related to the Hilton San Diego Gaslamp hotel, which was sold in January 2005 by our S.D, Bridgeworks joint venture. The remaining impairment related to a real estate investment fund which we were attempting to form with a group of institutional investors. We concluded that other investment vehicles may be more appropriate for the company and accordingly, decided not to proceed with this particular investment fund.

11.	OTHER TRANSACTIONS

In January 2005, we recognized a gain of $0.4 million from the exchange of stock warrants for stock in an unaffiliated company and subsequent sale of that stock, which we had held as an investment.

We managed eight MeriStar properties that were damaged or closed due to hurricanes in 2004. During the three months ended March 31, 2006, we settled our claim for lost management fees and we received approximately $3.2 million in business interruption proceeds. This recovery is recorded in management fees-related parties on the income statement.

12.	COMMITMENTS AND CONTINGENCIES

Insurance Matters — As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of December 2005, only 112 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on the information, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks, the estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. The amount of our receivable exceeds the dividend amounts claimed by the prior carrier. We have reserved the amount of the excess given the financial condition of the carrier. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there was no effect on the statement of operations in 2005 or the first quarter of 2006. We will aggressively pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with them regarding the contractual amounts due to us. To the extent we do not collect sufficiently on our receivable, we will vigorously attempt to recover any additional amounts from our owners.

Leases — We lease apartments for our corporate housing division and office space for our corporate offices. Future minimum lease payments required under these operating leases as of March 31, 2006 were as follows (in thousands):

2006	$34,492
2007	18,654
2008	14,472
2009	12,377
2010	8,485
Thereafter	20,301

Total	$108,781

The operating lease obligations shown in the table above have not been reduced by a non-cancelable sublease related to our corporate office space (see below for details). We remain secondarily liable under this lease in the event that the sub-lessee defaults under the sublease terms. We do not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements. We expect to receive minimum payments as of March 31, 2006 under this sublease as follows:

2006	$361
2007	1,101
2008	1,145
2009	1,190
2010	1,238
Thereafter	3,197

Total	$8,232

Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $2.0 million to these hotel owners in the form of investments or loans. The timing of future investments or working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.

Guarantees — In January 2005, BridgeStreet signed a 15-year operating and management agreement to operate 116 apartments in London. As part of the agreement, we have guaranteed the building owner minimum monthly rental revenues of approximately $90,000 from July 2005 through June 2008. We recorded a liability for the minimum revenue guarantee and an offsetting entry to prepaid rent. The liability is reduced as the minimum monthly revenue amount is paid each month and the prepaid rent is amortized to corporate housing expense. We have not been required to fund any shortfalls through the first nine months of the guarantee. At March 31, 2006, we have a remaining asset and corresponding liability of $2.5 million related to this guarantee.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

13.	ACQUISITIONS

On February 11, 2005, we acquired the 329-room Hilton Concord hotel located in the East Bay area of San Francisco, California. The acquisition cost was $31.2 million, including normal and customary closing costs. We financed the purchase through borrowings on our credit facility and a $19.0 million non-recourse mortgage loan, which increased our leverage and required us to obtain two amendments under our credit facility in the first and second quarter of 2005. The acquisition cost of the hotel was allocated as follows (in thousands):

Cash and restricted cash	$1,739
Accounts receivable and other assets	105
Property and equipment	29,935

Total	$31,779

The purchase of the Hilton Concord was a material acquisition; accordingly, we are providing the pro forma financial information set forth below, which presents our combined results as if the acquisition had occurred on January 1, 2005. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results. All amounts are presented in thousands.

	Actual	Pro Forma
	Three months ended	Three months ended
	March 31, 2006	March 31, 2005

Pro forma lodging revenues	$5,037	$2,906
Pro forma net income (loss)	$746	$(1,661)
Pro forma diluted earnings (loss) per share	$0.02	$(0.05)

14.	STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” We adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all equity-based payments granted subsequent to January  1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. We do not consider the accounting for our stock-based awards to be a critical accounting policy as the related amounts are not significant to our consolidated balance sheet and statement of operations.

We maintain three stock-based compensation plans, under which, we may award to participating employees options to purchase our common stock and restricted shares of our common stock. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 for employee stock-based awards granted, modified or settled on or after January 1, 2003 and recorded compensation expense based on the fair value of the stock-based awards at the date of grant. All stock-based awards granted in fiscal years prior to 2003 are fully vested as of December 31, 2005. As a result, the adoption of SFAS No. 123R had no effect on the compensation cost which we have recorded related to stock-based awards, net income and basic and dilutive earnings per share for the three months ended March 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table (in thousands, except per share amounts) illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to all equity-based compensation for the three months ended March 31, 2005. The reported and pro forma net income and earnings per share for the three months ended March 31, 2006 are the same because all equity-based compensation is calculated under the provisions of SFAS 123R. The amounts for the three months ended March 31, 2006 are included in the following table only to provide net income and earnings per share for a comparative presentation to the same period of the previous year. The pro forma disclosure for the three months ended March 31, 2005 utilized the Black-Scholes pricing model to estimate the value of the respective options with such value amortized to expense over the options’ vesting periods.

	Three months ended
	March 31,
	2006	2005

Net loss, as reported	$746	$(1,424)
Add: Stock-based employee compensation expense included in net loss, net of tax	296	53
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(296)	(63)

Net loss, pro forma	$746	$(1,434)

Earnings (Loss) per share:
Basic and diluted, as reported	$(0.02)	$(0.05)
Basic and diluted, pro forma	$(0.02)	$(0.05)

We will continue to utilize the Black-Scholes pricing model to estimate the fair value of all stock options granted subsequent to January 1, 2006. The fair value of stock options under this pricing model will be calculated based on the stock price on the date of the option grant, the exercise price of the option and the following assumptions: (1) risk-free interest rate, (2) expected dividend yield, (3) expected volatility, (4) expected life of options and (5) forfeiture rate. As there were no stock options granted during the first quarter of 2006, we have yet to apply these assumptions to any stock-based awards.

At March 31, 2006, approximately 1.8 million shares of common stock were available for future grants under our stock-based compensation plans. The stock-based awards granted under these plans, which include stock options and restricted stock, are typically awarded at the fair market value of our common stock at the date of grant. They vest over a period of three years and have a maximum term of ten years from the date of grant. For stock subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. The compensation cost that has been charged against income for these plans for the three months ended March 31, 2006 was approximately $0.3 million.

As of March 31, 2006, there was $0.6 million of unrecognized compensation cost related to unvested stock awards granted under the compensation plans noted above. The cost is expected to be recognized through the first quarter of 2009 with a weighted-average recognition period of 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the equity-based compensation plans as of March 31, 2006, and changes during the three months then ended is as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price/Share	Value

Options outstanding at December 31, 2005	1,614,421	$6.76
Granted during the quarter	—	$—
Exercised during the quarter	(126,120)	$2.52
Forfeited during the quarter	—	$—

Options outstanding at March 31, 2006	1,488,301	$7.04	$599,700

Options exercisable at March 31, 2006	1,308,180	$7.33	$599,600

The weighted average remaining contractual life for all options outstanding and all options exercisable under these plans at March 31, 2006 was 5.8 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was approximately $0.2 million.

A summary of the restricted stock activity under the equity-based compensation plans as of March 31, 2006, and changes during the three months then ended is as follows:

		Weighted
	Number of	Average Grant-
	Restricted	Date Fair
	Shares	Value

Unvested at December 31, 2005	228,657	$4.65
Granted during the quarter	25,000	$4.28
Vested during the quarter	(98,743)	$4.63
Forfeited during the quarter	—	$—

Unvested at March 31, 2006	154,914	$4.61

The total intrinsic value of restricted stock which vested during the three months ended March 31, 2006 was approximately $0.5 million.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, is intended to help the reader understand Interstate, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated interim financial statements and the accompanying notes, which we refer to as Notes.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Quarterly Report on Form 10-Q and the information incorporated by reference herein, we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and other similar terms and phrases. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K and the documents incorporated by reference herein. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not undertake to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview and Outlook

Our Business — We are the largest independent U.S. hotel management company, measured by number of rooms under management. We have three reportable operating segments: hotel management, hotel ownership (through whole-ownership and joint ventures) and corporate housing. Our portfolio of managed properties is diversified by brand, franchise and ownership group. As of March 31, 2006, we managed hotels representing more than 30 franchise and brand affiliations and operated 25 independent hotels. Our managed hotels are owned by more than 60 different ownership groups. We managed 282 properties, with 63,980 rooms in 41 states, the District of Columbia, Canada and Russia. We also owned two hotels with 524 rooms and had 2,968 apartments under lease or management in the United States, France and the United Kingdom through BridgeStreet, our corporate housing subsidiary.

Financial Highlights and Significant Events

Financial Highlights — Our strong operating results in the first quarter of 2006 were driven by the performance of each of our reportable segments: hotel management, corporate housing and hotel ownership. Although the number of hotel properties in which we manage decreased 10.8% from March 31, 2005 to March 31, 2006, our base management fees (excluding the effects of termination fees and business interruption proceeds) increased 5.9% over the comparable quarterly periods. This growth is primarily due to our focus on increasing revenue per available room or RevPAR, retaining profitable management contracts and continually improving operating efficiencies at our managed properties quarter over quarter. Our corporate housing operations, in addition to achieving a slight increase in revenues, which was achieved while operating 6.2% fewer units in the first quarter of 2006 as compared to the first quarter of 2005, improved gross margins from 14.6% to 17.2% over the same period. The improvement was driven by the continued strategic management of our apartment inventory cycle, which focuses on obtaining more flexible lease terms and allows us to quickly add or remove units in particular markets based on demand. Finally, the Hilton Concord and Hilton Durham, our two wholly-owned hotels, contributed $0.7 million to our operating income.

Significant Events — Various events have occurred in 2006 which have had an impact on our operations in the first quarter of 2006 and will continue to impact our operations in future periods. In connection with its previously announced asset disposition program, MeriStar sold 17 hotels and a golf and tennis club in 2006. We managed all 18 of these properties and do not expect to continue to manage them after the transition period to the new owners. We entered into contracts with the new owner for 12 of the properties; however, our management of these properties is expected to end in July 2006. In connection with these dispositions, we recorded termination fees of approximately $4.2 million during the quarter, $4.1 million of which represents one-time termination payments. We recorded an additional $1.5 million in termination fees during the quarter related to hotels which were sold by their respective owner prior to 2006. We estimate that the remaining termination fees to be received from the 18 properties discussed above will amount to approximately $5.3 million, payable monthly through 2009, and assuming no replacement management contracts are executed with the owner which would reduce the termination fee payable. In addition, we recognized $8.3 million of impairment losses for the write-off of intangible assets related to the management contracts from these 18 properties. We were also notified that the private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings, for which we managed 15 properties at the end of 2005, will be terminating our management contracts and turning the management of these properties over to Highgate Holdings. We ceased managing 12 of these properties as of April 30, 2006 and our management of two additional properties will end within the next twelve months. These 14 properties accounted for approximately $0.7 million in management fees during the first quarter of 2006. There are no management contract intangible assets associated with these 14 properties.

We have partially offset the loss of these management contracts by obtaining the management contracts to ten additional properties during the first quarter of 2006. These properties, which include the Hilton Times Square in New York City and a portfolio of six Residence Inn properties in the Cleveland, OH area, added approximately 1,600 rooms to our portfolio.

In May 2006, The Blackstone Group acquired MeriStar. Our management agreements for 44 of the hotels Blackstone acquired as a result of the transaction are currently in place and are not affected by the transaction, and the Blackstone entities have the same rights, responsibilities and duties (including with respect to budget setting, asset management and termination) as MeriStar did under those contracts. We are currently in discussions with Blackstone as to its plans for the 45 hotels. The 45 hotels accounted for approximately 13,400 rooms and $3.5 million in management fees during the first quarter of 2006.

In February 2006, we and MeriStar agreed to a settlement with the insurance carrier for business interruption proceeds related to 8 properties which were damaged or closed by hurricanes in 2004. In accordance with the settlement, we received business interruption proceeds of $3.2 million during the quarter, which have been recorded as management fees in our statement of operations.

In February 2006, BridgeStreet acquired Twelve Oaks Corporate Residences, Inc., which we refer to as “Twelve Oaks”, a Chicago based entity with leases for approximately 300 furnished apartment units for $1.0 million. The acquisition includes the assumption of all leases related to Twelve Oaks, 13 furnished apartment complexes in and around the Chicago area, as well as the purchase of all of Twelve Oaks’ furniture and equipment. The acquisition nearly doubles our presence in the Chicago market.

Industry Overview

The U.S. economy expanded by 1.6% during the fourth quarter of 2005, which was well below expectations and the long-term potential estimated at 3.5%, primarily due to the effects of hurricanes and other temporary factors. The economy is forecasted to rebound with a strong growth rate during the first quarter of 2006, continue at an approximate growth rate of 4.0% through 2006 and then sustainable growth rates through 2008. Initial projections for the lodging industry for 2006 point to continuing strength across all segments and locations, which is supported by robust consumer discretionary spending grown together with sustained growth in business travel and group meetings. The lodging industry is expected to experience its third consecutive year of record-setting RevPAR gains in 2006, with forecasts indicating cumulative three year RevPAR gains ending 2006 of 25.9%. RevPAR growth is forecasted to slow in 2007 and 2008 as supply additions accelerate and demand growth slows. In 2005, occupancy reached its highest level and ADR had its highest growth rate since 2000. For 2006, occupancy is expected to be approximately 64.3%, its highest rate since 1996, and ADR growth is expected to increase by approximately 5.8%.

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

We have discussed those policies that we believe are critical and require judgment in their application in our Annual Report on Form 10-K, as amended, for the year ending December 31, 2005. Since the date of that report, there have been no material changes to our critical accounting policies or the methodologies or assumptions we use in applying them.

Results of Operations

Operating Statistics

Statistics related to our managed hotel properties, corporate housing units and wholly-owned properties include1:

	Three Months
	Ended March 31		Percent Change
	2006	2005	’06 vs. ’05

Hotel Management
Properties managed	282	316	(10.8)%
Number of rooms	63,980	71,789	(10.9)%
Corporate Housing
Number of markets	17	17	0%
Average number of units	2,848	3,035	(6.2)%
Hotel Ownership
Number of properties	2	1	100.0%
Number of rooms	524	156	235.9%

Hotels under management decreased by a net of 34 properties as of March 31, 2006 compared to March 31, 2005, due to the following:

•	MeriStar sold 26 properties, 15 of which we no longer manage.

•	We acquired two additional management contracts while transitioning three out of our system relating to the portfolio of hotels we manage for Sunstone Hotel Investors, Inc.

•	The portfolio of hotels we manage for Goldman Sachs and Highgate Holdings has sold seven properties, six of which we no longer manage.

1 Statistics related to hotels in which we manage and also hold a partial ownership interest through a joint venture have been included in hotel management.

•	We transitioned 29 other properties out of our system, including eight properties that were owned as part of the joint venture with FelCor.

•	We added 17 other properties from various owners.

The operating statistics related to our managed hotels on a same-store basis2 and our corporate housing division, were as follows:

	Three Months
	Ended March 31,		Percent Change
	2006	2005	’06 vs. ’05

Hotel Management
RevPar	$79.49	$71.41	11.3%
ADR	$116.13	$107.20	8.3%
Occupancy	68.4%	66.6%	2.7%

	Three Months
	Ended March 31,		Percent Change
	2006	2005	’06 vs. ’05

Corporate Housing
ADR	$113.68	$107.82	5.4%
Occupancy	91.5%	90.2%	1.4%

Revenue

The significant components of revenue were as follows (in thousands):

	Three Months
	Ended March 31,		Percent Change
	2006	2005	’06 vs. ’05

Lodging	$5,037	$1,758	186.5%
Management fees	22,863	14,194	61.1%
Corporate housing	27,765	27,399	1.3%
Other	3,711	2,757	34.6%
Other revenue from managed properties	224,949	191,887	17.2%

Total revenue	$284,325	$237,995	19.5%

Lodging — The increase in lodging revenue is due to the inclusion of the operations of the Hilton Concord and Hilton Durham hotels for the entire quarter. The Hilton Concord hotel was purchased in February 2005, while the Hilton Durham was purchased in November 2005.

Management fees — The increase in management fees is primarily related to one-time termination fees of $4.1 million received from MeriStar due to the sale of 10 properties in the first quarter of 2006. In addition, in the first quarter of 2006, we received approximately $3.2 million in business interruption proceeds associated with 8 MeriStar properties that were damaged or closed due to the hurricanes in 2004. Additional revenues were generated

2 We present these operating statistics for the periods included in this report on a same-store hotel basis. We define our same-store hotels as those which (i) are managed by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel, and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the periods being reported. In addition, the operating results of hotels for which we no longer managed as of March 31, 2006 are also not included in same-store hotel results for the periods presented herein. Of the 282 properties that we managed as of March 31, 2006, 256 hotels have been classified as same-store hotels.

by improvements in RevPAR, ADR, and occupancy, which were slightly offset by fewer managed properties during the quarter.

Corporate housing — The marginal increase in corporate housing revenue is attributable to improved operations in the Chicago market, resulting from the acquisition of Twelve Oaks in Chicago. This acquisition resulted in the availability of an additional 300 furnished units. Revenues also increased due to improved ADR and occupancy rates but were offset by a reduction in the number of available units in the Washington, D.C., New York, and Pittsburgh markets, resulting from our continued effort to maximize occupancy.

Other — Other revenues increased $1.0 million due to the timing of revenue recognition for our purchasing and capital project management services completing projects earlier in the year than expected and one-time vendor incentives being recognized. These increases were offset by a slight decrease in revenue from our insurance subsidiary.

Other revenue from managed properties — These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. Due to the timing of property changes and the increase in payroll and insurance costs from 2005 to 2006, our reimbursable expenses have increased although our managed properties at the end of the period have decreased. The period to period comparison is further impacted by the 22 upscale hotels affiliated with Goldman Sachs and Highgate Holdings we began operating in March 2005, and the transition of other properties out of our system during 2005 and the first quarter of 2006. As such, the change in the number of our managed properties at the end of March 31, 2006 compared to March 31, 2005 did not have a relative effect on the change in our reimbursable costs.

Operating Expenses by Department

Lodging expenses increased $2.4 million or 155.8%, to $3.9 million for the three months ended March 31, 2006, compared to $1.5 million for the three months ended March 31, 2005. The increase is due to the inclusion of the operations of the Hilton Concord and Hilton Durham hotels for the entire quarter and was primarily driven by an increase in revenue. The Hilton Concord hotel was purchased in February 2005, while the Hilton Durham was purchased in November 2005. In addition, gross profit related to these operations increased from 13.5% to 23.0%. The Hilton Concord incurred lodging expenses of $2.8 million and the Hilton Durham incurred lodging expenses of $1.1 million for the three months ended March 31, 2006.

Corporate housing expenses decreased $0.4 million or 1.8%, to $23.0 million, for the three months ended March 31, 2006, from $23.4 million for the three months ended March 31, 2005. The decrease in corporate housing expenses is primarily due to a decrease in apartment rental expenses resulting from a reduction in the average number of units from 3,035 to 2,848 from March 31, 2005 to March 31, 2006.

Undistributed Operating Expenses

The significant components of undistributed operating expenses were as follows (in thousands):

	Three Months
	Ended March 31,		Percent Change
	2006	2005	’06 vs. ’05

Administrative and general	$18,371	$18,001	2.1%
Depreciation and amortization	2,060	2,159	(4.6)%
Restructuring and severance	—	1,947	(100.0)%
Asset impairments and write-offs	8,550	1,062	705.1%

Total undistributed operating expenses	$28,981	$23,169	25.1%

Administrative and general — Administrative and general expenses showed a slight increase between periods. These expenses consist of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses.

Depreciation and amortization — Although we had a significant increase in depreciable assets for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to the presence of two wholly owned hotels throughout the first quarter of 2006, our depreciation and amortization expense slightly decreased. This occurred as various software development programs became fully depreciated in December 2005, resulting in a $0.4 million reduction in depreciation expense, and the significant impairment of management contract costs related to sale of MeriStar properties, that reduced amortization expense by approximately $0.2 million. These changes were offset by additional depreciation expense of $0.2 million from the owned hotels and amortization expense of $0.3 million related to customer contracts acquired in the Twelve Oaks acquisition.

Restructuring and severance — The restructuring expenses incurred in the three months ended March 31, 2005, relate to severance costs of approximately $1.8 million for our former CEO in connection with the terms of his separation agreement.

Asset impairments and write-offs — When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. For the three months ended March 31, 2006, $8.3 million of asset impairments were recorded as a result of the termination of management contracts related to the sale of 18 MeriStar properties. For the three months ended March 31, 2005, $0.3 million was recorded due to the sale of the Hilton San Diego Gaslamp hotel and $0.8 million of costs were presented on this line item related to a real estate investment fund which we decided not to proceed with.

Other Income and Expenses

The significant components of other income and expenses were as follows (in thousands):

	Three Months
	Ended March 31,		Percent Change
	2006	2005	’05 vs. ’04

Interest expense, net	$1,677	$3,791	(55.8)%
Equity in earnings (losses) of affiliates	(557)	2,842	(119.6)%
Gain on sale of investments and extinguishment of debt	—	385	(100.0)%
Income tax expense (benefit)	519	(1,001)	151.8%
Minority interest expense (benefit)	18	(18)	200%
Income from discontinued operations, net of tax	—	111	(100.0)%

Interest expense, net — Net interest expense decreased primarily due to $1.8 million of unamortized deferred financing fees which were written-off in January 2005 in connection with the refinancing of our credit facility. The remainder of the decrease was due to our average debt balance decreasing between periods with only a minor interest rate increase.

Equity in earnings (loss) of affiliates — The majority of this decrease is attributable to our gain from the sale of the Hilton San Diego Gaslamp of approximately $3.7 million in January 2005. We held a 17% interest in S.D. Bridgeworks, LLC, which owned the hotel. We have had no joint venture asset sales in 2006. The decrease was partially offset by improved operations in our MIP joint venture of $0.4 million for the three months ended March 31, 2006 compared to 2005.

Gain on sale of investments and extinguishment of debt — In January 2005, we recognized a gain of $385 from the exchange of stock warrants in an unaffiliated company and subsequent sale of that stock, which we had held as an investment.

Income tax expense (benefit) — The change in income tax expense is driven by the change in our operations from a loss to an income position. Our effective tax rate also increased slightly from 39% in 2005 to 41% in 2006.

Income from discontinued operations, net of tax — Income from discontinued operations represents the operations of the Pittsburgh Airport Residence Inn by Marriott, which was sold in September 2005.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Three Months
	Ended March 31,		Percent Change
	2006	2005	’05 vs. ’04

Cash provided by operating activities	$7,854	$2,639	197.6%
Cash used in investing activities	(2,679)	(27,687)	90.3%
Cash provided by (used in) financing activities	(4,853)	8,787	(238.3)%
Working capital	(877)	(17,976)	95.1%
Cash interest expense	(1,892)	(1,742)	8.6%
Debt Balance	79,802	101,473	21.4%

Operating Activities — The increase in cash provided by operating activities is primarily due the change in net income, which increased $9.1 million after removing the non-cash asset impairment and write-offs of $8.6 million and $1.1 million incurred during the three months ended March 31, 2006 and 2005, respectively. Included in net income for the first quarter of 2006 is a one-time cash payment of $3.2 million resulting from the settlement of our business interruption claim and one-time termination fees of $4.1 million related to the sale of 10 MeriStar properties in February 2006. In addition, the adjustment for the non-cash portion of equity in earnings of affiliates increased $3.4 million. These increases were offset by $10.1 million of additional cash used to reduce accounts payable and accrued liabilities, which partially related to the payment of incentive compensation in early 2006 for services provided in 2005.

Investing Activities — The decrease in cash used for investing activities is primarily related to the purchase of Hilton Concord hotel in February 2005 for $31.8 million without a corresponding use in 2006. This was offset by the cash provided in 2005 from our equity investments through distributions of $3.9 million from the sale of the San Diego Gaslamp hotel and $1.1 million from the sale of the Sheraton Smithtown hotel. We also received $1.0 million from the return of our preferred equity interest in MIP Lessee, L.P. In 2006, our investing activities primarily relate to $0.5 million used for the Twelve Oaks acquisition and $1.5 million used for various capital expenditures.

Financing Activities — The increase in cash used by financing activities is primarily due to net repayments on long-term debt of $5.3 million in the first quarter of 2006, compared to net borrowings on long-term debt of $12.3 million in the first quarter of 2005. Our additional borrowings in 2005 related to the purchase of the Hilton Concord hotel, while the repayments in 2006 were made from the cash provided by operating activities. In the first quarter of 2005, we also paid financing fees of $4.9 million in connection with the refinancing of our Credit Facility.

Liquidity — Our known short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities and costs associated with potential acquisitions. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of March 31, 2006, we were in compliance with all financial covenants.

We will continue to implement our growth strategy by seeking acquisitions of wholly-owned and joint venture interests in hotel properties and corporate housing investments such as our recent purchase of Twelve Oaks. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders. We expect to use additional cash flows from operations and amounts available under the Credit Facility to pay required debt service, income taxes and make planned capital purchases for our wholly-owned hotels and corporate housing.

Senior Credit Facility — In January 2005, we entered into an amended and restated senior secured credit facility, which we refer to as the “Credit Facility,” with various lenders. The Credit Facility replaces our previous senior secured credit facility and provides aggregate loan commitments for a $53.0 million term loan and a $55.0 million revolving loan. The Credit Facility is scheduled to mature on January 14, 2008. When we entered into the Credit Facility, we borrowed approximately $87.2 million, including the entire $53.0 million term loan and $34.2 million under the revolving loan. We are required to make quarterly payments of $1.3 million on the term loan until its maturity date.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of March 31, 2006, based on those financial tests, borrowings under the revolving Credit Facility bore interest at the 30-day LIBOR rate plus 325 basis points (a rate of 8.13% per annum) and borrowings under the term loan bore interest at the 30-day LIBOR plus 450 basis points (a rate of 9.38% per annum). We incurred interest expense of $1.5 million on the senior credit facilities for both the three months ended March 31, 2006 and 2005. As of March 31, 2006, we have repaid $8.7 million of the term loan, leaving $44.3 million outstanding as of March 31, 2006. We had $16.5 million outstanding under our revolving loan, leaving approximately $38 million of availability.

The debt under the Credit Facility is guaranteed by certain of our existing subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts and or agreements. The Credit Facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. In connection with the purchase of the Hilton Concord hotel, we entered into amendments to the Credit Facility in February 2005 and May 2005 in order to modify certain liquidity covenants that we would have otherwise failed pursuant to the purchase of the hotel. At March 31, 2006, we were in compliance with the loan covenants and expect to be in compliance for the remainder of the loan term.

Mortgage Debt — In February 2005, we entered into a $19.0 million non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. We are required to make interest-only payments until the loan matures in March 2008. The loan bore interest at the 30-day of LIBOR rate plus 225 basis points (rate of 7.13% per annum at March 31, 2006). We incurred interest expense on the loan of $0.3 million for the three months ended March 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk. The 30-day LIBOR rate, upon which our debt and interest rate cap agreements are based on, increased from 4.44% per annum as of December 31, 2005 to 4.88% per annum as of March 31, 2006.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. dated July 22, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

3	.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).

3	.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. dated July 20, 2002 (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).

3	.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

3	.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).

4.2		Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

4	.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).

4	.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

/s/  Bruce A. Riggins
Bruce A. Riggins
Chief Financial Officer

Dated: May 8, 2006