Form 10-Q
period 2006-06-30
INTERSTATE HOTELS & RESORTS INC
filed 2006-08-09
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-14331

Interstate Hotels & Resorts, Inc.

Delaware (State of Incorporation)	52-2101815 (IRS Employer Identification No.)
4501 North Fairfax Drive, Ste 500 Arlington, VA (Address of Principal Executive Offices)	22203 (Zip Code)

www.ihrco.com
This Form 10-Q can be accessed at no charge through above website.

(703) 387-3100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of Common Stock, par value $0.01 per share, outstanding at August 1, 2006 was 31,223,065.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,323	$12,929
Restricted cash	3,205	3,209
Accounts receivable, net of allowance for doubtful accounts of $2,508 and $1,873, respectively	42,796	41,594
Due from related parties, net of allowance for doubtful accounts of $785 and $1,800, respectively	1,438	6,001
Prepaid expenses and other current assets	13,962	8,594

Total current assets	64,724	72,327
Marketable securities	1,336	1,503
Property and equipment, net	68,611	52,070
Investments in and advances to affiliates	13,662	7,686
Notes receivable	5,498	6,052
Deferred income taxes, net	21,516	11,925
Goodwill	86,185	96,809
Intangible assets, net	35,292	44,708

Total assets	$296,824	$293,080

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,200	$4,508
Accrued expenses	70,098	70,347
Current portion of long-term debt	3,750	3,750

Total current liabilities	79,048	78,605
Deferred compensation	1,417	1,474
Long-term debt	77,802	81,302

Total liabilities	158,267	161,381
Minority interest	1,065	1,059
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 31,222,565, and 30,609,935 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	312	306
Treasury stock	(69)	(69)
Paid-in capital	191,738	189,330
Accumulated other comprehensive income	747	64
Accumulated deficit	(55,236)	(58,991)

Total stockholders’ equity	137,492	130,640

Total liabilities, minority interest and stockholders’ equity	$296,824	$293,080

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue:
Lodging	$6,418	$3,348	$11,455	$5,106
Management fees	13,916	9,610	23,404	17,185
Management fees-related parties	3,467	7,140	16,842	13,759
Corporate housing	33,287	31,126	61,052	58,525
Other	2,718	2,978	6,429	5,735

	59,806	54,202	119,182	100,310
Other revenue from managed properties	217,824	231,853	442,773	423,740

Total revenue	277,630	286,055	561,955	524,050
Operating expense by department:
Lodging	4,572	2,486	8,460	4,006
Corporate housing	26,193	24,620	49,183	48,029
Undistributed operating expenses:
Administrative and general	20,588	19,644	38,959	37,645
Depreciation and amortization	1,926	2,196	3,986	4,355
Restructuring and severance	—	96	—	2,043
Asset impairments and write-offs	92	849	8,642	1,911

	53,371	49,891	109,230	97,989
Other expenses from managed properties	217,824	231,853	442,773	423,740

Total operating expenses	271,195	281,744	552,003	521,729

OPERATING INCOME	6,435	4,311	9,952	2,321
Interest income	545	362	931	503
Interest expense	(1,978)	(2,321)	(4,041)	(6,253)
Equity in earnings (losses) of affiliates	123	350	(434)	3,192
Gain on sale of investment	—	—	—	385

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	5,125	2,702	6,408	148
Income tax expense	(2,085)	(1,062)	(2,604)	(61)
Minority interest expense	(31)	(29)	(49)	(11)

INCOME FROM CONTINUING OPERATIONS	3,009	1,611	3,755	76
Income from discontinued operations, net of tax	—	132	—	243

NET INCOME	$3,009	$1,743	$3,755	$319

Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	418	64	671	(33)
Unrealized gain (loss) on investments	24	25	12	(458)

COMPREHENSIVE INCOME (LOSS)	$3,451	$1,832	$4,438	$(172)

BASIC AND DILUTIVE EARNINGS PER SHARE:
Continuing operations	$0.10	$0.06	$0.12	$—
Discontinued operations	—	—	—	0.01

Basic and dilutive earnings per share	$0.10	$0.06	$0.12	$0.01

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$3,755	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,986	4,355
Amortization of deferred financing fees	387	2,339
Stock compensation expense	598	782
Bad debt expense	759	454
Asset impairments and write-offs	8,642	1,911
Equity in losses (earnings) of affiliates	434	(3,192)
Operating distributions from unconsolidated affiliates	186	219
Minority interest	49	11
Deferred income taxes	1,033	(704)
Gain on sale of investments	—	(385)
Discontinued operations:
Depreciation and amortization	—	156
Changes in assets and liabilities:
Accounts receivable, net	(1,453)	(822)
Due from related parties, net	4,563	5,755
Prepaid expenses and other current assets	(3,024)	(3,104)
Accounts payable and accrued expenses	(2,787)	10,677
Other changes in asset and liability accounts	357	24

Cash provided by operations	17,485	18,795

INVESTING ACTIVITIES:
Proceeds from the sale of investments	—	483
Change in restricted cash	4	(1,882)
Acquisition of subsidiary	(497)	—
Acquisition of hotels	(14,528)	(31,779)
Purchases of property and equipment	(3,966)	(1,350)
Additions to intangible assets	(804)	(583)
Investments in joint ventures	(6,039)	—
Contributions to unconsolidated affiliates	(209)	(289)
Distributions from unconsolidated affiliates	—	4,909
Changes in notes receivable	60	374

Cash used in investing activities	(25,979)	(30,117)

FINANCING ACTIVITIES:
Proceeds from borrowings	9,000	110,200
Repayment of borrowings	(12,500)	(99,174)
Proceeds from issuance of common stock	2,201	22
Financing fees paid	—	(3,585)

Cash (used in) provided by financing activities	(1,299)	7,463

Effect of exchange rate on cash	187	(23)
Net decrease in cash and cash equivalents	(9,606)	(3,882)
CASH AND CASH EQUIVALENTS, beginning of period	12,929	16,481

CASH AND CASH EQUIVALENTS, end of period	$3,323	$12,599

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$3,676	$3,591
Income taxes	1,364	476

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY

We are the largest independent U.S. hotel management company, measured by number of rooms under management. We have three operating divisions: hotel management, corporate housing and hotel ownership, each of which are reportable operating segments. We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets. Our portfolio is diversified by franchise and brand affiliations. The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications and centralized accounting. As of June 30, 2006, we managed 262 properties, with 59,020 rooms in 41 states, the District of Columbia, Canada, and Russia.

Our corporate housing division is operated through our subsidiary BridgeStreet Worldwide, Inc. This division provides apartment rentals for both individuals and corporations with a need for temporary housing as an alternative to long-term apartment rentals or prolonged hotel stays. As of June 30, 2006, we had 3,786 apartments under lease or management in the United States, France and the United Kingdom.

We also wholly own three hotel properties and hold non-controlling joint venture equity interests in ten joint ventures, which hold ownership interests in 24 of our managed properties as of June 30, 2006.

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

General — We have prepared these unaudited consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, for the year ended December 31, 2005.

In our opinion, the accompanying unaudited consolidated interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of our results for the entire year.

These consolidated financial statements include our accounts and the accounts of all of our majority owned subsidiaries. We eliminate all significant intercompany balances and transactions. Certain reclassifications have been made to our prior year financial statements to conform to our current presentation.

Related Parties — In May 2006, The Blackstone Group, which we refer to as “Blackstone,” acquired MeriStar Hospitality Corporation, which we refer to as “MeriStar.” MeriStar had previously been considered a related party as our Chairman of the Board, Paul Whetsell, was also the CEO of MeriStar. Mr. Whetsell did not become part of the Blackstone management team and we do not consider Blackstone to be a related party. As such, the line items “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations have been revised to remove the effects of including MeriStar as a related party at June 30, 2006 and for the period from May 2, 2006 through June 30, 2006. The remaining balances in these related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party line items relate to our managed properties for which we also hold a joint venture ownership interest. See Note 4 “Investments and Advances to Affiliates” for further information on these related party amounts.

Stock-Based Compensation — We adopted the fair-value based method of accounting for stock-based compensation effective January 1, 2003, using the prospective method described in SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” All stock-based awards granted prior to January 1, 2003 were fully vested as of December 31, 2005. On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”) using the modified prospective method. We have previously and will continue to use the Black-Scholes pricing model to estimate the value of stock options granted to employees. The adoption of SFAS No. 123R did not have a material impact on our results of operations or financial position as all of our unvested stock-based awards as of December 31, 2005 have previously been accounted for under the fair-value method of accounting. See Note 15, “Stock-Based Compensation,” for additional information.

Accounting for Income Taxes — In July 2006, FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the financial statement impact, if any, of the interpretation and will adopt the provisions of FIN 48 on January 1, 2007.

Control of a Limited Partnership — Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) was ratified by the FASB in September 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue was effective for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. We are not the sole general partner in any of our joint ventures, nor are we the controlling general partner for the one joint venture which involves multiple general partners. Accordingly, this EITF does not change the manner in which we account for our existing joint ventures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	EARNINGS PER SHARE

We calculate our basic earnings per common share by dividing net income by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. Potentially dilutive shares include restricted stock and stock options granted under our various stock compensation plans and operating partnership units held by minority partners. In periods in which there is a loss, diluted shares outstanding will equal basic shares outstanding to prevent anti-dilution. Basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three months ended
	June 30, 2006			June 30, 2005
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Income from continuing operations	$3,009	30,890	$0.10	$1,611	30,515	$0.06
Income from discontinued operations, net of tax	—	—	—	132	—	—

Basic net income	$3,009	30,890	$0.10	$1,743	30,515	$0.06
Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	212	—	—	111	—
Assuming vesting of outstanding restricted stock	—	174	—	—	165	—

Diluted net income	$3,009	31,276	$0.10	$1,743	30,791	$0.06

	Six months ended
	June 30, 2006			June 30, 2005
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Income from continuing operations	$3,755	30,788	$0.12	$76	30,485	$0.00
Income from discontinued operations, net of tax	—	—	—	243	—	0.01

Basic net income	$3,755	30,788	$0.12	$319	30,485	$0.01
Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	157	—	—	129	—
Assuming vesting of outstanding restricted stock	—	144	—	—	165	—

Diluted net income	$3,755	31,089	$0.12	$319	30,779	$0.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS AND ADVANCES TO AFFILIATES

Our investments and advances to our joint ventures and affiliated companies consist of the following (in thousands, except number of hotels):

		Our Equity	June 30,	December 31,
Joint Venture	Number of Hotels	Participation	2006	2005

MIP Lessee, L.P.	8	10.0%	$1,563	$2,022
CNL/IHC Partners, L.P.	3	15.0%	2,635	2,566
Interconn Ponte Vedra Company, L.P.	1	10.0%	2,679	2,670
True North Tesoro Property Partners, LP.	1	21.0%	2,032	—
Amitel Holdings, LLC	6	15.0%	3,887	—
Cameron S-Sixteen Hospitality, LLC	1	10.9%	502	—
Other	4	5.0%-50.0%	364	428

Total	24		$13,662	$7,686

In June 2006, we entered into three separate joint ventures, with a total investment of $6.4 million for interests in eight hotels with more than 1,200 rooms. These investments, which were all funded with available cash on hand, will be accounted for under the equity method. The key terms of each investment is as follows:

		Number of	Ownership
Joint Venture & Hotels	Location	Rooms	%	Investment

True North Tesoro Property Partners, LP
Doral Tesoro Hotel & Golf Club	Dallas/Ft. Worth, TX	286	21.0%	$2.0 million
Cameron S-Sixteen Hospitality, LLC
Statehouse Inn(1)	Boise, ID	112	10.9%	$0.5 million
Amitel Holdings, LLC	Cleveland, OH	—	15.0%	$3.9 million
Residence Inn by Marriott, Cleveland Downtown	—	175	—	—
Residence Inn by Marriott, Cleveland Airport	—	158	—	—
Residence Inn by Marriott, Cleveland Independence	—	118	—	—
Residence Inn by Marriott Beachwood	—	174	—	—
Residence Inn by Marriott Westlake	—	104	—	—
Residence Inn by Marriott Mentor	—	96	—	—
Total Rooms in Portfolio	—	825	—	—

Total Rooms Acquired Through Investments	—	1,223	—	—

(1)	To date we have funded $0.2 million of our investment.

We had related party accounts receivable from our joint venture ownership interests of $1.4 million and $1.5 million as of June 30, 2006 and December 31, 2005, respectively. We had related party management fees from these joint ventures of $0.8 million and $2.2 million for the three and six months ended June 30, 2006, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2005, respectively.

The recoverability of the carrying values of our investments and advances to our investees is dependent upon the operating results of the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future impairment losses or the inability to recover the carrying value of these long-lived assets. The debt of all investees is non-recourse to us, and we do not guarantee any of our investees’ obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized financial information of MIP Lessee, L.P. for the three and six months ended June 30, 2006 and 2005 is presented below. Summarized profit and loss information for this investment is required by Regulation S-X to be disclosed in interim periods, as they have met certain financial tests in relation to our consolidated financial position and results of operations. The summarized information is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$26,225	$25,169	$47,483	$45,571
Operating expenses	22,094	25,360	42,712	49,046
Net loss	(675)	(4,873)	(4,594)	(13,242)
Our share of the above losses	(67)	(489)	(459)	(1,294)

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2006	2005

Land	$6,984	$5,610
Furniture and fixtures	11,180	7,866
Building and improvements	44,909	32,297
Leasehold improvements	6,071	5,198
Computer equipment	9,568	9,038
Software	12,531	12,298
Other	1,099	865

Total	$92,342	$73,172
Less accumulated depreciation	(23,731)	(21,102)

Property and equipment, net	$68,611	$52,070

The “Other” line item above represents vehicles and operating stock primarily relating to our BridgeStreet corporate housing division.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

Management contracts	$40,809	$49,902
Franchise fees	1,286	1,226
Deferred financing fees	2,223	2,339

Total cost	44,318	53,467
Less accumulated amortization	(9,026)	(8,759)

Intangible assets, net	$35,292	$44,708

We amortize the value of our intangible assets over their estimated useful lives, which generally correspond with the expected terms of the associated management, franchise, or financing agreement. In the first six months of 2006, we recognized impairment losses of $8.3 million related to management contract costs for 18 properties sold by MeriStar in 2006. During February 2006, we paid $0.5 million to acquire a corporate housing business in Chicago, IL. In connection with this acquisition, we recorded an intangible asset of $0.5 million related to customer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rental contracts which we assumed as part of the purchase. We will amortize this intangible asset over the remaining term of the contracts, all of which expire in 2006.

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $0.6 million and $1.5 million for the three and six months ended June 30, 2006 and $0.8 million and $1.6 million for the three and six months ended June 30, 2005. We also incurred amortization expense related to deferred financing fees of $0.2 and $0.4 million for the three and six months ended June 30, 2006, respectively, and $0.3 million and $2.3 million for the three and six months ended June 30, 2005, respectively. In the first quarter of 2005, $1.8 million of deferred financing fees was amortized in connection with the refinancing of our senior credit facility and repayment of our subordinated term loan. Amortization of deferred financing fees is included as interest expense.

We evaluate our capitalized management contracts for impairment when circumstances warrant. When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. In May 2006, The Blackstone Group acquired MeriStar. As of June 30, 2006, we do not believe the carrying value of $23 million associated with the MeriStar management contract intangible asset is impaired as the obligations and duties under those contracts, including the payment of termination fees, were assumed by The Blackstone Group. The Blackstone Group has not indicated to us that they will terminate the management contracts in conjunction with the sales of any of their hotels. However, we will continue to assess the recorded value of those management contracts and the related amortization period.

We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of our goodwill more frequently. In March 2006, we analyzed goodwill due to the expected loss of management contracts from the Goldman portfolio and the sale of the 18 MeriStar properties during the first quarter of 2006. Our analysis concluded that goodwill was not impaired. No other circumstances have warranted the need to re-evaluate goodwill as of June 30, 2006.

As a result of the relief of $10.6 million of the valuation allowance on our deferred tax assets in June 2006, our goodwill decreased by a like amount. The relief of the valuation was charged against goodwill in accordance with SFAS No. 109, “Accounting for Income Taxes.” See Note 16 for a full discussion of our income taxes.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

Salaries and employee related benefits	$39,936	$34,234
Other	30,162	36,113

Total	$70,098	$70,347

No individual amounts in “Other” represent more than 5% of current liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005

Senior credit facility — revolving loan	$19,526	$20,526
Senior credit facility — term loan	43,026	45,526
Mortgage debt	19,000	19,000

Total long-term debt	81,552	85,052
Less current portion	(3,750)	(3,750)

Long-term debt, net of current portion	$77,802	$81,302

Senior Credit Facility — In January 2005, we entered into an amended and restated senior secured credit facility, which we refer to as the “Credit Facility,” with various lenders. The Credit Facility replaced our previous senior secured credit facility and provides aggregate loan commitments for a $53.0 million term loan and a $55.0 million revolving loan. The Credit Facility is scheduled to mature on January 14, 2008. When we entered into the Credit Facility, we borrowed approximately $87.2 million, including the entire $53.0 million term loan and $34.2 million under the revolving loan. We are required to make quarterly payments of $1.3 million on the term loan until its maturity date.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of June 30, 2006, based on those financial tests, borrowings under the revolving loan bore interest at the 30-day LIBOR rate plus 325 basis points (a rate of 8.63% per annum) and borrowings under the term loan bore interest at the 30-day LIBOR plus 450 basis points (a rate of 9.88% per annum). We incurred interest expense of $1.4 million and $3.0 million on the senior credit facilities for the three and six months ended June 30, 2006, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2005, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. In connection with the purchase of the Hilton Concord hotel, we entered into amendments to the Credit Facility in February 2005 and May 2005 in order to modify certain liquidity covenants that we would have otherwise failed pursuant to the purchase of the hotel. At June 30, 2006, we were in compliance with the loan covenants of the Credit Facility and expect to be in compliance for the remainder of the loan term.

Mortgage Debt — In February 2005, we entered into a $19.0 million non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. We are required to make interest-only payments until the loan matures in March 2008. The loan bore interest at the 30-day LIBOR rate plus 225 basis points (rate of 7.63% per annum at June 30, 2006). We incurred interest expense on the loan of $0.3 million and $0.7 million for the three and six months ended June 30, 2006, respectively, and $0.3 million and $1.0 million for the three and six months ended June 30, 2005, respectively.

Interest Rate Caps — In February 2005, we entered into a $19.0 million, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel, to protect against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 6.65% per annum and is scheduled to mature on March 1, 2008. In March 2005, we entered into a $55.0 million, three-year interest rate cap agreement related to our Credit Facility, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 5.75% per annum and is scheduled to mature on January 14, 2008. At June 30, 2006, the total fair value of these interest rate cap agreements was approximately $97,000, with changes in fair value recorded in our statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SEGMENT INFORMATION

We are organized into three reportable segments: hotel management, hotel ownership and corporate housing. Following our acquisition of two hotels in 2005, hotel ownership was required to be classified as a separate reportable segment due to its material significance and management’s internal process established to oversee hotels and joint venture investments. Each segment is managed separately because of its distinctive products and services. Reimbursable expenses, classified as “other revenue and expenses from managed properties” on the statement of operations, are not included as part of this segment analysis because they are offset, dollar-for-dollar between revenue and expense. These reimbursable expenses are all part of the hotel management segment.

Hotel management includes the operations related to our managed properties, our purchasing, construction and design subsidiary and our insurance subsidiary. Revenue for this segment consists of “management fees” (which includes $3.2 million of business interruption proceeds for the six months ended June 30, 2006, as well as $2.2 million and $7.9 million of termination fees for the three and six months ending June 30, 2006, respectively, and $1.5 million and $2.7 million for the three and six months ending June 30, 2005, respectively) and “other” from the face of our income statement. Our insurance subsidiary, as part of the hotel management segment, provides a layer of reinsurance for property, casualty, auto and employment practices liability coverage to our hotel owners.

Corporate housing includes the related revenue and expense from the face of our income statement as well as general and administrative costs, depreciation and interest expense related to that segment. Hotel ownership includes our wholly-owned hotels and joint venture investments. Corporate is not actually a segment but rather includes costs that do not specifically relate to any one segment of our business. Corporate includes expenses related to our public company structure, certain restructuring charges, Board of Directors costs, audit fees, unallocated corporate debt and an allocation for rent and legal expenses. Corporate assets include our cash accounts, deferred tax assets, deferred financing fees and various other corporate assets.

Capital expenditures includes the “acquisition of subsidiary”, “acquisition of hotels” and “purchases of property and equipment” line items from our cash flow statement. We have revised amounts previously reported to reflect the addition of hotel ownership as a reportable segment in 2005. All amounts presented are in thousands.

	Hotel	Corporate	Hotel
	Management	Housing	Ownership	Corporate	Consolidated

Three months ended June 30, 2006
Revenue	$20,101	$33,287	$6,418	$—	$59,806
Depreciation and amortization	973	380	457	116	1,926
Operating expense	13,830	31,703	4,572	1,340	51,445

Operating income (loss)	5,298	1,204	1,389	(1,456)	6,435
Interest expense, net	—	(8)	(347)	(1,078)	(1,433)
Equity in earnings of affiliates	—	—	123	—	123

Income (loss) before minority interests and income taxes	$5,298	$1,196	$1,165	$(2,534)	$5,125

Capital expenditures	$814	$619	$15,387	$204	$17,024
Three months ended June 30, 2005
Revenue	$19,740	$31,126	$3,336	$—	$54,202
Depreciation and amortization	1,491	282	242	181	2,196
Operating expense	13,802	29,792	2,486	1,615	47,695

Operating income (loss)	4,447	1,052	608	(1,796)	4,311
Interest expense, net	—	—	(364)	(1,595)	(1,959)
Equity in earnings of affiliates	—	—	350	—	350
Other gains	—	—	—	—	—

Income (loss) before minority interests and income taxes	$4,447	$1,052	$594	$(3,391)	$2,702

Capital expenditures	$102	$55	$493	$25	$675

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Corporate	Hotel
	Management	Housing	Ownership	Corporate	Consolidated

Six months ended June 30, 2006
Revenue	$46,675	$61,052	$11,455	$—	$119,182
Depreciation and amortization	1,967	897	899	223	3,986
Operating expense	34,365	59,663	8,460	2,756	105,244

Operating income (loss)	10,343	492	2,096	(2,979)	9,952
Interest expense, net	—	(16)	(670)	(2,424)	(3,110)
Equity in earnings of affiliates	—	—	(434)	—	(434)

Income (loss) before minority interests and income taxes	$10,343	$476	$992	$(5,403)	$6,408

Total assets	$156,225	$35,302	$76,229	$29,068	$296,824
Capital expenditures	$1,394	$1,564	$15,684	$349	$18,991

Six months ended June 30, 2005 Revenue	$36,691	$58,525	$5,094	$—	$100,310
Depreciation and amortization	3,025	579	388	363	4,355
Operating expense	25,512	58,233	4,006	5,883	93,634

Operating income (loss)	8,154	(287)	700	(6,246)	2,321
Interest expense, net	—	—	(602)	(5,148)	(5,750)
Equity in earnings of affiliates	—	—	3,192	—	3,192
Other gains	—	—	—	385	385

Income (loss) before minority interests and income taxes	$8,154	$(287)	$3,290	$(11,009)	$148

Total assets	$181,339	$29,136	$50,878	$36,640	$297,993
Capital expenditures	$586	$151	$32,245	$147	$33,129

Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

Canada	$124	$126	$201	$334
United Kingdom	$8,522	$7,581	$15,501	$14,578
France	$658	$565	$1,146	$1,055
Russia	$375	$375	$750	$750

10.	RESTRUCTURING AND SEVERANCE EXPENSES

We incurred $0.1 million and $2.0 million in restructuring and severance expenses for the three and six months ended June 30, 2005. These expenses primarily consist of severance payments to former personnel, including $1.8 million related to Steve Jorns, our former CEO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	ASSET IMPAIRMENTS AND OTHER WRITE-OFFS

The charges for asset impairment and other write-offs consist of the following (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

Management contract costs	$92	$809	$8,642	$1,048
Hotel real estate investment fund costs	—	40	—	863

Total	$92	$849	$8,642	$1,911

Management contract costs are amortized on a straight-line basis over the life of the management contract. In the event that the management contract is terminated early, the unamortized management contract costs are impaired. For the six months ended June 30, 2006, the management contract impairment primarily relates to the sale of 18 MeriStar properties. For the six months ended June 30, 2005, the impairment of management contract costs related to $0.2 million for the Hilton San Diego Gaslamp hotel, which was sold in January 2005 by our S.D, Bridgeworks joint venture, $0.3 million associated with four hotels sold by Sunstone Hotels Investors, Inc.; $0.4 million related to a MeriStar disposition of one hotel and $0.1 million of other terminated or lost management contract costs. The remaining impairment related to a real estate investment fund which we were attempting to form with a group of institutional investors. We concluded that other investment vehicles were more appropriate for the company and accordingly, decided not to proceed with this particular investment fund.

12.	OTHER TRANSACTIONS

In January 2005, we recognized a gain of $0.4 million from the exchange of stock warrants for stock in an unaffiliated company and subsequent sale of that stock, which we had held as an investment.

We managed eight MeriStar properties that were damaged or closed due to hurricanes in 2004. In March 2006, we settled our claim for lost management fees and we received approximately $3.2 million in business interruption proceeds. This recovery is recorded in management fees on the income statement.

13.	COMMITMENTS AND CONTINGENCIES

Insurance Matters — As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of June 2006, only 72 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on the information, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. The amount of our receivable exceeds

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the dividend amounts claimed by the prior carrier. We have reserved the amount of the excess given the financial condition of the carrier. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly, there was no effect on the statement of operations in 2005 or in the first six months of 2006. We will aggressively pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with them regarding the contractual amounts due to us. To the extent we do not collect sufficiently on our receivable and pay amounts that we have been invoiced, we will vigorously attempt to recover any additional amounts from our owners.

Leases — We lease apartments for our corporate housing division and office space for our corporate offices. Future minimum lease payments required under these operating leases as of June 30, 2006 were as follows (in thousands):

2006	$33,125
2007	29,087
2008	20,282
2009	16,715
2010	11,759
Thereafter	21,406

Total	$132,374

The operating lease obligations shown in the table above have not been reduced by a non-cancelable sublease related to our former corporate office space. We remain secondarily liable under this lease in the event that the sub-lessee defaults under the sublease terms. We do not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements. We expect to receive minimum payments as of June 30, 2006 under this sublease as follows:

2006	$632
2007	1,112
2008	1,156
2009	1,202
2010	1,250
Thereafter	2,880

Total	$8,232

Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $2.0 million to these hotel owners in the form of investments or loans. The timing of future investments or working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.

Guarantees — In January 2005, BridgeStreet signed a 15-year operating and management agreement to operate 116 apartments in London. As part of the agreement, we have guaranteed the building owner minimum monthly rental revenues of approximately $90,000 from July 2005 through June 2008. We recorded a liability for the minimum revenue guarantee and an offsetting entry to prepaid rent. The liability is reduced as the minimum monthly revenue amount is paid each month and the prepaid rent is amortized to corporate housing expense. We have not been required to fund any shortfalls through the first twelve months of the guarantee. At June 30, 2006, we have a remaining asset and corresponding liability of $2.3 million related to this guarantee.

Letters of Credit — We have a $1.5 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2007. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, the bank has required us to restrict a portion of our cash equal to the amount of the letter of credit,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which we present as restricted cash on the consolidated balance sheet. We also have a $0.8 million letter of credit outstanding from Societe Generale in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. The letter of credit expires on June 2, 2007. We are required by the insurance carrier to deliver the letter of credit to cover its risk in the event the properties default on their required payments related to the surety bonds.

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

14.	ACQUISITIONS

On June 27, 2006, we acquired the 131-room Hilton Garden Inn Baton Rouge Airport in Louisiana. The acquisition cost was $14.5 million, including normal and customary closings costs. We financed the purchase through borrowings on our Credit Facility and available cash. From June 27, 2006 to June 30, 2006, hotel revenues and operating income of $0.1 million and $60,000, respectively, have been included in our statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Accounts receivable and other assets	44
Land	1,375
Buildings and improvements	12,087
Furniture and fixtures	1,022

Total	$14,528

On February 11, 2005, we acquired the 329-room Hilton Concord hotel located in the East Bay area of San Francisco, California. The acquisition cost was $31.8 million, including normal and customary closing costs. We financed the purchase through borrowings on our credit facility and a $19.0 million non-recourse mortgage loan, which increased our leverage and required us to obtain two amendments under our credit facility in the first and second quarter of 2005. The acquisition cost of the hotel was allocated as follows (in thousands):

Cash and restricted cash	$1,739
Accounts receivable and other assets	105
Land	4,700
Buildings and improvements	23,235
Furniture and fixtures	2,000

Total	$31,779

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Actual	Pro Forma
	Three months ended	Three months ended
	June 30, 2006	June 30, 2005

Lodging revenues	$6,418	$3,348
Net income	$3,009	$1,743
Diluted earnings per share	$0.10	$0.06

	Actual	Pro Forma
	Six months ended	Six months ended
	June 30, 2006	June 30, 2005

Lodging revenues	$11,455	$6,254
Net income	$3,755	$209
Diluted earnings per share	$0.12	$0.01

15.	STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” We adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. We do not consider the accounting for our stock-based awards to be a critical accounting policy as the related amounts are not significant to our consolidated balance sheet and statement of operations.

We maintain two stock-based compensation plans, under which, we may award to participating employees options to purchase our common stock and restricted shares of our common stock. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 for employee stock-based awards granted, modified or settled on or after January 1, 2003 and recorded compensation expense based on the fair value of the stock-based awards at the date of grant. All stock-based awards granted in fiscal years prior to 2003 were fully vested as of December 31, 2005. As a result, the adoption of SFAS No. 123R had no effect on the compensation cost which we have recorded related to stock-based awards, net income and basic and dilutive earnings per share for the six months ended June 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table (in thousands, except per share amounts) illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to all equity-based compensation for the six months ended June 30, 2005. The reported and pro forma net income and earnings per share for the six months ended June 30, 2006 are the same because all equity-based compensation is calculated under the provisions of SFAS No. 123R. The amounts for the six months ended June 30, 2006 are included in the following table only to provide net income and earnings per share for a comparative presentation to the same period of the previous year. The pro forma disclosure for the six months ended June 30, 2005 utilized the Black-Scholes pricing model to estimate the value of the respective options with such value amortized to expense over the options’ vesting periods.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income, as reported	$3,009	$1,743	$3,755	$319
Add: Stock-based employee compensation expense included in net loss, net of tax	181	52	359	105
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(181)	(58)	(359)	(121)

Net income, pro forma	$3,009	$1,737	$3,755	$303

Earnings per share:
Basic and diluted, as reported	$0.10	$0.06	$0.12	$0.01
Basic and diluted, pro forma	$0.10	$0.06	$0.12	$0.01

We have continued to utilize the Black-Scholes pricing model to estimate the fair value of all stock options granted subsequent to January 1, 2006. The fair value of stock options granted in 2006 have been calculated based on the stock price on the date of the option grant, the exercise price of the option and the following assumptions:

Six months ended
June 30, 2006

Expected volatility	31.1%
Risk-free interest rate	5.1%
Expected life of options	6.0 years
Expected dividend yield	0%
Forfeiture rate	2%

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We use the historical volatility over the preceding six-year period to estimate expected volatility.

Risk-Free Interest Rate — This is the average U.S. Treasury rate (having a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.

Expected Life of Options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the three and six months ended June 30, 2006 vest over three years and have a maximum term of ten years.

Expected Dividend Yield — We have never declared or paid dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on past turnover data with further consideration given to the level of the employees to whom the options were granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2006, approximately 1.7 million shares of common stock were available for future grants under our stock-based compensation plans. The stock-based awards granted under these plans, which include stock options and restricted stock, are typically awarded at the fair market value of our common stock at the date of grant. They vest over a period of three years and have a maximum term of ten years from the date of grant. For stock subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. The compensation cost that has been charged against income for these plans for the six months ended June 30, 2006 was approximately $0.6 million.

As of June 30, 2006, there was $1.8 million of unrecognized compensation cost related to unvested stock awards granted under the compensation plans noted above. The cost is expected to be recognized through the first quarter of 2009 with a weighted-average recognition period of 2.5 years.

A summary of option activity under the equity-based compensation plans as of June 30, 2006, and changes during the six months then ended is as follows:

			Aggregate
	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price/Share	Value

Options outstanding at December 31, 2005	1,614,421	$6.75
Granted	62,500	$6.22
Exercised	(542,494)	$4.06
Forfeited	(357,305)	$8.41

Options outstanding at June 30, 2006	777,122	$7.80	$2,689,000

Options exercisable at June 30, 2006	591,631	$8.58	$1,936,000

The weighted average remaining contractual life for all options outstanding and all options exercisable under these plans at June 30, 2006 was 5.6 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was approximately $1.5 million.

A summary of the restricted stock activity under the equity-based compensation plans as of June 30, 2006, and changes during the six months then ended is as follows:

		Weighted
	Number of	Average Grant-
	Restricted	Date Fair
	Shares	Value

Unvested at December 31, 2005	228,657	$4.65
Granted	273,000	$5.60
Vested	(150,189)	$4.79
Forfeited	(18,224)	$4.37

Unvested at June 30, 2006	333,244	$5.38

The total intrinsic value of restricted stock which vested during the six months ended June 30, 2006 was approximately $0.7 million.

16.	INCOME TAXES

Our deferred tax assets primarily consist of net operating loss carryforwards, asset basis differences between GAAP and tax, principally intangible assets, and employment related tax credits. As of December 31, 2005, we had approximately $56 million of deferred tax assets, $3 million of deferred tax liabilities and a valuation allowance of $41 million, which equaled the net deferred tax asset of approximately $12 million reported in our consolidated balance sheet. Approximately $29 million of the valuation allowance was recorded in July 2002 at the time of the Interstate-MeriStar merger, as management did not believe based on the facts and circumstances at that time that the combined company would realize certain of the deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management evaluates the expected future utilization of the deferred tax assets based on the nature and expected reversal of the timing difference; future taxable income considering actual results and current and future industry and economic conditions and their impact on projected taxable income; and, current regulations. Based on management’s current evaluation, we believe certain of the assets that were offset by a valuation allowance in purchase accounting will now be realized in the current and future years. During the second quarter of 2006, the Company reduced the valuation allowance by $10.6 million and recorded a corresponding reduction in goodwill in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company will continue to evaluate the valuation of the deferred tax assets, which may result in a further reduction of goodwill, the recognition of a benefit in a future period, or both, depending on whether the timing differences and the related allowance were created in the pre-merger periods or the post-merger periods.

17.	SUBSEQUENT EVENT

In July 2006, the Sawgrass Marriot Resort & Spa, of which we held a 10.0% joint venture ownership, was sold by us and the majority owners of the joint venture. We received proceeds from the sale of approximately $15.5 million and are currently evaluating the timing and amount of the gain which we will recognize under GAAP.

We also participated in the purchase of the same hotel by a new joint venture as a minority owner and we will retain management under a long-term management contract. The new joint venture is comprised of Redquartz Boundary Ltd., an Irish-based investment company, its investment partners and us. We invested $7.0 million in the new joint venture that purchased the hotel. We expect to contribute an additional $2.3 million for our share of equity for renovations and working capital, bringing out total investment to $9.3 million in the new joint venture.

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

Overview and Outlook

Our Business — We are the largest independent U.S. hotel management company, measured by number of rooms under management. We have three reportable operating segments: hotel management, hotel ownership (through whole-ownership and joint ventures) and corporate housing. Our portfolio of managed properties is diversified by brand, franchise and ownership group. As of June 30, 2006, we managed hotels representing more than 30 franchise and brand affiliations and operated 22 independent hotels. Our managed hotels are owned by more than 50 different ownership groups. We managed 262 properties, with 59,020 rooms in 41 states, the District of Columbia, Canada and Russia. We also owned three hotels with 655 rooms and had 3,786 apartments under lease or management in the United States, France and the United Kingdom through BridgeStreet, our corporate housing subsidiary.

Financial Highlights and Significant Events

Financial Highlights — Our strong operating results in the second quarter of 2006, which followed up on strong operating results from the first quarter, were driven by the performance of each of our reportable segments: hotel management, corporate housing and hotel ownership. Although the number of hotel properties we manage has decreased throughout 2006, our base management fees (excluding the effects of termination fees and business interruption proceeds) remained steady over the comparable three month period of 2005 and increased 3.4% over the comparable six month period of 2005. This growth is primarily due to an improved economy, our focus on increasing revenue per available room (RevPAR), retaining profitable management contracts and continually improving operating efficiencies at our managed properties. Our corporate housing operations achieved an increase in revenues of $2.2 million, or 6.5%, in the second quarter of 2006 while operating 1.3% fewer units than in the second quarter of 2005. The improvement was driven by the continued strategic management of our apartment inventory cycle, which focuses on obtaining more flexible lease terms and allows us to quickly add or remove units in particular markets based on demand, as well as continued improvement in our managed apartments in the United Kingdom. Finally, our three wholly-owned hotels, one of which we acquired on June 27, 2006, contributed $1.4 million and $2.1 million to our operating income for the three and six month period ended June 30, 2006, respectively.

Significant Events — In the second quarter of 2006, we were able to close various transactions in accordance with our growth strategy, which focuses on investments in selected joint ventures and acquisitions of wholly-owned hotels. In June 2006, we acquired the 131-room Hilton Garden Inn Baton Rouge Airport for $14.5 million. The acquisition was funded with approximately $5.0 million borrowed under our Credit Facility, with the remaining amount paid from available cash on hand. We also entered into three separate joint ventures in June 2006, with a total investment of $6.4 million for interests in eight hotels with more than 1,200 rooms. These investments include a $2.0 million investment to acquire a 21% interest in the Doral Tesoro Hotel & Golf Club near Dallas/Ft. Worth, Texas, a $0.5 million investment to acquire a 10.9% interest in The Statehouse Inn in Boise, Idaho, and a $3.9 million investment to acquire a 15% interest in a portfolio of six Residence Inn by Marriott properties in and around Cleveland, Ohio. These investments were all funded with available cash on hand.

In addition, in July 2006, we, along with our joint venture partners, sold the Sawgrass Marriott Resort & Spa. We received proceeds of approximately $15.5 million from the sale and immediately reinvested $7.0 million in the new joint venture that purchased the same hotel. We expect to contribute an additional $2.3 million for our share of equity for renovations and working capital, bringing our total investment to $9.3 million in the new joint venture. We are currently evaluating the timing and amount of the gain which we will recognize under GAAP.

In May 2006, The Blackstone Group acquired MeriStar. Our management agreements for the 44 hotels which Blackstone acquired as a result of the transaction are currently in place and were not affected by the transaction. The Blackstone entities have the same rights, responsibilities and duties (including with respect to budget setting, asset management and termination) as MeriStar did under those contracts. Blackstone has not notified us of the termination of any of the hotels. We are in discussions with Blackstone as to its long-term plans for the 44 hotels, which accounted for approximately 13,200, rooms and $4.0 million and $7.5 million in management fees for the three and six month periods ended June 30, 2006, respectively.

Prior to its sale to Blackstone, MeriStar sold 17 hotels and a golf and tennis club in the first quarter of 2006 in connection with its previously announced asset disposition program. We managed all 18 of these properties but will not continue to manage them on a long-term basis. We entered into contracts with the new owner for 11 of the properties; however, our management of these properties ended in July 2006. In connection with these dispositions, we recorded termination fees of approximately $0.5 million and $4.7 million during the three and six month periods ended June 30, 2006, respectively. This includes $4.1 million of one-time termination payments received in the first quarter of 2006. We estimate that the remaining termination fees to be received from these 18 properties will amount to approximately $5.9 million, payable monthly into 2010. We also recorded $1.7 million and $3.2 million in termination fees during the three and six month periods ended June 30, 2006, respectively, related to hotels which were sold by their respective owner prior to 2006. In addition, we recognized $8.3 million of impairment losses for the intangible assets related to the management contracts from these 18 properties.

We were also notified that the private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings, for which we managed 15 properties at the end of 2005, was terminating our management contracts and turning the management of these properties over to Highgate Holdings. We ceased managing 13 of these properties as of June 30, 2006, and our management of an additional property will end within the next nine months. The remaining property, which we continue to manage, was sold by Highgate Holdings to a third party. The 14 properties, that we have ceased or will cease to manage accounted for approximately $0.8 million in management fees during the six months ended June 30, 2006. There are no management contract intangible assets or termination fees associated with these 14 properties.

We have partially offset the loss of these management contracts by obtaining the management contracts to 12 additional properties during the first six months of 2006. These properties, which include the Hilton Times

Square in New York City and a portfolio of six Residence Inn properties in the Cleveland, Ohio area, added approximately 1,800 rooms to our portfolio.

In February 2006, we and MeriStar agreed to a settlement with the insurance carrier for business interruption proceeds related to eight properties which were damaged or closed by hurricanes in 2004. In accordance with the settlement, we received business interruption proceeds of $3.2 million during the first quarter, which have been recorded as management fees in our statement of operations.

In February 2006, BridgeStreet acquired Twelve Oaks Corporate Residences, Inc., which we refer to as “Twelve Oaks,” a Chicago-based entity with leases for approximately 300 furnished apartment units for $0.5 million. The acquisition includes the assumption of all leases related to Twelve Oaks, 13 furnished apartment complexes in and around the Chicago area, as well as the purchase or assumption of the leases on all of Twelve Oaks’ furniture and equipment. The acquisition nearly doubles our presence in the Chicago market.

Industry Overview

The U.S. economy experienced significant growth in gross domestic sales of 5.3% during the first quarter of 2006, an increase over the growth of 1.6% realized in the fourth quarter of 2005. The economy was limited in the fourth quarter of 2005 due to the effects of hurricanes and other temporary factors. The economic growth is forecasted to slow to expectations of 3.5% during the second half of 2006 and then realize sustainable growth rates through 2008. Projections for the lodging industry for 2006 point to continuing strength across all segments and locations, which is supported by robust consumer discretionary spending grown together with sustained growth in business travel and group meetings. The lodging industry’s RevPAR increased 9.7% during the first quarter of 2006 and is expected to increase a total of 8.4% during 2006. RevPAR growth is forecasted to slow in 2007 and 2008 as supply additions accelerate and demand growth, forecasted to be 2.9% for 2006 (down from 3.2% in 2005), remains constant. For 2006, occupancy is expected to be approximately 64.3%, its highest rate since 1996, and ADR growth is expected to increase by approximately 6.4%.

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

We have discussed those policies that we believe are critical and require judgment in their application in our Annual Report on Form 10-K, for the year ending December 31, 2005. Since the date of that report, there have been no material changes to our critical accounting policies or the methodologies or assumptions we use in applying them.

Results of Operations

Operating Statistics

Statistics related to our managed hotel properties, corporate housing units and wholly-owned properties include1:

	As of June 30,		Percent Change
	2006	2005	’06 vs. ’05

Hotel Management
Properties managed	262	302	(13.2)%
Number of rooms	59,020	68,930	(14.4)%
Hotel Ownership
Number of properties	3	1	200.0%
Number of rooms	655	329	99.1%
Corporate Housing
Number of markets	17	17	0.0%
Average number of units for the six months ended	3,037	3,151	(3.6)%

Hotels under management decreased by a net of 40 properties as of June 30, 2006 compared to June 30, 2005, due to the following:

•	We acquired 22 additional management contracts from various owners.

•	MeriStar sold 17 properties, 14 of which we no longer manage.

•	We transitioned 29 properties out of our system, including four properties that we owned as part of the joint venture with FelCor Lodging Trust Incorporated.

•	19 of the hotels we managed for Goldman Sachs and Highgate Holdings have been sold, or transitioned to Highgate Holdings, for management.

The operating statistics related to our managed hotels, including wholly-owned, on a same-store basis2 and our corporate housing division, were as follows:

	Three Months
	Ended June 30,		Percent Change
	2006	2005	’06 vs. ’05

Hotel Management
RevPar	$92.77	$83.40	11.2%
ADR	$121.43	$112.34	8.1%
Occupancy	76.4%	74.2%	3.0%
Corporate Housing
ADR	$118.64	$108.05	9.8%
Occupancy	92.7%	92.9%	(0.2%)

1 Statistics related to hotels in which we manage and also wholly-own, or hold a partial ownership interest through a joint venture, have been included in hotel management.
2 We present these operating statistics for the periods included in this report on a same-store hotel basis. We define our same-store hotels as those which (i) are managed or owned by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel, and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the periods being reported. In addition, the operating results of hotels for which we no longer manage as of June 30, 2006 are also not included in same-store hotel results for the periods presented herein. Of the 262 properties that we managed as of June 30, 2006, 242 hotels have been classified as same-store hotels.

	Six Months
	Ended June 30,		Percent Change
	2006	2005	’06 vs. ’05

Hotel Management
RevPar	$87.36	$77.83	12.2%
ADR	$119.67	$110.42	8.4%
Occupancy	73.0%	70.5%	3.5%
Corporate Housing
ADR	$116.34	$107.94	7.8%
Occupancy	92.0%	91.6%	0.4%

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenue

The significant components of revenue were as follows (in thousands):

	Three Months
	Ended June 30,		Percent Change
	2006	2005	’06 vs. ’05

Lodging	$6,418	$3,348	91.7%
Management fees	17,383	16,750	3.8%
Corporate housing	33,287	31,126	6.9%
Other	2,718	2,978	(8.7)%
Other revenue from managed properties	217,824	231,853	6.1%

Total revenue	$277,630	$286,055	(2.9)%

Lodging — The increase in lodging revenue is primarily due to the inclusion of revenues of $2.1 million for the Hilton Durham hotel, which was purchased in November 2005, for the second quarter of 2006. The Hilton Concord hotel, which was purchased in February 2005 and recently completed property physical improvement programs, increased revenues by 25.8% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, due to an increase in occupancy of 19.5% resulting from additional group sales and an increase in ADR over the prior period of 1.9% and RevPAR of 21.8%.

Management fees — Management fees increased approximately $0.6 million due to stronger revenue at our managed properties led by increases in RevPAR, ADR and occupancy. Overall, we managed fewer properties for the three months ended June 30, 2006 compared to June 30, 2005. However, due to the strength of the economy and our improved operating efficiencies at our properties, we were able to significantly increase RevPAR (11.2%), ADR (8.1%) and occupancy (3.0%) during the quarter. This led to an increase in our base management fees, which more than offset the decrease in management fees due to the decreased number of properties. In addition, termination fees increased approximately $0.7 million for the three months ended June 30, 2006.

Corporate housing — The increase in corporate housing revenue is primarily attributable to additional revenue in the Chicago market, resulting from the acquisition of Twelve Oaks, which supplied an additional 300 furnished units. Also, revenue in the London market increased $0.9 million. The continued strategic management of our apartment inventory cycle allowed us to increase ADR by 9.8% while keeping occupancy near 93%. These gains in revenue were offset by a reduction in our average number of units in various markets as we worked to align our supply with current market demands.

Other — Other revenues decreased $0.2 million due to the timing of revenue recognition for our purchasing and capital project management services completing projects earlier in the year than expected and one-time vendor incentives being recognized. These increases were in addition to a slight decrease in revenue from our insurance subsidiary.

Other revenue from managed properties — These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The decrease of $14.0 million in other revenue from managed properties is primarily due to the decrease in the number of managed hotels directly resulting in a decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Operating Expenses by Department

Lodging expenses increased $2.1 million or 83.9%, to $4.6 million for the three months ended June 30, 2006, compared to $2.5 million for the three months ended June 30, 2005. The increase is primarily due to the inclusion of lodging expenses of $1.5 million for the Hilton Durham hotel, which was acquired in November 2005, for the second quarter of 2006. Lodging expenses at the Hilton Concord increased $0.7 million, which was primarily driven by an increase in occupancy. In addition, gross margin related to these hotels increased from 25.7% to 28.8%.

Corporate housing expenses increased $1.6 million or 6.4%, to $26.2 million, for the three months ended June 30, 2006, from $24.6 million for the three months ended June 30, 2005. The increase was primarily driven from leasing additional units in markets with higher rental costs per unit, such as London and Chicago.

Undistributed Operating Expenses

The significant components of undistributed operating expenses were as follows (in thousands):

	Three Months
	Ended June 30,		Percent Change
	2006	2005	’06 vs. ’05

Administrative and general	$20,588	$19,644	4.8%
Depreciation and amortization	1,926	2,196	(12.3)%
Restructuring and severance	—	96	(100.0)%
Asset impairments and write-offs	92	849	89.2%

Total undistributed operating expenses	$22,606	$22,785	(0.8)%

Administrative and general — Administrative and general expenses showed a slight increase between periods. These expenses consist of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses.

Depreciation and amortization — Although we had a significant increase in depreciable assets for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to the presence of three wholly owned hotels as of June 30, 2006, our depreciation and amortization expense slightly decreased. This occurred as various software assets became fully depreciated in December 2005, resulting in a $0.3 million reduction in depreciation expense. In addition, the significant impairment of management contract costs related to sale of MeriStar properties reduced amortization expense by approximately $0.3 million. These changes were offset by additional depreciation expense of $0.2 million, which is primarily due to the inclusion of the Hilton Durham in the second quarter of 2006. Our third wholly-owned hotel was acquired in late June 2006, therefore it had minimal impact on depreciation expense. We also incurred an additional $0.1 million in amortization costs related to customer contracts acquired in the Twelve Oaks acquisition.

Restructuring and severance — The restructuring expenses incurred in the three months ended June 30, 2005, relate to severance costs for various employees.

Asset impairments and write-offs — When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. For the three months ended June 30, 2005, $0.8 million of asset impairments were recorded as a result of the termination of management contracts related to the sale of one MeriStar property and four properties owned by Sunstone.

Other Income and Expenses

The significant components of other income and expenses were as follows (in thousands):

	Three Months
	Ended June 30,		Percent Change
	2006	2005	’05 vs. ’04

Interest expense	$1,978	$2,321	(14.8)%
Equity in earnings of affiliates	123	350	(64.9)%
Income tax expense	2,085	1,062	96.3%
Minority interest expense	31	29	6.9%
Income from discontinued operations, net of tax	—	132	(100)%

Interest expense — Interest expense decreased as we reduced our average debt balance between periods with only a minor interest rate increase.

Equity in earnings of affiliates — The decrease is due to a gain of approximately $0.7 million recognized in June 2005 from the sale of retail space which was part of the Hilton San Diego Gaslamp hotel. This was offset by a reduction of losses in our MIP joint venture of $0.4 million, due to the improved operating performance of the hotels in the portfolio.

Income tax expense — The change in income tax expense is driven by the increase in income from continuing operations.

Income from discontinued operations, net of tax — Income from discontinued operation represents the operations of the Pittsburgh Airport Residence Inn by Marriott, which was sold in September 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenue

The significant components of revenue were as follows (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2006	2005	’06 vs. ’05

Lodging	$11,455	$5,106	124.3%
Management fees	40,246	30,944	30.1%
Corporate housing	61,052	58,525	4.3%
Other	6,429	5,735	12.1%
Other revenue from managed properties	442,773	423,740	4.5%

Total revenue	$561,955	$524,050	7.2%

Lodging — The increase in lodging revenue is due to the inclusion of the operations of the Hilton Concord and Hilton Durham hotels for the entire period in 2006 as well as stronger than expected operations year to date. The Hilton Concord hotel, which was purchased in February 2005 and recently completed property physical improvement programs, has increased year to date occupancy and ADR over prior year by 23.2% and 1.5%, respectively. The increase in occupancy was primarily due to additional group reservations, which contributed to the increase of revenue over the corresponding period of $2.8 million. The Hilton Durham, which was purchased in November 2005, had revenues of $3.5 million in 2006 led by strong ADR and occupancy levels through the first and second quarters of 2006. The operations of the Residence Inn Pittsburgh, which was sold in 2005, have been included in discontinued operations. Revenues from the Residence Inn Pittsburgh were $1.7 million for the six months ended June 30, 2005.

Management fees — The increase in management fees is primarily related to one-time termination fees of $4.1 million received from MeriStar due to the sale of ten properties in the first quarter of 2006. Termination fees received throughout the period from various other properties increased $1.1 million. In addition, in the first quarter of 2006, we received approximately $3.2 million in business interruption proceeds associated with eight MeriStar properties that were damaged or closed due to the hurricanes in 2004.

Overall, we managed fewer properties in 2006 compared to 2005. However, due to the strength of the economy and our improved operating efficiencies at our properties, we were able to significantly increase RevPAR (12.2%), ADR (8.4%) and occupancy (3.5%) during the year. This led to an increase in our base management fees, which more than offset the decrease in management fees due to the decreased number of properties.

Corporate housing — The marginal increase in corporate housing revenue is primarily attributable to additions in the Chicago market, which had an additional 300 units available resulting from the acquisition of Twelve Oaks. The continued strategic management of our apartment inventory cycle allowed us to increase ADR by 7.8% while keeping occupancy at 92%. The gain in revenue caused by this was offset by a reduction in our average number of units in various markets as we worked to align our supply with current market demands.

Other — Other revenues increased $0.7 million primarily due to the timing of revenue recognition for our purchasing and capital project management services completing projects earlier in the year than expected and one-time vendor incentives being recognized.

Other revenue from managed properties — These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. Although this line item decreased for the quarter, the year-to-date amount shows an increase due to timing events in the first quarter. Due to the timing of property changes and the increase in payroll and insurance costs from 2005 to 2006, our reimbursable expenses have increased although our managed properties at the end of the period have decreased. The period to period comparison is further impacted by the 22 upscale hotels affiliated with Goldman Sachs and Highgate Holdings we began operating in March 2005, and the transition of other properties out of our system during 2005 and the first quarter of 2006. As such, the change in the number of our managed properties at the end of June 30, 2006 compared to June 30, 2005 did not have a relative effect on the change in our reimbursable costs.

Operating Expenses by Department

Lodging expenses increased $4.5 million or 111.2%, to $8.5 million for the six months ended June 30, 2006, compared to $4.0 million for the six months ended June 30, 2005. The increase is primarily due to the inclusion of the operations of the Hilton Concord and Hilton Durham hotels for the entire period in 2006. The Hilton Concord hotel was purchased in February 2005, while the Hilton Durham was purchased in November 2005. Gross margins related to the hotels increased from 21.5% to 26.1%. The Hilton Concord and Hilton Durham incurred lodging expenses of $5.7 million and $2.7 million, respectively, for the six months ended June 30, 2006.

Corporate housing expenses increased $1.2 million or 2.4%, to $49.2 million, for the six months ended June 30, 2006, from $48.0 million for the six months ended June 30, 2005. The increase was primarily driven from leasing additional units in markets with higher rental costs per unit, such as London and Chicago.

Undistributed Operating Expenses

The significant components of undistributed operating expenses were as follows (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2006	2005	’06 vs. ’05

Administrative and general	$38,959	$37,645	3.5%
Depreciation and amortization	3,986	4,355	(8.5)%
Restructuring and severance	—	2,043	(100.0)%
Asset impairments and write-offs	8,642	1,911	352.2%

Total undistributed operating expenses	$51,587	$45,954	12.3%

Administrative and general — Administrative and general expenses showed a slight increase between periods. These expenses consist of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses.

Depreciation and amortization — Although we had a significant increase in depreciable assets for 2006 compared to 2005 due to the presence of three wholly-owned hotels as of June 30, 2006, our depreciation and amortization expense decreased. Various software assets and furniture and equipment became fully depreciated in December 2005 and throughout 2006, resulting in a $0.7 million reduction in depreciation expense. In addition, the significant impairment of management contract costs related to sale of MeriStar properties reduced scheduled amortization expense by approximately $0.5 million. These changes were offset by additional depreciation expense of $0.5 million related to the owned hotels and additional amortization expense of $0.4 million related to customer contracts acquired in the Twelve Oaks acquisition. Our third wholly-owned hotel was acquired in late June 2006, therefore it had minimal impact on depreciation expense.

Restructuring and severance — The restructuring expenses incurred primarily relate to severance costs of approximately $1.8 million for our former CEO in connection with the terms of his separation agreement.

Asset impairments and write-offs — When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. For the six months ended June 30, 2006, $8.3 million of asset impairments were recorded as a result of the termination of management contracts related to the sale of 18 MeriStar properties. For the six months ended June 30, 2005, $0.3 million of asset impairments were recorded due to the sale of the Hilton San Diego Gaslamp hotel; an additional $0.3 million associated with the termination of four Sunstone properties as a result of their sale; $0.4 million related to one MeriStar hotel disposition and $0.9 million of costs related to a real estate investment fund which we decided not to proceed with.

Other Income and Expenses

The significant components of other income and expenses were as follows (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2006	2005	’05 vs. ’04

Interest expense	$4,041	$6,253	(35.4)%
Equity in earnings (losses) of affiliates	(434)	3,192	(113.6)%
Gain on sale of investments and extinguishment of debt	—	385	(100.0)%
Income tax expense	2,604	61	> 100.0%
Minority interest expense	49	11	> 100.0%
Income from discontinued operations, net of tax	—	243	(100.0)%

Interest expense — Interest expense decreased primarily due to $1.8 million of unamortized deferred financing fees which were expensed in January 2005 in connection with the refinancing of our credit facility. The remainder of the decrease was due to our average debt balance decreasing between periods with only a minor interest rate increase.

Equity in earnings (losses) of affiliates — The decrease is due to a gain of approximately $4.3 million for the sale of the Hilton San Diego Gaslamp in January 2005 and the related retail space in June 2005. This was offset by a reduction of losses in our MIP joint venture of $0.8 million, due to the improved operating performance of the hotels in the portfolio.

Gain on sale of investments and extinguishment of debt — In January 2005, we recognized a gain of $0.4 million from the exchange of stock warrants in an unaffiliated company and subsequent sale of that stock, which we had held as an investment.

Income tax expense — The change in income tax expense is driven by the increase in our income from continuing operations. Our effective tax rate of 41% has remained consistent between periods.

Income from discontinued operations, net of tax — Income from discontinued operations represents the operations of the Pittsburgh Airport Residence Inn by Marriott, which was sold in September 2005.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2006	2005	’05 vs. ’04

Cash provided by operating activities	$17,485	$18,795	(7.0)%
Cash used in investing activities	(25,979)	(30,117)	13.7%
Cash provided by (used in) financing activities	(1,299)	7,463	(117.4)%
Working capital	(14,324)	(6,278)	(128.2)%
Cash interest expense	3,676	3,591	2.4%
Debt balance	81,552	85,052	(4.1)%

Operating Activities — The slight decrease in cash provided by operating activities is primarily due to $13.5 million of additional cash used to reduce accounts payable and accrued expenses, which partially related to increased payments of incentive compensation in early 2006 for services provided in 2005. This was offset by the change in net income, which increased by $13.6 million after removing all non-cash income and expense items, including asset impairment and write-offs of $8.6 million and $1.9 million incurred during the six months ended June 30, 2006 and 2005, respectively. Included in net income for the six months ended June 30, 2006 is a one-time cash payment of $3.2 million resulting from the settlement of our business interruption claim and one-time termination fees of $4.1 million related to the sale of 10 MeriStar properties in February 2006. In addition, the adjustment for the non-cash portion of equity in earnings of affiliates increased $3.6 million.

Investing Activities — The major components of the decrease in cash used in investing activities in 2006 compared to 2005 were:

•	The purchase of the Hilton Concord hotel in February 2005 for $31.8 million compared to the purchase of the Hilton Garden Inn Baton Rouge Airport in June 2006 for $14.5 million.

•	The change in cash contributed to and distributed from our joint venture equity investments. In 2005, we received distributions from our equity investments of $2.9 million from the sale of the San Diego Gaslamp hotel, $1.1 million from the sale of the Sheraton Smithtown hotel and $1.0 million from the return of our preferred equity interest in MIP Lessee, L.P. In 2006, we contributed a total of $6.0 million for investments in three joint ventures.

•	A decrease in the restricted cash balance of $1.8 million in 2005 compared to no change in 2006. Our insurance subsidiary has restricted cash, which is determined based on statutory requirements and is directly related to premiums written during the year. We also have restricted cash at our purchasing subsidiary, which represents cash that our clients have advanced to us for capital projects. These balances will fluctuate due to the timing and status of various projects at the end of the period.

•	We spent an additional $2.6 million on property and equipment in 2006, which includes $0.8 million for improvements at our owned hotels and general corporate additions. We also spent $0.5 million in 2006 for the Twelve Oaks acquisition.

Financing Activities — The decrease in cash used by financing activities is primarily due to net repayments on long-term debt of $3.5 million in the first six months of 2006, compared to net borrowings on long-term debt of $11.0 million in the first six months of 2005. Our additional borrowings in 2005 related to the purchase of the Hilton Concord hotel, while the repayments in 2006 were made from the cash provided by operating activities. We also drew down an additional $5.0 million from our Credit Facility in 2006 related to the purchase of the Hilton Garden Inn Baton Rouge Airport. In 2005, we also paid financing fees of $3.6 million in connection with the refinancing of our Credit Facility, while in 2006, we received proceeds of $2.2 million from the issuance of approximately 542,000 common shares from the exercise of stock options.

Liquidity — Our known short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities and costs associated with potential acquisitions and continuing our growth strategy. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of June 30, 2006, we were in compliance with all financial covenants under our debt covenants.

We will continue to implement our growth strategy by seeking acquisitions of wholly-owned and joint venture interests in hotel properties, such as our three joint venture investments and acquisition of the Hilton Garden Inn Baton Rouge Airport during the second quarter of 2006. The joint venture investments were funded with cash on hand, while the Hilton Garden Inn Baton Rouge Airport was financed with cash on hand and a $5.0 million draw on our Credit Facility. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders. We expect to use additional cash flows from operations and amounts available under the Credit Facility to pay required debt service, income taxes and make planned capital purchases for our wholly-owned hotels and corporate housing. We may also seek to raise additional funding for future investments and growth opportunities by raising additional debt or equity from time to time based on the specific needs of those future investments.

Senior Credit Facility — In January 2005, we entered into an amended and restated senior secured credit facility, with various lenders. The Credit Facility replaced our previous senior secured credit facility and provides aggregate loan commitments for a $53.0 million term loan and a $55.0 million revolving loan. The Credit Facility is scheduled to mature on January 14, 2008. When we entered into the Credit Facility, we borrowed approximately $87.2 million, comprising the entire $53.0 million term loan and $34.2 million under the revolving loan. We are required to make quarterly payments of $1.3 million on the term loan until its maturity date.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of June 30, 2006, based on those financial tests, borrowings under the revolving Credit Facility bore interest at the 30-day LIBOR rate plus 325 basis points (a rate of 8.63% per annum) and borrowings under the term loan bore interest at the 30-day LIBOR plus 450 basis points (a rate of 9.88% per annum). We incurred interest expense of $1.4 million and $3.0 million on the senior credit facilities for the three and six months ended June 30, 2006, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2006, we have repaid $10.0 million of the term loan to date, leaving $43.0 million outstanding as of June 30, 2006. We had $19.5 million outstanding under our revolving loan, leaving approximately $35 million of availability.

The debt under the Credit Facility is guaranteed by certain of our wholly owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. In connection with the purchase of the Hilton Concord hotel, we entered into amendments to the Credit Facility in February 2005 and May 2005 in order to modify certain liquidity covenants that we would have otherwise failed as a result of purchasing the hotel. At June 30, 2006, we were in compliance with the loan covenants and expect to be in compliance for the remainder of the loan term.

Mortgage Debt — In February 2005, we entered into a $19.0 million non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. We are required to make interest-only payments until the loan matures in March 2008. The loan bore interest at the 30-day of LIBOR rate plus 225 basis points (rate of 7.63% per annum at June 30, 2006). We incurred interest expense on the loan of $0.3 million and $0.7 million for the three and six months ended June 30, 2006, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk. The 30-day LIBOR rate, upon which our debt and interest rate cap agreements are based on, increased from 4.44% per annum as of December 31, 2005 to 5.38% per annum as of June 30, 2006.

Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our statement of operations by approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2006 respectively, and by $0.2 million and $0.5 million for the three and six months ended June 30, 3005, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our annual meeting of stockholders was held on June 1, 2006.

At that meeting, the following matters were submitted to a vote of our stockholders:

Item No. 1

To approve the re-election as directors of the Company to serve three-year terms expiring at the Annual Meeting in 2009 and until their successors are duly elected and qualified.

	For	Withheld

Karim J. Alibhai	25,408,311	353,291
Joseph J. Flannery	15,560,095	10,201,507

Item No. 2

To consider and vote upon ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2006.

For	25,687,612
Against	70,985
Abstain	3,003

Item 6.	Exhibits

(a) Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3	.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3	.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3	.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3	.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).

Exhibit No.		Description of Document

4.2		Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).
4	.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4	.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4		Registration Rights Agreement, dated June 30, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended June 30, 1999).
10	.1*	Employment Agreement, dated as of April 17, 2006, by and between Bruce A. Riggins and the Company.
10	.2*	Agreement of Sale and Purchase between Howell Place Hotel, LLC and Interstate Operating Company, L.P., dated March 10, 2006, as amended April 21, 2006 and May 10, 2006, for the purchase of the Hilton Garden Inn Baton Rouge Airport.
10	.3*	Purchase and Sale Agreement between MeriStar Hospitality Operating Partnership, L.P. and Interstate Durham, LLC, dated October 31, 2005, as amended November 10, 2005, for the purchase of the Hilton Durham.
10	.4*	Purchase Contract between Interstate Hotel Holdings, LLC and Apple Six Hospitality Ownership, Inc. dated June 15, 2005, as amended July 29, 2005, for the sale of the Pittsburgh Residence Inn by Marriott.
10	.5*	Agreement of Sale and Purchase between Hanford Hotels, LLC and Interstate Concord, LLC, dated November 12, 2004, as amended December 27, 2004 and January 21, 2005, for the purchase of the Hilton Concord.
31	.1*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31	.2*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32*		Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

By:	/s/ Bruce A. Riggins
Bruce A. Riggins
Chief Financial Officer

Dated: August 9, 2006