Form 10-Q
period 2006-09-30
INTERSTATE HOTELS & RESORTS INC
filed 2006-11-09
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares of Common Stock, par value $0.01 per share, outstanding at November 1,      was 31,513,468.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,320	$12,929
Restricted cash	4,181	3,209
Accounts receivable, net of allowance for doubtful accounts of $2,353 and $1,873 respectively	55,810	41,594
Due from related parties, net of allowance for doubtful accounts of $963 and $1,800 respectively	1,498	6,001
Prepaid expenses and other current assets	14,354	8,594

Total current assets	88,163	72,327
Marketable securities	1,385	1,503
Property and equipment, net	69,546	52,070
Investments in and advances to affiliates	10,630	7,686
Notes receivable	4,962	6,052
Deferred income taxes, net	14,721	11,925
Goodwill	86,185	96,809
Intangible assets, net	32,707	44,708

Total assets	$308,299	$293,080

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,991	$4,508
Accrued expenses	75,879	70,347
Current portion of long-term debt	3,750	3,750

Total current liabilities	84,620	78,605
Deferred compensation	1,329	1,474
Long-term debt	67,552	81,302

Total liabilities	153,501	161,381
Minority interest	468	1,059
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 31,513,468, and 30,609,935 shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively	315	306
Treasury stock	(69)	(69)
Paid-in capital	193,254	189,330
Accumulated other comprehensive income	868	64
Accumulated deficit	(40,038)	(58,991)

Total stockholders’ equity	154,330	130,640

Total liabilities, minority interest and stockholders’ equity	$308,299	$293,080

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

			Nine months ended
	Three months ended September 30,		September 30,
	2006	2005	2006	2005

Revenue:
Lodging	$7,154	$3,376	$18,609	$8,482
Management fees	12,779	9,008	34,386	25,600
Management fees-related parties	1,287	5,366	12,030	16,970
Termination fees	16,995	274	18,774	867
Termination fees-related parties	—	1,139	6,117	3,294
Corporate housing	40,014	33,267	101,066	91,792
Other	2,688	2,806	9,117	8,541

	80,917	55,236	200,099	155,546
Other revenue from managed properties	202,780	241,710	645,553	665,450

Total revenue	283,697	296,946	845,652	820,996
Operating expense by department:
Lodging	5,210	2,487	13,670	6,491
Corporate housing	30,896	25,894	80,079	73,923
Undistributed operating expenses:
Administrative and general	19,594	19,317	58,553	56,961
Depreciation and amortization	1,922	2,474	5,908	6,830
Restructuring and severance	—	—	—	2,043
Asset impairments and write-offs	2,024	1,046	10,666	2,957

	59,646	51,218	168,876	149,205
Other expenses from managed properties	202,780	241,710	645,553	665,450

Total operating expenses	262,426	292,928	814,429	814,655

OPERATING INCOME	21,271	4,018	31,223	6,341
Interest income	514	360	1,445	863
Interest expense	(2,199)	(1,965)	(6,240)	(8,218)
Equity in earnings (losses) of affiliates	4,745	(381)	4,311	2,811
Gain on sale of investment and extinguishment of debt	—	4,326	—	4,711

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	24,331	6,358	30,739	6,508
Income tax expense	(9,011)	(2,585)	(11,615)	(2,647)
Minority interest expense	(122)	(38)	(171)	(49)

INCOME FROM CONTINUING OPERATIONS	15,198	3,735	18,953	3,812
Income from discontinued operations, net of tax	—	1,656	—	1,898

NET INCOME	$15,198	$5,391	$18,953	$5,710

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	66	(281)	737	(314)
Unrealized gain (loss) on investments	55	27	67	(485)

COMPREHENSIVE INCOME	$15,319	$5,137	$19,757	$4,911

BASIC EARNINGS PER SHARE:
Continuing operations	$0.48	$0.12	$0.61	$0.13
Discontinued operations	—	0.06	—	0.06

Basic earnings per share	$0.48	$0.18	$0.61	$0.19

DILUTIVE EARNING PER SHARE:
Continuing operations	$0.48	$0.12	$0.60	$0.12
Discontinued operations	—	0.05	—	0.06

Dilutive Earning per share	$0.48	$0.17	$0.60	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2006	2005

OPERATING ACTIVITIES:
Net income	$18,953	$5,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,908	6,830
Amortization of deferred financing fees	573	2,530
Stock compensation expense	788	942
Bad debt expense	865	1,161
Asset impairments and write-offs	10,666	2,957
Equity in earnings of affiliates	(4,311)	(2,811)
Gain on sale of investments and extinguishment of debt	—	(4,711)
Operating distributions from unconsolidated affiliates	285	375
Minority interest	171	49
Deferred income taxes	7,828	2,403
Discontinued operations:
Depreciation and amortization	—	155
Gain on sale	—	(2,605)
Changes in assets and liabilities:
Accounts receivable, net	(14,994)	421
Due from related parties, net	4,503	6,408
Prepaid expenses and other current assets	(3,679)	(1,189)
Accounts payable and accrued expenses	2,527	6,305
Other changes in asset and liability accounts	594	(325)

Cash provided by operations	30,677	24,605

INVESTING ACTIVITIES:
Proceeds from the sale of investments	—	483
Proceeds from the sale of discontinued operations	—	10,488
Change in restricted cash	(972)	(1,465)
Acquisition of subsidiary	(497)	—
Acquisition of hotels	(14,538)	(31,779)
Purchases of property and equipment	(6,261)	(1,817)
Additions to intangible assets	(1,417)	(1,700)
Contributions to unconsolidated affiliates	(13,192)	(492)
Distributions from unconsolidated affiliates	15,754	6,610
Changes in notes receivable	596	(531)

Cash used in investing activities	(20,527)	(20,203)

FINANCING ACTIVITIES:
Proceeds from borrowings	9,000	110,200
Repayment of borrowings	(22,750)	(109,372)
Proceeds from issuance of common stock	2,810	40
Financing fees paid	—	(3,641)

Cash used in financing activities	(10,940)	(2,773)

Effect of exchange rate on cash	181	(304)
Net (decrease) increase in cash and cash equivalents	(609)	1,325
CASH AND CASH EQUIVALENTS, beginning of period	12,929	16,481

CASH AND CASH EQUIVALENTS, end of period	$12,320	$17,806

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$5,564	$5,349
Income taxes	2,185	1,094

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BUSINESS SUMMARY

We are one of the largest independent U.S. hotel management companies, measured by number of rooms under management. We have three operating divisions: hotel management, corporate housing and hotel ownership, each of which are reportable operating segments. We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets. Our portfolio is diversified by franchise and brand affiliations. The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications and centralized accounting. As of September 30, 2006, we managed 233 hotel properties and five ancillary service centers (i.e. conference centers and laundry facilities), with 52,617 rooms in 40 states, the District of Columbia, Canada, and Russia.

Our corporate housing division is operated through our subsidiary BridgeStreet Worldwide, Inc. This division provides apartment rentals for both individuals and corporations with a need for temporary housing as an alternative to long-term apartment rentals or prolonged hotel stays. As of September 30, 2006, we had 3,371 apartments under lease and 298 units under management in the United States, France and the United Kingdom.

We also wholly own three hotel properties and hold non-controlling joint venture equity interests in ten joint ventures, which hold ownership interests in 24 of our managed properties as of September 30, 2006.

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

Related Parties — In May 2006, The Blackstone Group, which we refer to as “Blackstone,” acquired MeriStar Hospitality Corporation, which we refer to as “MeriStar.” MeriStar had previously been considered a related party, as our Chairman of the Board, Paul Whetsell, was also the CEO of MeriStar. Mr. Whetsell did not become part of the Blackstone management team, and we do not consider Blackstone to be a related party. As such, the line items “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations do not include any amounts associated with Blackstone at September 30, 2006 and for the period from May 2, 2006 through September 30, 2006, although fees received from Meristar prior to May 2,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 continue to be included in “management fees- related parties.” Our managed properties for which we also hold a joint venture ownership interest continue to be presented as related parties. See Note 4 “Investments and Advances to Affiliates” for further information on these related party amounts.

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

Control of a Limited Partnership — Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) was ratified by the FASB in September 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue was effective for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. We are not the sole general partner in any of our joint ventures, nor are we the controlling general partner for the one joint venture which involves multiple general partners. Accordingly, this EITF does not change the manner in which we account for our existing joint ventures.

Effects of Prior Year Misstatements — In September 2006, Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” was issued. SAB 108 expresses the staff’s view regarding the process of quantifying financial statement misstatements. The interpretation provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The cumulative effects of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of the retained earnings for that year. The disclosures should include the nature and amount of each individual error being corrected in the cumulative adjustment, when and how each error being corrected arose and the fact that the errors

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had previously been considered immaterial. The guidance of SAB 108 is effective for fiscal years ending after November 15, 2006. We will assess the impact, if any, to the extent we have prior year misstatements in the future and will adopt the provisions of SAB 108 as of December 31, 2006.

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

	Three months ended
	September 30, 2006			September 30, 2005
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Income from continuing operations	$15,198	31,368	$0.48	$3,735	30,539	$0.12
Income from discontinued operations, net of tax	—	—	—	1,656	—	0.06

Basic net income	$15,198	31,368	$0.48	$5,391	30,539	$0.18
Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	190	—	—	132	—
Assuming vesting of outstanding restricted stock	—	195	—	—	134	(0.01)

Diluted net income	$15,198	31,753	$0.48	$5,391	30,805	$0.17

	Nine months ended
	September 30, 2006			September 30, 2005
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Income from continuing operations	$18,953	30,983	$0.61	$3,812	30,503	$0.13
Income from discontinued operations, net of tax	—	—	—	1,898	—	0.06

Basic net income	$18,953	30,983	$0.61	$5,710	30,503	$0.19
Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	282	—	—	130	—
Assuming vesting of outstanding restricted stock	—	159	(0.01)	—	156	(0.01)

Diluted net income	$18,953	31,424	$0.60	$5,710	30,789	$0.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS AND ADVANCES TO AFFILIATES

Our investments and advances to our joint ventures and affiliated companies consist of the following (in thousands, except number of hotels):

		Our Equity	September 30,	December 31,
Joint Venture	Number of Hotels	Participation	2006	2005

MIP Lessee, L.P.	8	10.0%	$1,567	$2,022
CNL/IHC Partners, L.P.	3	15.0%	2,609	2,566
RQB Resort/Development Investors, LLC(1)	1	10.0%	215	2,670
True North Tesoro Property Partners, L.P.	1	15.9%	1,414	—
Amitel Holdings, LLC	6	15.0%	3,967	—
Cameron S-Sixteen Hospitality, LLC	1	10.9%	507	—
Other	4	5.0%-50.0%	351	428

Total	24		$10,630	$7,686

(1)	The December 31, 2005 balance relates to our joint venture with Interconn Ponte Vedra Company, L.P., which held the Sawgrass Marriott Resort & Spa until July 2006.

We held an interest in Interconn Ponte Vedra Company, L.P. (“Interconn”), which owned the Sawgrass Marriott Resort & Spa (“Sawgrass”). In July 2006, Interconn sold Sawgrass to RQB Resort Investors, LLC and RQB Resort Development, LLC (together, the RQB Joint Venture). We invested a total of $9.3 million in the RQB Joint Venture. Of this amount, $7.0 million was invested on the date of sale and the remaining $2.3 million was invested in October 2006. We are not required to contribute any additional capital or other funding to the RQB Joint Venture and will receive a preferred return of 10% per annum on our unrecovered capital. We will not otherwise participate in the profits and losses of the RQB Joint Venture. We will receive total proceeds from Interconn for our 10% interest from the disposition of Sawgrass totaling $16.5 million. As of September 30, 2006, we have received distributions of $15.3 million. We expect to receive the remaining distribution of $1.2 million by the end of 2006. We have recognized a gain of $4.5 million on the sale, which is equal to the excess of our proceeds over the carrying value of our investment in Interconn of $2.7 million and the $9.3 million investment in the RQB Joint Venture. This gain is presented in equity in earnings (losses) of affiliates on our statement of operations. The initial carrying value of our investment in the RQB Joint Venture was zero. We will employ the equity method to account for this investment. Our preferred return will be recognized as income when earned. Future operating distributions of unrecovered capital will be recorded as income when received.

In June 2006, we entered into three separate joint ventures with a total investment of $6.4 million, for interests in eight hotels with more than 1,200 rooms. These investments included a $2.0 million investment to acquire a 21% interest in the Doral Tesoro Hotel & Golf Club near Dallas/Ft. Worth, Texas, a $0.5 million investment to acquire a 10.9% interest in The Statehouse Inn in Boise, Idaho, and a $3.9 million investment to acquire a 15.0% interest in a portfolio of six Residence Inn by Marriott properties in and around Cleveland, Ohio. In September 2006, we received a return of our investment in True North Tesoro Property Partners, L.P. of $0.5 million as part of the planned syndication of joint venture interests. This reduced our equity investment in the joint venture to $1.4 million or 15.9%.

In September 2006, the majority owners and we entered into a definitive agreement to sell MIP Lessee L.P. The sale is expected to close during the fourth quarter of 2006.

We had related party accounts receivable from our joint venture ownership interests of $1.5 million as of September 30, 2006 and December 31, 2005. We had related party management fees from these joint ventures of $1.3 million and $3.5 million for the three and nine months ended September 30, 2006, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recoverability of the carrying values of our investments and advances to our investees is dependent upon the operating results of the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future impairment losses or the inability to recover the carrying value of these long-lived assets. The debt of all investees is non-recourse to us and we do not guarantee any of our investees’ obligations.

The summarized financial information of MIP Lessee, L.P. for the three and nine months ended September 30, 2006 and 2005 is presented below. Summarized profit and loss information for this investment is required by Regulation S-X to be disclosed in interim periods, as they have met certain financial tests in relation to our consolidated financial position and results of operations. The summarized information is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$31,148	$25,635	$78,631	$71,206
Operating expenses	25,874	22,715	68,680	71,794
Net income (loss)	47	(1,156)	(4,547)	(14,430)
Our share of the above earnings (losses)	5	(116)	(455)	(1,443)

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2006	2005

Land	$6,985	$5,610
Furniture and fixtures	11,707	7,866
Building and improvements	46,080	32,297
Leasehold improvements	6,139	5,198
Computer equipment	9,855	9,038
Software	12,244	12,298
Other	1,696	865

Total	$94,706	$73,172
Less accumulated depreciation	(25,160)	(21,102)

Property and equipment, net	$69,546	$52,070

The “Other” line item above represents vehicles and operating stock primarily relating to our BridgeStreet corporate housing division.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Management contracts	$38,738	$49,902
Franchise fees	1,600	1,226
Deferred financing fees	2,223	2,339

Total cost	42,561	53,467
Less accumulated amortization	(9,854)	(8,759)

Intangible assets, net	$32,707	$44,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We amortize the value of our intangible assets, except goodwill, which all have definite useful lives, over their estimated useful lives, which generally correspond with the expected terms of the associated management, franchise, or financing agreements. In the first nine months of 2006, we recognized impairment losses of $8.3 million related to management contract costs for 18 properties sold by MeriStar during the first quarter, $1.4 million for three Blackstone properties terminated in September 2006, $0.7 million for 14 Sunstone properties sold during the nine months ended September 30, 2006 and $0.3 million for various other properties. During February 2006, we paid $0.5 million to acquire a corporate housing business in Chicago, IL. In connection with this acquisition, we recorded an intangible asset of $0.5 million related to customer rental contracts which we assumed as part of the purchase. We will amortize this intangible asset over the remaining term of the contracts, all of which expire in 2006.

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $0.5 million and $2.0 million for the three and nine months ended September 30, 2006 and $0.8 million and $2.3 million for the three and nine months ended September 30, 2005. We also incurred amortization expense related to deferred financing fees of $0.2 and $0.6 million for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $2.5 million for the three and nine months ended September 30, 2005, respectively. In the first quarter of 2005, $1.8 million of deferred financing fees was amortized in connection with the refinancing of our senior credit facility and repayment of our subordinated term loan. Amortization of deferred financing fees is included in interest expense.

We evaluate our capitalized management contracts for impairment when circumstances warrant. When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. In May 2006, Blackstone acquired MeriStar. As of September 30, 2006, we do not believe the carrying value of $21.6 million associated with the remaining MeriStar management contracts is impaired as the obligations and duties under those contracts, including the payment of termination fees, were assumed by Blackstone. We will continue to assess the recorded value of those management contracts and their related amortization periods as circumstances warrant.

We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of our goodwill more frequently. We evaluated goodwill, for impairment in the first quarter due to the loss of 21 management contracts. We also evaluated goodwill in the third quarter due to the loss of a significant number of management contracts. Our analysis in both periods concluded that goodwill was not impaired.

As a result of the relief of $10.6 million of the valuation allowance on our deferred tax assets in June 2006, our goodwill decreased by a like amount. The relief of the valuation was charged against goodwill in accordance with SFAS No. 109, “Accounting for Income Taxes.”’ See Note 16 for a full discussion of our income taxes.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Salaries and employee related benefits	$28,992	$34,234
Other	46,887	36,113

Total	$75,879	$70,347

No individual amounts in “Other” represent more than 5% of current liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005

Senior credit facility — revolving loan	$10,526	$20,526
Senior credit facility — term loan	41,776	45,526
Mortgage debt	19,000	19,000

Total long-term debt	71,302	85,052
Less current portion	(3,750)	(3,750)

Long-term debt, net of current portion	$67,552	$81,302

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

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of September 30, 2006, based on those financial tests, borrowings under the revolving loan bore interest at the 30-day LIBOR rate plus 325 basis points (a rate of 8.63% per annum) and borrowings under the term loan bore interest at the 30-day LIBOR plus 450 basis points (a rate of 9.88% per annum). We incurred interest expense of $1.6 million and $4.5 million on the senior credit facilities for the three and nine months ended September 30, 2006, respectively, and $1.5 million and $4.6 million for the three and nine months ended September 30, 2005, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. In connection with the purchase of the Hilton Concord hotel, we entered into amendments to the Credit Facility in February 2005 and May 2005 in order to modify certain liquidity covenants that we would have otherwise failed pursuant to the purchase of the hotel. At September 30, 2006, we were in compliance with the loan covenants of the Credit Facility. The acquisition of the Hilton Arlington in October 2006, did not impact our compliance with these loan covenants.

Mortgage Debt — In February 2005, we entered into a $19.0 million non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. We are required to make interest-only payments until the loan matures in March 2008, with the option for two one-year extensions. The loan bore interest at the 30-day LIBOR rate plus 225 basis points (rate of 7.63% per annum at September 30, 2006). We incurred interest expense on the loan of $0.4 million and $1.0 million for the three and nine months ended September 30, 2006, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2005, respectively.

Interest Rate Caps — In February 2005, we entered into a $19.0 million, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel, to protect against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 6.65% per annum and is scheduled to mature on March 1, 2008. In March 2005, we entered into a $55.0 million, three-year interest rate cap agreement related to our Credit Facility, in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 5.75% per annum and is scheduled to mature on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 14, 2008. At September 30, 2006, the total fair value of these interest rate cap agreements was approximately $20,000, with changes in fair value recorded in our statement of operations.

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

Hotel management includes the operations related to our managed properties, our purchasing, construction and design subsidiary and our insurance subsidiary. Revenue for this segment consists of “management fees” (which includes $3.2 million of business interruption proceeds for the nine months ended September 30, 2006), “termination fees” and “other” from our statement of operations. Our insurance subsidiary, as part of the hotel management segment, provides a layer of reinsurance for property, casualty, auto and employment practices liability coverage to our hotel owners.

Corporate housing includes the related revenue and expense from our statement of operations as well as general and administrative costs, depreciation and interest expense related to that segment. Hotel ownership includes our wholly-owned hotels and joint venture investments. Corporate is not actually an operating segment but rather includes costs that do not specifically relate to any other single segment of our business. Corporate includes expenses related to our public company structure, certain restructuring charges, Board of Directors costs, audit fees, unallocated corporate debt and an allocation for rent and legal expenses. Corporate assets include deferred tax assets, deferred financing fees and various other corporate assets.

Capital expenditures includes the “acquisition of subsidiary”, “acquisition of hotels” and “purchases of property and equipment” line items from our cash flow statement. We have revised amounts previously reported to reflect the addition of hotel ownership as a reportable segment in 2005. All amounts presented are in thousands.

	Hotel	Corporate	Hotel
	Management	Housing	Ownership	Corporate	Consolidated

Three months ended September 30, 2006
Revenue	$33,749	$40,014	$7,154	$—	$80,917
Depreciation and amortization	929	296	582	115	1,922
Operating expense	14,824	36,485	5,210	1,205	57,724

Operating income (loss)	17,996	3,233	1,362	(1,320)	21,271
Interest expense, net	—	(2)	(461)	(1,222)	(1,685)
Equity in earnings of affiliates	—	—	4,745	—	4,745

Income (loss) before minority interests and income taxes	$17,996	$3,231	$5,646	$(2,542)	$24,331

Capital expenditures	$315	$250	$1,662	$78	$2,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Corporate	Hotel
	Management	Housing	Ownership	Corporate	Consolidated

Three months ended September 30, 2005
Revenue	$18,593	$33,267	$3,376	$—	$55,236
Depreciation and amortization	1,592	272	403	207	2,474
Operating expense	13,425	31,322	2,485	1,512	48,744

Operating income (loss)	3,576	1,673	488	(1,719)	4,018
Interest expense, net	—	—	(298)	(1,307)	(1,605)
Equity in earnings of affiliates	—	—	(381)	—	(381)
Other gains	—	—	4,326	—	4,326

Income (loss) before minority interests and income taxes	$3,576	$1,673	$4,135	$(3,026)	$6,358

Capital expenditures	$160	$106	$162	$39	$467

	Hotel	Corporate	Hotel
	Management	Housing	Ownership	Corporate	Consolidated

Nine months ended September 30, 2006
Revenue	$80,424	$101,066	$18,609	$—	$200,099
Depreciation and amortization	2,896	1,193	1,481	338	5,908
Operating expense	49,189	96,148	13,670	3,961	162,968

Operating income (loss)	28,339	3,725	3,458	(4,299)	31,223
Interest expense, net	—	(18)	(1,131)	(3,646)	(4,795)
Equity in earnings of affiliates	—	—	4,311	—	4,311

Income (loss) before minority interests and income taxes	$28,339	$3,707	$6,638	$(7,945)	$30,739

Total assets	$172,445	$40,351	$76,735	$18,768	$308,299
Capital expenditures	$1,709	$1,814	$17,346	$427	$21,296
Nine months ended September 30, 2005
Revenue	$55,272	$91,792	$8,482	$—	$155,546
Depreciation and amortization	4,618	851	791	570	6,830
Operating expense	38,925	89,555	6,491	7,404	142,375

Operating income (loss)	11,729	1,386	1,200	(7,974)	6,341
Interest expense, net	—	—	(900)	(6,455)	(7,355)
Equity in earnings of affiliates	—	—	2,811	—	2,811
Other gains	—	—	4,326	385	4,711

Income (loss) before minority interests and income taxes	$11,729	$1,386	$7,437	$(14,044)	$6,508

Total assets	$183,660	$35,522	$44,667	$20,698	$284,547
Capital expenditures	$746	$257	$32,407	$186	$33,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Canada	$59	$127	$256	$461
United Kingdom	$11,146	$7,764	$26,647	$22,322
France	$752	$544	$1,898	$1,599
Russia	$375	$375	$1,125	$1,125

10.	RESTRUCTURING AND SEVERANCE EXPENSES

We incurred $2.0 million in restructuring and severance expenses for the nine months ended September 30, 2005. These expenses primarily consist of severance payments to former personnel, including $1.8 million related to Steve Jorns, our former CEO.

11.	ASSET IMPAIRMENTS AND WRITE-OFFS

The charges for asset impairment and write-offs consist of the following (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005

Management contract costs	$2,024	$1,046	$10,666	$2,094
Hotel real estate investment fund costs	—	—	—	863

Total	$2,024	$1,046	$10,666	$2,957

Management contract costs are amortized on a straight-line basis over the life of the management contract. In the event that the management contract is terminated early, the unamortized management contract costs are impaired. For the nine months ended September 30, 2006, the management contract impairment losses primarily consist of $8.3 million for the termination of management contracts of 18 MeriStar properties that were sold during the first quarter and $2.0 million associated with the loss of 17 management contracts during the third quarter of 2006. For the nine months ended September 30, 2005, the impairment of management contract costs related to the loss of 13 management contracts, four of which were lost in the third quarter. The remaining impairment related to a real estate investment fund which we were attempting to form with a group of institutional investors. We concluded that other investment vehicles were more appropriate for the company and accordingly, decided not to proceed with this particular investment fund.

12.	OTHER TRANSACTIONS

We managed eight MeriStar properties that were damaged or closed due to hurricanes in 2004. In March 2006, we settled our claim for lost management fees and we received approximately $3.2 million in business interruption proceeds. This recovery is recorded in management fees on our statements of operations.

During August 2006, we entered into an amendment to our master fee agreement with Blackstone. The amendment allows them to transition three properties from management by us without the sale of the property. In exchange, we received the right to preclude them from substituting any future management agreements they give us to reduce or offset their currently payable termination fees for hotels they have sold. The amendment removed all contingencies related to the receipt of the agreed upon termination fee payments due from Blackstone. As a result, we recognized, on a present value basis, the $15.1 million of termination fees due to us as of the date of the amendment. Of the $15.1 million, $14.5 million is recorded as accounts receivable at September 30, 2006, of which $0.7 million was subsequently paid in October and $13.8 million was used as a credit towards the purchase of the Hilton Arlington.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2005, we recognized a gain of $0.4 million from the exchange of stock warrants for stock in an unaffiliated company and subsequent sale of that stock, which we had held as an investment. In September 2005, we recognized a gain of $4.3 million in connection with the extinguishment of debt on our non-recourse promissory note with FelCor Lodging Trust Incorporated (“FelCor”).

13.	COMMITMENTS AND CONTINGENCIES

Insurance Matters — As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of September 2006, only 74 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on the information, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. The amount of our receivable exceeds the dividend amounts claimed by the prior carrier. We have reserved the amount of the excess given the financial condition of the carrier. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly, there was no effect on the statement of operations in 2005 or in the first nine months of 2006. We will aggressively pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with them regarding the contractual amounts due to us. To the extent we do not collect sufficiently on our receivable and pay amounts that we have been invoiced, we will vigorously attempt to recover any additional amounts from our owners.

Leases — We lease apartments for our corporate housing division and office space for our corporate offices. Future minimum lease payments required under these operating leases as of September 30, 2006 were as follows (in thousands):

September 30, 2006-2007	$21,913
September 30, 2007-2008	36,002
September 30, 2008-2009	21,306
September 30, 2009-2010	17,325
September 30, 2010-2011	12,099
Thereafter	20,969

Total	$129,614

The operating lease obligations shown in the table above have not been reduced by a non-cancelable sublease related to our former corporate office space. We remain secondarily liable under this lease in the event that the sub-lessee defaults under the sublease terms. We do not believe that material payments will be required as a result of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secondary liability provisions of the primary lease agreements. We expect to receive minimum payments under this sublease as follows (in thousands):

September 30, 2006-2007	$902
September 30, 2007-2008	1,122
September 30, 2008-2009	1,167
September 30, 2009-2010	1,214
September 30, 2010-2011	1,262
Thereafter	2,565

Total	$8,232

Commitments Related to Management Agreements and Hotel Ownership — Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $4.0 million to these hotel owners in the form of investments or loans. The timing of future investments or working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion. We are also required to fund up to $0.6 million in the event of cost overruns in excess of 110% of the projected budgeted costs, as defined in the relevant management agreement, for the development of certain hotels related to one of our joint venture interests.

Guarantees — In January 2005, BridgeStreet signed a 15-year operating and management agreement to operate 116 apartments in London. As part of the agreement, we have guaranteed the building owner minimum monthly rental revenues of approximately $0.1 million from July 2005 through June 2008. We recorded a liability for the minimum revenue guarantee and an offsetting entry to prepaid rent. The liability is reduced as the minimum monthly revenue guarantee is met each month and the prepaid rent is amortized to corporate housing expense as an offset to the reduction of the liability. We have not been required to fund any shortfalls to date. At September 30, 2006, we have a remaining asset and corresponding liability of $2.0 million related to this guarantees.

Letters of Credit — As of September 30, 2006, we had a $1.5 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2007. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, Butterfield Bank has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on the consolidated balance sheet. We also have a $0.8 million letter of credit outstanding from Societe Generale in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. The letter of credit expires on June 2, 2007. We are required by the insurance carrier to deliver the letter of credit to cover its risk in the event the properties default on their required payments related to the surety bonds.

Contingent Liabilities Related to Partnership Interests — We own interests in several partnerships and other joint ventures. To the extent that any of these partnerships or joint ventures become unable to pay its obligations, those obligations would become obligations of the general partners. We are not the sole general partner of any of our joint ventures. While we believe we are protected from any risk of liability because our investments in these partnerships as a general partner were conducted through the use of single-purpose entities, to the extent any debtors pursue payment from us, it is possible that we could be held liable for those liabilities, and those amounts could be material.

In the course of normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	ACQUISITIONS & DISPOSITIONS

Acquisitions:

On June 27, 2006, we acquired the 131-room Hilton Garden Inn Baton Rouge Airport in Louisiana. The acquisition cost was $14.5 million, including normal and customary closings costs. We financed the purchase through borrowings on our Credit Facility and available cash. From June 27, 2006 to September 30, 2006, hotel revenues and operating income of $1.3 million and $0.3 million respectively, have been included in our statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Accounts receivable and other assets	$44
Land	1,375
Buildings and improvements	12,087
Furniture and fixtures	1,022

Total	$14,528

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

The purchase of the Hilton Concord was a material acquisition. If the acquisition had occurred on January 1, 2005, the pro forma financial information for the nine months ended September 30, 2005 would have included additional lodging revenue of $1.1 million and a net loss of $0.1 million related to the operating results of the Hilton Concord from January 1, 2005 though February 10, 2005. There would have been no change to the earnings per share reported in our consolidated statement of operations. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

Dispositions:

On September 7, 2005, we sold the Pittsburgh Airport Residence Inn by Marriott for $11.0 million and we recognized a gain on sale of $2.6 million. SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that the operations of the hotel be re-classified as discontinued operations in our Consolidated Statement of Operations for all periods presented. The following table summarizes the revenues and income before taxes of the hotel and the related gain on the sale of the hotel (in thousands):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Revenues	$656	$2,345
Income before Taxes	$2,805	$3,217
Income from discontinued operations, net of taxes	$1,656	$1,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	STOCK-BASED COMPENSATION

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

We maintain two stock-based compensation plans, under which, we may award to participating employees options to purchase our common stock and restricted shares of our common stock. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 for employee stock-based awards granted, modified or settled on or after January 1, 2003 and recorded compensation expense based on the fair value of the stock-based awards at the date of grant. All stock-based awards granted in fiscal years prior to 2003 were fully vested as of December 31, 2005. As a result, the adoption of SFAS No. 123R had no effect on the compensation cost which we have recorded related to stock-based awards, net income and basic and dilutive earnings per share for the nine months ended September 30, 2006.

The following table (in thousands, except per share amounts) illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to all equity-based compensation for the nine months ended September 30, 2005. The reported and pro forma net income and earnings per share for the nine months ended September 30, 2006 are the same because all equity-based compensation is calculated under the provisions of SFAS No. 123R. The amounts for the nine months ended September 30, 2006 are included in the following table only to provide net income and earnings per share for a comparative presentation to the same period of the previous year. The pro forma disclosure for the nine months ended September 30, 2005 utilized the Black-Scholes pricing model to estimate the value of the respective options with such value amortized to expense over the options’ vesting periods.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income, as reported	$15,198	$5,391	$18,953	$5,710
Add: Stock-based employee compensation expense included in net income, net of tax	107	58	465	163
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(107)	(64)	(465)	(185)

Net income, pro forma	$15,198	$5,385	$18,953	$5,688

Earnings per share:
Basic, as reported	$0.48	$0.18	$0.61	0.19
Diluted, as reported	$0.48	$0.17	$0.60	0.18
Basic, pro forma	$0.48	$0.18	$0.61	0.19
Diluted, pro forma	$0.48	$0.17	$0.60	0.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have continued to utilize the Black-Scholes pricing model to estimate the fair value of all stock options granted subsequent to January 1, 2006. The fair value of stock options granted in 2006 have been calculated based on the stock price on the date of the option grant, the exercise price of the option and the following assumptions:

Nine months ended
September 30, 2006

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

Expected Life of Options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the three and nine months ended September 30, 2006 vest over three years and have a maximum term of ten years.

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

At September 30, 2006, approximately 1.8 million shares of common stock were available for future grants under our stock-based compensation plans. The stock-based awards granted under these plans, which include stock options and restricted stock, are typically awarded at the fair market value of our common stock at the date of grant. They vest over a period of three years and have a maximum term of ten years from the date of grant. For stock subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. The compensation cost that has been charged against income for these plans for the nine months ended September 30, 2006 was approximately $0.8 million.

As of September 30, 2006, there was $1.6 million of unrecognized compensation cost related to unvested stock awards granted under the compensation plans noted above. The cost is expected to be recognized through the second quarter of 2009 with a weighted-average recognition period of 2.2 years.

A summary of option activity under the equity-based compensation plans as of September 30, 2006, and changes during the nine months then ended is as follows:

			Aggregate
	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price/Share	Value

Options outstanding at December 31, 2005	1,614,421	$6.75
Granted	62,500	$6.22
Exercised	(683,458)	$4.11
Forfeited	(473,150)	$11.25

Options outstanding at September 30, 2006	520,313	$6.67	$2,863,000

Options exercisable at September 30, 2006	367,818	$7.16	$1,957,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining contractual life for all options outstanding and all options exercisable under these plans at September 30, 2006 was 5.5 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was approximately $2.2 million.

A summary of the restricted stock activity under the equity-based compensation plans as of September 30, 2006, and changes during the nine months then ended is as follows:

		Weighted
		Average
	Number of	Grant-
	Restricted	Date Fair
	Shares	Value

Unvested at December 31, 2005	228,657	$4.65
Granted	273,000	$5.60
Vested	(156,856)	$4.72
Forfeited	(18,224)	$4.37

Unvested at September 30, 2006	326,577	$5.40

The total intrinsic value of restricted stock which vested during the nine months ended September 30, 2006 was approximately $0.7 million.

16.	INCOME TAXES

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

During the third quarter of 2006, the following events caused adjustments to our projected taxable income for the year: (1) the recognition of $14.5 million in termination fees which was not projected as income until future periods and (2) a material gain expected to be recorded in the fourth quarter of 2006 related to the sale of our interest in the MIP Lessee, L.P. joint venture. In addition, the sale of our stock by significant shareholders resulted in an ownership change in the third quarter, as set forth in the Internal Revenue Code. Due to this ownership change, there are limits as to the amount of net operating loss carryforwards that can be utilized to reduce our taxable income in periods after the ownership change. This will require us to utilize employment related tax credits which were generated subsequent to the merger in 2002. The credits earned prior to our merger in 2002 have similar limitations to those imposed on our net operating loss carryforwards. We expect to utilize $1.6 million of the credits earned after the merger and up to the date of our ownership change. These credits previously had a partial valuation allowance recorded against them. The partial relief of $0.9 million of this valuation allowance has been recorded as a reduction to income tax expense and resulted in a change in our effective tax rate from 41% to 38%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company will continue to evaluate the valuation of the deferred tax assets, which may result in a further reduction of goodwill, the recognition of a benefit in a future period, or both, depending on whether the timing differences and the related allowance were created in the pre-merger periods or the post-merger periods.

17.	SUBSEQUENT EVENT

In October 2006, we acquired the 308-room Hilton Arlington located in Texas, from affiliates of Blackstone. The purchase price was $36.3 million, including normal and customary closing costs. On the date of the acquisition, Blackstone owed us $13.8 million, on a present value basis, for unpaid termination fees. We received credit for these unpaid termination fees at closing. We financed the remainder of the purchase through a non-recourse mortgage loan of $24.7 million. The variable rate loan has an interest rate equal to the 30-day LIBOR plus 135 basis points. We are required to make monthly interest-only payments until the loan matures in November 2009, with the option for two one-year extensions. We entered into a $24.7 million, three-year interest rate cap agreement in connection with the mortgage loan which caps the 30-day LIBOR at 7.25% per annum and is schedule to mature in November 2009.

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

Overview and Outlook

Our Business — We are one of the largest independent U.S. hotel management companies, measured by number of rooms under management. We have three reportable operating segments: hotel management, hotel ownership (through whole-ownership and joint ventures) and corporate housing. Our portfolio of managed properties is diversified by brand, franchise and ownership group. As of September 30, 2006, we managed hotels representing more than 30 franchise and brand affiliations and operated 16 independent hotels. Our managed hotels are owned by more than 60 different ownership groups. We managed 233 hotel properties and five ancillary service centers (i.e. conference centers and laundry facilities), with 52,617 rooms in 40 states, the District of Columbia, Canada and Russia. We also owned three hotels with 655 rooms and had 3,669 apartments under lease or management in the United States, France and the United Kingdom through BridgeStreet, our corporate housing subsidiary.

Financial Highlights and Significant Events

Financial Highlights

Our operating results for the third quarter of 2006 continued the strong overall performance that we have experienced throughout 2006 in all operating segments of our business. Although the number of hotel properties we manage has decreased 18% in the nine months ended September 30, 2006, our base management fees (excluding the effects of termination fees and business interruption proceeds) have only decreased 2.1% compared to the comparable three month period of 2005 and have increased 1.5% compared to the comparable nine month period of 2005. This was primarily due to our focus on increasing revenue per available room (RevPAR) and continually improving operating efficiencies at our managed properties. In addition, for the nine months ended September 30, 2006, we received business interruption proceeds of $3.2 million and accelerated management termination fees on a present value basis of $15.1 million for all hotels terminated by Blackstone on or before October 1, 2006. In 2006, our corporate housing operations achieved an increase in revenues of $6.7 million, or 20.3%, in the third quarter compared to the same period in 2005, and $9.3 million, or 10.1% over the comparable nine month period of 2005. The improvement was driven by the continued strategic management of our apartment inventory cycle, which focuses on obtaining more flexible lease terms and allows us to quickly add or remove units in particular markets based on demand, as well as continued improvement in our managed apartments in the United Kingdom, increases in our average daily rate (ADR) and our acquisition of Twelve Oaks Corporate Residences, Inc., which we refer to as “Twelve Oaks,” a Chicago-based entity with leases for approximately 300 furnished apartment units, in February 2006. Finally, our three wholly-owned hotels, one of which we acquired on June 27, 2006, contributed $1.4 million and $3.5 million to our operating income for the three and nine month periods ended September 30, 2006, respectively, compared to $0.5 million and $1.2 million for the three and nine months period ended September 30, 2005.

Significant Events

Investments and Acquisitions in Real Estate — Throughout 2006, we have been able to execute on our growth strategy of selectively investing in joint ventures and acquiring properties in growing markets that we believe have favorable economic, demographic and supply dynamics. In October 2006, we acquired the 308-room Hilton Arlington located in Texas, from affiliates of Blackstone. The purchase price was $36.3 million, including normal and customary closing costs. On the date of the acquisition, Blackstone owed us $13.8 million, on a present value basis, for unpaid termination fees. We received credit for these unpaid termination fees at closing. We financed the remainder of the purchase through a non-recourse mortgage loan of $24.7 million. The variable rate loan has an interest rate equal to the 30-day LIBOR plus 135 basis points. We are required to make monthly interest-only payments until the loan matures in November 2009, with options for two, one-year extensions. We entered into a $24.7 million, three-year interest rate cap agreement in connection with the mortgage loan which caps the 30-day LIBOR at 7.25% per annum and is schedule to mature in November 2009.

In July 2006, we, along with our joint venture partners, sold the Sawgrass Marriott Resort & Spa. Our portion of the proceeds from the sale was approximately $16.5 million. We immediately reinvested $7.0 million in the new joint venture, RQB Development/Resort Investors, LLC, which purchased the hotel. We contributed an additional $2.3 million in the fourth quarter for our share of equity for renovations and working capital, bringing our total investment to $9.3 million in the new joint venture as a 10% preferred equity interest. As our cost basis in the original joint venture was $2.7 million, we recognized a gain of $4.5 million based on the amount of proceeds received which were not re-invested in the new joint venture.

In June 2006, we acquired the 131-room Hilton Garden Inn Baton Rouge Airport for $14.5 million. The acquisition was funded with approximately $5.0 million borrowed under our Credit Facility, with the remaining amount paid from available cash on hand. We also entered into three separate joint ventures with a total investment of $6.4 million for interests in eight hotels with more than 1,200 rooms. These investments include a $3.9 million investment to acquire a 15% interest in a portfolio of six Residence Inn by Marriott properties in and around Cleveland, Ohio, a $0.5 million investment to acquire a 10.9% interest in the Statehouse Inn in Boise, Idaho, and a $2.0 million investment to acquire a 21.0% interest in the Doral Tesoro Hotel & Golf Club near Dallas/Ft. Worth, Texas. In September 2006, we received a $0.5 million return of our initial investment in the Doral Tesoro Hotel & Golf Club which reduced our investment in the joint venture to $1.5 million, or 15.9%. These investments were all funded with available cash on hand.

Turnover of Management Contracts — Due to the current hotel real estate market, there have been a significant number of hotel purchase and sale transactions throughout 2006. Although we realize that these transactions, which lead to turnover in management contracts, are an inherent part of our business, the number of properties we manage has been reduced.

In September 2006, Sunstone Hotel Investors sold 13 hotels to Trinity Hotel Investors, terminating our management contracts for these properties. These hotels accounted for $1.0 million in management fees during the nine months ended September 30, 2006. We recognized $0.6 million of impairment loss on the intangible assets related to the management contracts from these properties and approximately $0.3 million in termination fees.

In May 2006, Blackstone acquired MeriStar. Our management agreements for the 44 hotels that Blackstone acquired as a result of the transaction were not affected by the transaction, as the rights, responsibilities and duties (including with respect to budget setting, asset management and termination) under those contracts were assumed by Blackstone. To date, Blackstone has sold four properties, one of which was the Hilton Arlington. We are in discussions with Blackstone as to its plans for the 40 remaining hotels and underlying management contracts, which accounted for 12,698 rooms and $3.4 million and $10.6 million in management fees for the three and nine month periods ended September 30, 2006, respectively.

Prior to its sale to Blackstone, MeriStar sold 17 hotels and a golf and tennis club in the first quarter of 2006 in connection with its previously announced asset disposition program. At the end of July, we no longer managed any of these properties. In connection with these dispositions, we recorded termination fees of approximately $4.7 million and $9.5 million during the three and nine month periods ended September 30, 2006, respectively. Approximately $4.4 million of these termination fees were recorded upon the amendment to our master fee agreement with Blackstone in August 2006. In addition, we recognized $8.3 million of impairment losses for the intangible assets related to the management contracts from these 18 properties.

We were also notified that the private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings, for which we managed 14 properties at the end of 2005, was terminating all but one of our management contracts and turning the management of these properties over to Highgate Holdings. The 13 properties which we have ceased to manage accounted for approximately $0.8 million in management fees during the nine months ended September 30, 2006. There are no impairments of management contract intangible assets or termination fees associated with these 13 properties.

In summary, the impact on our financial results for the 68 properties where management agreements have been terminated in 2006 is as follows:

			Termination Fees		Management Fees	Management Fees
	Number of	Number of	Nine Months		Nine Months	Nine Months
Owner Group	Properties	Rooms	Ended 9/30/2006		Ended 9/30/2006	Ended 9/30/2005

MeriStar/Blackstone	21	4,438	$23.5 million	**	$2.3 million	$2.7 million
Sunstone	13	2,567	$0.3 million		$1.0 million	$0.8 million
Goldman Sachs	13	3,381	N/A		$0.8 million	$1.4 million
Others	21	4,405	$1.1 million		$1.2 million	$2.4 million

Total	68	14,791	$24.9 million		$5.3 million	$7.3 million

**	These are the termination fees recorded related to all MeriStar/Blackstone properties for the nine months ended September 30, 2006, including the 37 properties terminated prior to 2006. The termination fees recorded for the nine months ended September 30, 2006 for the 21 properties terminated in 2006 was $12.7 million.

We have partially offset the loss of these management contracts by obtaining the management contracts to 15 additional properties during the first nine months of 2006. These properties, which include the Hilton Times Square in New York City (began management in March 2006) and a portfolio of six Residence Inn properties in the Cleveland, Ohio area (also began management in March 2006), added approximately 2,115 rooms to our portfolio. We have recorded management fees of $0.9 million through September 30, 2006 related to these 15 properties.

Other Events — In February 2006, we and MeriStar agreed to a settlement with the insurance carrier for business interruption proceeds related to eight properties which were damaged or closed by hurricanes in 2004. In accordance with the settlement, we received business interruption proceeds of $3.2 million during the first quarter, which have been recorded as management fees in our statement of operations.

In February 2006, BridgeStreet acquired Twelve Oaks, a Chicago-based entity with leases for approximately 300 furnished apartment units for $0.5 million. The acquisition included the assumption of all leases related to Twelve Oaks, 13 furnished apartment complexes in and around the Chicago area, as well as the purchase or assumption of the leases on all of Twelve Oaks’ furniture and equipment. The acquisition nearly doubled our presence in the Chicago market.

Industry Overview

Overall, the lodging industry has continued to build upon the strong growth it has seen since 2004 and continues to set new industry records. During the first and second quarters of 2006, the U.S. economy saw real gross domestic product grow by 5.6% and 2.9%, respectively. During this same period, industry RevPAR has increased 9.0% on strong industry ADR growth of 6.8%. Through the first three quarters of 2006, we have seen strong advances in our ADR while our occupancy continues to grow at a balanced pace. This growth continues to support industry forecasts, which expect robust ADR gains to continue to support RevPAR growth for the remainder of 2006 and into 2007. For the remainder of 2006, industry forecasts project occupancy to reach 64.2%, with ADR growth at 6.9%, contributing to an expected RevPAR growth of 8.7% for the year. Looking forward to 2007 and into 2008, RevPAR growth will continue to be achieved more from ADR gains than from occupancy; however, these gains are forecast to slow to between 6% and 8% due to projected below trend economic growth of 3.0% as a result of various economic factors, including higher energy costs, rising interest rates and a volatile stock market.

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

Results of Operations

Operating Statistics

Statistics related to our managed hotel properties (including wholly-owned hotels) and corporate housing units:

	As of September 30,		Percent Change
	2006	2005	’06 vs. ’05

Hotel Management
Properties managed	233	294	(20.7)%
Number of rooms	52,617	67,425	(22.0)%
Hotel Ownership
Number of properties	3	1	200.0%
Number of rooms	655	329	99.1%
Corporate Housing
Number of markets	17	17	—
Average number of leased apartments for the nine months ended	3,222	3,214	0.2%

Hotels under management decreased by a net of 61 properties as of September 30, 2006 compared to September 30, 2005, due to the following:

•	We acquired 18 additional management contracts from various owners.

•	Blackstone/MeriStar transitioned 24 properties out of our system.

•	We transitioned 27 properties out of our system from various other owners.

•	Sunstone sold 14 properties which we no longer manage.

•	14 of the hotels we managed for Goldman Sachs and Highgate Holdings have been sold, or transitioned to Highgate Holdings, for management.

The operating statistics related to our managed hotels, including wholly-owned hotels, on a same-store basis1and our corporate housing division, were as follows:

	Three months
	ended September 30,		Percent Change
	2006	2005	’06 vs. ’05

Hotel Management
RevPar	$90.07	$83.95	7.3%
ADR	$118.92	$111.22	6.9%
Occupancy	75.7%	75.5%	0.3%
Corporate Housing
ADR	$125.78	$111.72	12.6%
Occupancy	93.8%	94.1%	(0.3)%

	Nine months
	ended September 30,		Percent Change
	2006	2005	’06 vs. ’05

Hotel Management
RevPar	$88.12	$80.23	9.8%
ADR	$118.96	$110.78	7.4%
Occupancy	74.1%	72.4%	2.3%
Corporate Housing
ADR	$119.92	$109.24	9.8%
Occupancy	92.7%	92.5%	0.2%

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

  Revenue

The significant components of revenue were as follows (in thousands):

	Three months
	ended September 30,		Percent Change
	2006	2005	’06 vs. ’05

Lodging	$7,154	$3,376	>100%
Management fees	14,066	14,374	(2.1)%
Termination fees	16,995	1,413	>100%
Corporate housing	40,014	33,267	20.3%
Other	2,688	2,806	(4.2)%
Other revenue from managed properties	202,780	241,710	(16.1)%

Total revenue	$283,697	$296,946	(4.5)%

1 We present these operating statistics for the periods included in this report on a same-store basis. We define our same-store hotels as those which (i) are managed or owned by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the periods being reported. In addition, the operating results of hotels for which we no longer manage as of September 30, 2006 are not included in same-store hotel results for the periods presented herein. Of the 233 properties that we managed as of September 30, 2006, 217 hotels have been classified as same-store hotels.

Lodging — The increase in lodging revenue is primarily due to the inclusion of revenues of $1.6 million for the Hilton Durham hotel, which was purchased in November 2005, and $1.1 million for the Hilton Garden Inn Baton Rouge, which was purchased in June 2006. Revenues from the Hilton Concord hotel, which was purchased in February 2005 and recently completed property physical improvement programs, increased by 30.7% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, due to an increase in occupancy of 23.4% resulting from continued additional group sales and an increase in RevPAR of 24.1%.

Management & termination fees — The increase is primarily due to the recognition of $15.1 million of termination fees due from Blackstone for management contracts terminated on or before October 1, 2006. Excluding the management termination fees due from Blackstone, management and termination fees increased $0.2 million to $16.0 million for the three months ended September 30, 2006 compared to September 30, 2005. Overall, we managed fewer properties for the three months ended September 30, 2006 compared to September 30, 2005. However, due to the strength of the economy and our improved operating efficiencies at our properties, we were nearly able to offset the loss of management contracts by significantly increasing RevPAR by 7.3% and ADR by 6.9% during the quarter, which kept base management fees steady, only marginally decreasing by $0.3 million or 2.1% for the three months ended September 30, 2006 compared to September 30, 2005.

Corporate housing — The increase in corporate housing revenue is primarily attributable to additional revenue of $2.6 million in the Chicago market, resulting from the acquisition of Twelve Oaks, which supplied an additional 300 furnished units. Revenue in the London market increased $3.4 million. The continued strategic management of our apartment inventory cycle allowed us to increase ADR by 12.6% while keeping occupancy near 94%.

Other — Other revenues decreased $0.1 million due to a decrease in our purchasing and capital project management subsidiary and our accounting fees as a result of managing fewer properties. These decreases were offset by a slight increase in revenue from our insurance subsidiary.

Other revenue from managed properties — These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners and are also recorded as “other expenses from managed properties.” The decrease of $38.9 million in other revenue from managed properties is primarily due to the decrease in the number of managed hotels directly and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Operating Expenses by Department

Lodging expenses increased $2.7 million or 109.5%, to $5.2 million for the three months ended September 30, 2006, compared to $2.5 million for the three months ended September 30, 2005. The increase is primarily due to the inclusion of lodging expenses of $1.3 million for the Hilton Durham hotel, which was acquired in November 2005, and $0.8 for the Hilton Baton Rouge hotel, which was acquired in June 2006. Lodging expenses at the Hilton Concord increased $0.6 million, which was primarily driven by an increase in occupancy. Gross margin related to these hotels remained consistent between periods.

Corporate housing expenses increased $5.0 million or 19.3%, to $30.9 million, for the three months ended September 30, 2006, from $25.9 million for the three months ended September 30, 2005. The increase was primarily driven from leasing additional units in markets with higher rental costs per unit, such as London, Chicago and New York.

Undistributed Operating Expenses

The significant components of undistributed operating expenses were as follows (in thousands):

	Three Months
	Ended September 30,		Percent Change
	2006	2005	’06 vs. ’05

Administrative and general	$19,594	$19,317	1.4%
Depreciation and amortization	1,922	2,474	(22.3)%
Asset impairments and write-offs	2,024	1,046	93.5%

Total undistributed operating expenses	$23,540	$22,837	3.1%

Administrative and general — Administrative and general expenses showed a slight increase between periods. These expenses consist of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses.

Depreciation and amortization — Although we had a significant increase in depreciable assets for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the presence of three wholly owned hotels as of September 30, 2006, our depreciation and amortization expense decreased. This occurred as various software assets became fully depreciated in December 2005, resulting in a $0.5 million reduction in depreciation expense. In addition, the significant impairment of management contract costs related to sale of MeriStar properties reduced amortization expense by approximately $0.3 million. These changes were offset by additional depreciation expense of $0.2 million, which is primarily due to the inclusion of the Hilton Durham and Hilton Garden Inn Baton Rouge in the second quarter of 2006.

Asset impairments and write-offs — When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. For the three months ending September 2006, $1.4 million of asset impairments were recorded as a result of three terminated management contracts from Blackstone. In September 2006, Sunstone sold 13 properties, terminating our management contracts; accordingly, we recorded an additional $0.6 million in asset impairments million related to these contracts. For the three months ended September 30, 2005, $1.0 million of asset impairments were recorded as a result of the termination of four management contracts.

Other Income and Expense

The significant components of other income and expenses were as follows (in thousands):

	Three Months
	Ended September 30,		Percent Change
	2006	2005	’06 vs. ’05

Interest expense	$2,199	$1,965	11.9%
Equity in earnings (losses) of affiliates	4,745	(381)	>100%
Gain on sale of investments & extinguishment of debt	—	4,326	(100)%
Income tax expense	9,011	2,585	>100%
Minority interest expense	122	38	>100%
Income from discontinued operations, net of tax	—	1,656	(100)%

Interest expense — Interest expense increased quarter over quarter by $0.2 million due to an increase in the average interest rate on our outstanding debt combined with the loss related to our interest rate cap agreements associated with our outstanding debt. These increases were only partially offset by a lower average outstanding debt balance during the quarter.

Equity in earnings of affiliates — The increase is due primarily to a gain of approximately $4.5 million recognized from the sale of our 10.0% interest in the joint venture that owned the Sawgrass Marriott Resort & Spa.

We also recorded net earnings of approximately $0.2 million from our other joint ventures throughout the third quarter of 2006.

Income tax expense — The change in income tax expense is driven by the increase in income from continuing operations offset by the change in our effective tax rate from 41% as of September 30, 2005 to 38% as of September 30, 2006.

Income from discontinued operations, net of tax — Income from discontinued operations represents the operations of the Pittsburgh Airport Residence Inn by Marriott, which was sold in September 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

  Revenue

The significant components of revenue were as follows (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2006	2005	’06 vs. ’05

Lodging	$18,609	$8,482	>100%
Management fees	46,416	42,570	9.0%
Termination fees	24,891	4,161	>100%
Corporate housing	101,066	91,792	10.1%
Other	9,117	8,541	6.7%
Other revenue from managed properties	645,553	665,450	(3.0)%

Total revenue	$845,652	$820,996	3.0%

Lodging — The increase in lodging revenue is due to the inclusion of the operations of the Hilton Concord and Hilton Durham hotels for the entire period in 2006 as well as stronger than expected operations year to date. The Hilton Concord hotel, which was purchased in February 2005 and recently completed property physical improvement programs, has increased year to date occupancy, RevPAR and ADR over prior year by 23.3%, 24.7% and 1.2%, respectively. The increase in occupancy was primarily due to additional group reservations, which contributed to the increase of revenue over the corresponding period of $3.8 million. The Hilton Durham, which was purchased in November 2005, had revenues of $5.1 million in 2006 led by strong ADR levels for the nine months ending September 30, 2006. In June 2006, we purchased the Hilton Garden Inn Baton Rouge; which contributed an additional $1.2 million in revenues. The operations of the Residence Inn Pittsburgh, which was sold in 2005, have been included in discontinued operations. Revenues from the Residence Inn Pittsburgh were $2.3 million for the nine months ended September 30, 2005.

Management & termination fees — The increase is primarily due to $15.1 million in termination fees due from Blackstone for management contracts terminated on or before October 1, 2006. In addition, we received one-time termination fees of $4.1 million from MeriStar due to the sale of ten properties during the first quarter of 2006. Termination fees received throughout the period from various other properties increased $1.5 million for the nine months ending September 30, 2006 compared to September 30, 2005. In addition, in the first quarter of 2006, we received approximately $3.2 million in business interruption proceeds associated with eight properties that were damaged or closed due to the hurricanes in 2004. Overall, we managed fewer properties in 2006 compared to 2005. However, due to the strength of the economy and our continued improvement in our operating efficiencies at our managed properties, we have been able to significantly increase RevPAR (9.8%), ADR (7.4%) and occupancy (2.3%) during the year. Excluding the one-time items noted above, this led to an increase in our base management fees of $0.6 million or 1.5%, which more than offset the decrease in management fees due to the decreased number of properties.

Corporate housing — The increase in corporate housing revenue is primarily attributable to additions in the Chicago market, which realized an increase in revenue of $6.0 million due to an additional 300 units available resulting from the acquisition of Twelve Oaks in February 2006. Revenue in the London market increased

$4.3 million in the nine months ended September 30, 2006. The continued strategic management of our apartment inventory allowed us to increase ADR by 9.8% while keeping occupancy near 93%.

Other — Other revenues increased $0.6 million primarily due to the timing of revenue recognition for our purchasing and capital project management services completing projects earlier in the year than expected. In addition, we realized an increase in revenues from our insurance subsidiary.

Other revenue from managed properties — These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners and are also recorded as “other expenses from managed properties.” The decrease of approximately $20 million in other revenue from managed properties is primarily due to the decline in the number of managed hotels and a corresponding reduction in the number of hotel employees and related reimbursable salaries, benefits and other expenses. The decreases were offset by the increase in payroll and insurance costs from 2005 to 2006.

Operating Expenses by Department

Lodging expenses increased $7.2 million or 110.6%, to $13.7 million for the nine months ended September 30, 2006, compared to $6.5 million for the nine months ended September 30, 2005. The increase is primarily due to the inclusion of the operations of the Hilton Concord and Hilton Durham hotels for the entire period in 2006. The Hilton Concord hotel was purchased in February 2005, while the Hilton Durham was purchased in November 2005. Gross margins related to the hotels increased from 23.5% to 26.5% for the nine months ended September 30, 2006. In addition, in June 2006, we acquired the Hilton Garden Inn Baton Rouge, which incurred approximately $0.8 million in lodging expenses.

Corporate housing expenses increased $6.2 million or 8.3%, to $80.1 million, for the nine months ended September 30, 2006, from $73.9 million for the nine months ended September 30, 2005. The increase was primarily driven from leasing additional units in markets with higher rental costs per unit, such as London where the demand has remained strong and Chicago where we acquired 300 additional units.

Undistributed Operating Expenses

The significant components of undistributed operating expenses were as follows (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2006	2005	’06 vs. ’05

Administrative and general	$58,553	$56,961	2.8%
Depreciation and amortization	5,908	6,830	(13.5)%
Restructuring and severance	—	2,043	(100)%
Asset impairments and write-offs	10,666	2,957	>100%

Total undistributed operating expenses	$75,127	$68,791	9.2%

Administrative and general — Administrative and general expenses showed a slight increase between periods. These expenses consist of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. The primary reason for the increase was due to an increase in the incentive compensation for the nine month period ended September 30, 2006 compared to comparative period 2005.

Depreciation and amortization — Although we had a significant increase in depreciable assets for 2006 compared to 2005 due to the presence of three wholly-owned hotels as of September 30, 2006, our depreciation and amortization expense decreased. Various software assets and furniture and equipment became fully depreciated in December 2005 and throughout 2006, resulting in a $1.2 million reduction in depreciation expense. In addition, the significant impairment of management contract costs related to sale of MeriStar properties reduced scheduled amortization expense by approximately $0.8 million. These changes were offset by additional depreciation expense of $0.7 million related to the three owned hotels and additional amortization expense of $0.5 million related to customer contracts acquired in the Twelve Oaks acquisition.

Restructuring and severance — The restructuring expenses incurred in 2005 primarily relate to severance costs of approximately $1.8 million for our former CEO in connection with the terms of his separation agreement.

Asset impairments and write-offs — When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. For the nine months ended September 30, 2006, $8.3 million of asset impairments were recorded related to the sale of 18 MeriStar properties, $1.4 million in connection with three Blackstone terminated management contracts and $0.7 million associated with 14 properties sold by Sunstone. During the nine months ended September 30, 2005, $0.3 million of asset impairments were recorded due to the sale of the Hilton San Diego Gaslamp hotel, $0.3 million related to four Sunstone properties sold and $1.3 million related to four MeriStar hotel dispositions. The remaining expense for the nine months ended September 30, 2005 was $0.9 million of costs related to a real estate investment fund which we decided not to proceed with.

Other Income and Expenses

The significant components of other income and expenses were as follows (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2006	2005	’05 vs. ’04

Interest expense	$6,240	$8,218	(24.1)%
Equity in earnings (losses) of affiliates	4,311	2,811	53.4%
Gain on sale of investments and extinguishment of debt	—	4,711	(100)%
Income tax expense	11,615	2,647	>100%
Minority interest expense	171	49	>100%
Income from discontinued operations, net of tax	—	1,898	(100)%

Interest expense — Interest expense decreased primarily due to $1.8 million of unamortized deferred financing fees which were expensed in January 2005 in connection with the refinancing of our credit facility. The remainder of the decrease was due to our average debt balance decreasing between periods only partially offset by rising interest rates as well as gains realized on our interest rate caps that are held in connection with our debt.

Equity in earnings (losses) of affiliates — The increase is due to a gain of $4.5 million recorded on the sale of Sawgrass Marriott Resort & Spa. We incurred a reduction of losses in our CapStar Hallmark joint venture of $0.2 million and $1.0 million in our MIP joint venture due to improved operating performance of the hotels in the portfolios. This was offset by the gain of approximately $4.3 million recorded on the sale of the Hilton San Diego Gaslamp hotel in January 2005 and the related retail space in June 2005.

Gain on sale of investments and extinguishment of debt — In 2005, we recognized $4.3 million of gain on extinguishment of debt related to our FelCor promissory note and we recognized a gain of $0.4 million from the exchange of stock warrants in an unaffiliated company and subsequent sale of that stock, which we had held as an investment.

Income tax expense — The change in income tax expense is driven by the increase in our income from continuing operations. This is partially offset by a reduction in the effective tax rate from 41% in 2005 to 38% in 2006.

Income from discontinued operations, net of tax — Income from discontinued operations represents the operations of the Pittsburgh Airport Residence Inn by Marriott, which was sold in September 2005.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2006	2005	’05 vs. ’04

Cash provided by operating activities	$30,677	$24,605	24.7%
Cash used in investing activities	(20,527)	(20,203)	1.6%
Cash used in financing activities	(10,940)	(2,773)	>100%
Working capital (deficit)	3,543	(9,493)	>100%
Cash interest expense	5,564	5,349	4.0%
Debt balance	71,302	86,302	(17.4)%

Operating Activities — The increase in cash provided by operating activities is primarily due to the change in net income, which increased by $26.3 million after removing all non-cash income and expense items, including asset impairment and write-offs of $10.7 million and $3.0 million incurred during the nine months ended September 30, 2006 and 2005, respectively. Significant one-time cash items included in net income for the nine months ended September 30, 2006 are a one-time cash payment of $3.2 million resulting from the settlement of our business interruption claim and one-time termination fees of $4.1 million related to the sale of l0 MeriStar properties in February 2006. The positive cash flow was offset by an increase in our receivables of $17.3 million, primarily related to the recognition of the net present value of management termination fees due from Blackstone hotels terminated with us on or before October 1, 2006. In addition, the change in accounts payable and accrued expenses decreased by $3.8 million in 2006 compared to 2005.

Investing Activities — The major components of the slight increase in cash used in investing activities in 2006 compared to 2005 were:

•	In 2006, we purchased the Hilton Garden Inn Baton Rouge Airport for $14.5 million while in 2005, we used a net of $21.3 million on two transactions related to owned hotels ($31.8 million related to purchase of the Hilton Concord offset by $10.5 million received from the sale of the Residence Inn Pittsburgh).

•	We received additional net distributions from our joint venture investments in 2005 compared to 2006. In 2005, we received distributions of $4.5 million from the sale of the San Diego Gaslamp hotel, $1.1 million from the sale of the Sheraton Smithtown hotel and $1.0 million from the return of our preferred equity interest in MIP Lessee, L.P. In 2006, we contributed a total of $13.0 million for investments in four joint ventures and received a distribution of $15.3 million from the sale of the Sawgrass Marriott Resort & Spa and $0.5 million from our Doral Tesoro joint venture. Distributions which are a return of our investment in the joint venture are recorded as investing cash flows while distributions which are a return on our investment are recorded as operating cash flows.

•	We spent an additional $4.4 million on property and equipment in 2006, which is primarily related to improvements at our owned hotels and general corporate additions. We also spent $0.5 million in 2006 for the Twelve Oaks acquisition.

Financing Activities — The increase in cash used by financing activities is primarily due to net repayments on long-term debt of $13.8 million in the first nine months of 2006, compared to net borrowings on long-term debt of $0.8 million in the first nine months of 2005. Our additional borrowings in 2005 related to the purchase of the Hilton Concord hotel, while the repayments in 2006 were made from the cash provided by operating activities. We also drew down an additional $5.0 million from our Credit Facility in 2006 related to the purchase of the Hilton Garden Inn Baton Rouge Airport. In 2005, we also paid financing fees of $3.6 million in connection with the refinancing of our Credit Facility, while in 2006, we received proceeds of $2.8 million from the issuance of approximately 683,000 common shares from the exercise of stock options.

Liquidity — Our known short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities and costs associated with potential acquisitions and continuing our growth strategy. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of September 30, 2006, we were in compliance with all financial covenants under our Credit Facility.

We will continue to implement our growth strategy by seeking acquisitions of wholly-owned and joint venture interests in hotel properties, such as our three joint venture investments and acquisition of the Hilton Garden Inn Baton Rouge Airport during the second quarter of 2006. The joint venture investments were funded with cash on hand, while the Hilton Garden Inn Baton Rouge Airport was financed with cash on hand and a $5.0 million draw on our Credit Facility. In October 2006, we acquired our fourth wholly-owned property, the Hilton Arlington. We financed the purchase through borrowings of $24.7 million, in a non-recourse mortgage loan. The remaining purchase price was funded through the use of a credit for termination fees due to us from Blackstone for hotels sold up through October 1, 2006. After this acquisition, we continued to be in compliance with all financial covenants under our Credit Facility.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders. In addition, we have certain limitations under our senior credit facility that could limit our ability to make future investments without the consent of our lenders. We expect to use additional cash flows from operations and amounts available under the Credit Facility to pay required debt service, income taxes and make planned capital purchases for our wholly-owned hotels and corporate housing. We may also seek to raise additional funding for future investments and growth opportunities by raising additional debt or equity from time to time based on the specific needs of those future investments.

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

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of September 30, 2006, based on those financial tests, borrowings under the revolving Credit Facility bore interest at the 30-day LIBOR rate plus 325 basis points (a rate of 8.63% per annum) and borrowings under the term loan bore interest at the 30-day LIBOR plus 450 basis points (a rate of 9.88% per annum). We incurred interest expense of $1.6 million and $4.5 million on the Credit Facility for the three and nine months ended September 30, 2006, respectively, and $1.5 million and $4.5 million for the three and nine months ended September 30, 2005, respectively. We have repaid $3.8 million of the term loan in 2006 leaving $41.8 million outstanding as of September 30, 2006. We have $10.5 million outstanding under our revolving loan, leaving approximately $44.5 million of availability.

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

Mortgage Debt — In October 2006, we entered into a $24.7 million non-recourse mortgage loan to finance the acquisition of the Hilton Arlington hotel. We are required to make interest-only payments until the loan matures in November 2009, with the option for two one-year extensions. The loan bore interest at the 30-day of LIBOR rate plus 135 basis points (rate of 6.73% per annum at September 30, 2006).

In February 2005, we entered into a $19.0 million non-recourse mortgage loan to finance the acquisition of the Hilton Concord hotel. We are required to make interest-only payments until the loan matures in March 2008, with the option for two one-year extensions. The loan bore interest at the 30-day of LIBOR rate plus 225 basis points

(rate of 7.63% per annum at September 30, 2006). We incurred interest expense on the loan of $0.4 million and $1.0 million for the three and nine months ended September 30, 2006, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk except for an interest rate cap agreement that was entered into in conjunction with our mortgage loan associated with the purchase of the Hilton Arlington in October 2006. The $24.7 million, three-year interest rate cap agreement is designed to protect against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 7.25% and is scheduled to mature on November 19, 2009. The 30-day LIBOR rate, upon which our debt and interest rate cap agreements are based on, increased from 4.44% per annum as of December 31, 2005 to 5.38% per annum as of September 30, 2006.

Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2006 respectively, and by $0.2 million and $0.7 million for the three and nine months ended September 30, 2005, respectively.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our chief executive officer, chief financial officer, and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

(a) Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3	.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated September 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3	.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3	.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3	.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8- A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.2		Preferred Share Purchase Rights Agreement, dated July 23,1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4	.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4	.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4		Registration Rights Agreement, dated September 30, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended June 30, 1999).
10	.6*	Purchase and Sale Agreement between Alcor Holdings, LLC, an affiliate of The Blackstone Group, and Interstate Arlington, LP, dated September 11, 2006, for the purchase of the Hilton Arlington.
31	.1*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31	.2*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32	*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

By:	/s/ Bruce A. Riggins
Bruce A. Riggins
Chief Financial Officer

Dated: November 9, 2006