Form 10-K
period 2006-12-31
INTERSTATE HOTELS & RESORTS INC
filed 2007-03-16
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐ Yes  ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was $188,859,810 (based on the closing sale price of $9.29 on June 30, 2006 as reported by the New York Stock Exchange). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that such person is an “affiliate” of the registrant. The number of shares of common stock outstanding at March 1, 2007 was 31,577,277.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III. We expect to file our proxy statement on or about April 28, 2007.

INTERSTATE HOTELS & RESORTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2006

INDEX

PART I

ITEM 1.	BUSINESS

Overview

We are one of the largest independent U.S. hotel management companies not affiliated with a hotel brand, measured by number of rooms under management. We have two reportable operating segments: hotel management and hotel ownership (through whole-ownership and joint ventures). A third reportable segment, corporate housing, was disposed of on January 26, 2007, with the sale of BridgeStreet Corporate Housing Worldwide, Inc. and its affiliated subsidiaries, which we refer to as “BridgeStreet.” Each segment is managed separately because of its distinct products and services. For financial information about each segment, see Note 10 to our consolidated financial statements.

In our hotel management segment, we generate revenues from fees we receive for managing a portfolio of upscale, full-service and premium, select-service hospitality properties. We also generate revenues by providing ancillary services in the hotel, resort, conference center and golf markets. The ancillary services we provide include insurance and risk management services, purchasing and project management services, information technology and telecommunications services, and centralized accounting services. Our hotel ownership segment includes our whole ownership hotel properties as well as our minority interest joint venture investments in hotel properties, which allow us to participate in the appreciation of the hotels we manage.

Our portfolio of managed properties is diversified by brand, franchise and ownership group. We manage hotels represented by more than 30 franchise and brand affiliations in addition to managing 16 independent hotels. Our managed hotels are owned by more than 50 different ownership groups, including individual investors, institutional investors, investment funds, such as Cornerstone Real Estate, private equity firms, such as The Blackstone Group, and public real estate investment trusts, or “REITs”, such as Equity Inns, Inc. and Sunstone Hotel Investors, Inc.

As of December 31, 2006, we managed 223 hotel properties and four ancillary service centers (which consist of a conference center, spa facility and two laundry centers), with 50,199 rooms in 39 states, the District of Columbia, Canada and Russia. We owned four hotel properties (and acquired a fifth on February 8, 2007) and held non-controlling equity interests in 11 joint ventures, which own or hold ownership interests in 17 of our managed properties. We also had 2,910 apartments under lease and 307 units under management in the United States, France and the United Kingdom through our BridgeStreet corporate housing division, which was sold on January 26, 2007 and is presented as part of discontinued operations in this report.

In this report, we use the terms “we”, “our”, “us”, “Interstate” and the “Company” to refer to Interstate Hotels & Resorts, Inc. We were formed on August 3, 1998, as MeriStar Hotels & Resorts, Inc., when we were spun off by CapStar Hotel Company, which then changed its name to MeriStar Hospitality Corporation, which we refer to as “MeriStar”. We then became the lessee and primary manager of all of MeriStar’s hotels at the time of the spin-off. On January 1, 2001, in connection with the implementation of new REIT tax laws that permit subsidiaries of a REIT to lease the real estate it owns, we assigned the leases on each of the properties we were leasing from MeriStar to taxable REIT subsidiaries of MeriStar and entered into management contracts with those subsidiaries for each of the hotels owned by MeriStar.

On July 31, 2002, we merged with Interstate Hotels Corporation, which we refer to as “Old Interstate,” and were renamed Interstate Hotels & Resorts, Inc. The transaction was a stock-for-stock merger of Old Interstate into us, in which Old Interstate stockholders received 4.6 shares of our common stock for each equivalent share of Old Interstate. Our stockholders continued to own the same number of shares in new Interstate following the merger. Immediately after the merger, we effected a one-for-five reverse split of our common stock. The merger was accounted for as a reverse acquisition, with Old Interstate as the accounting acquirer, and us as the surviving company for legal purposes under our new name of Interstate Hotels & Resorts, Inc.

Hotel Management
The hotels we manage are primarily located throughout the United States, including most major metropolitan areas and rapidly growing secondary cities. We also currently manage three hotels in Moscow, Russia and one hotel in Canada. Our managed hotels include hotels operated under more than 30 nationally and internationally recognized brand names including Marriott, Hilton, Sheraton, Westin, Radisson, Doubletree, Embassy Suites, Wyndham, and Hampton Inn.

We manage properties primarily within the upscale, full-service and premium, select-service sectors, and provide related management services for the owners of both sectors. We believe the combination of these two sectors provides us with a balanced mix of managed assets. The two sectors attract a wide variety of potential customers, including both business and leisure travelers. Our size, as one of the largest independent managers of hotels, allows us to provide systems and services to owners on a broad scale, capitalizing on the extensive experience of our corporate operations, sales and support personnel. We believe our independence from any one brand affiliation provides us the opportunity to be more flexible operationally and to have our interests more closely aligned with those of the hotel owners for which we manage.

Hotel Ownership
We believe investments in hotels through joint ventures and selective whole-ownership is a key component to our strategic growth. As of March 1, 2007, we owned four full-service hotels and one select-service hotel, as well as equity interests in 17 hotels located throughout the United States through 11 joint ventures. Our joint venture investments in hotels, which range from 5% to 50%, enable us to secure longer term management contracts, further align our interests in the hotels that we manage with owners, as well as provide us the opportunity to participate in the potential asset appreciation of these properties. We pursue whole-ownership opportunities when we believe our knowledge of the hotel, or the market in which it operates, will allow us to significantly increase the current value of the hotel. We accomplish this by making prudent capital improvements to the hotel and implementing our management strategies.

Corporate Housing
We provided short and long-term corporate housing leases and apartment management within 15 major markets in the United States, as well as internationally in London and Paris, through the BridgeStreet®brand name in the extended corporate stay industry. In most cases, we obtained apartment leases within these markets and then sub-leased to our customers on a short-term basis. We provided high quality, fully furnished accommodations to individual and corporate customers.

On January 26, 2007, we sold BridgeStreet to an affiliate of Sorrento Asset Management, an Ireland-based company, for approximately $40.5 million in cash. For a period of one year following the sale, we have agreed to indemnify the purchaser and its affiliates from, and against, any and all losses asserted against or incurred as a result of our breach of any representation, warranty, covenant, or agreement made in connection with the sale; any transaction expenses incurred by BridgeStreet in connection with the sale; any legal or government action with respect to actions or inactions concerning employment matters of BridgeStreet prior to the sale and any withdrawal liability with respect to a “multiemployer plan” (as defined in Section 3(37) of ERISA) arising under Title IV of ERISA solely as a result of any of the BridgeStreet companies having been our ERISA affiliate. The purchase price is subject to a post-closing adjustment based on the calculation of the difference between actual values for working capital, indebtedness and transaction expenses of BridgeStreet on the one hand, and estimates for such values made prior to the closing date of the sale, on the other hand. Such a calculation is to be made within 90 days of the closing date of the sale. We expect to redeploy the proceeds from this sale into investments in hotel real estate through wholly-owned acquisitions and joint ventures.

Financial information by reportable segment as of December 31, 2006, and for the three fiscal years then ended appears in our Consolidated Financial Statements included in Item 8 of this report.

Business Strategy
In 2007, we re-defined our business strategy. Through the disposition of our corporate housing business segment, management can now focus solely on the hotel industry. We believe this strategic focus will enhance our overall long-term growth by allowing us to deploy all of our resources and expertise to our core area of operations. Our overall strategy to grow our core business in the hotel industry is to recruit and maintain a high quality management team, follow a disciplined investment philosophy, and provide “best in class” service to our customers and owner groups. We believe this strategy will, in turn, provide strong long-term growth opportunities for our stockholders.

Hotel Management

Our principal operating objectives in our hotel management segment are to generate higher revenue per available room, or RevPAR, control costs and increase the net operating income of the hotels we manage, while providing our guests with high-quality service and value. We believe that skilled management is the most critical element in maximizing revenue and cash flow in properties. Our senior hotel management team has successfully managed hotels in all sectors of the lodging industry. We attribute our management success to our ability to analyze each hotel as a unique property and to identify specific opportunities for RevPAR growth, as well as cash flow growth, available at each hotel. The challenging operating cycles that the hospitality industry encounters make our breadth and depth of experience and application of sound strategies even more valuable to the owners of the hotels we manage.

Our corporate office associates implement financing and investment activities and provide services to support and monitor our on-site hotel operations and executives. Each of our disciplines, including hotel operations, sales and marketing, human resources, food and beverage, technical services, information technology, development, risk management, legal and corporate finance, is staffed by an experienced team with significant expertise in their respective area. These departments support the hotel executives and their day-to-day activities by providing online, real-time financial reporting and review; accounting and budgeting services; sales and revenue management; cost controls; property management tools and other resources that we create, maintain and deliver efficiently and effectively using our centralized corporate office resources.

Key elements of our management programs include the following:

•	Comprehensive Budgeting and Monitoring — Our operating strategy begins with an integrated budget planning process. The budget is implemented by individual property-based managers and monitored by our corporate office. Our corporate office personnel work with the property-based managers to set targets for cost and revenue categories at each of the properties. These targets are based on historical operating performance, planned renovations, planned targeted marketing, operational efficiencies, forecasted economic indicators and local market conditions. Through effective and timely use of our comprehensive online, real-time financial information and reporting systems, we are able to monitor actual performance efficiently. As a result, we can rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to maximize revenue yield.

•	Targeted Sales and Marketing — We employ a systematic approach toward identifying and targeting demand segments for each property in order to maximize market penetration. Our corporate office team and our property-based managers divide these segments into smaller sub-segments and develop tailored marketing plans to drive market penetration in each sub-segment. We support each property’s local sales efforts with corporate office sales executives who develop and implement new marketing programs, and monitor and respond to specific market needs and preferences. We use revenue yield management systems to manage each property’s use of the various distribution channels in the lodging industry. Those channels include franchisor reservation systems and toll-free numbers, websites, travel agent and airline global distribution systems, corporate travel offices and office managers and convention and visitor bureaus. Our controlled access to these channels enables us to maximize revenue yields on a day-to-day basis. We recruit sales teams locally and their incentive-based compensation is based on revenue produced.

•	Strategic Capital Improvements — We, and the owners of the properties we manage, plan renovations primarily to enhance a property’s appeal to targeted market segments. These improvements are designed to attract new customers and generate increased revenue and cash flow as well as ensure compliance with brand standards imposed by the hotel brands associated with our managed hotels. For example, in many of our properties, the banquet and meeting spaces have been renovated, and guest rooms have been upgraded with high speed internet access and comfortable work spaces to better accommodate the needs of business travelers so we can increase average daily rates, or ADR. We base recommendations on capital spending decisions on both strategic needs and potential rate of return on a given capital investment. While we provide project management services for many capital improvement projects through our purchasing, construction and design subsidiary, the owners of the properties are responsible for funding capital expenditures.

•	Strategic Use of Brand Names — We believe the selection of an appropriate franchise brand is essential in positioning a hotel property optimally within its local market. We select for the properties we own, or work with the owner to select for the properties we manage, brands based on local market factors such as local presence of the franchisor, brand recognition, target demographics and efficiencies offered by franchisors. We believe our solid relationships with all of the major hotel franchisors place us in a favorable position when dealing with those franchisors and allow us to assist our owners in negotiating favorable franchise agreements with franchisors. We believe our ability to acquire additional management contracts will further strengthen our relationship with franchisors. While we provide market analysis and other strategic support data, the owners of the properties are responsible for deciding upon and implementing a specific brand.

The following chart summarizes information on the national franchise affiliations of the properties we managed as of December 31, 2006:

	Guest		% of
Franchise	Rooms	Hotels	Rooms

Marriott®	6,471	21	12.9%
Sheraton®	5,295	17	10.6%
Hilton®	4,957	17	9.9%
Hampton Inn®	4,044	31	8.1%
Residence Inn by Marriott®	3,673	24	7.3%
Crowne Plaza®	2,421	7	4.8%
Courtyard by Marriott®	2,369	14	4.7%
Holiday Inn®	2,348	11	4.7%
Westin®	2,049	3	4.1%
Doubletree®	1,795	5	3.6%
Radisson®	1,763	6	3.5%
Wyndham®	1,384	4	2.8%
Embassy Suites®	1,274	5	2.5%
Hilton Garden Inn®	1,015	7	2.0%
Homewood Suites®	736	5	1.5%
Doral®	571	2	1.1%
Four Points by Sheraton®	570	3	1.1%
Renaissance®	548	1	1.1%
Holiday Inn Express®	450	4	0.9%
Comfort Inn®	357	3	0.7%
Country Inn and Suites®	312	2	0.6%
Amerisuites®	279	2	0.6%
Economy Inn and Suites®	271	1	0.5%
Hawthorne Suites®	270	1	0.5%
Ramada Inn®	266	2	0.5%
Best Western®	250	3	0.5%
Holiday Inn Select®	189	1	0.4%
La Quinta Inn and Suites®	148	1	0.3%
Comfort Suites®	119	1	0.2%
Staybridge Suites®	108	1	0.2%
Quality Inn®	91	1	0.2%
Fairfield Inn by Marriott®	90	1	0.2%

Total — Franchise Affiliations	46,483	207	92.6%
Independent	3,716	16	7.4%

Total	50,199	223	100.0%

•	Emphasis on Food and Beverage — We believe popular food and beverage concepts are a critical component in the overall success of a full-service hospitality property. We utilize the corporate resources of our food and beverage operations to create programs which generate local awareness of our hotel facilities, to improve the profitability of our hotel operations, and to enhance customer satisfaction. We are committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. We have developed several proprietary restaurant concepts such as “The Oakroom,” a locally renowned restaurant at The Seelbach Hilton, located in Louisville, KY. We have also successfully placed national food franchises such as the Regatta Restaurant & Bar®, Pizza Hut®, Starbuck’s Coffee® and “TCBY”® in several of our hotels. We believe popular food concepts will strengthen our ability to attract business travelers and group meetings and improve the name recognition of our properties.

•	Commitment to Service and Value — We are dedicated to providing consistent, exceptional service and value to our customers. We place significant corporate attention on maintaining guest satisfaction scores in accordance with the standards of the various brands, so our scores are consistently above relevant standards. We conduct employee training programs to ensure high-quality, personalized service. We have created and implemented programs to ensure the effectiveness and uniformity of our employee training through our centralized human resources department at our corporate office. Our practice of tracking customer comments through guest comment cards, and the direct solicitation of guest opinions regarding specific items, allows us to target investments in services and amenities at each hotel across our portfolio. Our focus on these areas has enabled us to attract business.

•	Purchasing — We have invested extensive resources to create efficient purchasing programs that offer the owner of each of the hotels we manage quality products at very competitive pricing. These programs are available to all of the properties we manage. While participation in our purchasing programs is voluntary, we believe they provide each of our managed hotels with a distinct competitive and economic edge. In developing these programs, we seek to obtain the best pricing available for the quality of item or service being sourced in order to minimize the operating expenses of the properties we manage.

•	Business Intelligence — We employ real-time, web-based reporting systems at each of our properties and at our corporate office to monitor the daily financial and operating performance of each of the properties. We have integrated information technology services through networks at many of the properties. We utilize information systems that track each property’s daily occupancy, average daily rates, and revenue from rooms, food and beverage, as well as quality improvement initiatives and brand standard assurance programs. By having current property operating information available on a timely basis, we are better able to respond quickly and efficiently to changes in the market of each property.

Hotel Ownership

In 2005, we purchased the 329-room Hilton Concord located in the East Bay area of San Francisco, California and the 195-room Hilton Durham near Duke University, both of which are full-service hotels. In 2006, we purchased the 131-room Hilton Garden Inn Baton Rouge Airport, a select-service hotel in Louisiana and the 308-room Hilton Arlington, a full-service hotel in Texas. In February 2007, we purchased the 297-room Hilton Houston Westchase, a full-service hotel in Texas.

The following table provides information relating to our real estate investments as of December 31, 2006.

	Number	Our Equity
Name	of Rooms	Participation

Wholly-Owned Hotels:
Hilton Concord	329	100.0%
Hilton Durham	195	100.0%
Hilton Garden Inn Baton Rouge	131	100.0%
Hilton Arlington	308	100.0%

Total Hotel Rooms — Owned Hotels	963

	Number	Our Equity
Name	of Rooms	Participation

Joint Venture Investments:
CNL IHC Partners, L.P.		15.0%
Courtyard Hartford/Manchester	90
Hampton Inn Houston Galleria	176
Residence Inn Hartford/Manchester	96
RQB Resort/Development Investors, LLC		10.0%
Sawgrass Marriott Resort and Spa	508
CapStar Hallmark Company LLC		50.0%
Crowne Plaza St. Louis Riverfront	440
Orchard Park Associates, L.P.		5.0%
Comfort Suites Norwich	119
Campus Associates, L.P.		12.5%
Nathan Hale Inn & Conference Center	99
Amitel Holdings, LLC		15.0%
Residence Inn Beachwood	174
Residence Inn Cleveland Airport	158
Residence Inn Cleveland Downtown	175
Residence Inn Independence	118
Residence Inn Mentor	96
Residence Inn Westlake	104
True North Tesoro Property Partners, L.P.		15.9%
Doral Tesoro Hotel & Golf Club	286
Cameron S-Sixteen Hospitality, LLC		10.9%
Hotel 43 (formerly the Statehouse Inn)	112
Cameron S-Sixteen Broadway, LLC		15.7%
Boise Courtyard by Marriott	162
Middletown Hotel Associates, L.P.		12.5%
Inn at Middletown	100
IHR Greenbuck Hotel Venture, LLC(1)	—	15.0%

Total Hotel Rooms — Joint Venture Investments	3,013

(1)	Room number is not listed since this joint venture is in the process of developing hotels.

Our plan is to continue to expand our portfolio of owned hotels, resorts and conference centers through investments in joint ventures and selective whole-ownership opportunities. Our joint venture investment strategy is designed, in part, to secure additional full-service and select-service management contracts. We attempt to identify properties that are promising acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through our vast network of industry contacts, coupled with our due diligence process, we seek to select those acquisition targets where we believe that selected capital improvements and focused management will increase the property’s ability to attract key demand segments, demonstrate better financial performance, and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and planned operation. These plans serve as the basis for our expansion decisions and guide subsequent renovation and operating plans.

We seek to invest in properties that meet the following market and hotel criteria:

General Market Criteria

•	Economic Growth — We focus on metropolitan areas that are approaching, or have already entered, periods of economic growth. Such areas generally show above average growth in the business community as measured by job creation rates, population growth rates, tourism and convention activity, airport traffic volume, local commercial real estate occupancy, and retail sales volume. Markets that exhibit above average growth in these metrics typically have strong demand for hotel facilities and services.

•	Supply Constraints — We seek lodging markets with favorable supply dynamics for property owners. These dynamics include an absence of significant new hotel development and barriers to future development such as zoning constraints, the need to undergo lengthy local development approval processes, and a limited number of suitable sites.

•	Geographic Diversification — We seek to maintain a geographically diverse portfolio of properties to offset the effects of regional economic cycles. We will look to expand into international markets as opportunities arise that meet our investment criteria.

Specific Hotel Criteria

•	Location and Market Appeal — We seek to invest in hotels situated near both business and leisure centers that generate a broad base of demand for hotel accommodations and facilities. These demand generators include airports, convention centers, business parks, shopping centers and other retail areas, sports arenas and stadiums, major highways, tourist destinations, major universities and cultural and entertainment centers with nightlife and restaurants. The confluence of nearby business and leisure centers will enable us to attract both weekday business travelers and weekend leisure guests. Attracting a balanced mix of business, group and leisure guests to the hotels helps to maintain stable occupancy rates and high ADR.

•	Size and Facilities — We seek to invest in additional select-service hotels with 100 to 200 guest rooms and full-service hotels with 200 to 500 guest rooms, which include accommodations and facilities that are, or can be made, attractive to key demand segments such as business, group and leisure travelers. These facilities typically include upscale guest rooms, food and beverage facilities, extensive meeting and banquet space, and amenities such as health clubs and swimming pools.

•	Potential Performance Improvements — We target under-performing hotels where intensive management and selective capital improvements can increase revenue and cash flow. These hotels represent opportunities to improve property performance by implementing our systematic management approach and targeted renovations.

We expect that our contacts and relationships throughout the lodging industry will continue to provide us with a competitive advantage in identifying, evaluating and investing in hotels that meet our criteria. We have a record of successfully managing the renovation and repositioning of hotels in situations with varying levels of service, room rates and market types. We plan to continue to manage such renovation and repositioning programs as we invest in hotels, resorts and conference centers.

Asset Management

We believe we can maximize the value of our hotel portfolio through aggressive asset management. We continue to evaluate key performance indicators against established benchmarks and historical performance to ensure that an appropriate level of assistance is provided to our managers to maximize opportunities at each asset/property. Areas of focus include enhancing revenue management for rooms, food and beverage and other services, reducing operating and overhead expenses and identifying operating efficiencies through the benchmarking process, all of which improve the long-term profitability of the hotel. We also continuously focus on the guest satisfaction measurement process to ensure that we maintain a balance of profitability and guest satisfaction, further enhancing the long-term asset value of our portfolio.

Our asset management and development departments work closely with our managers in overseeing capital expenditure budgets to ensure that our hotels are in good physical condition, highly competitive in the market and compliant with brand standards. We also work with our managers to ensure that renewal and replacement expenditures are efficiently spent to maximize the profitability of the hotel. In addition, we pursue opportunities to enhance asset value by completing selective capital improvements outside the scope of the typical renewal and replacement capital expenditures. These capital improvements may include converting under-utilized space to alternative uses, building additional guest rooms, recreational facilities, meeting space or exhibit halls, and installing energy management systems and increasing energy efficiency wherever possible. When appropriate, we also consider the complete repositioning of a hotel in a given market, which often includes a complete renovation of guest rooms, meeting rooms and public space modifications, and can also include a change in brand and name.

Corporate Housing

We acquired BridgeStreet in May 2000. Through BridgeStreet, we provided corporate housing services in metropolitan markets located in the United States, the United Kingdom and France. As of December 31, 2006, our BridgeStreet corporate housing division had 2,544 apartments under direct leases and 366 corporate housing units rented through other network partners. We also had apartment management agreements covering 307 apartments in the United Kingdom. Through our BridgeStreet brand, we offered high-quality, fully furnished one-, two- and three-bedroom accommodations.

On January 26, 2007, we sold BridgeStreet to an affiliate of Sorrento Asset Management, an Ireland-based company, for approximately $40.5 million in cash. We expect to redeploy the proceeds from this sale into investments in hotel real estate through wholly-owned acquisitions and joint ventures. The operations of our corporate housing segment are reported as discontinued operations in our consolidated statement of operations for all periods presented, and the assets and liabilities are presented as held for sale on our consolidated balance sheet as of December 31, 2006.

Relationship with MeriStar/Blackstone

On February 21, 2006, MeriStar announced that it had entered into a definitive agreement to be acquired by The Blackstone Group. The acquisition closed in May 2006. Our management agreements for the 44 hotels Blackstone acquired as a result of the transaction were not affected by the transaction, and the Blackstone entities have and will have the same rights and duties (including with respect to budget setting, asset management and termination) as MeriStar did under those contracts. Throughout the remainder of 2006, Blackstone took over management or sold seven properties, one of which was the Hilton Arlington, which we acquired in October 2006, and one of which we continue to manage under a long-term management contract with the new owner. The total management fees for all MeriStar/Blackstone properties (including $3.2 million of business interruption proceeds) accounted for $20.3 million, or 27.0%, of management fees in 2006. At December 31, 2006, we managed 37 properties for Blackstone. As of March 1, 2007, Blackstone has disposed of four additional hotels, one of which was the Hilton Houston Westchase, which we acquired in February 2007, and another of which we continue to manage with the new owner. Based on our discussions with Blackstone and its dispositions to date, we believe that Blackstone’s intention is to sell most of the remaining 33 properties within five years. Due to this information, we have revised the amortization period of our management contract intangible assets for these properties to approximately four years, which corresponds to the end of the initial management contracts.

During August 2006, we entered into an amendment to our master fee agreement with Blackstone. The amendment allowed Blackstone to transition three properties from management by us without the sale of the property. In exchange, we received the right to preclude Blackstone from substituting any future management agreements given to us to reduce or offset its currently payable termination fees for hotels that had been sold as of August 2006. The amendment removed all contingencies related to the receipt of the agreed upon termination fee payments due from Blackstone. As a result, we recognized, on a present value basis, the $15.1 million of termination fees due to us as of the date of the amendment. During 2006, we recorded a total of $24.3 million in termination fees related to hotels sold by either Blackstone or by MeriStar during their period of ownership.

The total base management fee for each of the hotels we manage for Blackstone is 2.5% of total hotel revenue. However, with incentive fees, we have the potential to earn up to 4% of total revenues. The total base and incentive fee revenue in 2006 was 2.65% of total hotel revenue. The management agreements have initial terms of 10 years (to expire in December 2010), with three renewal periods of five years each. A renewal will go into effect unless we elect not to renew the agreement. Blackstone may terminate a management agreement for a hotel upon sale or if the hotel is destroyed and not rebuilt after a casualty. In the event of termination, Blackstone will be required to pay us termination fees (as described in the bullet points below).

Blackstone also has the right to terminate a management agreement if certain performance standards at the hotel are not met in consecutive calendar years. If a management agreement is terminated for this reason, Blackstone is not required to pay a termination fee. In addition, as described below, Blackstone has additional termination rights in connection with the termination of our intercompany agreement in 2004. We do not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary of Blackstone. A change in control of our Company would require Blackstone’s consent.

Termination of Intercompany Agreement
We and MeriStar historically had a close operating relationship under the terms of our intercompany agreement signed at the time of our spin-off from CapStar. Effective July 1, 2004, we and MeriStar agreed to terminate the intercompany agreement. We believe the termination of the intercompany agreement was an important step in our efforts to pursue our strategy of increasing our investment in hotels and resorts as we were able to pursue real estate investment opportunities without first having to offer the opportunity to MeriStar/Blackstone. In connection with the termination of the intercompany agreement, we agreed to modify the management agreements under which we managed the MeriStar hotels. The modifications also apply to our agreements that were formerly with MeriStar, which have been taken over by Blackstone. The modifications were as follows:

•	MeriStar/Blackstone may terminate management agreements each year representing up to 600 rooms with the payment of a one-time termination fee equal to 18 months of management fees and, if all 600 rooms are not terminated in a given year, the remaining portion of the 600 rooms may be carried over to the subsequent year;

•	MeriStar/Blackstone may terminate a management agreement if we make an investment in a hotel that is in the competitive set of any MeriStar/Blackstone hotel (provided that the termination request occurs between 12 and 18 months following the date of our investment); and

•	We will calculate the termination fees based upon an average of the present value of remaining estimated management fees due to us under the remaining life of the contract: (a) discounted as annual payments and (b) discounted based on a lump sum payment at the end of the contract term. The remaining life under the current contract is approximately four years. Upon renewal, termination fees will calculate from the remaining life of the renewal period. The period during which termination fees are paid (other than as described in the first bullet point above) is extended from 30 months to 48 months and MeriStar/Blackstone may reduce the termination fee by providing a new hotel for us to manage to replace the terminated hotel within 30 months. We also agreed to provide MeriStar/Blackstone with a $2.5 million credit against termination fees owed for hotels to be sold, all of which had been utilized as of December 31, 2005.

See “Risk Factors — Risk Factors Related to Our Business — Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners, potentially impacting our results of operations materially” and “— A large percentage of our managed properties are owned by a small group of owners, which could result in the loss of multiple management agreements in a short period.”

Relationships with Other Significant Owners

In October 2004, we entered into a Stock Purchase Agreement with Sunstone Hotel Investors, which we refer to as “Sunstone REIT,” to acquire Sunstone Hotel Properties, which we refer to as “Sunstone,” a hotel management company. In connection with the acquisition, Sunstone entered into new management contracts with respect to 52 hotels and two ancillary service centers previously managed by Sunstone, 50 of which were owned by Sunstone REIT and its affiliates. The management agreements have an initial term of 20 years, with two extensions of five years each. As of December 31, 2006, our Sunstone subsidiary managed 37 hotels and two ancillary service centers, which accounted for 9,650 rooms, or 19.2% of our total managed rooms. The Sunstone properties accounted for $10.0 million, or 13.3% of total management fees in 2006.

As of December 31, 2006, Sunstone REIT was allowed to terminate management agreements each year representing up to 300 rooms, which can be carried over if not used in the current year, up to a maximum carryover of 1,600 rooms. Aside from this room credit, Sunstone REIT would be required to pay us 150% of annual management fees as a termination fee if a contract is terminated prior to the end of its initial term. If all of the remaining 37 contracts were terminated as of December 31, 2006, Sunstone REIT would owe us between $10 million and $12 million in termination fees.

As of December 31, 2006, we managed three hotels in Moscow for a single owner. The management agreements expire between 2022 and 2024. If these contracts were terminated prior to the end of their initial term, we would be due termination fees. These hotels accounted for 12.7% of total management fees in 2006. We have signed a management contract to manage an additional hotel for this owner, which is expected to commence in late 2007.

Intellectual Property and Franchises

We employ a flexible branding strategy based on each particular managed hotel’s market environment and other unique characteristics. Accordingly, a majority of our managed properties operate under various national trade names pursuant to licensing arrangements with national franchisors.

Generally, the third-party owners of our hotels, rather than us, are parties to the franchise agreements permitting the use of the trade names under which the hotels are operated. We are a party, however, to certain franchise agreements with Marriott and with Hilton for the hotels we wholly-own. In the case where we are not the owner of the hotels, the hotel owners are required to reimburse us for all costs incurred in connection with these franchise agreements. Our franchise agreements to use these trade names expire at varying times, generally ranging from 2007 to 2021. We have registered with the United States Patent and Trademark Office the trademarks “BridgeStreet®”, “Colony®” and “Doral®”, used in our business. We utilize these trademarks in connection with managing hotels and our corporate housing business. We do not believe that the loss or expiration of any or all of our trademarks would have a material adverse effect on our business. The registrations for our marks expire at varying times, generally ranging from 2007 to 2015. Our “BridgeStreet®” trademark was transferred with the disposition of our corporate housing segment in January 2007.

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

We currently manage four properties internationally and have signed management contracts for an additional four international properties, which will commence in 2007 and 2008. There are risks inherent in conducting business internationally. These include employment laws and practices in foreign countries; tax laws in foreign countries, which may provide for tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions; unexpected changes in regulatory requirements or monetary policy; and other potentially adverse tax consequences.

Americans with Disabilities Act
Under the Americans with Disabilities Act, all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts of capital have been and continue to be invested by our owners in federally required upgrades to our managed hotel properties and units previously leased by BridgeStreet, a determination that we or our owners are not in compliance with the Americans with Disabilities Act could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We or our owners are likely to incur additional costs of complying with the Americans with Disabilities Act. Those costs, however, are not expected to have a material adverse effect on our results of operations or financial condition.

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

All of the hotels that we own and the majority of the hotels we manage have undergone Phase I environmental site assessments, which generally provide a non-intrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental consultant. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotel owner or others may be responsible. The Phase I assessments have not revealed, nor are we aware of, any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

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

We have also detected the presence of mold at one of our owned hotels and generally, we remediate the conditions as part of on-going routine maintenance. Many of the costs associated with remediation of mold may be excluded from coverage under our property and general liability policies, in which event we would be required to use our own funds to remediate. Further, in the event moisture infiltration and resulting mold is pervasive, we may not be able to rent rooms at that hotel, which could result in a loss of revenue. We can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination or exposure to hazardous substances such as asbestos, lead paint or black mold. In recent years, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been an increasing number of lawsuits against owners and managers of real property relating to the presence of mold. Damages related to the presence of mold are generally excluded from our insurance coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, which could have an adverse impact on our results of operations or financial condition.

Other Regulatory Issues Related to Corporate Housing
As a lessee of accommodations through our corporate housing segment, we believed our employees were either outside the purview of, exempted from or in compliance with laws in the jurisdictions in which we operated requiring real estate brokers to hold licenses. However, there can be no assurance that our position in any jurisdiction would be upheld if challenged or that any such jurisdiction will not amend its laws to require us and/or one or more of our employees to be licensed brokers.

In some of the jurisdictions in which BridgeStreet operated, we believed that we were not required to charge guests the sales and “bed” taxes that are applicable to establishments furnishing rooms to transient guests. We cannot provide assurance, however, that the tax laws in particular jurisdictions will not change or that a tax collection agency will not successfully challenge our position regarding the applicability of tax laws. We believe that we have substantially complied with the laws governing the collection and remission of such taxes in all jurisdictions where we were required to do so.

Although we sold BridgeStreet in January 2007, we may be required to indemnify the purchaser to the extent our policies during the time we owned it were found to not be in compliance with these regulations.

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

In addition, we compete for hotel management contracts against numerous competitors, many of which have more financial resources than us. These competitors include the management arms of some of the major hotel brands as well as independent, non-brand-affiliated hotel managers. See “Risk Factors — Risk Factors Related to Our Business — We face significant competition in the lodging industry and in the acquisition of real estate properties.”

Employees

As of December 31, 2006, we employed approximately 25,500 associates, of whom approximately 22,200 were compensated on an hourly basis. We are reimbursed for wages of hotel employees by the hotel owners. Some of the employees at 22 of our hotels are represented by labor unions. We believe that labor relations with our employees are generally good.

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

Website Access to Reports

We will make available, free of charge, access to our Annual Report on Form 10-K, Proxy Statement, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC through our home page at www.ihrco.com.

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

Risk Factors Related to Our Business

We encounter industry risks related to operating, managing and owning hotels that could cause our results of operations to suffer.

Various factors could adversely affect our ability to generate hotel revenues for our owned properties and management fees for our managed properties, which are based on hotel revenues. Our business is subject to all of the operating risks inherent in the lodging industry. These risks include, but are not limited to, the following:

•	changes in national, regional and local economic conditions;

•	cyclical overbuilding in the lodging industry;

•	varying levels of demand for rooms and related services;

•	competition from other hotels, resorts and recreational properties, some of which may have greater marketing and financial resources than we or the owners of the properties we manage have;

•	the creditworthiness of the owners of the hotels that we manage and the risk of bankruptcy by hotel owners;

•	uninsured property, casualty and other losses;

•	disruptions due to weather conditions and other calamities, such as hurricanes;

•	labor disturbances or shortages of labor;

•	the ability of any joint ventures in which we invest to service any debt they incur and the risk of foreclosure associated with that debt;

•	our ability to service debt;

•	present or future environmental laws and regulations;

•	dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;

•	decreases in air travel;

•	fluctuations in operating costs;

•	the effects of owners not funding recurring costs of operations, necessary renovations, refurbishment and improvements of hotel properties;

•	changes in technology which may lead to changes in business, commercial and leisure travel frequency and/or patterns;

•	fluctuations in demand resulting from threatened or actual acts of terrorism or hostilities;

•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs;

•	changes in interest rates and the availability of credit to us and owners of the hotels we manage; and

•	demographic, geographic or other changes in one or more markets could impact the convenience or desirability of the sites of some hotels, which would, in turn, affect the operations of those hotels.

We encounter industry-related risks related to our investments in and ownership of hotels and other real estate that could adversely impact its value to us.

In addition to the operating risks described above, with respect to hotels and real estate where we hold an ownership interest, we have the following additional risks:

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

Most of these factors will be beyond our control. As we expand through acquisition or development of real estate, the magnitude of these risks may increase. Any of these factors could have a material and adverse impact on the value of our assets or on the revenues that can be generated from those assets. In addition, due to the level of fixed costs required to operate upscale and select-service hotels, significant expenditures necessary for the operation of these properties generally cannot be reduced when circumstances cause a reduction in revenue.

The economy could adversely affect the performance of hotels and the retention of our existing hotel management agreements.

As the economy has continued to grow since 2004, increased hotel values have resulted in an increased rate of disposition by the owners of hotels we manage, which has led to the loss of management contracts. The loss of associated management contracts could have an adverse effect on our revenues to the extent we do not replace lost management contracts with new ones. If the economy again deteriorates, the economic slowdown may lead to an increased risk of bankruptcy by owners of hotels and/or foreclosures on the hotel properties, which may inhibit our ability to collect fees under our management agreements or may lead to their termination.

A large percentage of our managed properties are owned by a small group of owners, which could result in the loss of multiple management agreements in a short period.

A significant portion of our managed properties and management fees are derived from five owners. This group of owners represents 61.9% of our managed properties as of December 31, 2006 and 62.5% of our base and incentive management fees (including $3.2 million of business interruption proceeds) for the year ended December 31, 2006. Our portfolio of managed properties could be adversely impacted if any of these owners were acquired by another entity, sold their portfolio or entered into a property disposition plan. Due to the significant number of hotel purchase and sale transactions in the current market, the likelihood of one of these events occurring is more likely than in prior years. As of March 1, 2007, Blackstone owns 33 hotels that we manage, and it has stated that it intends to dispose of most of these properties within the next five years, which could result in the termination of those management agreements. In addition to lost revenues, the termination of management agreements could result in the impairment of intangible assets and goodwill. See “— Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners, potentially impacting our results of operations materially.”

If our revenues are negatively affected by one or more particular risks, our owned hotels operating margins could suffer.

We report operating revenues and expenses from our owned hotels; therefore, we are susceptible to changes in operating revenues and are subject to the risk of fluctuating hotel operating margins at those hotels. Hotel operating expenses include, but are not limited to, wage and benefit costs, energy costs, supplies, repair and maintenance expenses, utilities, insurance and other operating expenses. These operating expenses can be difficult to predict, resulting in unpredictability in our operating margins. Also, due to the level of fixed costs required to operate full-service hotels, we generally cannot reduce significant expenditures necessary for the operation of hotels when circumstances cause a reduction in revenue.

Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners, potentially impacting our results of operations materially.

If the owner of a property we manage disposes of the property or under certain management agreements, if specified performance standards at the hotel are not met, our management agreement may be terminated. Similarly, if an owner of properties we manage is acquired, the subsequent owner may terminate our management agreements. Although the management agreements with two of our most significant owners (Blackstone and Sunstone REIT) contain termination fee provisions, our management agreements with other owners generally have limited or no termination fees payable to us if a hotel is sold and the agreement is terminated. The termination of management contracts as a result of hotel dispositions or otherwise could therefore have an adverse effect on our revenues. As of December 31, 2006, approximately 82 of our management agreements had current terms scheduled to expire within two years. In addition, for certain of our owners, including Blackstone, we do not have the right to assign a management contract to an unrelated third party without prior written consent of the relevant hotel owner. A change in control of our Company would require the consent of these owners.

We are currently in discussions with Blackstone as to its plans for its 33 remaining hotels as of March 1, 2007. Although the termination of the relevant management agreements by Blackstone or by the new owners of those hotels would likely result in the payment of termination fees, it is expected that Blackstone will dispose of most of those hotels within the next five years. The termination of these management contracts would most likely result in the write-off of management contract intangible assets of approximately $16.7 million (assuming they were all terminated on January 1, 2007) and require an evaluation for potential impairment of our goodwill. These 33 hotels account for approximately 10,200 rooms and $11.1 million of management fees in 2006, or 20.3% of total rooms under management and 14.8% of total management fees in 2006. Therefore, the termination of the management agreements with respect to those hotels could have a material adverse effect on our hotel management revenues and our profitability.

A high percentage of the hotels we manage are upscale hotels so we may be particularly susceptible to an economic downturn, which could have a material adverse effect on our results of operation and financial condition.

Approximately 77.1% of the rooms our hotel management division manages are in hotels that are classified as upscale or upper-upscale hotels. These hotels generally command higher room rates. However, in an economic downturn, these hotels may be more susceptible to a decrease in revenues, as compared to hotels in other categories that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. Adverse changes in economic conditions could have a material adverse effect on our results of operations and financial condition.

Acts of terrorism, the threat of terrorism, the ongoing war against terrorism and other factors have impacted and will continue to impact the hotel industry and all hotel companies’ results of operations.

The threat of terrorism could have a negative impact on hotel operations, causing lower than expected performance, particularly in weak economic cycles. The threat of terrorism could cause a significant decrease in hotel occupancy and average daily rates and result in disruptions in business and leisure travel patterns due to concerns about travel safety. Future outbreaks of hostilities could have a material negative effect on air travel and on our business. In addition, increased security measures at airports or in major metropolitan areas may also cause disruptions to our operations.

During the past three years, we have experienced significant improvements in operating levels compared to periods more proximate to the September 11, 2001 terrorist attacks. However, the uncertainty associated with subsequent incidents and threats and the possibility of future attacks may continue to hamper business and leisure travel patterns. In addition, potential future outbreaks of Severe Acute Respiratory Syndrome, Avian Influenza or other contagious diseases and similar disruptive events could have a material adverse effect on our revenues and results of operations due to decreased travel and occupancy, especially in areas affected by the events.

We are dependent on the owners of the hotel properties we manage to fund operational expenditures related to those properties, and if such funds are untimely or not paid, we are required to bear the cost.

We incur significant expenditures related to the management of hotel properties, including salary and other benefit related costs and business and employee related insurance costs for which we are reimbursed by the hotel owners. In the normal course of business, we make every effort to pay these costs only after receiving payment from an owner for such costs. However, to the extent an owner would not be able to reimburse these costs, due to a sudden and unexpected insolvency situation or otherwise, we would be required to pay these costs directly until such time as we could make other arrangements. Although we would make every effort to eliminate these costs prior to the point at which an owner could not reimburse us and we would continue to pursue payment through all available legal means, our results of operations could be adversely affected if we were forced to bear those costs.

If we are unable to identify additional appropriate real estate acquisition or development opportunities and to arrange the financing necessary to complete these acquisitions or developments, our continued growth could be impaired.

We continually evaluate potential real estate development and acquisition opportunities. Any future acquisitions or developments will be financed through a combination of internally generated funds, additional bank borrowings from existing or new credit facilities or mortgages, public offerings or private placements of equity or debt securities. The nature of any future financing will depend on factors such as the size of the particular acquisition or development and our capital structure at the time of a project. We may not be able to identify appropriate new acquisition or development opportunities and necessary financing may not be available on suitable terms, if at all.

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

A significant factor in our strategic plan is the creation of joint ventures to acquire hospitality properties. The creation of joint ventures is a complicated process and the identification of suitable partners requires considerable effort. Should we be unsuccessful in creating joint ventures, our continued growth could be impaired.

We face significant competition in the lodging industry and in the acquisition of real estate properties.

There is no single competitor or small number of competitors that are dominant either in the hotel management or lodging business. We operate in areas that attract numerous competitors, some of which may have substantially greater resources than we or the owners of the properties that we manage have, including Marriott International, Inc., Starwood Hotel & Resorts Worldwide, Inc. and Hilton Hotels Corporation, among others. Competition in the lodging industry is based generally on location, availability, room rates, range and quality of services and guest amenities offered. New or existing competitors could lower rates; offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. Any of these factors could adversely affect operations and the number of suitable business opportunities. In addition, we compete for hotel management contracts against numerous other companies, many of which may have greater financial resources than we have. These competitors include the management divisions of the major hotel brands as well as independent, non-brand affiliated hotel managers.

We expect to acquire additional hotel properties from time to time. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and the risk that any actual costs for rehabilitating, repositioning, renovating and improving identified in the pre-acquisition process will exceed estimates. There is, and it is expected that there will continue to be, significant competition for acquisitions that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities. The continuing consolidation in the hotel industry may also reduce the availability of opportunities for us to acquire hotels. Our failure to make such acquisitions could have a material adverse effect on our ability to carry out our growth strategy.

Investing through partnerships or joint ventures decreases our ability to manage risk.

In addition to acquiring hotels and resorts directly, we have invested and expect to continue to invest in joint ventures. Joint ventures often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. As we generally maintain a minority ownership interest in our joint ventures, we are usually unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent.

The illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, the ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, hotel properties may not readily be converted to alternative uses if they were to become unprofitable due to competition, age of improvements, decreased demand or other factors. The conversion of a hotel to alternative uses would also generally require substantial capital expenditures. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements and as a result our ability to sell the property would be limited. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and results of operations.

Uninsured and underinsured losses could adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution, contagious diseases, such as the avian flu and Sever Acute Respiratory Syndrome (SARS), or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. In the event of a significant loss that is covered by insurance, our deductible may be high and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position in the damaged or destroyed property.

The insurance market has been adversely affected.

Large scale terrorist attacks and recent hurricanes have resulted in an increase in premiums and reductions in insurance coverage, especially for terrorism and catastrophic risks such as wind, flood and earthquakes. If we are unable to maintain insurance that meets the requirements of our lenders and franchisors, or if we are unable to amend or obtain waivers of those requirements, it could have a material adverse effect on our business.

We invest in a single industry and are therefore very susceptible to economic fluctuations in that industry.

Our current strategy is to acquire interests only in hospitality and lodging. As a result, we are subject to the risks inherent in investing in a single industry. The effects on cash available for distribution resulting from a downturn in the hotel industry may be more pronounced than if we had diversified our investments.

Our international operations expose us to additional risks, which, if we fail to manage them adequately, may adversely impact our results of operations.

Our management fees earned from hotels located outside of the United States were 13.4%, 11.5% and 12.0% of total management fees for 2006, 2005 and 2004, respectively. All of these management fees were paid in U.S. dollars. We are planning for our international presence to grow in 2007 as we have signed management agreements in place for the management of our fourth and fifth hotels in Moscow, as well as a hotel in Ireland and a hotel in Belgium. We expect to begin management of these properties in 2007 and 2008.

As we continue to grow our international presence, we are subject to various risks which include exposure to currency fluctuations, managing potential difficulties in enforcing contractual obligations and intellectual property rights, the burden of complying with a wide variety of laws and regulations, maintaining key personnel and the effects of potential and actual international terrorism and hostilities. We are particularly sensitive to any factors that may influence international travel. In addition, we cannot be certain of the effect that changing political and economic conditions could have on our international hotel operations and on our ability to collect on loans to third-party owners overseas. Furthermore, the success of our international operations depends on our ability to attract and retain qualified management personnel who are familiar not only with our business and industry but also with the local commercial practices and economic environment.

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

We are the brand franchisee of record for the hotels we own and for some of the hotels we have interests in or manage. In addition, with respect to hotels for which we are not the franchisee, we may sign a manager acknowledgment agreement with the franchisor that details some of our rights and obligations with respect to the hotel and references the hotel’s franchise agreement. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. Those limitations may conflict with our philosophy of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, at the discretion of the franchisor, and may restrict a franchisee’s ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require a hotel owner to incur significant expenses or capital expenditures. Action or inaction by us or by the owner of a hotel we manage could result in a breach of standards or other terms and conditions of the franchise agreements and could result in the loss or cancellation of a franchise license.

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

Costs of compliance with employment laws and regulations could adversely affect operating results.

Union contracts for hotel employees in several major markets will be up for renewal in 2007. Although under the terms of the management contracts the employees at our managed hotels are paid by the hotel owners, they are our employees in most cases. In addition, we have a significant number of employees working at our owned hotels. The failure to timely renegotiate the contracts that are expiring could result in labor disruptions, which could adversely affect our revenues and profitability. Labor costs could also escalate beyond our expectations and could have a material adverse effect on our operating margins.

In addition, for those hotels which we manage which are not currently unionized, there are ongoing attempts to unionize these properties. To the extent any of our non-unionized properties become unionized, our labor costs would most likely increase and have an adverse effect on our operating margins at our owned hotels.

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

All of the hotels that we own and the majority of the hotels we manage have undergone Phase I environmental site assessments, which generally provide a non-intrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental consultant. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotel owner may be responsible. The Phase I assessments have not revealed, nor are we aware of, any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

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

We have also detected the presence of mold at one of our owned hotels and generally, we remediate the conditions as part of on-going routine maintenance. Many of the costs associated with remediation of mold may be excluded from coverage under our property and general liability policies, in which event we would be required to use our own funds to remediate. Further, in the event moisture infiltration and resulting mold is pervasive, we may not be able to rent rooms at that hotel, which could result in a loss of revenue. We can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination or exposure to hazardous substances such as asbestos, lead paint or black mold. In recent years, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been an increasing number of lawsuits against owners and managers of real property relating to the presence of mold. Damages related to the presence of mold are generally excluded from our insurance coverage. Should an uninsured loss arise against us at one of our owned hotels, we would be required to use our own funds to resolve the issue, which could have an adverse impact on our results of operations or financial condition.

Aspects of hotel, resort, conference center, and restaurant operations are subject to governmental regulation, and changes in regulations may have significant adverse effects on our business.

A number of states regulate various aspects of hotels, resorts, conference centers and restaurants, including liquor licensing, by requiring registration, disclosure statements and compliance with specific standards of conduct. Managers of hotels are also subject to employment laws, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of hotels and could otherwise adversely affect our results of operations or financial condition.

Under the Americans with Disabilities Act, or ADA, all public accommodations in the U.S. are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A determination that the hotels we own are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

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

If we fail to retain our executive officers and key personnel, our business could be harmed.

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

Our amended and restated senior secured credit facility, which we entered into in January 2005 (as amended from time to time, which we refer to as the “Credit Facility”), our new credit facility, which we entered into in March 2007 and our mortgages contain restrictive covenants. These restrictions include requirements to maintain financial ratios, which may significantly limit our ability to, among other things:

•	borrow additional money;

•	make capital expenditures and other investments;

•	pay dividends;

•	merge, consolidate or dispose of assets;

•	acquire assets; and

•	incur additional liens.

A significant decline in our operations could reduce our cash from operations and cause us to be in default under other covenants in our debt agreements. A default would leave us unable to access our Credit Facility, and we depend on our Credit Facility to supply the necessary liquidity to continue or to implement new operations and to make required payments under our debt agreements.

We will, in the future, be required to repay, refinance or negotiate an extension of the maturity of our debt agreements. Our ability to complete the necessary repayments, refinancings or extensions is subject to a number of conditions, many of which are beyond our control. For example, if there were a disruption in the lodging or financial markets as a result of the occurrence of one of the risks identified above under “Risk Factors Related to Our Business” or any other event, we might be unable to access the financial markets. Failure to complete the necessary repayments, refinancings or extensions of our agreements would have a material adverse effect on us.

Our leverage could have a material adverse effect on our ability to satisfy our obligations under our indebtedness and place other limitations on the conduct of our business.

As of December 31, 2006, we had total indebtedness of approximately $84.2 million. In connection with the acquisition of the Hilton Houston Westchase in February 2007, we incurred an additional $32.8 million in non-recourse debt. Our level of indebtedness has important consequences. It currently requires us to dedicate a portion of our cash flow from operations to payments of principal and interest on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures and our business strategy. Additionally, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	limit our ability in the future to refinance of our debt or obtain financing for expenditures, acquisitions, development or other general business purposes on terms and conditions acceptable to us, if at all; or

•	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, despite our current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our leverage.

Declines in our corporate credit ratings could have an adverse effect on us.

Credit rating services assign a rating to us based on their perception of our ability to service debt. Our current ratings were B1 Stable and B Stable from Moody’s and S&P, respectively. Fluctuations in our operating performance or changes in the amount of our debt may result in a change to our rating. A negative change in our ratings could increase the cost of our future financing.

Impairments of assets or goodwill may increase the risk of default under our debt obligations and have an adverse effect on our stock price.

We are required to evaluate our assets, including goodwill, annually or upon certain trigger events in order to ascertain that the historical carrying value is not less than the fair market value of the asset. Should we determine that an asset’s carrying value is less than its fair market value, the asset would be considered impaired, and we would record a write-down of the asset to its current fair value.

Our current debt covenants require us to maintain certain ratios, including a minimum net worth. To the extent a write down would reduce our asset base, we could fall below that net worth and fail that test. If we are unable to obtain a waiver or amendment to the covenant, the resulting default could adversely affect our liquidity.

In addition, because the write-down of long-lived assets or goodwill would be recorded as an operating expense, such a write-down would negatively affect our net income and earnings per share, which could have a negative impact on our stock price.

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

We maintain our corporate headquarters in Arlington, Virginia. We maintain offices in Dallas, Texas for centralized accounting services and in San Clemente, California for operations of one of our subsidiaries. In addition, our corporate housing segment leased administrative offices in most of the markets in which it operates in the United States, the United Kingdom and France.

The full-service hotels we own and/or manage generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. These facilities are designed to attract meeting and convention functions from groups and associations, upscale business and vacation travelers, and banquets and receptions from the local community.

As of December 31, 2006, we owned and/or managed hotels in 39 states, the District of Columbia, Canada and Russia. The following table sets forth operating information with respect to the properties we owned and managed as of December 31.

Year	Properties	Guest Rooms

2006	223	50,199
2005	286	65,293
2004	306	68,242

As of December 31, 2006 we wholly-owned four hotels and acquired a fifth, the 297-room Hilton Houston Westchase, in February 2007 from Blackstone. The following table details our four wholly-owned hotels as of December 31, 2006. These properties have been included in the summary table above.

Wholly-Owned Properties	Acquisition Date	Guest Rooms

Hilton Concord, East Bay area near San Francisco, CA	February 2005	329
Hilton Durham, Durham, NC	November 2005	195
Hilton Garden Inn Baton Rouge, Baton Rouge, LA	June 2006	131
Hilton Arlington, Arlington, TX	October 2006	308

The Hilton Concord, Hilton Durham and Hilton Arlington are all full-service hotels. The Hilton Garden Inn Baton Rouge is a select-service hotel offering modern guest rooms with in-room kitchenette amenities as well as meeting, fitness, aquatic, and restaurant facilities designed to attract small to medium groups and associations, business, and vacation travelers.

Through our BridgeStreet corporate housing division, which we disposed of in January 2007, we leased or managed apartments throughout the United States, France and the United Kingdom. The following table sets forth operating information with respect to our corporate housing division for the years ended December 31:

	Number	Average
	of	Number
Year	Markets	of Units

2006	17	3,182
2005	17	3,129
2004	17	3,257

For information on our properties held through joint ventures, see “Business — Hotel Ownership.”

ITEM 3.	LEGAL PROCEEDINGS

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

We did not submit any matters to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “IHR.” As of March 1, 2007, 31,577,277 shares of our common stock were listed and outstanding, held by approximately 2,713 record holders.

The following table lists, for the fiscal quarters indicated, the range of high and low closing prices per share of our common stock in U.S. dollars, as reported on the NYSE Composite Transaction Tape.

	Stock Price
	High	Low

Fiscal 2006:
Fourth Quarter	$10.62	$7.04
Third Quarter	11.19	8.56
Second Quarter	9.29	5.19
First Quarter	5.35	3.95
Fiscal 2005:
Fourth Quarter	$4.73	$4.15
Third Quarter	5.13	4.47
Second Quarter	4.91	4.43
First Quarter	5.38	4.39

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

Selected Financial and Other Data

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data(1):
Revenue:
Lodging(2)	$27,927	$12,638	$—	$—	$—
Management fees	75,305	70,674	59,651	64,183	39,888
Termination fees	25,881	7,199	4,294	177	—
Other	11,568	11,140	14,146	15,136	17,313

	140,681	101,651	78,091	79,496	57,201
Other revenue from managed properties(3)	834,484	893,760	751,892	776,484	490,666

Total revenue	$975,165	$995,411	$829,983	$855,980	$547,867

Income (loss) from continuing operations	$26,716	$8,786	$(1,584)	$(125)	$(36,206)
Income (loss) from discontinued operations(4)	3,063	4,091	(4,079)	(4,326)	35

Net income (loss)	29,779	12,877	(5,663)	(4,451)	(36,171)
Mandatory redeemable preferred stock:
Dividends	—	—	—	—	(307)
Accretion	—	—	—	—	(356)
Conversion incentive payments	—	—	—	—	(1,943)

Net income (loss) available to common stockholders	$29,779	$12,877	$(5,663)	$(4,451)	$(38,777)

Weighted average number of basic shares outstanding (in thousands):	31,122	30,522	30,328	21,474	13,563
Basic earnings (loss) per share from continuing operations	$0.86	$0.29	$(0.05)	$(0.01)	$(2.86)
Basic earnings (loss) per share from discontinued operations	0.10	0.13	(0.14)	(0.20)	—

Basic earnings (loss) per share	$0.96	$0.42	$(0.19)	$(0.21)	$(2.86)

Weighted average number of diluted shares outstanding (in thousands)	31,559	30,825	30,328	21,474	13,563
Diluted earnings (loss) per share from continuing operations	$0.85	$0.29	$(0.05)	$(0.01)	$(2.86)
Diluted earnings (loss) per share from discontinued operations	0.09	0.13	(0.14)	(0.20)	—

Diluted earnings (loss) per share	$0.94	$0.42	$(0.19)	$(0.21)	$(2.86)

Balance Sheet Data (At End of Period):
Cash and cash equivalents	$25,308	$12,929	$16,481	$7,450	$7,054
Total assets	333,690	293,080	275,822	277,219	280,681
Debt	84,226	85,052	89,197	86,321	134,239
Total equity	166,696	130,640	117,335	118,008	76,524
Total Hotel Data (unaudited):
Number of managed properties	223	286	306	295	393
Number of managed rooms	50,199	65,293	68,242	65,250	83,053

(1)	The merger between MeriStar Hotels & Resorts, Inc. and Old Interstate on July 31, 2002 was accounted for as a reverse acquisition with Old Interstate as the accounting acquirer and MeriStar Hotels and Resorts, Inc. as the surviving company for legal purposes. As a result, the historical financial information we present in the table above represents the financial data for the combined company following the merger.

(2)	Lodging revenues relate to the operations of the Hilton Concord and Hilton Durham hotels, which were purchased in 2005 and the Hilton Garden Inn Baton Rouge Airport and the Hilton Arlington, which were purchased in 2006. The operations of the Residence Inn by Marriott Pittsburgh Airport, which was sold in 2005, have been included in discontinued operations for all years presented.

(3)	Other revenue from managed properties includes payroll and related costs of the hotels’ employees which is contractually reimbursed to us by the hotel owners. Our statements of operations includes an equal and offsetting amount — “other expense from managed properties.”

(4)	Discontinued operations reflect the operations of (i) BridgeStreet Canada, Inc., which was disposed of in June 2004, (ii) the Residence Inn by Marriott Pittsburgh Airport, which was sold in September 2005 and (iii) BridgeStreet Corporate Housing Worldwide, Inc. and affiliated subsidiaries, which was sold in January 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand Interstate, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes. MD&A is organized into the following sections:

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

Overview and Outlook

Our Business
We are one of the largest independent U.S. hotel management companies not affiliated with a hotel brand, measured by number of rooms under management. We have two reportable operating segments: hotel management and hotel ownership (through whole-ownership and joint ventures). A third reportable segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet, our corporate housing subsidiary, and the results of this segment are reported as discontinued operations in our consolidated financial statements for all periods presented. Our portfolio of managed properties is diversified by brand, franchise and ownership group. We manage hotels representing more than 30 franchise and brand affiliations and also operate 16 independent hotels. Our managed hotels are owned by more than 50 different ownership groups. As of December 31, 2006, we managed 223 properties, with 50,199 rooms in 39 states, the District of Columbia, Canada and Russia. We also owned four hotels with 963 rooms and held non-controlling joint venture equity interests in 11 joint ventures, which hold ownership interests in 17 of our managed properties. In February 2007, we acquired the 297-room Hilton Houston Westchase.

Our revenues consist primarily of the following (percentages do not include “other revenue from managed properties”):

•	Management fee revenue — This consists of fees received by our hotel management segment under our management agreements as they are earned and accounted for approximately 54% of total revenue for the year ended December 31, 2006.

•	Termination fee revenue — This consists of fees received by our hotel management segment under our management agreements for management contracts terminated by the owner without cause and accounted for approximately 18% of total revenue for the year ended December 31, 2006.

•	Lodging revenue — This consists of rooms, food and beverage and other department revenues from our wholly-owned hotels and accounted for approximately 20% of total revenue for the year ended December 31, 2006.

•	Other revenue — This consists of purchasing revenue, accounting fees, technical services revenue, information technology support fees, insurance revenue and other fees and accounted for approximately 8% of total revenue for the year ended December 31, 2006.

•	Other revenue from managed properties — We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. This revenue is completely offset by a corresponding expense, “other expenses from managed properties”, in our consolidated statements of operations.

Our operating expenses consist primarily of the following (percentages do not include “other expenses from managed properties”):

•	Lodging expenses — These include costs associated with rooms, food and beverage and other department expenses and property operating costs related to our four wholly-owned hotels and accounted for approximately 21% of total operating expenses for the year ended December 31, 2006.

•	Administrative and general expenses — These costs are associated with the management and ownership of hotels and consist primarily of expenses such as corporate payroll and related benefits, operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate and public company expenses. These costs accounted for approximately 59% of total operating expenses for the year ended December 31, 2006.

•	Depreciation and amortization expenses — These costs relate to the depreciation of property and equipment and amortization of intangible assets and accounted for approximately 7% of total operating expenses for the year ended December 31, 2006.

•	Other expenses — This includes asset impairment and write-off costs and restructuring and severance expenses. These accounted for approximately 13% of operating expenses for the year ended December 31, 2006.

•	Other expenses from managed properties — We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. This is offset with corresponding revenue, “other revenue from managed properties”, in our consolidated statements of operations.

Financial Highlights and Significant Events
Financial Highlights — Our strong operating results in 2006 were driven by excellent performance in each of the three reportable operating segments we had in 2006; hotel management, hotel ownership and corporate housing.

Although the number of hotel properties we manage decreased at the end of 2006 compared to the end of 2005, the operating performance of our managed properties continued to improve year over year. RevPAR increased $7.54, or 9.6%, in the year ended December 31, 2006 compared to the year ended December 31, 2005. Incentive fees, which are tied directly to the operating performance of the hotels, increased by $3.1 million, or 21.7%, for the year ended December 31, 2006, compared to the prior year. The increase in incentive fees is primarily due to market conditions that exceeded our expectations and improved operating performance at our managed properties. Termination fees also increased by $18.7 million, or 260%, which is primarily the result of the recognition of one-time termination fees from Blackstone of $15.1 million for management contracts terminated on or before October 1, 2006 as a result of a transaction that removed a contingency related to those fees. Although these termination fees are non-recurring, they will help us to continue to fund our acquisition strategy of investing in hotel real estate through wholly-owned acquisitions and joint ventures.

In the hotel ownership segment, we began to see tangible results of the acquisition and growth strategy that we implemented in 2005. The two hotels that we owned for the entire year, the Hilton Concord and Hilton Durham, contributed revenues of $23.2 million and operating income of $4.0 million in 2006. The Hilton Garden Inn Baton Rouge and the Hilton Arlington, the two hotels acquired in June 2006 and October 2006, respectively, contributed revenues of $4.8 million and operating income of $0.7 million. These four properties also generated an increase in RevPAR of 19.5% in 2006 compared to 2005. In addition, we sold our investments in two joint ventures, which resulted in cash distributions of approximately $21.7 million and gains of approximately $10 million. In February 2007, we acquired the Hilton Houston Westchase, which we expect will also contribute significantly to lodging revenue and operating income.

Our corporate housing operations, in addition to an increase in revenues of nearly $13.5 million, or 11.2%, also improved gross margins from 19.6% in 2005 to 20.2% in 2006. As our unit inventory was more closely aligned with the current demand of our markets, we were able to increase our ADR by 9.6% while maintaining occupancy in excess of 92%. As a result of the operating performance of this segment in 2006 and the overall turnaround over the past two years, we were able to sell this segment in January 2007 for approximately $40.5 million in cash. We expect to use these proceeds to continue to implement our strategy of investing in hotel real estate.

Significant Events — There have been numerous events in 2006 and recently in 2007 which will have an impact on our operations in 2007 and beyond. These items are primarily related to investments in and acquisitions of real estate, turnover of management contracts and the sale of our BridgeStreet corporate housing division.

Investments in and Acquisitions of Real Estate
Throughout 2006 and into 2007, we have been able to make substantial progress in our growth strategy of selectively investing in joint ventures and acquiring properties in growing markets that we believe have favorable economic, demographic and supply dynamics. Beginning 2006 with two owned hotels, we acquired two additional hotel properties in 2006 and another in early 2007. In June 2006, we acquired the 131-room Hilton Garden Inn Baton Rouge Airport for $14.5 million. The acquisition was funded with approximately $5.0 million borrowed under our Credit Facility, with the remaining amount paid from available cash on hand.

In October 2006, we acquired the 308-room Hilton Arlington, from affiliates of Blackstone. The purchase price was $37.0 million, including normal and customary closing costs. On the date of the acquisition, Blackstone owed us $14.6 million, on a present value basis, for unpaid termination fees from the termination of the management contract for the Hilton Arlington and 48 other hotels. We received credit for these unpaid termination fees at closing and recognized them in the 2006 fiscal year. We financed the remainder of the purchase through a non-recourse mortgage loan of $24.7 million. We expect to invest approximately $2.3 million in capital improvements in the hotel, which will complete a comprehensive renovation program that was already in progress at the time we purchased the hotel.

In February 2007, we acquired the 297-room Hilton Houston Westchase, from affiliates of Blackstone. The purchase price was $50.5 million. We financed the acquisition through a non-recourse mortgage loan of $32.8 million and the remainder with a combination of cash on hand. During 2007, we expect to invest approximately $2 million to $3 million in capital improvements in the hotel, which will complete a comprehensive $11 million renovation program that was already in progress at the time we purchased the hotel.

We continued to grow our portfolio of joint venture ownership interests by entering into four new joint ventures with a total investment of $7.0 million for interests in nine hotels with nearly 1,400 rooms. These investments include a $3.9 million investment to acquire a 15% interest in a portfolio of six Residence Inn by Marriott properties in and around Cleveland, Ohio, a $0.5 million investment to acquire a 10.9% interest in the Hotel 43 in Boise, Idaho, a $1.5 million investment to acquire a 15.9% interest in the Doral Tesoro Hotel & Golf Club near Dallas/Ft. Worth, Texas and a $1.1 million investment to acquire a 15.7% interest in the Boise Courtyard by Marriott® in Boise, Idaho. These investments were all funded with available cash on hand.

We also invested $0.4 million to acquire a 15.0% interest in a joint venture to develop and build as many as five to ten aloft® hotels over the next several years. Based on similar characteristics of the W Hotel® brand, aloft® is the new premium select-service hotel brand introduced by Starwood Hotels & Resorts Worldwide, Inc. Our joint venture partner will be responsible for site selection, construction and development management, while we will operate the hotels. The joint venture has signed long-term franchise agreements for the first two properties, located in Rancho Cucamonga, CA and Cool Springs, TN, and expects to commence construction on both properties in 2007.

In July 2006, we, along with our joint venture partners, sold the Sawgrass Marriott Resort & Spa. Our portion of the proceeds from the sale were approximately $16.5 million. We reinvested $9.3 million for a 10% preferred equity interest in the new joint venture, RQB Development/Resort Investors, LLC, which purchased the hotel. As our cost basis in the original joint venture was $2.7 million, we recognized a gain of $4.5 million, based on the amount of proceeds received which were not re-invested in the new joint venture.

In December 2006, MIP Lessee, L.P., or MIP, in which we have a 10% equity interest, completed the sale of its portfolio of seven properties. We received proceeds of approximately $6.4 million and recorded a gain of approximately $5.4 million. As of March 1, 2007, we continued to manage two of these properties.

Turnover of Management Contracts
Due to the strength of the current hotel real estate market, there have been a significant number of hotel purchase and sale transactions throughout 2006. These transactions, which are a significant factor influencing our business, have led to increased turnover and a reduction in the number of properties we manage. Nevertheless, in this environment, we have continued to grow our RevPAR and management fee revenue, resulting in increased net income in 2006, compared to 2005.

During 2006, Sunstone Hotel Investors which we refer to as “Sunstone REIT” sold 15 hotels, terminating our management contracts for these properties. These hotels accounted for $1.0 million in management fees during the twelve months ended December 31, 2006. We recognized an impairment loss of $0.7 million on the intangible assets related to the management contracts from these properties and received approximately $0.4 million in termination fees.

In May 2006, Blackstone acquired MeriStar. Our management agreements for the 44 hotels that Blackstone acquired as a result of the transaction were not affected by the transaction, as the rights, responsibilities and duties (including with respect to budget setting, asset management and termination) under those contracts were assumed by Blackstone. As of December 31, 2006, Blackstone took over management of or sold seven properties, one of which was the Hilton Arlington, which we acquired in October 2006, and one of which we continue to manage under a long-term management contract, leaving 37 hotels under our management as of December 31, 2006. Through March 1, 2007, Blackstone sold an additional four properties, one of which was the Hilton Houston Westchase, which we acquired in February 2007, and one of which we continue to manage. We are in discussions with Blackstone as to its disposition plans for the 33 remaining hotels and underlying management contracts, which account for 10,200 rooms and $11.1 million in base management fees for the year ended December 31, 2006. We expect Blackstone to sell most of the remaining 33 properties within five years. Due to this information, we have reduced the amortization period of our management contract intangible assets for these properties to approximately four years, which corresponds to the end of the initial management contracts.

Prior to its sale to Blackstone, MeriStar sold 17 hotels and a golf and tennis club in the first quarter of 2006 in connection with its previously announced asset disposition program. At the end of July, we no longer managed any of these properties. In connection with these dispositions, we recorded termination fees of approximately $9.5 million during the twelve months ended December 31, 2006. Approximately $4.4 million of these termination fees were recorded upon the amendment to our master fee agreement with Blackstone in August 2006. In addition, we recognized $8.3 million of impairment losses for the intangible assets related to the management contracts from these 18 properties.

We were also notified that the private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings, for which we managed 14 properties at the end of 2005, was terminating all but one of our management contracts and turning the management of these properties over to Highgate Holdings. The 13 properties which we have ceased to manage accounted for approximately $0.8 million in management fees during the twelve months ended December 31, 2006. There were no management contract intangible assets or termination fees associated with these 13 properties.

As previously discussed, in December 2006, the MIP joint venture sold its portfolio of seven properties. The five properties which we have ceased to manage accounted for approximately $1.4 million in management fees during the twelve months ended December 31, 2006. There were no management contract intangible assets or termination fees associated with these five properties.

In addition, CNL sold a portfolio of 16 properties and terminated us as the manager of those properties in February 2007. These properties represented 7.2% of our managed properties and $1.8 million in management fees for the year ended December 31, 2006. We continue to manage six properties for CNL. We recognized termination fees of $0.3 million in 2007 related to the termination of these properties.

In summary, the impact on our financial results for the 80 properties where management agreements have been terminated in 2006 is as follows:

				Termination Fees		Management Fees		Management Fees
	Number of		Number of	Twelve Months		Twelve Months		Twelve Months
Owner Group	Properties		Rooms	Ended 12/31/2006		Ended 12/31/2006		Ended 12/31/2005

MeriStar/Blackstone	24	(1)	5,337	$24.3 million	(2)	$2.9 million	(3)	$4.3 million	(3)
Sunstone REIT	15		2,815	0.4 million		1.0 million		1.1 million
Goldman Sachs	13		3,381	N/A		1.0 million		2.2 million
MIP	5		1,447	N/A		1.4 million		1.5 million
Others	23		4,691	1.2 million		2.1 million		4.9 million

Total	80		17,671	$25.9 million		$8.4 million		$14.0 million

(1)	As we will no longer be recording management fees for the Hilton Arlington, which we purchased in 2006, it has been included in this analysis. In 2006, there were 23 Meristar/Blackstone properties which were transitioned out of our system.

(2)	These are the termination fees recorded related to all MeriStar/Blackstone properties for the twelve months ended December 31, 2006, including the 37 properties terminated prior to 2006. The termination fees recorded for the twelve months ended December 31, 2006 for the 24 properties terminated in 2006 totaled $13.6 million.

(3)	Incentive fees for Meristar/Blackstone properties are calculated based on the performance of the entire portfolio, not on an individual hotel basis. These incentive fees were $0.9 million and $0.8 million for the years ended December 31, 2006 and 2005. They are not included in these management fees as presented.

We have partially offset the loss of these management contracts by obtaining management contracts for 16 new properties during 2006. Our new management contracts such as for the Hilton Times Square in New York City (began management in March 2006) and for a portfolio of six Residence Inn properties in the Cleveland, Ohio area (also began management in March 2006), added approximately 2,300 rooms to our portfolio. We have recorded management fees of $1.4 million through December 31, 2006 related to these 16 properties.

Although we lost of net of 63 management contracts during 2006, our impairment analyses of goodwill during 2006, related to our hotel management reporting unit, continued to indicate that the carrying value of goodwill was not impaired. This result is primarily due to the increase in our operating income from our portfolio of managed hotels as we, and the hotel industry as a whole, continue to have strong year-over-year results. Although the number of hotels we manage has decreased over the past several years, we have generated higher management fee revenue in each of the past two years. In addition, our carrying value related to intangible assets decreased by $14.5 million from December 31, 2005 to December 31, 2006, primarily due to the $13.2 million of asset impairments related to management contracts. The decrease in intangible assets lowered the overall carrying value of our hotel management reporting unit, and we compare the estimated fair value of the reporting unit to that overall carrying value in order to determine if there is a potential impairment of goodwill. Our goodwill analysis was based on future cash flow projections. These projections were based on assumptions made by management, which we believe to be reasonable.

Sale of BridgeStreet Corporate Housing
On January 26, 2007, we sold BridgeStreet to an affiliate of Sorrento Asset Management, an Ireland-based company, for approximately $40.5 million in cash. For a period of one year following the sale, we have agreed to indemnify the purchaser and its affiliates from and against any and all losses asserted against or incurred as a result of our breach of any representation, warranty, covenant or agreement made in connection with the sale; any transaction expenses incurred by BridgeStreet in connection with the sale; any legal or government action with respect to actions or inactions concerning employment matters of BridgeStreet prior to the sale and any withdrawal liability with respect to a “multiemployer plan” (as defined in Section 3(37) of ERISA) arising under Title IV of ERISA solely as a result of any of the BridgeStreet companies having been our ERISA affiliate. The purchase price is subject to a post-closing adjustment based on the calculation of the difference between actual values for working capital, indebtedness and transaction expenses of BridgeStreet on the one hand, and estimates for such values made prior to the closing date of the sale, on the other hand. Such a calculation is to be made within 90 days of the closing date of the sale. We expect to redeploy the proceeds from this sale into investments in hotel real estate through wholly-owned acquisitions and joint ventures.

Other Events
In February 2006, we and MeriStar agreed to a settlement with the insurance carrier for business interruption proceeds related to eight properties which were damaged or closed by hurricanes in 2004. In accordance with the settlement, we received business interruption proceeds of $3.2 million during the first quarter, which have been recorded as management fees in our consolidated statement of operations.

Industry Overview, Strategic Initiatives and Challenges and Risks
Industry Overview — We and the lodging industry are subject to international and national events. We have been impacted by several events over the previous several years, including the ongoing threat of terrorism and other hostilities, the potential outbreak of infectious disease and natural disasters, such as Hurricane Katrina, the worst natural disaster to ever affect the continental United States. As we conduct our business on a national and international level, our activities are also affected by changes in the performance of regional and global economies.

In 2004 and 2005, the lodging industry experienced significant growth. While the industry continued to grow in 2006, its rate of growth began to slow in the second half of the year. RevPAR growth was 7.9% and 8.5% in 2004 and 2005, respectively, the highest growth rates in over 20 years. In 2006, even with the slowdown in the second half of the year, RevPAR managed to grow at a rate of 7.4%. Room demand increased by only 1.0% in 2006 (against a room supply increase of 0.6%), down from the robust 3.1% room demand increase in 2005 (against a room supply increase of 0.2%). The growth in the industry is forecasted to continue in future years, albeit at a slower pace than recently experienced. Overall industry RevPAR is projected to grow an additional 5.8% in both 2007 and 2008. As occupancy is projected to remain flat in those years, nearly all of the growth will be driven by an increase in ADR. Overall industry room demand and room supply are both projected to grow by 1.6% in 2007, while in 2008, they are projected to grow by 2.0% and 2.2%, respectively.

Financial Targets, Growth Strategy and Operating Strategy — In 2006, our operating results were positively impacted by various transactions which resulted in significant one-time revenues and gains. These transactions, which included the receipt of $3.2 million of business interruption proceeds, the recognition of $25.9 million in termination fees and the gain of $9.9 million related to the sale of two joint ventures, contributed to our highest net income ever. Although we were pleased with the operating results for 2006, we realize that there will most likely not be similar transactions in 2007 that will have the same impact on our operating results. In 2007, we hope to continue to see the benefits of our focused growth strategy that was implemented throughout 2005 and 2006, with the acquisition of additional wholly-owned hotels and investments in joint ventures. By continuing to execute on our focused growth and operating strategies, we anticipate that we can continue to achieve solid operating results related to revenues, net income and earnings per dilutive share in 2007 while building a more consistent and long-term stream of income.

Our focused growth strategy contemplates expansion through three diverse, yet interrelated avenues of our business. First, to continue as a leader in the hotel management industry, it is imperative that we continue to build our core business by securing additional management contracts for quality properties. The addition of these new contracts is designed to allow us to implement our operating approach at additional hotels and secure additional stable revenue streams. We will seek to achieve part of this growth through a focus on the management of international hotel properties. As of December 31, 2006, we managed four international properties, one in Canada and three in Moscow. We have signed management agreements for four additional international properties; two in Moscow, one in Ireland and one in Belgium. We expect to begin managing three of these properties in 2007 and one in 2008.

We are also focused on additional investments in joint ventures, which will typically consist of an ownership interest between 5% and 50%. Through these investments, which are also another vehicle to gain long-term management contracts, we are able to share in the earnings and the potential asset appreciation of these properties while continuing to earn management fees. We will seek to acquire these interests in upscale, full-service hotels, select-service hotels, and conference centers and resorts where we believe an opportunity exists to increase value through our operating expertise, market recovery and repositioning. In addition, we will identify properties that are promising whole-ownership acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners. We will select these acquisition opportunities where we believe selected capital improvements and focused management will increase the property’s ability to attract key demand segments, demonstrate better financial performance, and increase long-term value.

In addition to the growth strategy discussed above, we will continue to focus on implementing our operating strategy, which was a major factor of our successes in 2005 and 2006. Most importantly, at our hotel properties, we have continued to emphasize our dedication to service, through a commitment to guest satisfaction surveys, improved training of hotel employees and specialists who focus on improving the operations of designated brands under our management. Based on the operating results and feedback received at our managed properties, we have seen tangible evidence that this service commitment has produced positive results. We will also continue to rely on our ability to analyze each hotel as a unique property and identify specific opportunities for cash flow growth at each hotel in order to generate higher RevPAR and net operating income. In all of our business segments, we will continue to rely on the experience of our senior management teams, which have successfully managed hotels in all sectors of the lodging industry.

Challenges and Risks — A significant portion of our managed properties and management fees are derived from five owners: Blackstone, Sunstone REIT, CNL, Equity Inns and the owner of our three Russian properties. This group of owners represented 61.9% of our managed properties as of December 31, 2006 and 62.5% of our base and incentive management fees (including $3.2 million of business interruption proceeds) for the year ended December 31, 2006. As discussed above under “— Significant Events — Turnover of Management Contracts,” due to the significant number of hotel purchase and sale transactions in the current market, our portfolio of managed properties could be adversely impacted. If other owners sell their hotels, enter into a property disposition plan, or are acquired, as we have seen with CNL, we may be at risk of losing a large percentage of our management contracts. We have underlying termination fees in place for Blackstone, which comprised 27.0% of our management fees (including business interruption proceeds) for the year ended December 31, 2006. We would be entitled to receive approximately $35 million in termination fees assuming the 33 remaining Blackstone properties terminated on January 1, 2007. If the remaining 37 management contracts with Sunstone REIT were terminated as of January 1, 2007, we would be entitled to between $10 million and $12 million in termination fees. For the majority of our other owners, termination fees would not be significant.

Our ability to implement our growth and operating strategies and as a result, achieve our expected financial results, could also be affected by various challenges and risks. These include overall industry-related factors and other factors which are more specific to us, all of which are discussed in more detail in the “Risk Factors” section. Our growth strategy, specifically the investment in, and acquisition of hotels, could be affected by continued industry consolidation and competition, which would limit the amount and nature of opportunities for us to consider. This growth could also be limited by our capital structure, as our debt agreements include restrictions which could prevent us from raising additional capital needed to take advantage of desired acquisition and investment opportunities. In addition, the market value of our common stock could make financing through an equity offering a less attractive option.

Critical Accounting Polices and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience, industry data and various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. We have discussed the selection of significant accounting policies and the effect of estimates with the Audit Committee of our Board of Directors. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates.

Revenue Recognition
We earn revenue from hotel management contracts and related services and operations of our wholly-owned hotels. Generally, revenues are recognized when services have been rendered. Given the nature of our business, revenue recognition practices do not contain estimates that materially affect results of operations. Revenues related to our corporate housing segment, which was sold in January 2007, are included as part of discontinued operations. The following is a description of the composition of our revenues:

•	Hotel Management — Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties and fees for other related services we provide. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. We record the incentive management fees in the period that it is certain the incentive management fees will be earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management companies. Termination fees are also included in these amounts. These amounts are typically generated as a result of the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty or if we are removed as manager of the property. Termination fees are recorded as revenue in the period they are earned. Typically, this is upon loss of the contract unless a contingency such as the right of replacement of the management contract by the owner exists.

•	Hotel Ownership — Lodging revenue consists of amounts primarily derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. As with management fees discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.

Impairment or Disposal of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which consist of our hotels and intangible assets for our management contracts with determinable useful lives) may be impaired, we perform separate analyses for our wholly-owned hotels and intangible assets to determine the recoverability of the related assets’ carrying value. These events or circumstances may include, but are not limited to; projected cash flows which are significantly less than the most recent historical cash flows; a significant loss of management contracts without the realistic expectation of a replacement; and economic events which could cause significant adverse changes and uncertainty in business and leisure travel patterns. In our analysis to determine the recoverability of the asset’s carrying value, we make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized.

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

At December 31, 2006, we have a valuation allowance of $28.7 million to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. The valuation allowance we recorded includes the effect of the limitations on our deferred tax assets arising from net operating loss carryforwards. The utilization of our net operating loss carryforwards will be limited by the provisions of the Internal Revenue Code. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results will differ from these estimates. Based on actual results or a revision in future estimates, we might determine that we would not be able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.

Depreciation and Amortization Expense
Depreciation expense is based on the estimated useful life of our assets. Amortization expense for our intangible assets is the estimated useful life of the future benefit of the intangible assets. The life of our intangible assets is based on the length of the related management contracts. These lives are determined at the onset of the management contract. However, as certain circumstances arise, such as a disposition plan by the owner, they could change the future benefit of the contract. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation and amortization expense and net income or the gain or loss on the sale of any of the assets. Based on our discussions with Blackstone, the owner of 33 of the properties we manage as of March 1, 2007, we expect Blackstone to sell most of the remaining 33 properties within five years. Due to this information, we have reduced the amortization period of our management contract intangible assets for these properties to approximately four years, which corresponds to the end of the initial management contracts.

Consolidation Policies Related to Joint Venture Investments
Judgment is required with respect to the consolidation of our joint venture investments in the evaluation of financial interests and control, including the assessment of the adequacy of the equity invested in the joint venture, the proportionality of financial interests and voting interests, as well as the importance of rights and privileges of the joint venture partners based on voting rights. Currently, we have investments in joint ventures that own or develop hotel properties, which we record using the equity or cost method of accounting. We are not the primary beneficiary in any variable interest entities. The debt held by the joint ventures is non-recourse to us. While we do not believe we are required to consolidate any of our current joint ventures, if we were required to do so, then all of the results of operations and the assets and liabilities would be included in our financial statements.

Results of Operations

Operating Statistics
Statistics related to our managed hotel properties and wholly-owned properties include:

	As of December 31,			Percent Change
	2006	2005	2004	’06 vs. ’05	’05 vs. ’04

Hotel Management(1)
Properties managed	223	286	306	(22.0)%	(6.5)%
Number of rooms	50,199	65,293	68,242	(23.1)%	(4.3)%
Hotel Ownership
Number of properties	4	2	1	100.0%	100.0%
Number of rooms	963	524	156	83.8%	235.9%

(1)	Statistics related to hotels in which we hold a partial ownership interest through a joint venture or wholly own have been included in hotel management.

Hotels under management decreased by a net of 63 properties as of December 31, 2006 compared to December 31, 2005, due to the following:

•	We acquired 16 additional management contracts from various owners.

•	Blackstone/MeriStar transitioned 23 properties out of our system.

•	We transitioned 28 properties out of our system from various other owners.

•	Sunstone sold 15 properties which we no longer manage.

•	13 of the hotels we managed for Goldman Sachs and Highgate Holdings have been sold, or transitioned to Highgate Holdings, for management.

Hotels under management decreased by a net of 20 properties as of December 31, 2005 compared to December 31, 2004 due to the following:

•	We acquired 11 additional management contracts from various owners.

•	We acquired 22 management contracts from Goldman Sachs and Highgate Holdings, 16 of which we managed as of December 31, 2005.

•	MeriStar transitioned eight properties out of our system.

•	We transitioned 35 properties out of our system from various other owners.

•	Sunstone transitioned four properties out of our system.

The operating statistics related to our managed hotels on a same store basis(2) were as follows:

	As of December 31,		Percent Change
	2006	2005	’06 vs. ’05

Hotel Management
RevPar	$86.33	$78.79	9.6%
ADR	$119.37	$110.87	7.7%
Occupancy	72.3%	71.1%	1.7%

	As of December 31,		Percent Change
	2005	2004	’05 vs. ’04

Hotel Management
RevPar	$78.07	$70.52	10.7%
ADR	$110.27	$101.70	8.4%
Occupancy	70.8%	69.3%	2.2%

(2)	We present these operating statistics for the periods included in this report on a same-store hotel basis. We define our same-store hotels as those which (i) are managed by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel, and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the reporting periods being reported. In addition, the operating results of hotels for which we no longer managed as of December 31, 2006 are also not included in same-store hotel results for the periods presented herein. Of the 223 properties that we managed as of December 31, 2006, 208 hotels have been classified as same-store hotels.

Revenues
The significant components of total revenue were as follows (in thousands):

	As of December 31,			Percent Change
	2006	2005	2004	’06 vs. ’05	’05 vs. ’04

Lodging	$27,927	$12,638	$—	>100%	100%
Management fees	75,305	70,674	59,651	6.6%	18.5%
Termination fees	25,881	7,199	4,294	>100%	67.7%
Other	11,568	11,140	14,146	3.8%	(21.2)%
Other revenue from managed properties	834,484	893,760	751,892	(6.6)%	18.9%

Total revenue	$975,165	$995,411	$829,983	(2.0)%	19.9%

  Lodging

•	Lodging revenues increased in 2006 from 2005 primarily due to the inclusion of revenues of $6.8 million for Hilton Durham, which was purchased in November 2005, $2.3 million for the Hilton Garden Inn Baton Rouge, which was purchased in 2006 and $2.5 million for the Hilton Arlington, which was purchased in October 2006. Revenues from the Hilton Concord, which was purchased in February 2005 and recently completed property physical improvement programs, increased by 34.5% for the year ended December 31, 2006, compared to the year ended December 31, 2005. This was due to an increase in occupancy of 19.6%, driven by additional group sales, which resulted in increased food & beverage revenue of 26.1 and an increase in RevPAR of 21.2%.

•	Lodging revenue increased in 2005 from 2004 related to the operations of the Hilton Concord and Hilton Durham hotels, which were both purchased in 2005. The operations of the Residence Inn Pittsburgh, which was sold in September 2005, have been included in discontinued operations for 2005 and 2004. Revenues from the Residence Inn Pittsburgh were $2.3 million and $3.3 million for 2005 and 2004, respectively.

  Management Fees

•	Management fee revenue increased in 2006 compared to 2005. Overall, we managed fewer properties for the year ended December 31, 2006 compared to December 31, 2005. Nevertheless, due to the strength of the U.S. economy and our improved operating efficiencies at our properties, we were able to significantly increase RevPAR by 9.6%, ADR by 7.7% and occupancy by 1.7% during the year. This led to an increase in our incentive fees of $3.1 million, or 21.7%, compared to the previous year which are tied directly to the operating performance of the hotels in which we manage. This increase is evidence of improved operating performance and positive results related to our renewed commitment to improving service at all of our hotels. In addition, in March 2006, we received business interruption proceeds of $3.2 million associated with eight MeriStar properties that were damaged or closed due to hurricanes in 2004.

•	Management fee revenue increased in 2005 compared to 2004, partially due to improvements in our RevPAR, ADR, and occupancy. The increase in these statistics was driven by our improved operating performance and continued growth in the hotel industry. Incentive fees increased $4.1 million for the year ended 2005 compared to the previous year as a result of continuous improvement in our operations. In addition, properties managed under our Sunstone subsidiary, which was acquired in October 2004, accounted for an increase in management fees of $7.1 million, as there was a full year of operations for 2005.

  Termination fees

•	Termination fee revenue increased in 2006 compared to 2005, primarily for properties terminated by Blackstone/MeriStar. The majority of the termination fees were due to the recognition of $15.1 million of termination fees from Blackstone for management contracts terminated on or before October 1, 2006.

•	Termination fee revenue increased in 2005 compared to 2004, due to an increase in termination fees from MeriStar of $1.5 million, or 3.5%, and termination fees from various owners of $1.4 million.

  Other

•	Other revenues increased in 2006 compared to 2005, primarily due to an increase in our purchasing and capital project management services provided resulting in approximately $0.6 million in revenues. In addition, we realized an increase in revenues from our captive insurance subsidiary of $0.3 million related to our reinsurance programs. These increases were offset by a reduction of $0.4 million in fees generated for accounting services we provide as a result of managing less properties to which we provided this ancillary service in 2006.

•	Other revenues decreased in 2005 compared to 2004, primarily due to a reduction in insurance revenue of $1.2 million from our captive insurance company due to the decrease in the number of properties participating in those programs. In addition, our construction management and purchasing division generated lower revenues of $1.0 million, the majority of which was due to reduced project management fees from MeriStar. Fees generated for accounting services we provide decreased approximately $1.0 million as a result of managing fewer properties to which we provided this ancillary service in 2005.

  Other Revenue from Managed Properties

•	Reimbursable expenses, which we record as other revenue and other expense from managed properties decreased in 2006 compared to 2005, due to the decline in the number of managed hotels and a corresponding reduction in the number of hotel employees and related reimbursable salaries, benefits and other expenses. The decreases were offset by the increase in payroll and insurance costs from 2005 to 2006. These amounts represent the payroll and related costs of the hotels’ employees which is contractually reimbursed to us by the hotel owners.

•	Reimbursable expenses, which we record as other revenue and other expense from managed properties, increased in 2005 compared to 2004, due to an increase in the average number of properties under management. Although we had a lower number of properties under management at the end of 2005, the majority of those properties did not leave until late in the year. Consequently, the amount of reimbursed hotel employee salaries, benefits and other expenses increased. These amounts represent the payroll and related costs of the hotels’ employees which is contractually reimbursed to us by the hotel owners.

Operating Expenses
The significant components of undistributed operating expenses were as follows (in thousands):

	As of December 31,			Percent Change
	2006	2005	2004	’06 vs. ’05	’05 vs. ’04

Lodging	$20,768	$10,009	$—	>100%	100%
Administrative and general	59,327	59,972	51,261	(1.1)%	17.0%
Depreciation and amortization	6,721	8,040	7,747	(16.4)%	3.8%
Restructuring and severance expenses	—	1,952	3,885	(100)%	(49.8)%
Asset impairments and write-offs	13,214	5,583	8,922	>100%	(37.4)%
Other expenses from managed properties	834,484	893,760	751,892	(6.6)%	18.9%

Total undistributed operating expenses	$934,514	$979,316	$823,707	(4.6)%	18.9%

  Lodging

•	Lodging expenses increased $10.8 million or 107.5% primarily due to the inclusion of the operations of the Hilton Concord and the Hilton Durham for the entire period in 2006. Gross margins related to the hotels increased 4.8% for the year ended December 31, 2006. In addition, in June 2006, we acquired the Hilton Garden Inn Baton Rouge, which incurred approximately $1.5 million in lodging expenses and in October 2006 we acquired the Hilton Arlington, which incurred approximately $2.0 million in lodging expenses. Based on the information presented on the consolidated statement of operations, the owned hotels had a gross margin of 25.6% in 2006.

•	Lodging expenses relate to the operations of the hotels purchased in 2005, the Hilton Concord and the Hilton Durham. These hotels had a combined gross margin of 21% in 2005. The lodging expenses related to the Residence Inn Pittsburgh are included within discontinued operations for 2005 and 2004.

  Administrative and General

•	Administrative and general expenses showed a slight decrease of $0.6 million in 2006 compared to 2005. The decrease is primarily due to the reduction in payroll and related benefits for employees and other expenses.

•	Administrative and general expenses increased $8.7 million in 2005 compared to 2004. The majority of this increase was due to a $6.5 million increase in general and administrative costs from the addition of our Sunstone operations, as they were included for a full year in 2005 versus two months in 2004. In addition, approximately $3.4 million related to an increase in payroll and incentive compensation as a result of improved operations, meeting budgeted goals and commissions paid on management and incentive fees. These increases were offset primarily by a decrease of approximately $0.6 million in expenses incurred in the first quarter of 2004 following the closing of one of our management subsidiaries in late 2003, in connection with the termination of the certain management contracts.

  Depreciation and Amortization

•	Although we purchased two hotels in 2006 and our net fixed assets increased more than $52.9 million, our depreciation and amortization expense decreased in 2006 compared to 2005. Various software assets and furniture and equipment became fully depreciated in December 2005 and throughout 2006, resulting in a $1.5 million reduction in depreciation expense. In addition, the significant impairment of management contract costs related to sale of MeriStar/Blackstone properties reduced scheduled amortization expense by approximately $0.9 million. These changes were offset by additional depreciation expense in 2006 of $1.3 million related to the four owned hotels. We recorded a full year of depreciation for two hotels purchased in 2005 and additional depreciation for two hotels that were purchased in 2006.

•	Although we purchased two hotels in 2005 and our net fixed assets increased more than $32 million, our depreciation and amortization expense increased only $0.3 million in 2005 compared to 2004. The two hotels purchased in 2005 resulted in an additional $1.2 million in depreciation and amortization expense. We also incurred an additional $0.3 million of amortization expense in 2005 related to the management contracts with Sunstone, as the contracts were included for a full year in 2005 versus two months in 2004. Offsetting these increases, throughout 2005, we wrote off $4.7 million of intangible assets with respect to management contracts that were terminated, resulting in lower amortization expense of $1.2 million.

  Restructuring and Severance Expenses

•	Restructuring and severance expenses decreased $1.9 million in 2005 compared to 2004. The decrease was primarily due to severance costs of approximately $1.8 million paid to our former CEO, Steve Jorns, in 2005, compared to approximately $3.3 million in severance costs for our former CEO, Paul Whetsell, in 2004. In addition, during 2004, we incurred additional severance charges of $0.6 million related to former personnel, exclusive of our former CEO.

  Asset Impairment and Write-offs

•	Asset impairment and write-offs increased $7.6 million in 2006 compared to 2005 primarily due to an increase in management contract terminations. When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. For the year ended 2006, $8.3 million of asset impairments were recorded related to the sale of 18 MeriStar properties, $3.9 million in connection with eight Blackstone terminated management contracts, $0.7 million associated with 15 properties sold by Sunstone REIT and $0.3 million associated with eight properties from various owners.

•	Asset impairment and write-offs decreased $3.3 million in 2005 compared to 2004, primarily due to a reduction in management contract terminations. We wrote off $4.7 million and $7.3 million in asset impairment and write-offs for the year ended December 31, 2005 and 2004, respectively. We also recorded impairments of approximately $1.1 million in 2004 related to two of our joint venture investments, based on purchase offers and a default on a bank loan that indicated the fair value of our investment was less than the current carrying value. The remaining asset impairments and write-offs for 2004 relate primarily to legal fees and due diligence costs of a potential merger that were expensed when we determined it would not be consummated. The remaining expense for 2005 is $0.9 million related to the formation of proposed real estate investment fund which was never finalized.

Other Income and Expenses
The significant components of other income and expenses, were as follows (in thousands):

	As of December 31,			Percent Change
	2006	2005	2004	’06 vs. ’05	’05 vs. ’04

Interest expense, net	$6,461	$8,971	$7,441	(28.0)%	20.6%
Equity in earnings (losses) of affiliates	9,858	3,492	(1,056)	>100%	>100%
Gain on sale of investments and extinguishment of debt	162	4,658	—	>(96.5)%	100%
Income tax expense (benefit)	17,271	6,315	(592)	>100%	>100%
Minority interest expense (benefit)	223	173	(45)	28.9%	>100%
Income (loss) from discontinued operations, net of tax	3,063	4,091	(4,079)	(25.1)%	>100%

  Net Interest Expense

•	Net interest expense decreased $2.5 million in 2006 compared to 2005. The majority of this decrease was primarily due to the non-recurrence in 2006 of the expensing of $1.8 million of unamortized deferred financing fees in connection with the January 2005 extinguishment and refinancing of our Credit Facility. The remainder of the decrease was due to our average debt balance decreasing between periods partially offset by rising interest rates as well as gains realized on our interest rate caps entered into in connection with our debt.

•	Net interest expense increased $1.5 million in 2005 compared to 2004. The increase was due to $1.8 million of additional amortization of deferred financing fees related to the extinguishment and refinancing of our Credit Facility in January 2005. Our average long-term debt balance throughout 2004 and 2005 did not significantly change, while our average interest rate slightly decreased due to a lower interest rate on our mortgage debt compared to our Credit Facility.

  Equity in Earnings (Loss) of Affiliates

•	Equity in earnings of affiliates increased by $6.4 million in 2006 compared to 2005. The majority of this increase was due to a gain of $5.4 million resulting from the sale of our MIP joint venture. In addition we recorded a $4.5 million gain on the sale of Sawgrass Marriott Resort & Spa. We incurred a reduction of $0.3 million of losses in our CapStar Hallmark joint venture and $0.5 million related to our other joint ventures. These amounts were offset by a gain of approximately $4.3 million recorded on the sale of the Hilton San Diego Gaslamp hotel in January 2005 and the related retail space in June 2005.

•	Equity in earnings of affiliates increased $4.5 million in 2005 compared to 2004. The majority of this increase was attributable to the recognition of our share of the gains on the sales of the Hilton San Diego Gaslamp Hotel and Residence Inn Houston Astrodome Medical Center of $4.3 million and $1.1 million, respectively. These increases were partially offset by losses in our MIP joint venture, which increased approximately $0.6 million in 2005.

  Gain on Sale of Investments and Extinguishment of Debt

•	In December 2006, we recognized a gain of $0.2 million primarily from the exchange of stock warrants for stock and subsequent sale of that stock in an unaffiliated company, which we held as an investment.

•	The gain recognized in 2005 consisted of $4.3 million related to the extinguishment of debt of a non-recourse promissory note and a gain of $0.3 million from the exercise of stock warrants and the subsequent sale of this investment in an unaffiliated company. In 2001, we entered into a non-recourse promissory note to fund the acquisition of an interest in a joint venture which owned eight hotels. The note provided for repayments only to be made to the extent the joint venture made distributions to us. In March 2005, the mortgage lenders, with the joint venture’s acquiescence, initiated foreclosure proceedings on the eight hotels, which were completed in September 2005. We have confirmed with the holder of the non-recourse promissory note that it does not intend to foreclose on the collateral of this note as it is now worthless, and that it does not expect payment of this note, except to the extent that the joint venture would make any future distributions to us. We have no expectations of receiving any future distributions from this joint venture as all of the hotels were foreclosed upon by the lender and the joint venture has no other assets or cash generating activities. Accordingly, we derecognized the liability of $4.3 million in 2005.

  Income Tax Expense (Benefit)

•	The change in income tax expense is driven by the increase in our income from continuing operations. This increase was partially offset by a reduction in the effective tax rate from 40% in 2005 to 39% in 2006. The change in our effective tax rate for 2006 was primarily due to our relieving the partial valuation allowance previously placed on the employment related tax credits utilized in 2006.

•	The change in income tax expense for 2005 compared to 2004 was driven by change in the effective tax rate from 29% to 40%. The change in our rate was primarily due to our change from a loss to an income position. While we produced losses in 2004, we continue to recognize expense related to permanent book-tax differences and our foreign operations.

  Income (Loss) from Discontinued Operations, Net of Tax

•	Income from discontinued operations decreased $1.0 million in 2006 compared to 2005. Discontinued operations includes the operations of our corporate housing subsidiary (disposed of in January 2007) which was held for sale as of December 31, 2006, and the Pittsburgh Airport Residence Inn by Marriott (disposed of in September 2005).

•	Income from discontinued operations increased $8.2 million in 2005 compared to 2004. Discontinued operations includes the operations of our corporate housing subsidiary (disposed of in January 2007) the Pittsburgh Airport Residence Inn by Marriott (disposed of in September 2005) and the Toronto market of our corporate housing segment (disposed of in June 2004).

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position are as follows (in thousands):

	As of December 31,			Percent Change
	2006	2005	2004	’06 vs. ’05	’05 vs. ’04

Cash provided by operating activities	$67,949	$34,421	$16,210	97.4%	>100%
Cash used in investing activities	(58,946)	(33,184)	(9,571)	77.6%	>100%
Cash provided by (used in) financing activities	3,062	(4,279)	2,069	>100%	>(100)%
Working capital	11,287	(6,278)	(1,088)	>100%	>(100)%
Cash interest expense	(7,718)	(7,139)	(6,968)	8.1%	2.5%
Debt balance	84,226	85,052	89,197	(1.0)%	(4.6)%

Operating Activities
The increase in cash provided by operating activities from 2005 to 2006 of $33.5 million was primarily driven by the significant increases in income from operations of $24.6 million from $16.1 million in 2005. This increase was primarily from the increase in termination fees of $18.7 million and business interruption proceeds of $3.2 million and stronger operating results at the hotels with an increase in incentive fees of $3.1 million.

The increase in cash provided by operating activities from 2004 to 2005 of $18.2 million was primarily driven by the significant increase in income from operations of $18.5 million.

Investing Activities
The major components of the increase in cash used in investing activities from 2005 to 2006 were:

•	The purchase of two hotels in 2006; the purchase prices of the Hilton Garden Inn Baton Rouge for $14.5 million and the Hilton Arlington for $37.0 million exceeded the $44.1 million net purchase price acquisitions of the Hilton Concord and Hilton Durham, which were acquired in 2005.

•	In addition, during 2006, we entered into six new joint ventures for $16.3 million and contributed $0.2 million of additional equity to our investments compared to contributions of $0.6 million in 2005. The contributions in 2006 were offset by the distributions received from the sale of the Sawgrass Marriot of $15.3 million ($9.3 million of which was reinvested) and the sale of the seven hotels owned by our MIP joint venture in December 2006 for $6.4 million in proceeds.

The major components of the increase in cash used in investing activities from 2004 to 2005 were:

•	The purchase of two hotels in 2005, the Hilton Concord and Hilton Durham, for a total net purchase price of approximately $44.1 million. These purchases were offset by the sale of the Residence Inn Pittsburgh for $10.5 million. There were no hotel acquisitions or dispositions in 2004.

•	There were additional contributions to the restricted cash balance of $5.1 million in 2005. Our insurance subsidiary has restricted cash, which is determined based on statutory requirements and is directly related to premiums written during the year. We also have restricted cash at our purchasing subsidiary, which represents cash that our clients have advanced to us for capital projects. These balances will fluctuate due to the timing and status of various projects at the end of the period. In addition, we had an additional $0.7 million of restricted cash related to improvements to be made at the Hilton Concord.

•	The above was offset by the receipt of cash distributions in 2005 of approximately $6.7 million related to our share of the sale of three hotels in which we held a partial joint venture ownership interest. In 2004, we made cash contributions of approximately $2.2 million related to various investments in joint ventures.

•	In 2004, we purchased Sunstone, a hotel management company, for $8.0 million.

Financing Activities
In 2006 and 2005, we borrowed approximately the same amount of total long-term debt that we repaid, resulting in no substantial net effect on cash from financing activities. The revolving loan under our Credit Facility had a balance of $20.1 million at December 31, 2005 and was repaid in full as of December 31, 2006 as cash from operations increased in 2006. As a result of the purchase of the Hilton Arlington, we incurred mortgage debt of $24.7 million. The change in financing activities was due to additional financing fees of approximately $4.0 million incurred in 2005 in connection with the refinancing of our long-term debt. These cash outflows were offset by the $2.8 million in proceeds from the issuance of common stock during 2006 from the exercise of stock options.

The increase in cash used in financing activities in 2005 was primarily due to additional financing fees of $3.7 million incurred in connection with the refinancing of our long-term debt in 2005. Our borrowings and repayment on long-term debt were approximately the same in 2005, while in 2004, we borrowed $2.9 million more than we repaid. In addition, we paid $1.3 million in 2004 related to the redemption of preferred operating partnership units.

Liquidity

Liquidity Requirements — Our known short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including: corporate related expenses such as payroll and related benefits, legal costs, and other costs associated with the management of hotels, interest expense and scheduled principal payments on our outstanding indebtedness and capital expenditures, which include renovations and maintenance at our owned hotels.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities and costs associated with potential acquisitions. Our Credit Facility was scheduled to mature in January 2008. In March 2007, we entered into a new, senior secured credit facility, which we refer to as the “New Credit Facility,” which replaced our Credit Facility. The New Credit Facility matures in March 2010. Our three non-recourse mortgage loans mature in March 2008, November 2009 and February 2010. We will continue to implement our growth strategy by seeking acquisitions of wholly-owned and joint venture interests in hotel properties. We are also interested in investment opportunities to acquire hotel management businesses and management contracts which may require cash.

We have historically satisfied our short-term liquidity requirements through cash provided by our operations and borrowings from our Credit Facility. We believe that amounts available under our New Credit Facility and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements for at least the next 12 months. As of March 15, 2007, we had $59.2 million available for borrowing under our New Credit Facility. Our borrowing under our New Credit Facility is subject to certain restrictions and covenants under New the Credit Facility agreement. Additionally, we must maintain compliance with our financial covenants, including a debt coverage ratio and interest coverage ratios and a minimum net worth in order to continue to have funds available to borrow under our Credit Facility. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of December 31, 2006 we were in compliance with all financial covenants.

Nevertheless, our short-term liquidity could be influenced by various factors. In today’s market, in which there is a large volume of hotel purchase and sale transactions, we have a greater risk of management contract attrition. We believe that our risk related to this turnover is partially mitigated due to our size and diversity across owners and brand affiliations. In addition, some of our contracts are structured such that we earn a termination fee if the contract is terminated early due to a change of control. These contractual terms are designed to allow us to use the additional cash flow from terminated management contracts either to pay down debt or attempt to replace that earnings stream through investments pursuant to our growth strategy. The overall economy is also a factor in the uncertainty and variability of our cash flows. To the extent business and leisure travel is declining, we will see a decrease in our earnings and therefore our cash flow.

We have historically satisfied our long-term liquidity requirements through various sources of capital, including cash provided by operations, bank credit facilities, long-term mortgage indebtedness and the issuance of equity. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. Nevertheless, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders.

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

Expectations for 2007 — We expect to use additional cash flows from operations, including the proceeds from the sale of our corporate housing subsidiary and amounts available under the New Credit Facility, to pay required debt service, income taxes and make planned capital purchases for our wholly-owned hotels. These capital expenditures include renovations and regular capital expenditures for maintenance, which we estimate will be approximately $8 million in 2007. Any additional cash available will continue to be used in investments, such as whole-ownership or joint venture ownership of hotels, which meet the focus of our investment strategy. If none of these investments become available, we will pay down debt and/or invest in short-term securities with excess cash flow until those investments become available. Joint venture investments will most likely be financed through our current working capital, cash flows from operations and our New Credit Facility. Any acquisitions of wholly-owned hotels will likely be financed through a combination of our cash flows from operations, our New Credit Facility and non-recourse mortgage debt.

Long-Term Debt
Senior Credit Facility — In January 2005, we entered into an amended and restated senior secured credit facility, with various lenders. The Credit Facility provided aggregate loan commitments for a $53.0 million term loan and a $55.0 million revolving loan. The Credit Facility was scheduled to mature on January 14, 2008.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of December 31, 2006, based on those financial tests, borrowings under the revolving loan bore interest at the 30-day LIBOR rate plus 325 basis points (a rate of 8.6% per annum) and borrowings under the term loan bore interest at the 30-day LIBOR plus 450 basis points (a rate of 9.9% per annum). We incurred interest expense of $5.8 million, $6.1 million and $2.4 million on the senior credit facilities for the twelve months ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, we were in compliance with the loan covenants of the New Credit Facility.

In March 2007, we closed on a new senior secured credit facility. The new credit facility will consist of a $65.0 million term loan and a $60.0 million revolving loan. The interest rate on both the term loan and the revolving loan will be the 30-day LIBOR plus 275 basis points. In addition, we will be required to make quarterly payments of approximately $0.2 million. The debt under the New Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The New Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions.

Mortgage Debt — The following table summarizes our mortgage debt as of March 1, 2007:

	Principal	Maturity	Spread over	Interest Rate as of
	Amount	Date(1)	30-Day LIBOR	March 1, 2007

Hilton Houston Westchase	$32.8 million	February 2010	135 bps	6.7%
Hilton Arlington	$24.7 million	November 2009	135 bps	6.7%
Hilton Concord(2)	$19.0 million	March 2008	225 bps	7.6%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

(2)	In March 2007, we notified the lender of our intention to repay this entire mortgage loan in April 2007.

We incurred interest expense on these mortgage loans of $1.8 million and $1.0 million for the twelve months ended December 31, 2006 and 2005, respectively. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1% is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made in the third year.

Shelf Registration Statement — In August 2004, we filed a Form S-3 shelf registration statement registering up to $150.0 million of debt securities, preferred stock, common stock and warrants. The registration statement also registered approximately 6.2 million shares of our common stock held by CGLH Partners I, LP and CGLH Partners II, LP, which are beneficially owned by certain of our directors. Of these shares, at least 4.3 million shares have already been sold by affiliates of the CGLH partnership in the open market. The CGLH Partnerships have the right to include their remaining 1.9 million shares in the shelf registration statement pursuant to a registration rights agreement they executed with us at the time of our July 2002 merger with Interstate Hotels Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements — The following table summarizes our contractual obligations at December 31, 2006 and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than	Payment terms		More than
	Total	1 year	1-3 years	3-5 years	5 year

Senior credit facility — term loan(a)	$40,526	$3,750	$36,776	$—	$—
Senior credit facility — revolving loan(a)	—	—	—	—	—
Mortgage debt(a)	76,525	—	43,700	32,825	—
Estimated interest payments on long-term debt(b)	17,272	9,125	7,964	183	—
Non-cancelable office leases(c)	21,149	3,553	5,990	6,187	5,419

Total(d)	$155,472	$16,428	$94,430	$39,195	$5,419

(a)	For principal repayment obligations with respect to our long-term debt, see Note 8 to our consolidated financial statements. We expect to settle such long-term debt by several options, including cash flows from operations and borrowing of refinancing long-term debt. Included is the mortgage debt incurred with the purchase of the Hilton Houston Westchase in February 2007.

(b)	To estimate interest payments on our long-term debt, which is variable-rate debt, we estimated interest rates and payment dates based on our determination of the most likely scenarios for each relevant debt instrument. We expect to settle such interest payments with cash flows from operations or short-term borrowings.

(c)	The office lease obligations shown in the table above have not been reduced by minimum payments to be received related to a non-cancelable sublease at our corporate offices. These offsetting payments aggregate to approximately $8.2 million through August 2013. The Company remains secondarily liable under this sublease in the event that the sub-lessee defaults under the sublease terms. We do not believe that material payments will required as a result of the secondary liability provisions of the primary lease agreement.

(d)	Contractual obligations and off-balance sheet arrangements relating to BridgeStreet, which primarily consisted of non-cancellable apartment leases, have historically been included as part of this table. Due to the sale of BridgeStreet in January 2007, which included the release of our obligations under those leases, we have not included any obligations of BridgeStreet as of December 31, 2006.

We also have the following commitments and off-balance sheet arrangements currently outstanding:

•	Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $4.0 million to these hotel owners in the form of investments or loans, if requested. As the timing of these future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion, they are not included in the above table.

•	Letters of Credit — As of March 1, 2007, we have a $0.9 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2007. We are required by the property insurance carrier to deliver the letter of credit to cover their losses in the event we default on payments to the carrier. Accordingly, the issuing bank has required us to restrict a portion of our cash equal to the amount of the letter of credit. We also have a $0.8 million letter of credit outstanding in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. The letter of credit expires on June 2, 2007. We are required by the insurance carrier to deliver the letter of credit to cover their risk in the event the properties default on their required payments related to the surety bonds.

•	Equity Investment Funding — In connection with our equity investments in hotel real estate, we are partners or members of various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. The timing and amount of such contributions of capital, if any, is currently unknown and is therefore not reflected in the chart set forth above. We have minority interests in eleven hotel real estate limited partnerships and limited liability companies. We do not guarantee the debt or other obligations of any of these investments other than certain environmental and “bad boy” guarantees as may be required under a particular joint venture.

•	Insurance Matters — As part of our management agreement services to a hotel owner, we generally obtain casualty (workers compensation and liability) insurance coverage for the hotel. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient settlement of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of December 31, 2006, only 57 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on the information available to us, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information, we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed, we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. The amount of our receivable exceeds the dividend amounts claimed by the prior carrier. We have reserved the amount of the excess given the financial condition of the carrier. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly, there was no effect on the statement of operations in 2005 or 2006. We will aggressively pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with them regarding the contractual amounts due to us. To the extent we do not collect sufficiently on our receivable and pay amounts that we have been invoiced, we will vigorously attempt to recover any additional amounts from our owners.

•	Sunstone Liabilities — We purchased Sunstone on October 26, 2004. As part of the purchase we assumed the liabilities of that company which included certain employee related liabilities such as workers’ compensation and liabilities under a defined benefit pension plan. We are indemnified by Sunstone REIT for these liabilities. We recorded the liabilities for workers’ compensation and the pension plan on our balance sheet and recorded a receivable for the same amount from the owner, Sunstone REIT, at the time of the purchase. At December 31, 2005, we had a $5.0 million letter of credit outstanding from Sunstone REIT, for these and other assumed liabilities. On June 1, 2006 we conditionally released Sunstone REIT from the requirement for the letter of credit. Sunstone continues to remain liable for the employee related liabilities. To the extent Sunstone REIT would be unable to reimburse us for these liabilities, we would be primarily liable.

•	Property Improvement Plans — In connection with our owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of December 31, 2006, the Hilton Concord, Hilton Durham, and Hilton Arlington had plans in effect with remaining expected costs to complete of approximately $0.6 million, $0.2 million, and $2.3 million, respectively. In conjunction with our purchase of the Hilton Houston Westchase in February 2007, we undertook a property improvement plan with remaining costs of $1.7 million, which will complete an extensive $11 million plan which was initiated by the previous owner.

•	Commitments Under Development Agreements — We are also required to fund up to $0.6 million in the event of cost overruns in excess of 110% of the projected budgeted costs, as defined in the relevant management agreement, for the development of certain hotels related to our joint venture IHR Greenbuck Hotel Venture, LLC.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Annual Report on Form 10-K and the information incorporated by reference herein, we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, net income and cash flow. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and other similar terms and phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that are not yet determinable and could cause actual results to differ materially from those expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K and the documents incorporated by reference herein. In addition to the risks related to our business, the factors that could cause actual results to differ materially from those described in the forward-looking statements include, among others, the following:

•	economic conditions generally and the real estate market specifically;

•	the impact of actual or threatened future terrorist incidents or hostilities;

•	the war in Iraq, continuing conflicts in that geographic region and related ongoing U.S. involvement;

•	international geo-political difficulties or health concerns;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in laws and regulations applicable to us, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	the impact of weather-related events or other calamities;

•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;

•	failure to renew essential management contracts or business leases;

•	competition from other hospitality companies, pricing pressures;

•	variations in lease and room rental rates;

•	litigation involving antitrust, consumer and other issues;

•	loss of any executive officer or failure to hire and retain highly qualified employees; and

•	other factors discussed under the heading “Risk Factors” and in other filings with the Securities and Exchange Commission.

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

Interest Rate Risk
We are exposed to market risk from changes in interest rates on our credit facilities. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2006, all of our debt is at variable rates based on current LIBOR rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Financial Position — Long-Term Debt” for more information regarding our long-term debt.

In an effort to manage interest rate risk covering our outstanding debt, we have entered into various interest rate cap agreements. In February 2005, we entered into a $19.0 million, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel. The interest rate agreement caps the 30-day LIBOR at 6.65% and is scheduled to mature on March 1, 2008. In March 2005, we entered into a $55.0 million, three-year interest rate cap agreement related to our Credit Facility. The interest rate agreement caps the 30-day LIBOR at 5.75% and is scheduled to mature on January 14, 2008. In October 2006, we entered into a $24.7 million, three-year interest rate cap agreement in conjunction with our mortgage loan associated with the purchase of the Hilton Arlington. The interest rate agreement caps the 30-day LIBOR at 7.25% and is scheduled to mature on November 19, 2009. At December 31, 2006, the total fair value of these interest rate cap agreements was approximately $17,000. The change in fair value for these interest rate cap agreements is recognized in the consolidated statement of operations.

The 30-day LIBOR rate, upon which our debt and interest rate cap agreements are based, increased from 4.4% per annum as of December 31, 2005 to 5.4% per annum as of December 31, 2006. Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $0.9 million, $0.9 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Exchange Rate Risk
Our international operations are subject to foreign exchange rate fluctuations. To date, most of our foreign operations have been largely self-contained or dollar-denominated and as such, we have not been exposed to material foreign exchange risk. Therefore, we have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the related effects of adverse fluctuations in foreign currency exchange rates. It is currently expected that our management fees for our Russian hotels will be paid in Rubles beginning in 2007. We have a process in place to immediately convert those fees into US dollars. In the event that we have large transactions, such as this, requiring currency conversion, we will continue to evaluate whether we should engage in hedging activities.

We derived approximately 7.2%, 8.8% and 9.8% of our revenues, excluding reimbursed expenses, from services performed in Canada and Russia for the years ended December 31, 2006, 2005 and 2004, respectively. Our foreign currency translation gains and (losses) of approximately $1.1 million, $(0.5) million and $(0.03) million for the years ended December 31, 2006, 2005 and 2004, respectively, are included in accumulated other comprehensive income (loss) in our statement of operations. As our revenues earned in Canada and Russia have been paid to us in US dollars, there has been no exposure related to those revenues. All of our foreign currency gains and losses are related to our now disposed of London and Paris operations.

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

We have audited the accompanying consolidated balance sheets of Interstate Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interstate Hotels & Resorts, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9A of the Annual Report on Form 10-K, that Interstate Hotels & Resorts, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia
March 16, 2007

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$25,308	$12,929
Restricted cash	6,485	3,209
Accounts receivable, net of allowance for doubtful accounts of $1,232 in 2006 and $1,873 in 2005	31,186	41,594
Due from related parties, net of allowance for doubtful accounts of $785 in 2006 and $1,800 in 2005	1,794	6,001
Prepaid expenses and other current assets	2,592	8,594
Assets held for sale	28,383	—

Total current assets	95,748	72,327
Marketable securities	1,610	1,503
Property and equipment, net	103,895	52,070
Investments in affiliates	11,144	7,686
Notes receivable	4,962	6,052
Deferred income taxes	12,451	11,925
Goodwill	73,672	96,809
Intangible assets, net	30,208	44,708

Total assets	$333,690	$293,080

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,053	$4,508
Accrued expenses	68,395	70,347
Liabilities related to assets held for sale	10,263	—
Current portion of long-term debt	3,750	3,750

Total current liabilities	84,461	78,605
Deferred compensation	1,541	1,474
Long-term debt	80,476	81,302

Total liabilities	166,478	161,381
Minority interests	516	1,059
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 31,540,926 and 30,609,935 shares issued and outstanding at December 31, 2006 and 2005, respectively	316	306
Treasury stock	(69)	(69)
Paid-in capital	194,460	189,330
Accumulated other comprehensive income	1,201	64
Accumulated deficit	(29,212)	(58,991)

Total stockholders’ equity	166,696	130,640

Total liabilities, minority interests and stockholders’ equity	$333,690	$293,080

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenue:
Lodging	$27,927	$12,638	$—
Management fees	61,972	48,379	32,765
Management fees-related parties	13,333	22,295	26,886
Termination fees	19,764	1,392	—
Termination fees-related parties	6,117	5,807	4,294
Other	11,568	11,140	14,146

	140,681	101,651	78,091
Other revenue from managed properties	834,484	893,760	751,892

Total revenue	975,165	995,411	829,983
Expenses:
Lodging	20,768	10,009	—
Administrative and general	59,327	59,972	51,261
Depreciation and amortization	6,721	8,040	7,747
Restructuring and severance	—	1,952	3,885
Asset impairments and write-offs	13,214	5,583	8,922

	100,030	85,556	71,815
Other expenses from managed properties	834,484	893,760	751,892

Total operating expenses	934,514	979,316	823,707

OPERATING INCOME	40,651	16,095	6,276
Interest income	2,020	1,292	1,164
Interest expense	(8,481)	(10,263)	(8,605)
Equity in earnings (losses) of affiliates	9,858	3,492	(1,056)
Gain on sale of investments and extinguishment of debt	162	4,658	—

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	44,210	15,274	(2,221)
Income tax (expense) benefit	(17,271)	(6,315)	592
Minority interest (expense) benefit	(223)	(173)	45

INCOME (LOSS) FROM CONTINUING OPERATIONS	26,716	8,786	(1,584)
Income (loss) from discontinued operations, net of tax	3,063	4,091	(4,079)

NET INCOME (LOSS)	29,779	12,877	(5,663)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1,129	(521)	(34)
Unrealized gain (loss) on investments	8	(307)	89

COMPREHENSIVE INCOME (LOSS)	$30,916	$12,049	$(5,608)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.86	$0.29	$(0.05)
Discontinued operations	0.10	0.13	(0.14)

Basic earnings (loss) per share	$0.96	$0.42	$(0.19)

DILUTIVE EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.85	$0.29	$(0.05)
Discontinued operations	0.09	0.13	(0.14)

Dilutive earnings (loss) per share	$0.94	$0.42	$(0.19)

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
	Common	Treasury	Paid-in-	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income	Total

Balance at December 31, 2003	$300	$(69)	$183,145	$(66,205)	$837	$118,008
Options exercised	1	—	816	—	—	817
Options expense	—	—	319	—	—	319
Restricted stock award transactions, net	2	—	2,770	—	—	2,772
Additional costs of equity offering	—	—	(69)	—	—	(69)
Conversion of operating partnership units	1	—	1,095	—	—	1,096
Net loss	—	—	—	(5,663)	—	(5,663)
Other comprehensive income, net of tax	—	—	—	—	55	55

Balance at December 31, 2004	304	(69)	188,076	(71,868)	892	117,335
Options exercised	—	—	137	—	—	137
Options expense	—	—	260	—	—	260
Restricted stock award transactions, net	2	—	857	—	—	859
Net income	—	—	—	12,877	—	12,877
Other comprehensive loss, net of tax	—	—	—	—	(828)	(828)

Balance at December 31, 2005	306	(69)	189,330	(58,991)	64	130,640
Options exercised, including tax benefit	7	—	3,881	—	—	3,888
Options expense	—	—	91	—	—	91
Restricted stock award transactions, net	1	—	394	—	—	395
Conversion of operating partnership units	2	—	764	—	—	766
Net income	—	—	—	29,779	—	29,779
Other comprehensive income, net of tax	—	—	—	—	1,137	1,137

Balance at December 31, 2006	$316	$(69)	$194,460	$(29,212)	$1,201	$166,696

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$29,779	$12,877	$(5,663)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	6,721	8,040	7,747
Amortization of deferred financing fees	777	2,697	631
Stock compensation expense	990	1,451	3,091
Bad debt expense	616	862	1,301
Asset impairments and write-offs	13,214	5,583	8,922
Equity in (earnings) losses of affiliates	(9,858)	(3,492)	1,056
Gain on sale of investment and forgiveness of debt	—	(4,658)	—
Operating distributions from unconsolidated entities	350	375	713
Minority interest	223	173	(45)
Deferred income taxes	13,672	6,334	(2,005)
Excess tax benefits from share-based payment arrangements	(919)	—	—
Discontinued operations:
Depreciation and amortization	1,533	1,256	1,938
Asset impairment and write-offs	—	—	2,885
(Gain) loss on sale	—	(2,545)	376
Changes in operating assets and liabilities:
Accounts receivable, net	1	(10,279)	(18,769)
Due from related parties, net	4,220	6,367	3,347
Prepaid expenses and other assets	(306)	1,045	(179)
Accounts payable and accrued expenses	5,989	8,958	10,296
Other changes in asset and liability accounts	947	(623)	568

Cash provided by operating activities	67,949	34,421	16,210

INVESTING ACTIVITIES:
Proceeds from the sale of investments	—	483	522
Proceeds from the sale of discontinued operations	—	10,488	—
Change in restricted cash	(3,276)	(2,511)	2,560
Acquisition of subsidiaries	—	—	(8,000)
Acquisition of hotels	(51,551)	(44,040)	—
Purchases related to discontinued operations	(2,055)	(442)	(628)
Purchases of property and equipment	(5,871)	(2,731)	(1,609)
Additions to intangible assets	(1,964)	(1,534)	(2,775)
Contributions to unconsolidated entities	(16,549)	(594)	(2,237)
Distributions from unconsolidated entities	21,724	7,717	—
Change in notes receivable	596	(20)	2,596

Cash used in investing activities	(58,946)	(33,184)	(9,571)

FINANCING ACTIVITIES:
Proceeds from borrowings	33,700	120,200	42,000
Repayments of borrowings	(34,526)	(120,622)	(39,125)
Proceeds from the exercise of stock options	2,969	137	751
Excess tax benefits from share-based payment arrangements	919	—	—
Cash paid for redemption of preferred operating partnership units	—	—	(1,310)
Financing fees paid	—	(3,994)	(247)

Cash provided by (used in) financing activities	3,062	(4,279)	2,069

Effect of exchange rate changes on cash	314	(510)	323

Net increase (decrease) in cash and cash equivalents	12,379	(3,552)	9,031
CASH AND CASH EQUIVALENTS, beginning of period	12,929	16,481	7,450

CASH AND CASH EQUIVALENTS, end of period	$25,308	$12,929	$16,481

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$7,718	$7,139	$6,968
Income taxes	$6,277	$1,412	$2,426

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1.	BUSINESS SUMMARY

We are one of the largest independent U.S. hotel management companies not affiliated with a hotel brand, measured by number of rooms under management. We have two reportable operating segments: hotel management and hotel ownership (through whole-ownership and joint ventures). A third reportable operating segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet.

We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets. Our portfolio is diversified by franchise and brand affiliations. The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications and centralized accounting. As of December 31, 2006, we managed 223 hotel properties and four ancillary service centers (which consist of laundry centers, a conference center, and a spa facility), with 50,199 rooms in 39 states, the District of Columbia, Canada, and Russia. We also wholly-owned four hotel properties (a fifth was acquired in February 2007) and held non-controlling joint venture equity interests in 11 joint ventures, which own or hold ownership interests in 17 of our managed properties.

Our corporate housing division provided apartment rentals for both individuals and corporations with a need for temporary housing as an alternative to long-term apartment rentals or prolonged hotel stays. As of December 31, 2006, we had 2,910 apartments under lease and 307 units under management in the United States, France and the United Kingdom. The assets and liabilities of our corporate housing division are presented as held for sale in our consolidated balance sheets as of December 31, 2006 and as discontinued operations in our consolidated statement of operations and cash flows for all periods presented in this report.

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

Basis of Presentation and Consolidation
Our consolidated financial statements are prepared in accordance with U.S. GAAP. These statements include our accounts and the accounts of all of our majority owned subsidiaries. Additionally, if we determine that we hold an interest in a variable interest entity within the meaning of Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and that our variable interest will absorb a majority of the entities expected losses, or receive a majority of the expected returns, or both, to the extent they occur, then we will consolidate the entity. If the joint venture is not considered to meet the definition of a variable interest entity or we are not considered to be the primary beneficiary, then our investment in the joint venture, over which we exert significant influence, but do not control the financial and operating decisions of the joint venture, is accounted for as an equity or cost method investment. Consolidated net income includes our share of the net earnings of these joint ventures. We consolidate entities when we own over 50% of the voting shares of a company or the majority of the general partner interest of a partnership, assuming the absence of other factors determining control. Other control factors we consider include the ability of minority owners to participate in or block management decisions. Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) addresses the issue of what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. We are not the sole general partner in any of our joint ventures, nor are we the controlling general partner for the one joint venture which involves multiple general partners. We own 100% of the Hilton Concord, located near the East Bay area of San Francisco, the Hilton Durham, located in Durham, NC, the Hilton Garden Inn Baton Rouge, located in Baton Rouge, LA and the Hilton Arlington, located in Arlington, TX. The operations of these properties are consolidated in our financial statements. We eliminate all significant inter-company balances and transactions. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current-year presentation.

Use of Estimates
Preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on our best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such estimates would materially affect the financial statements in any individual year. Estimates are used in accounting for, among other things, the impairment of long-lived assets, the impairment of goodwill, income taxes and useful lives for depreciation and amortization.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash
Restricted cash primarily consists of cash reserves statutorily required to be held by our captive insurance subsidiary for insurance we provide to our managed hotels; escrows required related to property improvement plans at wholly-owned hotels; and working capital from our owners to purchase goods for renovation projects that our purchasing subsidiary oversees.

Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts receivable when we determine it is more likely than not a specific account will not be collected and provide a general reserve for the population of our accounts that we believe may become uncollectible based on current business conditions. We incurred bad debt expense on accounts receivable of $0.2 million, $0.9 million, and $1.3 million in 2006, 2005, and 2004, respectively. We had write-offs of accounts receivable of $1.0 million, $1.0 million and $0.9 million in 2006, 2005 and 2004, respectively. This includes amounts related to our corporate housing subsidiary, which is classified as discontinued operations on the consolidated statement of operations for all periods presented and as assets and liabilities held for sale on the consolidated balance sheet as of December 31, 2006.

Related Parties
In May 2006, The Blackstone Group, which we refer to as “Blackstone,” acquired MeriStar Hospitality Corporation, which we refer to as “MeriStar.” MeriStar had previously been considered a related party, as our Chairman of the Board, Paul Whetsell, was also the CEO of MeriStar. Mr. Whetsell did not become part of the Blackstone management team, and we do not consider Blackstone to be a related party. As such, the line items “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations do not include any amounts associated with Blackstone at December 31, 2006 and for the period from May 2, 2006 through December 31, 2006, although fees received from Meristar prior to May 2, 2006 continue to be included in “management fees — related parties.” Our managed properties for which we also hold a joint venture ownership interest continue to be presented as related parties. See Note 3, “Investments and Advances to Affiliates” for further information on these related party amounts.

Marketable Securities
We provide the benefit of a deferred compensation plan for certain employees, allowing them to make deferrals upon which we will match up to certain thresholds defined in the plan. The investments in the plan, which consist primarily of mutual funds, are classified as available for sale. They are recorded at fair value with corresponding unrealized gains or losses reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. These unrealized gains and losses serve to increase or decrease the corresponding deferred compensation obligation, which is paid to the employees when they terminate employment with us or reach the required age for distribution.

We have classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on specific identification. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity.

Property and Equipment
Property and equipment is recorded at cost reduced by accumulated depreciation. Costs directly related to an acquisition are capitalized in accordance with SFAS 141. All internal costs related to the pursuit of an acquisition are expensed as incurred. All third-party costs capitalized in connection with the pursuit of an unsuccessful acquisition are expensed at the time the pursuit is abandoned. Repairs and maintenance costs that do not improve service potential or extend economic life are expensed as incurred.

Depreciation expense is recorded using the straight-line method over the assets’ estimated useful lives, which generally have the following ranges: buildings and improvements, 40 years or less; furniture and fixtures, five to seven years; computer equipment, three years; and software, five years. Leasehold improvements are depreciated over the shorter of the lease terms or the estimated useful lives of the improvements.

Whenever events or changes in circumstances indicate that the carrying values of property and equipment may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized.

Investments in Affiliates
We account for the majority of our joint venture investments in limited partnerships and limited liability companies using the equity method of accounting when we own more than a minimal investment. We currently employ the cost method on one of our joint venture ownership interests. At December 31, 2006, our ownership interest in these joint ventures ranged from 5% to 50%. We periodically assess the recoverability of our equity method and cost method investments. If an identified event or change in circumstances requires an impairment evaluation, we assess the fair value based on valuation methodologies, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. If an investment is considered to be impaired and the decline is other than temporary, we record an impairment of the investment to its fair value. We present a cash distribution from a joint venture investment as an operating activity on our statement of cash flows when it is a return on investment and as an investing activity on our statement of cash flows when it is a return of investment.

Notes Receivable
We have notes receivable, which are generally issued in connection with obtaining a management contract, due from various hotel owners. As of December 31, 2006, the total receivable from our six notes was $5.0 million. One of the notes, for $2.6 million, is due from the owner of a property in which we hold a joint venture ownership interest. There is no allowance for losses on any of the notes receivable as of December 31, 2006.

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

Intangible Assets
Our intangible assets consist of costs incurred to obtain management contracts, franchise agreements, and deferred financing fees. The cost of intangible assets is amortized to reflect the pattern of economic benefits consumed, principally on a straight-line basis over the estimated periods benefited. Management contract and franchise agreement costs are amortized over the life of the related management contract, unless circumstances indicate that the useful life is a shorter period. We currently amortize these costs over periods ranging from one to 20 years. Deferred financing fees consist of costs incurred in connection with obtaining various loans and are amortized to interest expense over the life of the underlying loan using a method which approximates the effective interest method.

Costs incurred to obtain a management contract may include payments to an owner as an incentive. These amounts are also capitalized as an intangible asset; however, they are amortized against management fee revenue over the life of the management contract using the straight-line method.

We test intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. For intangible assets related to management contracts, this may occur when we are notified by an owner that we will no longer be managing a specific property. We make estimates of the undiscounted cash flows from the expected future operations related to the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized.

Assets/Liabilities Held for Sale and Discontinued Operations
Assets and liabilities are classified as held for sale when they meet the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We believe this criteria includes reclassifying an asset or business segment to held for sale when management, having the authority to do so, has initiated an effort to dispose of the asset or business segment. Assets and liabilities held for sale consist of the assets and liabilities that will be disposed of with the sale of our corporate housing subsidiary in January 2007. Included as assets held for sale are net accounts receivable, prepaid expenses, net fixed assets and goodwill. Included as liabilities held for sale are accounts payable and accrued expenses.

We present the results of operations of an entity as discontinued operations when the operations and cash flows of the entity have been, or will be, eliminated from the ongoing operations of the Company and the entity will not have any significant continuing involvement in the operations of the Company. Discontinued operations include the operating results of our corporate housing subsidiary for the years ended December 31, 2006, 2005 and 2004 and include the operating results of the Residence Inn Pittsburgh, which was sold in September 2005, for the years ended December 31, 2005 and 2004.

Minority Interest
Minority interest represents the percentage of our subsidiary operating partnership, Interstate Operating Company, L.P., which is owned by third parties. Net income (loss) is allocated to minority interests based on their weighted average ownership percentages during the period.

Revenue Recognition
We earn revenue from our owned hotels, hotel management and related sources, and corporate housing operations. We recognize revenue from our owned hotels from rooms, food and beverage, and other operating departments as earned at the close of each business day. Our management and other fees consist of base and incentive management fees, as well as termination fees, receivable from third-party owners of hotel properties and fees for other related services we provide, primarily centralized accounting and purchasing. We recognize base fees and fees for other services as revenue when earned in accordance with the individual management contracts. Base management fees are calculated based on a percentage of the total revenue at the property. We record incentive fees in the period in which they are earned. As most of our contracts have annual incentive fee targets, we typically record incentive fees on these contracts in the last month of the annual contract period. We record termination fees as revenue when all contingencies related to the termination fees have been removed.

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

Contingencies
We are involved in various legal proceedings and tax matters. Due to their nature, such legal proceedings and tax matters involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. We assess the probability of loss for such contingencies and accrue a liability and/or disclose the relevant circumstances, as appropriate. See Note 16, “Commitments and Contingencies” for additional information.

Accounting for Income Taxes
We have accounted for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

Stock-Based Compensation
On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) using the modified prospective method. We have previously and will continue to use the Black-Scholes pricing model to estimate the value of stock options granted to employees. The adoption of SFAS 123R did not have a material impact on our results of operations or financial position as all of our unvested stock-based awards as of December 31, 2005 had previously been accounted for under the fair value method of accounting. See Note 15, “Stock-Based Compensation,” for additional information.

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

Derivative Instruments
We have entered into three interest rate cap agreements, which are considered derivative instruments, in order to manage our interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on our earnings and cash flows. We record these agreements at fair value as either assets or liabilities. Amounts paid or received under these agreements are recognized over the life of the agreements as adjustments to interest expense. If the requirements for hedge accounting are met, gains and losses from changes in the fair value of the agreements are recorded as a component of accumulated other comprehensive income (loss), net of tax. Otherwise, we recognize changes in the fair value of the agreements in the consolidated statement of operations. We do not enter into derivative financial instruments for trading or speculative purposes and monitor the financial stability and credit standing of our counterparties.

Fair Value of Financial Instruments
The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, marketable securities, notes receivable, and accounts payable, to approximate fair values of the respective assets and liabilities as of December 31, 2006 and 2005 as they are primarily short-term in nature. Our long-term debt is primarily variable rate, which is adjusted quarterly, and therefore, approximated fair value as of December 31, 2006 and 2005.

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

Recently Issued Accounting Pronouncements
In July 2006, FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the impact that FIN 48 will have on our consolidated financial statements.

In September 2006, Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” was issued. SAB 108 expresses the staff’s view regarding the process of quantifying financial statement misstatements. The interpretation provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The cumulative effects of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of the retained earnings for that year. The disclosures should include the nature and amount of each individual error being corrected in the cumulative adjustment, when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. The guidance of SAB 108 is effective for fiscal years ending after November 15, 2006. Our adoption of SAB 108 as of December 31, 2006 did not have an impact on our consolidated financial statements as we did not identify any current year or prior year misstatements.

In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement.

3.	INVESTMENTS IN AFFILIATES

Our investments in and advances to our joint ventures and affiliated companies consist of the following (in thousands, except number of hotels):

	Number of	Our Equity	December 31,	December 31,
Joint Venture	Hotels	Participation	2006	2005

MIP Lessee, L.P.	7	10.0%	$503	$2,022
CNL/IHC Partners, L.P.	3	15.0%	2,625	2,566
RQB Resort/Development Investors, LLC(1)	1	10.0%	447	2,670
True North Tesoro Property Partners, L.P.	1	15.9%	1,381	—
Amitel Holdings, LLC	6	15.0%	3,903	—
Cameron S-Sixteen Hospitality, LLC	1	10.9%	487	—
Cameron S-Sixteen Broadway, LLC	1	15.7%	1,136	—
Other	4	5.0%-50.0%	662	428

Total	24		$11,144	$7,686

(1)	The December 31, 2005 balance relates to our joint venture with Interconn Ponte Vedra Company, L.P., which held the Sawgrass Marriott Resort & Spa until July 2006.

MIP Lessee, L.P., or “MIP”
In December 2006, MIP completed the sale of its portfolio to Ashford Hospitality Inc. (“Ashford”) for $267.2 million. Upon the sale, we received distributions of approximately $6.4 million and recognized our portion of the gain on sale of approximately $5.4 million, which is recorded as part of equity in earnings (losses) of affiliates on our consolidated statement of operations. As of December 31, 2006, the joint venture continues to manage the wind-down of the operations and upon settlement of all remaining liabilities, a distribution of any remaining proceeds will be made. It is the intention of the partnership to distribute any remaining partnership capital and dissolve the partnership. At December 31, 2006, we continued to manage two of the properties on a short-term basis for the new owner.

RQB Resort/Development Investors, LLC
In July 2006, Interconn Ponte Vedra Company, L.P. (“Interconn”), of which we held a 10.0% interest, sold the Sawgrass Marriott Resort & Spa (“Sawgrass”) to RQB Resort Investors, LLC and RQB Resort Development, LLC (together, “the RQB Joint Venture”). We invested a total of $9.3 million in the RQB Joint Venture. Of this amount, $7.0 million was invested on the date of sale and the remaining $2.3 million was invested in October 2006. We are not required to contribute any additional capital or other funding to the RQB Joint Venture and will receive a preferred return of 10% per annum on our unrecovered capital. We will not otherwise participate in the profits and losses of the RQB Joint Venture. We will receive total proceeds from Interconn for our 10% interest from the disposition of Sawgrass totaling $16.5 million. As of December 31, 2006, we have received distributions of $15.3 million. We expect to receive the remaining distribution of $1.2 million in 2007. We have recognized a gain of $4.5 million on the sale which is equal to the excess of our proceeds over the carrying value of our investment in Interconn of $2.7 million and the $9.3 million investment in the RQB Joint Venture. This gain is presented in equity in earnings (losses) of affiliates on our statement of operations. The initial carrying value of our investment in the RQB Joint Venture was zero. We will employ the cost method to account for this investment. Our preferred return will be recognized as income when earned. Future operating distributions of unrecovered capital will be recorded as income when received.

Other
In June 2006, we entered into three separate joint ventures with a total investment of $6.4 million, for interests in eight hotels with more than 1,200 rooms. These investments included a $2.0 million investment to acquire a 21% interest in the True North Tesoro Partners, L.P., owner of the Doral Tesoro Hotel & Golf Club near Dallas/Ft. Worth, Texas, a $0.5 million investment to acquire a 10.9% interest in Cameron S-Sixteen Hospitality, LLC, owner of Hotel 43 (formerly The Statehouse Inn) in Boise, Idaho, and a $3.9 million investment to acquire a 15.0% interest in Amitel Holdings, LLC, owner of a portfolio of six Residence Inn by Marriott properties in and around Cleveland, Ohio. In September 2006, we received a return of our investment in True North Tesoro Property Partners, L.P. of $0.5 million as part of the planned syndication of joint venture interests. This reduced our equity investment in the joint venture to $1.4 million or 15.9%. In December 2006, we invested $1.1 million for a 15.7% interest in Cameron S-Sixteen Broadway, LLC, owner of the Courtyard by Marriott Boise.

We had related party accounts receivable from our joint venture ownership interests of $1.8 million and $1.5 million as of December 31, 2006 and 2005, respectively. We recorded related party management fees from these joint ventures of $4.8 million, $4.5 million and $7.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our equity in earnings (losses) of affiliates related to these joint ventures amounted to $9.9 million, $3.5 million and $(1.1) million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in our consolidated statements of operations.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2006	2005

Land	$10,269	$5,610
Furniture and fixtures	17,437	7,867
Building and improvements	75,566	33,161
Leasehold improvements	5,889	5,198
Computer equipment	4,978	9,038
Software	12,244	12,298

Total	$126,383	$73,172
Less accumulated depreciation	(22,488)	(21,102)

Property and equipment, net	$103,895	$52,070

Wholly-owned hotel properties	4	2
Wholly-owned hotel rooms	963	524

5.	GOODWILL

As part of the purchase accounting for the MeriStar-Interstate merger in 2002, we recorded $92.1 million of goodwill. In October, 2004, we purchased Sunstone Hotel Properties, Inc, or “Sunstone.” The purchase price was $8.0 million, of which $4.7 million was allocated to goodwill. In 2006, we decreased goodwill by $13.3 million when we reduced the valuation allowance on our deferred tax assets for net operating losses that existed at the date of our merger with Old Interstate. The relief of the valuation was charged against goodwill in accordance with SFAS No. 109, “Accounting for Income Taxes.” See Note 20, “Income Taxes” for a full discussion of our income taxes. We have reclassified $9.9 million of goodwill associated with our corporate housing subsidiary to assets held for sale in our consolidated balance sheets as of December 31, 2006, as we concluded on our intent to sell the subsidiary in December 2006. The carrying amount of goodwill was $73.7 million and $96.8 million as of December 31, 2006 and 2005, respectively.

We evaluate goodwill annually during the fourth quarter for impairment. However, when circumstances warrant, we will assess the valuation of our goodwill more frequently. Due to the significant loss of management contracts during 2006, we also evaluated goodwill for impairment in the first and third quarters, in addition to our annual test. We concluded for each evaluation of goodwill that there was no impairment. This was primarily due to the increase in our operating income from our portfolio of managed hotels as we, and the hotel industry as a whole, continued to have strong year-over-year results. Although the number of hotels we manage has decreased over the past several years, we have generated higher management fee revenue in each of the past two years. In addition, our carrying value related to intangible assets decreased by $14.5 million from December 31, 2005 to December 31, 2006, primarily due to the $13.2 million of asset impairments related to management contracts. The decrease in intangible assets lowered the overall carrying value of our hotel management reporting unit, which the estimated fair value of the reporting unit is compared to in order to determine if there is a potential impairment of goodwill. Our goodwill analysis was based on future cash flow projections. These projections were based on assumptions made by management, which we believe to be reasonable.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2006	2005

Management contracts	$35,940	$49,902
Franchise fees	1,620	1,226
Deferred financing fees	2,538	2,339

Total	40,098	53,467
Less accumulated amortization	(9,890)	(8,759)

Intangible assets, net	$30,208	$44,708

The majority of our management contract costs were identified as intangible assets at the time of the merger in 2002 and through the purchase of Sunstone in 2004, as part of the purchase accounting for each transaction. We also capitalize direct costs, such as legal fees and other external costs, which are incurred to acquire new management contracts. We amortize the value of our intangible assets, except goodwill, which all have definite useful lives, over their estimated useful lives, which generally correspond with the expected terms of the associated management, franchise, or financing agreements. During the year ended December 31, 2006, we recognized impairment losses of $8.3 million related to management contract costs for 18 properties sold by MeriStar during the first quarter, $3.9 million for eight Blackstone properties terminated in 2006, $0.7 million for 15 Sunstone REIT properties sold during 2006 and $0.3 million for various other properties. We also capitalized an additional $1.9 million in management contract costs in 2006.

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $2.5 million, $3.1 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. We also incurred amortization expense related to deferred financing fees of $0.8 million, $0.8 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. In the first quarter of 2005, $1.8 million of deferred financing fees was amortized in connection with the refinancing of our Credit Facility and repayment of our subordinated term loan. Amortization of deferred financing fees is included in interest expense.

We evaluate our capitalized management contracts for impairment when circumstances warrant. When we receive notification that a management contract will be terminated prematurely, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. In May 2006, Blackstone acquired MeriStar. As of December 31, 2006, we do not believe the carrying value of $18.8 million associated with the remaining Blackstone management contracts is impaired, as the obligations and duties under those contracts, including the payment of termination fees, were assumed by Blackstone. We have also reviewed the current estimated economic and depreciable lives for all intangible management contracts. We have determined that as of December 31, 2006, the current remaining estimated economic lives of the underlying management contracts for the remaining Blackstone properties should be revised from 25 years to approximately four years. We determined the effective life was different under Blackstone as, although the contracts were transferred with all rights and responsibilities in place when they purchased MeriStar, Blackstone has initiated plans to sell most of the portfolio of hotels within five years and has taken over management or executed sales of seven hotels as of December 31, 2006. Based on these facts, we believe it is unlikely Blackstone will own any of the hotels beyond the term of the original management contracts, which expire in December 2010. This change in estimate occurred in December 2006 and is being applied prospectively. We will continue to assess the recorded value of those management contracts and their related amortization periods as circumstances warrant.

Our estimated amortization expense for the next five years is expected to be as follows:

2007	$5,942
2008	$5,212
2009	$4,944
2010	$4,901
2011	$1,984

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005

Salaries and employee related benefits	$24,895	$34,234
Other	43,500	36,113

	$68,395	$70,347

No individual amounts in “Other” represent more than 5% of current liabilities.

8.	LONG-TERM DEBT

Our long-term debt consists of the following:

	December 31,
	2006	2005

Senior credit facility — term loan	$40,526	$45,526
Senior credit facility — revolving loan	—	20,526
Mortgage debt	43,700	19,000

Total long-term debt	84,226	85,052
Less current portion	(3,750)	(3,750)

Long-term debt, net of current portion	$80,476	$81,302

Senior Credit Facility
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

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of December 31, 2006, based on those financial tests, borrowings under the revolving loan bore interest at the 30-day LIBOR rate plus 325 basis points (a rate of 8.6% per annum) and borrowings under the term loan bore interest at the 30-day LIBOR plus 450 basis points (a rate of 9.9% per annum). We incurred interest expense of $5.8 million, $6.1 million and $2.4 million on the senior credit facilities for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that require the maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. In connection with the purchase of the Hilton Concord hotel, we entered into amendments to the Credit Facility in February 2005 and May 2005 in order to modify certain liquidity covenants that we would have otherwise failed pursuant to the purchase of the hotel. The acquisition of the Hilton Arlington in October 2006 did not adversely impact our compliance with these loan covenants. At December 31, 2006, we were in compliance with the covenants of the Credit Facility.

Mortgage Debt
The following table summarizes our mortgage debt as of December 31, 2006:

	Principal	Maturity	Spread over	Interest Rate as of
	Amount	Date(1)	30-Day LIBOR	December 31, 2006

Hilton Arlington	$24.7 million	November 2009	135 bps	6.7%
Hilton Concord(2)	$19.0 million	March 2008	225 bps	7.6%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

(2)	In March 2007, we notified the lender of our intention to repay this entire mortgage loan in April 2007.

We incurred interest expense on these mortgage loans of $1.8 million and $1.0 million for the twelve months ended December 31, 2006 and 2005, respectively. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1% is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made in the third year.

Interest Rate Caps
We have entered into three interest rate cap agreements in order to provide an economic hedge against the potential effect of future interest rate fluctuations. In October 2006, we entered into a $24.7 million, three-year interest rate cap agreement in conjunction with our mortgage loan associated with the purchase of the Hilton Arlington. The interest rate agreement caps the 30-day LIBOR at 7.25% and is scheduled to mature on November 19, 2009. In March 2005, we entered into a $55.0 million, three-year interest rate cap agreement related to our Credit Facility. The interest rate agreement caps the 30-day LIBOR at 5.75% per annum and is scheduled to mature on January 14, 2008. In February 2005, we entered into a $19.0 million, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord. The interest rate agreement caps the 30-day LIBOR at 6.65% per annum and is scheduled to mature on March 1, 2008.

At December 31, 2006, the total fair value of these interest rate cap agreements was approximately $17,000. The change in fair value for these interest rate cap agreements is recognized in the consolidated statement of operations.

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

	Year-to-date Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Income/		Per Share	Income/		Per Share	Income/		Per Share
In thousands, except per share amounts	(Loss)	Shares	Amount	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Income (loss) from continuing operations	$26,716	31,122	$0.86	$8,786	30,522	$0.29	$(1,584)	30,328	$(0.05)
Income (loss) from discontinued operations, net of tax	3,063	—	0.10	4,091	—	0.13	(4,079)	—	(0.14)

Basic net income (loss)	$29,779	31,122	$0.96	$12,877	30,522	$0.42	$(5,663)	30,328	$(0.19)
Assuming exercise of all outstanding employee stock options less shares repurchased at average market price	—	266	(0.01)	—	122	—	—	—	—
Assuming vesting of all outstanding restricted stock	—	171	(0.01)	—	181	—	—	—	—

Diluted net income (loss)	$29,779	31,559	$0.94	$12,877	30,825	$0.42	$(5,663)	30,328	$(0.19)

10.	SEGMENT INFORMATION

We are organized into two reportable segments: hotel management and hotel ownership (through whole-ownership and joint ventures). A third reportable segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet and its affiliated subsidiaries. Based on our acquisition of two hotels in 2005, hotel ownership was required to be classified as a separate reportable segment due to its significance. Each segment is managed separately because of its distinctive economic characteristics. Reimbursable expenses, classified as “other revenue and expenses from managed properties” on the statement of operations, are not included as part of this segment analysis. These reimbursable expenses are all part of the hotel management segment.

Hotel management includes the operations related to our managed properties, our purchasing, construction and design subsidiary and our insurance subsidiary. Revenue for this segment consist of “management fees” (which includes $3.2 million of business interruption proceeds for the year ended December 31, 2006), “termination fees” and “other” from our consolidated statement of operations. Our insurance subsidiary, as part of the hotel management segment, provides a layer of reinsurance for property, casualty, auto and employment practices liability coverage to our hotel owners.

Hotel ownership includes our wholly-owned hotels and joint venture investments. For the hotel ownership segment presentation, we have allocated internal management fee expense of $0.8 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively, to wholly-owned hotels. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Corporate is not actually a reportable segment but rather includes costs that do not specifically relate to any other single segment of our business. Corporate includes expenses related to our public company structure, certain restructuring charges, Board of Directors costs, audit fees, unallocated corporate interest expense and an allocation for rent and legal expenses. Corporate assets include the Company’s cash accounts, deferred tax assets, deferred financing fees and various other corporate assets.

Due to the sale of our third reportable segment, corporate housing, in January 2007, the operations of this segment are included as part of discontinued operations on the consolidated statement of operations for all periods presented. The assets related to this segment have been presented as assets held for sale on the consolidated balance sheet as of

December 31, 2006. The assets of our corporate housing segment of $28.4 million, $26.7 million and $28.7 million as of December 31, 2006, 2005 and 2004, respectively, are included within the corporate assets in the segment presentation below. As the corporate housing segment was sold, we have not presented it as part of the segment presentation below. See Note 13, “Acquisitions and Dispositions” for more information on the disposition of the segment.

Capital expenditures includes the “acquisition of subsidiary”, “acquisition of hotels” and “purchases of property and equipment” line items from our cash flow statement. All amounts presented are in thousands.

	Hotel	Hotel
	Management	Ownership	Corporate	Consolidated

2006
Revenue	$112,754	$27,927	$—	$140,681
Depreciation and amortization	3,823	2,441	457	6,721
Operating expense	66,637	21,608	5,064	93,309

Operating income (loss)	42,294	3,878	(5,521)	40,651
Interest expense, net	—	(1,901)	(4,560)	(6,461)
Equity in earnings of affiliates	—	9,858	—	9,858
Other gains	—	—	162	162

Income before minority interests and income taxes	$42,294	$11,835	$(9,919)	$44,210

Total assets	$148,064	$115,225	$70,401	$333,690
Capital expenditures	$1,498	$55,554	$370	$57,422
2005
Revenue	$89,013	$12,638	$—	$101,651
Depreciation and amortization	6,113	1,171	756	8,040
Operating expense	58,000	11,261	8,255	77,516

Operating income (loss)	24,900	206	(9,011)	16,095
Interest expense, net	—	(1,093)	(7,878)	(8,971)
Equity in losses of affiliates	—	3,492	—	3,492
Other gains	—	4,326	332	4,658

Income before minority interests and income taxes	$24,900	$6,931	$(16,557)	$15,274

Total assets	$181,899	$54,999	$56,182	$293,080
Capital expenditures	$1,050	$45,475	$246	$46,771
2004
Revenue	$78,091	$—	$—	$78,091
Depreciation and amortization	6,897	—	850	7,747
Operating expense	51,239	1,101	11,056	63,396

Operating income (loss)	19,955	(1,101)	(11,906)	6,948
Interest expense, net	—	—	(7,441)	(7,441)
Equity in losses of affiliates	—	(1,056)	—	(1,056)

Income before minority interests and income taxes	$19,955	$(2,157)	$(19,347)	$(1,549)

Total assets	$184,200	$22,180	$69,442	$275,822
Capital expenditures	$9,282	$6	$321	$9,609

Revenues from continuing foreign operations (excluding reimbursable expenses) were as follows (1):

	2006	2005	2004

Canada	$513	$780	$1,062
Russia	$9,595	$8,189	$6,605

(1)	BridgeStreet revenues from the United Kingdom and France were $36.7 million and $2.6 million, $29.5 million and $2.0 million and $24.5 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. BridgeStreet revenues from Canada were $2.2 million for the year ended 2004. These revenues have been classified as discontinued operations on the consolidated statement of operations for the related periods.

A significant portion of our managed properties and management fees are derived from five owners. This group of owners represents 61.9% of our managed properties as of December 31, 2006 and 62.5% of our base and incentive management fees (including $3.2 million of business interruption proceeds) for the year ended December 31, 2006. As of December 31, 2006, we managed 37 hotels for Blackstone, 37 hotels and two ancillary service centers for Sunstone, and three hotels in Moscow for a single owner. The total management fees for all MeriStar/Blackstone properties (including $3.2 million of business interruption proceeds) accounted for $20.3 million, or 27.0% of management fees in 2006, while the Sunstone properties accounted for $10.0 million, or 13.3% of total management fees in 2006. The total management fees for the three hotels in Moscow accounted for 12.7% of total management fees in 2006.

Included in discontinued operations are the operating results of: (1) BridgeStreet, our corporate housing subsidiary, which was disposed of in January 2007, (2) the Pittsburgh Airport Residence Inn by Marriott, which was disposed of in September 2005, and (3) the Toronto operations of our corporate housing division, which was disposed of in June 2004. See Note 13, “Acquisitions and Dispositions” for information related to the results of these operations.

11.	RESTRUCTURING EXPENSES

Severance to Former CEOs and other Corporate Personnel
Restructuring expenses for the years ended December 31, 2005 and 2004 were $2.0 million and $3.9 million, with no similar expenses in 2006. In 2005, approximately $1.8 million related to our former chief executive officer, Steven D. Jorns. In 2004, we incurred severance costs of approximately $3.3 million, related to our former chief executive officer, Paul Whetsell, as discussed below. In addition during 2004 we incurred of $0.6 million of severance charges for former personnel, exclusive of our former chief executive officer, previously discussed.

Effective March 31, 2004, we and our chairman, Paul W. Whetsell entered into an agreement to conclude his employment as our chief executive officer. Pursuant to the agreement, Mr. Whetsell was granted 250,000 restricted stock awards, with a market value of $5.82 per share and paid $0.1 million in cash. The terms of 157,000 restricted stock awards previously granted and unvested were also modified. In addition, in exchange for Mr. Whetsell’s agreement to accept the payment in stock rather than cash, we agreed to reimburse him for taxes he incurred with respect to the stock as the restrictions on the stock lapse. The total cost of the severance payment, based on the value of the stock on April  2, 2004 and our liability for Mr. Whetsell’s taxes based on the value of the stock as of that date, was approximately $3.3 million. As the shares were granted in lieu of a contractually required cash severance payment, Mr. Whetsell was not required to perform any additional services to earn the stock. Consequently, we recorded the entire severance amount in the second quarter of 2004. Due to time-vesting restrictions on the awards granted, the majority of the shares became fully vested between 2004 and 2006. The remaining 83,000 shares will become fully vested in April 2007.

12.	ASSET IMPAIRMENTS AND WRITE-OFFS

These charges consist of the following:

	Years Ended December 31,
	2006	2005	2004

Management contract costs	$13,214	$4,720	$7,260
Investment in and advances to affiliates	—	—	1,101
Other	—	863	561

Total	$13,214	$5,583	$8,922

Management Contract Costs
The majority of our management contract intangible assets were recorded at the time of the Interstate-MeriStar merger in 2002 as part of the purchase price allocation. We also capitalize direct costs, such as legal fees and other external costs, which are incurred to acquire new management contracts. These costs are amortized on a straight-line basis over the life of the management contract. In the event that the management contract is terminated early, the unamortized management contract costs are impaired. These management contract costs are included as part of the hotel management reporting unit.

In 2006, management contract impairment losses primarily consisted of $8.3 million for the termination of management contracts of 18 MeriStar properties that were sold during the first quarter; $3.9 million for eight Blackstone properties terminated in 2006 and 2007; $0.7 million resulting from the loss of 15 properties sold by Sunstone REIT; and $0.3 million associated with the loss of eight other management contracts. During 2005, we recorded a loss of $3.8 million for ten properties sold by MeriStar; $0.3 million for four hotels sold by Sunstone REIT; and $0.6 million related to other hotels sold by various owners. In 2004, we recorded a loss of $7.2 million related to the 21 properties sold by MeriStar and $0.1 million related to other terminated contracts.

Investment In and Advances to Affiliates
During the first quarter of 2004, we determined our investment in MIP Lessee, L.P. was impaired based on purchase offers the partnership received on two of the joint venture’s hotels and recorded an impairment charge of $0.6 million. In addition, we impaired our remaining investment of $0.5 million in the joint venture that owns the Residence Inn Houston Astrodome Medical Center as the hotel was under-performing and the joint venture was notified that it had defaulted on its bank loan.

Other
In 2005, we had been attempting to form a real estate investment fund with a group of institutional investors. We concluded that other investment vehicles may be more appropriate for the Company. Accordingly, we decided not to proceed with this particular investment fund and expensed $0.9 million of costs related to it.

During 2004, we pursued a merger with a company that owns a portfolio of hotels. We incurred approximately $0.5 million of legal fees and due diligence costs related to this potential merger. These costs were expensed in June 2004 when we determined that the merger would not be consummated.

13.	ACQUISITION AND DISPOSITIONS

Acquisitions
On October 17, 2006, we acquired the 308-room Hilton Arlington located in Texas, from affiliates of Blackstone. The acquisition cost was $37.0 million, including normal and customary closing costs. On the date of the acquisition, Blackstone owed us $14.6 million, on a present value basis, for unpaid termination fees from the termination of this management contract and 48 others. We received credit for these unpaid termination fees at closing. We financed the remainder of the purchase through a non-recourse mortgage loan of $24.7 million. From October 17, 2006 to December 31, 2006, hotel revenues and operating income of $2.5 million and $0.2 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows:

Land	$3,284
Buildings and improvements	28,125
Furniture and fixtures	5,929
Intangible assets	354
Working capital	(669)

Total	$37,023

On June 27, 2006, we acquired the 131-room Hilton Garden Inn Baton Rouge Airport in Louisiana. The acquisition cost was $14.5 million, including normal and customary closing costs. We financed the purchase through borrowings on our Credit Facility and available cash. From June 27, 2006 to December 31, 2006, hotel revenues and operating income of $2.3 million and $0.5 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows:

Land	$1,375
Buildings and improvements	12,087
Furniture and fixtures	1,022
Working capital	44

Total	$14,528

On November 21, 2005, we acquired the 195-room Hilton Durham hotel near Duke University. The acquisition cost was $14.1 million including normal and customary closing costs. We financed the purchase through borrowings on our Credit Facility and available cash. From November 21, 2005 to December 31, 2005, hotel revenues of $0.5 million and an operating loss of $40,000, respectively, have been included in our statement of operations. The acquisition cost of the hotel was allocated to property and equipment.

On February 11, 2005, we acquired the 329-room Hilton Concord hotel located in the East Bay area near San Francisco, California. The acquisition cost was $30.0 million, including normal and customary closing costs. We financed the purchase through borrowings on our credit facility and a $19.0 million mortgage. From February 11, 2005 to December 31, 2005, hotel revenues and operating income of $12.2 million and $1.6 million, respectively, have been included in our statement of operations. The acquisition cost of the hotel was allocated as follows:

Land	$4,700
Building and improvements	23,235
Furniture and fixtures	2,000
Working capital	105

Total	$30,040

On October 26, 2004, we entered into a Stock Purchase Agreement with Sunstone REIT to acquire Sunstone, a hotel management company. In connection with the acquisition, Sunstone entered into new management contracts with respect to 52 hotels and two ancillary service centers previously managed by Sunstone, 50 of which were owned by Sunstone REIT and its affiliates. As of December 31, 2006 our Sunstone subsidiary managed 37 hotels and two ancillary service centers. From the purchase price of $8.0 million, $4.7 million was allocated to goodwill, $4.7 million was allocated to management contracts and we recognized a deferred tax liability of $1.3 million. The purchase price was financed with available cash and a $2.0 million note, which was repaid prior to its maturity date of December 31, 2005.

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

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Pro forma lodging revenues	$13,804	$11,740
Pro forma management and termination fee revenues	$77,873	$69,475
Pro forma net income (loss)	$12,767	$(4,688)
Pro forma diluted earnings (loss) per share	$0.41	$(0.16)

Dispositions
On January 26, 2007, we sold our BridgeStreet corporate housing subsidiary for total proceeds of approximately $40.5 million in cash. Our corporate housing business had been classified as its own reportable segment. We classified the assets and liabilities relating to this subsidiary as held for sale in our consolidated balance sheet as detailed in the following table:

December 31, 2006

Accounts receivable, net	$8,064
Prepaid expenses and other current assets	8,247
Property and equipment, net	2,214
Goodwill	9,858

Total assets held for sale	$28,383
Accounts payable	2,498
Accrued expenses	7,765

Total liabilities held for sale	$10,263

The operations of the corporate housing subsidiary have been classified as discontinued operations in our consolidated statement of operations for all periods presented. The following table summarizes operating results and our segment reporting of our corporate housing subsidiary:

	Year Ended December 31,
	2006	2005	2004

Revenue	$134,057	$120,519	$110,620
Depreciation and amortization	1,533	1,101	1,452
Operating expense	127,927	116,206	110,444

Operating income (loss)	$4,597	$3,212	$(1,276)
Interest expense	19	—	—

Income (loss) before minority interest and taxes	$4,578	$3,212	$(1,276)
Income tax (expenses) benefit	(1,515)	(1,012)	402

Income (loss) from discontinued operations, net of taxes	$3,063	$2,200	$(874)

The operating statistics related to our corporate housing division were as follows:

	As of December 31,			Percent Change
	2006	2005	2004	’06 vs. ’05	’05 vs. ’04

Corporate Housing
Number of markets	17	17	17	—	—
Average number of units	3,182	3,129	3,257	1.7%	(3.9)%
ADR	$121.00	$110.41	$103.21	9.6%	7.0%
Occupancy	92.1%	92.2%	89.1%	(0.1)%	3.5%

On September 7, 2005, we sold the Pittsburgh Airport Residence Inn by Marriott for $11.0 million and recognized a gain on sale of $2.5 million. The following table summarizes the revenues and income before taxes of the hotel and the related gain on the sale of the hotel:

	Year Ended December 31,
	2005	2004

Revenue	$2,345	$3,281
Income (loss) before taxes	3,152	(2,248)
Income (loss) from discontinued operations, net of taxes	1,891	(1,461)

In June 2004, we completed the disposal of BridgeStreet Canada, Inc., our corporate housing operation in Toronto. The Toronto operation had incurred operating losses, primarily due to long-term lease commitments that did not allow us to adjust our inventory as demand changed. In exchange for the Toronto operation, the buyer assumed our obligations, including the long-term lease commitments. We recorded approximately $0.7 million in costs associated with this disposal, which was primarily comprised of fixed asset write-offs, severance expenses and closing costs. These operations are presented as discontinued operations in our consolidated statements of operations and are comprised of the following:

Year Ended
December 31, 2004

Revenue	$2,233
Loss before taxes	(1,237)
Loss from discontinued operations, net of taxes	(1,744)

14.	RELATED-PARTY TRANSACTIONS

Transactions with MeriStar Prior to its Acquisition by Blackstone
On May 2, 2006, an affiliate of The Blackstone Group acquired Meristar. Meristar had previously been considered a related party, as our Chairman of the Board, Paul Whetsell, was also the CEO of MeriStar. Mr. Whetsell did not become part of the Blackstone management team, and we do not consider Blackstone to be a related party. As such, the line items “due from related parties” on our consolidated balance sheet and “management fees — related parties” and “termination fees — related parties” on our consolidated statement of operations do not include any amounts associated with Blackstone at December 31, 2006 and for the period from May 2, 2006 through December 31, 2006, although fees received from Meristar prior to May 2, 2006 continue to be included in “management fees — related parties” and “termination fees — related parties.” Our management agreements for the hotels Blackstone acquired as a result of the transaction are currently in place and were not affected by the transaction, as the rights and duties (including with respect to budget setting, asset management and termination) under those contracts were assumed by Blackstone.

On May 2, 2006, we managed 44 properties owned by MeriStar. We recorded $14.6 million, $23.9 million, and $23.8 million in management and termination fees from MeriStar for the years ended December 31, 2006, 2005, and 2004, respectively.

We incurred day to day operating costs which were shared with and reimbursed by MeriStar. The balance due from MeriStar as of December 31, 2005 and 2004 was $5.1 million and $10.9 million, respectively. These amounts included management fees for each hotel and reimbursements for insurance, employee benefits, sales and marketing expenses, other miscellaneous operating expenses and information technology services for the hotels and corporate office. All amounts have been paid.

Corporate-Level Transactions with Directors
Interstate Operating Company, L.P. (formerly known as MeriStar H&R Operating Company, L.P.), our subsidiary operating partnership, of which we are the general partner, indirectly holds a substantial portion of all of our assets. On July 31, 2002, MeriStar H&R Operating Company, L.P. entered into a Senior Secured Credit Agreement, for a maximum amount of $113 million with Lehman Brothers and various other lenders and other parties. Lehman Brothers, Inc. was the joint lead arranger, book runner and co- syndication agent. At the time of the transaction, two of our directors were employed by Lehman Brothers, Inc. (one of whom continues to serve as a director). On January 14, 2005, we entered into our Credit Facility with various lenders. The Credit Facility replaced our prior senior secured credit facility and Lehman Brothers is not affiliated with the new facility.

In January 2003, we entered into a $40 million subordinated term loan with Lehman Commercial Paper, Inc., an affiliate of Lehman Brothers Inc. The two directors mentioned above were also employed at the time of this transaction. On January 14, 2005, we used a portion of the proceeds from our Credit Facility to payoff the subordinated term loan.

We hold a non-controlling 0.5% general partnership interest and a non-controlling 9.5% limited partnership interest in MIP Lessee, L.P., a joint venture between entities related to Oak Hill Capital Partners, L.P. and us. MIP Lessee owned seven full-service hotels. The joint venture had outstanding borrowings of $143.7 million of non-recourse loans from Lehman Brothers Holdings Inc., an entity related to Lehman Brothers Inc., as of December 31, 2004. MeriStar has a $40 million investment in the joint venture. The non-recourse loans from Lehman Brothers Holdings Inc. were refinanced in February 2005 with a new debt facility with which Lehman is not affiliated. In December 2006, the properties in the joint venture were sold. We continue to have an interest in the joint venture during the wind down period, which is expected to end in 2007. We recorded management fees of approximately $1.9 million, $1.8 million and $3.0 million for the years ended December 31, 2006, 2005 and 2004, from the seven hotels managed for this joint venture.

We had 78,431 preferred units outstanding in our subsidiary operating partnership, which were held by an affiliate of Mr. Khimji, one of our directors at the time. On May 3, 2004, we redeemed all 78,431 preferred units for cash consideration at a redemption price of $16.70 per unit, totaling $1.3 million. Mr. Khimji ceased being a director in June 2005.

Property-Level Transactions with Directors
We held a 49.5% non-controlling equity interest in two limited partnerships that owned seven Marriott-branded hotels and one Hampton Inn hotel for which we made a total investment of approximately $8.7 million. FelCor owned the remaining 50.5% of the partnerships. We also entered into a $4.2 million non-recourse promissory note with FelCor. The note was collateralized solely by our equity interest in the JV and provided for repayments only to be made to the extent the it made distributions to us. The partnerships borrowed an aggregate of $52.3 million of non-recourse loans from Lehman Brothers Bank, FSB, an entity related to Lehman Brothers Inc. These borrowings are secured by the partnerships’ hotels.

In March 2005, the lenders, with the JV’s acquiescence, initiated foreclosure proceedings, which were completed in September 2005. We have confirmed with FelCor that they do not intend to foreclose on the collateral of this note as it is now worthless and that they do not expect payment of this note except to the extent that the JV would make any future distributions to us. The JV no longer holds title to any of the hotel assets and has no other operations from which to generate cash. Accordingly, we have derecognized the liability. The derecognition of the remaining principal of $3.7 million and $0.7 million of accrued interest is recorded as an ordinary gain for the extinguishment of debt of $4.3 million in our statement of operations.

We held a 25% non-controlling equity interest in and managed the Houston Astrodome/Medical Center Residence Inn by Marriott in Houston, Texas. Mr. Alibhai, one of our directors, held a 22.5% ownership interest in the hotel. The hotel was sold in December 2005 and we recorded a gain and received proceeds on our portion of the sale of $1.1 million.

In March 2005, we entered into management contracts for 22 hotels owned by a private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings. Highgate Holdings was affiliated with three of our Board of Directors at the time of the transaction and is currently affiliated with one. We were notified in early 2006 that we would be terminated as the manager and Highgate Holdings would begin managing all but one of the properties. The 21 properties which we have ceased to manage accounted for approximately $0.8 million in management fees for the twelve months ended December 31, 2006. During 2005, we earned management fees of $3.1 million related to the properties in this fund.

For the years ended December 31, 2006, 2005 and 2004, our managed hotels classified as related parties included those owned by MeriStar (until it was purchased by Blackstone on May 2, 2006) and those in our real estate joint ventures. Total management fees from related parties amounted to $13.3 million, $22.3 million and $26.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Termination fees from related parties amount to $6.1 million, $5.8 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004.

In January 2007, we were selected to manage two Boston-area hotels recently acquired by affiliates of CapStar Hotel Company LLC, which we refer to “CapStar” a newly formed hotel investment company. The two hotels are the 143-room Copley Square Hotel in Boston and the 148-room Hilton Garden Inn in Waltham. We will also oversee a major renovation of the Copley Square property to bring it to four-star status. Paul Whetsell, the Chairman of our Board, is the founder and CEO of CapStar Hotel Company LLC. We sublet space in our corporate office and perform accounting and administrative services for CapStar pursuant to a shared-services agreement.

15.	STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” We adopted SFAS No. 123R on January 1, 2006 using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 for employee stock-based awards granted, modified or settled on or after January 1, 2003 and recorded compensation expense based on the fair value of the stock-based awards at the date of grant. All stock-based awards granted in fiscal years prior to 2003, which were accounted for under the intrinsic value method, were fully vested as of December 31, 2005. If we had applied the fair value method to all awards granted prior to January 1, 2003, it would have had no impact on diluted earnings per share for the fiscal years ended 2004 and 2005. In addition, the adoption of SFAS No. 123R had no effect on the compensation cost which we have recorded related to stock-based awards, net income and basic and dilutive earnings per share for the year ended December 31, 2006.

Results for prior periods have not been restated. We do not consider the accounting for our stock-based awards to be a critical accounting policy as the related amounts are not significant to our consolidated balance sheet and statement of operations.

We maintain two stock-based compensation plans, under which, we may award to officer, key employees and non-employee directors options to purchase our common stock and restricted shares of our common stock. The Employee Incentive Plan authorizes us to issue and award stock options and restricted shares for up to 15% of the number of outstanding share of our common stock. We may grant awards under the plan to officers and other key employees. The Director’s Plan authorizes us to issue and award options for up to 500,000 shares of common stock for non-employee directors. These stock-based awards typically vest in three annual installments beginning on the date of grant and on subsequent anniversaries, assuming the continued employment of the recipient. Options granted under the plans are exercisable for ten years from the grant date. Restricted stock awards require no payment from the recipient. At December 31, 2006, approximately 2.3 million and 0.3 million shares of common stock were available for future grants under the Employee Incentive Plan and the Director’s Plan, respectively.

For stock subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. The stock-based compensation expense for stock option grants was $0.1 million, $0.3 million and $0.3 million for 2006, 2005 and 2004, respectively. The stock-based compensation expense for restricted stock grants was $0.9 million, $1.2 million and $3.8 million for 2006, 2005 and 2004, respectively.

As of December 31, 2006, there was $1.4 million of unrecognized compensation cost related to unvested stock awards granted under the compensation plans noted above. The cost is expected to be recognized through the second quarter of 2009 with a weighted-average recognition period of two years.

In calculating the compensation expense for options granted, we have estimated the fair value of each grant issued through December 31, 2006 using the Black-Scholes option-pricing model. The fair value of stock options granted have been calculated based on the stock price on the date of the option grant, the exercise price of the option and the following assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience. These assumptions are the weighted-average of the assumptions used for all grants which occurred during the respective fiscal year.

	2006	2005	2004

Expected volatility	31.1%	31.0%	35.0%
Risk-free interest rate	5.1%	4.1%	2.2%
Expected life of options	6.0 years	3.5 years	3.2 years
Expected dividend yield	0%	0%	0%
Forfeiture rate	2.0%	N/A	N/A

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We use the historical volatility over the expected life of the option to estimate expected volatility.

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

Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on past turnover data with further consideration given to the level of the employees to whom the options were granted. A forfeiture rate was not part of the assumptions for 2005 and 2004 as it was not required under SFAS No. 123. During 2006, the majority of our forfeited shares were from fully vested options and as such, had no effect on our forfeiture rate.

A summary of option activity under the equity-based compensation plans as of December 31, 2006, and changes during the twelve months then ended is as follows:

			Aggregate
	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price/Share	Value

Options outstanding at December 31, 2005	1,614,421	$6.75
Granted	72,500	$6.17
Exercised	(717,958)	$4.14
Forfeited	(473,550)	$10.64

Options outstanding at December 31, 2006	495,413	$6.81	$1,132,000

Options exercisable at December 31, 2006	382,919	$7.14	$930,000

The weighted average grant-date fair value of options granted was $2.71, $1.38 and $1.65 per share in 2006, 2005 and 2004, respectively. The total intrinsic value of stock options exercised was $2.4 million, $0.1 million and $0.4 million in 2006, 2005 and 2004, respectively. The weighted average remaining contractual life for all options outstanding and all options exercisable under these plans at December 31, 2006 was 5.3 years.

Cash received from options exercised was $3.0 million, $0.1 million and $0.8 million in 2006, 2005 and 2004, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.9 million in 2006 and was immaterial for both 2005 and 2004 due to limited option exercise activity.

A summary of the restricted stock activity under the equity-based compensation plans as of December 31, 2006, and changes during the twelve months then ended is as follows:

		Weighted
		Average
	Number of	Grant-
	Restricted	Date Fair
	Shares	Value

Unvested at December 31, 2005	228,657	$4.65
Granted	273,000	$5.60
Vested	(156,856)	$4.72
Forfeited	(18,224)	$4.37

Unvested at December 31, 2006	326,577	$5.40

The total intrinsic value of restricted stock which vested during the twelve months ended December 31, 2006 was approximately $0.8 million.

16.	COMMITMENTS AND CONTINGENCIES

Insurance Matters
As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of December 31, 2006, only 57 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on the information, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. The amount of our receivable exceeds the dividend amounts claimed by the prior carrier. We have reserved the amount of the excess given the financial condition of the carrier. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly, there was no effect on the statement of operations in 2005 or 2006. We will aggressively pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with them regarding the contractual amounts due to us. To the extent we do not collect sufficiently on our receivable and pay amounts that we have been invoiced, we will vigorously attempt to recover any additional amounts from our owners.

Leases
Rent expense under leases for office space amounted to $2.9 million, $3.3 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004. Future minimum lease payments required under these operating leases as of December 31, 2006 were as follows:

2007	$3,553
2008	3,022
2009	2,968
2010	3,051
2011	3,136
Thereafter	5,419

Total	$21,149

The operating lease obligations shown in the table above have not been reduced by non-cancelable subleases related to our corporate office space (see below for details). We remain secondarily liable under this lease in the event that the sub-lessee defaults under the sublease terms. We do not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements. We expect to receive minimum payments under this sublease as follows:

2007	$1,090
2008	1,133
2009	1,179
2010	1,226
2011	1,275
Thereafter	2,239

Total	$8,142

In August 2005, we entered into an agreement to sublease 34,700 square feet of our office space to a third party, effective November 2005. As our remaining office space after the sublease was not adequate for our existing office space needs, we have subleased an additional 16,200 square feet of office space from MeriStar (now Blackstone), also effective November 2005. The subleases end in August 2013, which corresponds to the end of our original lease agreement. They are being accounted for as operating leases. The net annual rent related to the subleases was initially $0.5 million, increasing by 4% per annum. The subleases also include an abatement of the first nine and twelve monthly installments of rent for the MeriStar and third party subleases, respectively. We expect to save approximately $4.3 million in rent payments over the term of the respective lease and subleases as a result of this transaction.

Commitments Related to Management Agreements and Hotel Ownership
Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $4.0 million to these hotel owners in the form of investments or loans. The timing of future investments or working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion. We are also required to fund up to $0.6 million in the event of cost overruns in excess of 110% of the projected budgeted costs, as defined in the relevant management agreement, for the development of certain hotels related to one of our joint venture interests.

In connection with our owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of December 31, 2006, the Hilton Concord, Hilton Durham, and Hilton Arlington had plans in effect with remaining expected costs to complete of approximately $0.6 million, $0.2 million, and $2.3 million, respectively.

Letters of Credit
As of December 31, 2006, we had a $1.5 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2007. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, Butterfield Bank has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on the consolidated balance sheet. We also have a $0.8 million letter of credit outstanding in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. The letter of credit expires on June 2, 2007. We are required by the insurance carrier to deliver the letter of credit to cover its risk in the event the properties default on their required payments related to the surety bonds.

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

17.	STOCKHOLDERS’ EQUITY AND MINORITY INTERESTS

Common Stock
As of December 31, 2005, 30,609,935 common shares were issued and outstanding. During 2006, we issued 717,958 shares of common stock through the exercise of stock options, 67,241 shares of common stock through the vesting of restricted stock (after adjusting for payroll tax net downs) and 145,792 shares of common stock through the redemption of Class A operating partnership units. As a result, at December 31, 2006, 31,540,926 shares of our common stock were issued and outstanding. Each holder of common stock is entitled to one vote per share on all matters submitted to a vote of stockholders.

Operating Partnership Units
Interstate Operating Company, L.P., our subsidiary operating partnership, indirectly holds substantially all of our assets. We are the sole general partner of that partnership. Along with 47 independent third-parties, we are also a limited partner of the partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. The agreement also gives us, as general partner, the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series. These interests may have such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.

On May 3, 2004, we redeemed 78,431 preferred units, which were held by an affiliate of one of our directors, for cash consideration of $16.70 per unit, totaling $1.3 million. Currently, the partnership has only Class A units of limited partnership interests outstanding. We and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock. The holders of each Class A unit not held by us or one of our subsidiaries may redeem it for cash equal to the value of one share of our common stock or, at our option, one share of our common stock. Throughout 2006, the other limited partners redeemed 145,792 Class A units and as of December 31, 2006, they continue to own 94,552 Class A units.

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

All accounts of our insurance subsidiary are classified with assets and liabilities of a similar nature in our consolidated balance sheets. Amounts restricted due to statutory requirements consist of cash and cash equivalents of $1.5 million at December 31, 2006 and 2005. These amounts are classified as restricted cash in our consolidated balance sheet. The consolidated statements of operations include the insurance income earned and related insurance expenses incurred. The insurance income earned is included in other revenues in the consolidated statements of operations.

We are liable for costs of the IHC Employee Health and Welfare Plan, which was closed in March 2004 and provided certain employees with group health insurance benefits. We have recorded a runoff liability of $0.2 million as of December 31, 2005. The liability recorded as of December 31, 2006 was not significant. These amounts are recorded as liabilities on our consolidated balance sheets.

Our Associates Benefits Choices plan provides healthcare benefits for the majority of our employees. The estimated extended liability reserve for this plan was approximately $11.3 million and $10.0 million as of December 31, 2006 and 2005, respectively. Substantially all of this liability is related to property level employees, the cost of which is reimbursed to us by the hotel owners. This plan does not provide any post-employment or post-retirement benefits. Only active employees are eligible for the healthcare benefits. In addition, Sunstone maintains benefit plans for all of its employees at the property level. The estimated extended liability reserve for these plans was $7.2 million and $10.7 million at December 31, 2006 and 2005, respectively. These amounts are reflected as liabilities on our consolidated balance sheet. We have also recorded a corresponding receivable for these amounts as we are indemnified by Sunstone REIT for the payment of these liabilities.

19.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plans
We maintain two defined contribution savings plans for our employees. Eligibility for participation in the plans is based on an employee meeting certain minimum age and service requirements. Employer matching contributions are based on a percentage of employee contributions. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan in which they participate. We incurred expenses related to employees at our corporate offices of approximately $0.5 million, $0.4 million, and $0.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. We incurred reimbursable expenses related to hotel employees of $2.9 million, $3.5 million, and $2.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Deferred Compensation Plans
Until 2004, we maintained two deferred compensation plans for certain executives and hotel general managers by depositing amounts into trusts for the benefit of the participating employees. In 2004, our IHC General Managers retirement plan was terminated and all participants were paid out. Deposits into the trusts were expensed and amounted to $0.3 million for the year ended December 31, 2004. During 2005, for our remaining plan, participant contributions were frozen during the year due to pending legislation related to such plans being introduced by the IRS in that year. A plan amendment was made in 2006 and participation has begun for our remaining plan. We recorded approximately $0.1 million and $0.4 million for a discretionary match for the 2006 and 2005 plan years, respectively. Amounts in the trusts earn investment income, which serves to increase the corresponding deferred compensation obligation. Investments, which are recorded at market value, are directed by us or the participants, and consist principally of mutual funds. Unrealized gains and losses have not been significant to our consolidated financial statements for any years presented.

20.	INCOME TAXES

Our effective income tax expense (benefit) rate for the years ended December 31, 2006, 2005, and 2004 differs from the federal statutory income tax rate as follows:

	2006	2005	2004

Statutory tax rate	35.0%	35.0%	(35.0)%
State and local taxes	5.2	5.0	(4.4)
Foreign subsidiaries rate and losses without benefit	—	—	—
Business meals and entertainment	0.2	0.3	3.3
Employment related tax credits	(3.8)	(13.7)	(85.0)
Valuation allowance	1.4	13.7	85.0
Other	1.3	1.5	8.9

	39.3%	41.8%	(27.2)%

The components of income tax expense (benefit) are as follows:

	2006	2005	2004

Current:
Federal	$2,356	$350	$(250)
State	1,300	609	300
Foreign	16	43	7

	$3,672	$1,002	$57

Deferred:
Federal	$11,512	$4,501	$(614)
State	2,087	812	(35)
Foreign	—	—	—

	13,599	5,313	(649)

	$17,271	$6,315	$(592)

Our income taxes payable were $1.3 million and $1.4 million as of December 31, 2006 and 2005, respectively. The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Allowance for doubtful accounts	$1,069	$1,621
Minority interest temporary difference	2,096	2,053
Net operating loss carryforward	7,999	24,219
Accrued expenses	1,999	1,872
Amortizable intangible assets (management contracts)	12,512	11,784
Employment related tax credits	11,576	10,607
Investments in affiliates	7,410	4,164

Total gross deferred tax assets	44,661	56,320
Less: valuation allowance	(28,742)	(41,334)

Net deferred tax assets	15,919	14,986

Deferred tax liabilities:
Depreciation and amortization expense	(673)	(1,025)
Prepaid expense	(182)	(109)
Other	(2,613)	(1,927)

Total gross deferred tax liabilities	(3,468)	(3,061)

Net deferred tax asset	$12,451	$11,925

Our deferred tax assets primarily consist of net operating loss carryforwards, asset basis differences between GAAP and tax, mainly for investment in affiliates and intangible assets (management contracts), and employment related tax credits. Our valuation allowance had been primarily related to these same assets. Of the $41.3 million of valuation allowance at December 31, 2005, approximately $24.4 million was recorded as part of purchase accounting in a merger of MeriStar and Old Interstate and in the acquisition of Sunstone.

Management evaluates the expected future utilization of the deferred tax assets based on the nature and expected reversal of the timing difference; future taxable income considering actual results and current and future industry and economic conditions and their impact on projected taxable income; as well as, current tax regulations. Based on management’s current evaluation, we believe certain of the assets that were offset by a valuation allowance in purchase accounting will now be realized in the current and future years. During 2006, we reduced the valuation allowance by $10.6 million in the second quarter and $2.7 million in the fourth quarter for a total of $13.3 million and recorded corresponding reductions in goodwill in accordance with SFAS No. 109, “Accounting for Income Taxes.” There is additional valuation allowance of $11.1 million that, if relieved, would reduce goodwill in the future, as the corresponding deferred tax assets relate to the purchase accounting transactions described above. In addition, during 2006, we relieved valuation allowance of $0.9 million related to employment tax credits that will be utilized in the current year. We also recorded additional valuation of $1.6 million related to employment tax credits earned in the current year that we may not be able to utilize in future years. The combination of these adjustments to the valuation allowance for the employment tax credits resulted in a change in our effective tax rate on continuing operations from December 31, 2005 to 2006 of 41.8% to 39.3%, respectively. We believe that our valuation allowance of $28.7 million as of December 31, 2006, reduces the carrying value of our net deferred tax assets to an amount that is more likely than not to be realized.

As of December 31, 2006, we had net operating loss carryforwards from pre-MeriStar/Old Interstate merger of $13.6 million. These carryforwards begin to expire in 2021. We also had net operating loss carryforwards from post-MeriStar/Old Interstate merger of $6.4 million after considering statutory usage limitations which begin to expire in 2023. Our employment related tax credits begin to expire in 2022.

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain items included in our consolidated financial statements for each quarter of the years ended December 31, 2006 and 2005. In this footnote, other revenue from managed properties from our consolidated statement of operations is excluded from total revenues.

	First	Second	Third	Fourth

2006:
Total revenues	$31,611	$26,519	$40,903	$41,648
Net income from continuing operations	1,072	1,980	12,851	10,813
Net income (loss) from discontinued operations	(326)	1,029	2,347	13

Net income (loss)	$746	$3,009	$15,198	$10,826

Basic earnings per common share from continuing operations	$0.03	$0.07	$0.41	$0.34
Basic earnings (loss) per common share from discontinued operations	(0.01)	0.03	0.07	0.00

Basic earnings per commons share	$0.02	$0.10	$0.48	$0.34

Diluted earnings per common share from continuing operations	$0.03	$0.07	$0.41	$0.34
Diluted earnings (loss) per common share from discontinued operations	(0.01)	0.03	0.07	0.00

Diluted earnings per common share	$0.02	$0.10	$0.48	$0.34

2005:
Total revenues	$18,709	$23,076	$21,969	$37,897
Net income (loss) from continuing operations	(777)	730	2,273	6,560
Net income (loss) from discontinued operations	(647)	1,013	3,118	607

Net income (loss)	$(1,424)	$1,743	$5,391	$7,167

Basic earnings (loss) per common share from continuing operations	$(0.03)	$0.03	$0.08	$0.21
Basic earning (loss) per common share from discontinued operations	(0.02)	0.03	0.10	0.02

Basic earnings (loss) per commons share	$(0.05)	$0.06	$0.18	$0.23

Diluted earnings (loss) per common share from continuing operations	$(0.03)	$0.03	$0.07	$0.21
Diluted earning (loss) per common share from discontinued operations	(0.02)	0.03	0.10	0.02

Diluted earnings (loss) per common share	$(0.05)	$0.06	$0.17	$0.23

The sum of the basic and diluted earnings (loss) per common share for the four quarters in may differ from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

22.	OTHER TRANSACTIONS

We managed eight MeriStar properties that were damaged or closed due to hurricanes in 2004. In March 2006, we settled our claim for lost management fees and we received approximately $3.2 million in business interruption proceeds. This recovery is recorded in management fees on our statements of operations.

During August 2006, we entered into an amendment to our master fee agreement with Blackstone. The amendment allows them to transition three properties from management by us without the sale of the property. In exchange, we received the right to preclude them from substituting any future management agreements they give us to reduce or offset their currently payable termination fees for hotels they had sold. The amendment removed all contingencies related to the receipt of the agreed upon termination fee payments due from Blackstone. As a result, we recognized, on a present value basis, the $15.1 million of termination fees due to us as of the date of the amendment. Of the $15.1 million, $13.8 million was used as a credit towards the purchase of the Hilton Arlington.

In January 2005, we recognized a gain of $0.4 million from the exchange of stock warrants for stock and subsequent sale of that stock in an unaffiliated company, which we held as an investment. In December 2006, we recognized a gain of $0.2 million from the exchange of additional stock warrants.

In September 2005, we recognized a gain of $4.3 million in connection with the extinguishment of debt on our non-recourse promissory note with FelCor Lodging Trust Incorporated (“FelCor”).

23.	SUBSEQUENT EVENTS

Loss of Management Contracts
In February 2007, CNL sold a portfolio of 16 properties and as a result, terminated us as the manager of those properties. We continue to manage six properties for CNL. We have recorded $1.8 million, $1.6 million and $1.5 million in management fees related to the 16 properties for the years ended December 31, 2006, 2005 and 2004, respectively. We have recognized $0.3 million of termination fees in 2007 associated with the sale of these properties.

Purchase of Hilton Houston Westchase in Texas
In February 2007, we acquired our fifth wholly-owned property, the 297-room Hilton Houston Westchase hotel in Texas, from affiliates of The Blackstone Group, for a purchase price of $50.5 million. We financed the acquisition through a non-recourse mortgage loan of $32.8 million and the remainder with a combination of cash on hand and borrowings on our Credit Facility. The variable rate loan has an interest rate equal to the 30-day LIBOR plus 135 basis points. We are required to make monthly interest-only payments until the loan matures in February 2010, with the option for two, one-year extensions. We intend to invest approximately $2 million to $3 million in capital improvements, which will complete a comprehensive $11 million renovation program, which is currently in progress.

Amended Credit Facility
In March 2007, we closed on our new senior secured credit facility. The new senior secured credit facility consists of a $65.0 million term loan and a $60.0 million revolving loan. The interest rate on both the term loan and the revolving loan will be the 30-day LIBOR plus 275 basis points. In addition, we will be required to make quarterly payments of approximately $0.2 million. In connection with the amended credit facility, we notified the lender of our $19.0 million non-recourse mortgage loan of our intention to repay the entire loan in April 2007.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting in any negative respect.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate and effective internal control over financial reporting for Interstate Hotels and Resorts, Inc. Internal control over financial reporting refers to the process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by COSO to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective. KPMG LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting herein.

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

3.	EXHIBITS

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
10.1	Amended and Restated Agreement of Limited Partnership of MeriStar H&R Operating Company, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.2	Amended and Restated Employee Incentive Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).

Exhibit
No.	Description of Document

10.3	The Non-Employee Directors’ Incentive Plan of the Company, formerly MeriStar Hotels & Resorts, Inc (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on June 19, 1998(Registration No. 333-49881)).
10.3.1	Amendment to the Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.3.2	Second Amendment to the Registrant’s Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.4	The Employee Stock Purchase Plan of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.4.1	Amendments to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.5	Employment Agreement, dated as of February 17, 2005, by and between Thomas F. Hewitt and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended September 30, 2005).
10.5.1*	Amended and Restated Employment Agreement, dated as of January 16, 2007, by and between Thomas F. Hewitt and the Company.
10.6	Employment Agreement, dated as of April 17, 2006, by and between Bruce A. Riggins and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006).
10.7*	Employment Agreement, dated as of May 11, 2005, by and between Christopher L. Bennett and the Company.
10.8*	Employment Agreement, dated as of June 8, 2006, by and between Ted Knighton and the Company.
10.9*	Interstate Hotels & Resorts, Inc. Supplemental Deferred Compensation Plan.
10.10	Form of Amended and Restated Senior Secured Credit Agreement, dated as of January 14, 2005, among Interstate Operating Company, L.P., Societe Generale, SG Americas Securities, LLC, and various other lenders (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 21, 2005).
10.11	Form of Amended and Restated Security Agreement, dated as of January 14, 2005, among Interstate Operating Company, L.P., and other Pledgors named therein and Societe Generale, as administrative agent for the senior creditors (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 21, 2005).
10.12	First Amendment to the Amended and Restated Senior Secured Credit Facility, dated February 4, 2005, among the registrant, Interstate Operating Company, LP, Societe Generale, SG Credit Lyonnais New York Branch, Citigroup, Inc and various other vendors (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2005).
10.13	Second Amendment to the Amended and Restated Senior Secured Credit Facility, dated May 5, 2005, among the registrant, Interstate Operating Company, LP, Societe Generale, SG Americas Securities, LLC, and various other vendors (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2005).
10.14*	Agreement of Purchase and Sale between Capstar Westchase Partners, L.P., an affiliate of The Blackstone Group, and Interstate Westchase, LP, dated January 4, 2007, for the purchase of the Hilton Houston Westchase.
10.15	Purchase and Sale Agreement by and among Interstate Hotels & Resorts, Inc., Interstate Operating Company, L.P., and Amkadian Holdings, Inc., dated January 26, 2007 for the sale of our BridgeStreet corporate housing subsidiary (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 29, 2007).
10.16*	Employment Agreement, dated as of January 1, 2007, by and between Henry L. Ciaffone and the Company.

Exhibit
No.	Description of Document

10.17*	Senior Secured Credit Facility, dated March 9, 2007, among Interstate Operating Company, LP, Lehman Brothers Inc. and various others lenders.
10.18*	Employment Agreement, dated as of September 26, 2005 by and between Leslie Ng and the Company.
21*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
24	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Interstate Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

By:	/s/ THOMAS F. HEWITT
Thomas F. Hewitt
Chief Executive Officer

Dated: March 16, 2007

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

Signature	Title	Date

/s/ THOMAS F. HEWITT Thomas F. Hewitt	Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ PAUL W. WHETSELL Paul W. Whetsell	Chairman of the Board	March 16, 2007

/s/ BRUCE A. RIGGINS Bruce A. Riggins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

Karim J. Alibhai	Director	March 16, 2007

/s/ LESLIE R. DOGGETT Leslie R. Doggett	Director	March 16, 2007

/s/ JOSEPH J. FLANNERY Joseph J. Flannery	Director	March 16, 2007

/s/ JAMES B. MCCURRY James B. McCurry	Director	March 16, 2007

Signature	Title	Date

/s/ RONALD W. ALLEN Ronald W. Allen	Director	March 16, 2007

/s/ JOHN J. RUSSELL, JR. John J. Russell, Jr.	Director	March 16, 2007

/s/ JAMES F. DANNHAUSER James F. Dannhauser	Director	March 16, 2007