Form 10-Q
period 2007-03-31
INTERSTATE HOTELS & RESORTS INC
filed 2007-05-10
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

The number of shares of Common Stock, par value $0.01 per share, outstanding at May 1, 2007 was 31,646,167.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$49,896	$25,308
Restricted cash	8,391	6,485
Accounts receivable, net of allowance for doubtful accounts of $615 and $538 respectively	33,073	31,186
Due from related parties, net of allowance for doubtful accounts of $785 and $785 respectively	1,483	1,794
Prepaid expenses and other current assets	3,523	2,592
Assets held for sale	—	28,383

Total current assets	96,366	95,748
Marketable securities	1,656	1,610
Property and equipment, net	154,739	103,895
Investments in affiliates	11,998	11,144
Notes receivable	4,994	4,962
Deferred income taxes	12,385	12,451
Goodwill	73,672	73,672
Intangible assets, net	31,215	30,208

Total assets	$387,025	$333,690

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,653	$2,053
Accrued expenses	58,194	68,395
Liabilities related to assets held for sale	—	10,263
Current portion of long-term debt	650	3,750

Total current liabilities	61,497	84,461
Deferred compensation	1,717	1,541
Long-term debt	140,875	80,476

Total liabilities	204,089	166,478
Minority interest	521	516
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 31,578,716, and 31,540,926 shares issued and outstanding at March 31, 2007 and December 31, 2006 respectively	316	316
Treasury stock	(69)	(69)
Paid-in capital	194,625	194,460
Accumulated other comprehensive (loss) income	(451)	1,201
Accumulated deficit	(12,006)	(29,212)

Total stockholders’ equity	182,415	166,696

Total liabilities, minority interest and stockholders’ equity	$387,025	$333,690

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2007	2006

Revenue:
Lodging	$13,076	$5,037
Management fees	10,622	9,203
Management fees-related parties	847	7,960
Termination fees	1,575	285
Termination fees-related parties	—	5,415
Other	2,269	3,711

	28,389	31,611
Other revenue from managed properties	176,370	224,949

Total revenue	204,759	256,560
Expenses:
Lodging	9,372	3,888
Administrative and general	13,315	13,645
Depreciation and amortization	3,293	1,543
Asset impairments and write-offs	108	8,550

	26,088	27,626
Other expenses from managed properties	176,370	224,949

Total operating expenses	202,458	252,575

OPERATING INCOME	2,301	3,985
Interest income	436	386
Interest expense	(2,733)	(2,055)
Equity in earnings (losses) of affiliates	401	(557)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	405	1,759
Income tax expense	(147)	(669)
Minority interest expense	(53)	(18)

INCOME FROM CONTINUING OPERATIONS	205	1,072
Income (loss) from discontinued operations, net of tax	17,001	(326)

NET INCOME	$17,206	$746

Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(5)	253
Unrealized gain (loss) on investments	17	(12)

COMPREHENSIVE INCOME	$17,218	$987

BASIC EARNINGS PER SHARE:
Continuing operations	$0.01	$0.03
Discontinued operations	0.54	(0.01)

Basic earnings per share	$0.55	$0.02

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.01	$0.03
Discontinued operations	0.53	(0.01)

Diluted earnings per share	$0.54	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31,
	2007	2006

OPERATING ACTIVITIES:
Net income	$17,206	$746
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,293	1,543
Amortization of deferred financing fees	743	196
Stock compensation expense	259	296
Bad debt expense	(32)	179
Asset impairments and write-offs	108	8,550
Equity in earnings of affiliates	(401)	557
Operating distributions from unconsolidated affiliates	63	80
Minority interest	53	18
Deferred income taxes	66	584
Excess tax benefits from share-based payment arrangements	(56)	(68)
Discontinued operations:
Depreciation and amortization	—	517
(Gain) loss on sale	(17,609)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,859)	3,017
Due from related parties, net	311	210
Prepaid expenses and other current assets	(778)	(1,176)
Accounts payable and accrued expenses	(9,638)	(7,376)
Changes in assets and liabilities held for sale	93	—
Other changes in asset and liability accounts	164	(147)

Cash (used in) provided by operating activities	(8,014)	7,726

INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations	34,444	—
Change in restricted cash	(1,906)	(336)
Acquisition of hotel	(52,180)	—
Purchases related to discontinued operations	(68)	(918)
Purchases of property and equipment	(1,492)	(1,049)
Additions to intangible assets	(909)	(167)
Contributions to unconsolidated affiliates	(815)	(209)
Distributions from unconsolidated affiliates	300	—
Changes in notes receivable	41	60

Cash used in investing activities	(22,585)	(2,619)

FINANCING ACTIVITIES:
Proceeds from borrowings	97,825	4,000
Repayment of borrowings	(40,526)	(9,250)
Proceeds from issuance of common stock	1	397
Excess tax benefits from share-based payment arrangements	56	68
Financing fees paid	(2,164)	—

Cash provided by (used in) financing activities	55,192	(4,785)

Effect of exchange rate changes on cash	(5)	253
Net increase in cash and cash equivalents	24,588	575
CASH AND CASH EQUIVALENTS, beginning of period	25,308	12,929

CASH AND CASH EQUIVALENTS, end of period	$49,896	$13,504

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$1,751	$1,892
Income taxes	1,397	738

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY

We are one of the largest independent U.S. hotel management companies not affiliated with a hotel brand, measured by number of rooms under management. We derive our earnings primarily from operating, as well as owning hotels. While we continue to be a manager, our ownership has increased in order to diversify and enhance our earnings stream. In 2007, our earnings related to owned-hotels will be over 50% of total earnings. We have two reportable operating segments: hotel management and hotel ownership (through whole-ownership and joint ventures). A third reportable operating segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet.

We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets. Our portfolio is diversified by franchise and brand affiliations. The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications and centralized accounting. As of March 31, 2007, we managed 207 hotel properties and four ancillary service centers (which consist of two laundry centers, a conference center, and a spa facility), with 47,157 rooms in 36 states, the District of Columbia, Canada, Russia, and Belgium. We also owned five hotel properties and held non-controlling joint venture equity interests in 12 joint ventures, which own or hold ownership interests in 18 of our managed properties.

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

Our subsidiary operating partnership, Interstate Operating Company, L.P., indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. Certain independent third parties and we are limited partners of the partnership. The interests of those third parties are reflected in minority interests on our consolidated balance sheet. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We own more than 99% of the subsidiary operating partnership.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

We have prepared these unaudited consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, for the year ended December 31, 2006.

In our opinion, the accompanying unaudited consolidated interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of our results for the entire year.

These consolidated financial statements include our accounts and the accounts of all of our majority owned subsidiaries. We eliminate all significant intercompany balances and transactions. Certain reclassifications have been made to our prior year financial statements to conform to our current presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Parties

In January 2007, we were retained as manager for two properties owned by Capstar Hotel Company, LLC (“New Capstar”), a newly formed real estate investment company founded by Paul Whetsell, our current Chairman of the Board. As of March 31, 2007, balances related to New Capstar have been included within “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations.

In May 2006, The Blackstone Group, which we refer to as “Blackstone,” acquired MeriStar Hospitality Corporation, which we refer to as “MeriStar.” MeriStar had previously been considered a related party as Mr. Whetsell was also the CEO of MeriStar. Mr. Whetsell did not become part of the Blackstone management team accordingly, we no longer consider Blackstone to be a related party. As such, the line items “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations do not include any amounts associated with Blackstone at December 31, 2006 and for the period from May 2, 2006 through December 31, 2006, although fees received from Meristar prior to May 2, 2006 continue to be included in “management fees — related parties.”

Our managed properties for which we also hold a joint venture ownership interest continue to be presented as related parties. See Note 4, “Investments and Advances to Affiliates” for further information on these related party amounts.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) using the modified prospective method. Beginning January 1, 2003, we have used the Black-Scholes pricing model to estimate the value of stock options granted to employees. The adoption of SFAS 123R did not have a material impact on our results of operations or financial position as all of our unvested stock-based awards as of December 31, 2005 had previously been accounted for under the fair value method of accounting. See Note 14, “Stock-Based Compensation,” for additional information.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 15, “FIN 48 — Recognition and Measurement of Tax Positions and Benefits,” for additional information.

Recently Issued Accounting Pronouncements

In June 2006, EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation” (“EITF 06-3”) was ratified. EITF 06-3, which is effective for periods beginning after December 15, 2006, requires the disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross (included in revenues and costs) or net (excluded from revenues) basis. We have reported revenues from our owned-hotels, which are subject to various taxes assessed by government authorities, including sales and use taxes, on a net basis.

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

	Three months ended
	March 31, 2007			March 31, 2006
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Income from continuing operations	$205	31,563	$0.01	$1,072	30,685	$0.03
Income (loss) from discontinued operations, net of tax	17,001	—	0.54	(326)	—	(0.01)

Basic net income	$17,206	31,563	$0.55	$746	30,685	$0.02
Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	81	—	—	105	—
Assuming vesting of outstanding restricted stock	—	179	(0.01)	—	130	—

Diluted net income	$17,206	31,823	$0.54	$746	30,920	$0.02

4.	INVESTMENTS AND ADVANCES TO AFFILIATES

Our investments and advances to our joint ventures and affiliated companies consist of the following (dollar amounts in thousands):

		Our Equity	March 31,	December 31,
Joint Venture	Number of Hotels	Participation	2007	2006

CNL/IHC Partners, L.P.	3	15.0%	$2,646	$2,625
RQB Resort/Development Investors, LLC	1	10.0%	680	447
True North Tesoro Property Partners, L.P.	1	15.9%	1,331	1,381
Amitel Holdings, LLC	6	15.0%	4,034	3,903
Cameron S-Sixteen Hospitality, LLC	1	10.9%	463	487
Cameron S-Sixteen Broadway, LLC	1	15.7%	1,100	1,136
IHR Greenbuck Hotel Venture, LLC(1)	—	15.0%	649	362
Interstate Cross Keys, LLC	1	15.0%	539	—
Other	4	5.0%-50.0%	556	803

Total	18		$11,998	$11,144

(1)	Hotel number is not listed since this joint venture is in the process of developing hotels.

In January 2007, we invested an additional $0.3 million in our joint venture IHR Greenbuck Hotel Venture, LLC to develop and build as many as five to ten aloft® hotels over the next several years. In March 2007, we also invested $0.5 million to acquire a 15% interest in the 147-room Radisson Cross Keys hotel in Baltimore, Maryland. We plan on investing an additional $0.3 million for future capital improvements. We are not the primary beneficiary or controlling investor in any of these joint ventures and therefore account for our interests under the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had related party accounts receivable from our joint venture ownership interests of $1.4 million and $1.8 million as of March 31, 2007 and December 31, 2006. We had related party management fees from these joint ventures of $0.8 million for the three months ended March 31, 2007 and 2006.

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006

Land	$15,129	$10,269
Furniture and fixtures	19,978	17,437
Building and improvements	120,269	75,566
Leasehold improvements	5,695	5,889
Computer equipment	6,126	4,978
Software	11,424	12,244

Total	178,621	126,383
Less accumulated depreciation	(23,882)	(22,488)

Property and equipment, net	$154,739	$103,895

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Management contracts	$36,227	$35,940
Franchise fees	1,640	1,620
Deferred financing fees	3,116	2,538

Total cost	40,983	40,098
Less accumulated amortization	(9,768)	(9,890)

Intangible assets, net	$31,215	$30,208

We amortize the value of our intangible assets, which all have definite useful lives, over their estimated useful lives, which generally correspond with the expected terms of the associated management, franchise, or financing agreements. In the first three months of 2007, we recognized impairment losses of $0.1 million related to management contract costs for three properties sold by various owners and the new owner terminated the management contracted.

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $1.3 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. We also incurred amortization expense related to deferred financing fees of $0.7 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. During the first quarter of 2007, $0.5 million of deferred financing fees related to our old senior credit facility was amortized in connection with our entrance into a new $125.0 million senior secured credit facility and the related payoff of our old senior credit facility and subordinated term loan. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the new facility, we recorded $2.2 million of loan fees which will be amortized over the term of the new facility. Amortization of deferred financing fees is included in interest expense. See Note 8, “Long-Term Debt,” for additional information related to the new senior secured credit facility.

We evaluate our capitalized management contracts for impairment when circumstances warrant. When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. We have revised the remaining estimated economic lives of the underlying management contracts for the remaining Blackstone properties form 25 years to approximately 4 years as Blackstone had initiated plans to sell most of the portfolio of hotels within five years and had taken over management or executed sales of seven hotels as of December 31, 2006. The change in estimate occurred in December 2006 and is being applied prospectively. As of March 31, 2007, we do not believe the carrying value of $27.6 million associated with the remaining management contracts is impaired. We will continue to assess the recorded value of our management contracts and their related amortization periods as circumstances warrant.

We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of our goodwill more frequently. During the three months ended March 31, 2007, no material transactions occurred which were not already considered in our analysis during the fourth quarter of 2006. As such, we have not re-evaluated goodwill in the first quarter of 2007.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Salaries and employee related benefits	$29,589	$24,895
Other	28,605	43,500

Total	$58,194	$68,395

No individual amounts in “Other” represent more than 5% of current liabilities.

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Senior credit facility — term loan	$65,000	$40,526
Mortgage debt	76,525	43,700

Total long-term debt	141,525	84,226
Less current portion	(650)	(3,750)

Long-term debt, net of current portion	$140,875	$80,476

Senior Credit Facility

In March 2007, we closed on a new senior secured credit facility (“Credit Facility”). The new Credit Facility consists of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the new Credit Facility, we borrowed $65.0 million under the term loan using a portion of it to pay off the remaining obligation under our old credit facility. We are required to make quarterly payments of approximately $0.2 million.

In January 2005, we entered into an amended and restated senior secured credit facility, which we refer to as the “old credit facility,” with various lenders. The old credit facility replaced our previous senior secured credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility and provides aggregate loan commitments for a $53.0 million term loan and a $55.0 million revolving loan. The old credit facility was scheduled to mature on January 14, 2008.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of March 31, 2007, based on those financial tests, borrowings under the term and revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 8.07% per annum). We incurred interest expense of $0.9 million and $1.5 million on the senior credit facilities for the three months ended March 31, 2007, and 2006, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At March 31, 2007, we were in compliance with the loan covenants of the Credit Facility.

Mortgage Debt

The following table summarizes our mortgage debt as of March 31, 2007:

	Principal	Maturity	Spread over	Interest Rate as of
	Amount	Date(1)	30-Day LIBOR	March 31, 2007

Hilton Concord(2)	$19.0 million	March 2008	225 bps	7.6%
Hilton Arlington	$24.7 million	November 2009	135 bps	6.7%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	6.7%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

(2)	In April 2007, we repaid the entire mortgage loan of $19.0 million

We incurred interest expense on these mortgage loans of $1.1 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1% is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made in the third year.

Interest Rate Caps

We have entered into four interest rate cap agreements in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The following table summarizes our interest rate cap agreements as of March 31, 2007:

		Maturity	30-day LIBOR
	Amount	Date	Cap Rate

February 2005 (Hilton Concord mortgage loan)(1)	$19.0 million	March 2008	6.65%
March 2005 (Credit Facility)	$55.0 million	January 2008	5.75%
October 2006 (Hilton Arlington mortgage loan)	$24.7 million	November 2009	7.25%
February 2007 (Hilton Westchase mortgage loan)	$32.8 million	February 2010	7.25%

(1)	In April 2007, we terminated this interest rate cap agreement in connection with the repayment of the Hilton Concord mortgage loan.

At March 31, 2007, the total fair value of these interest rate cap agreements was approximately $13,000. The change in fair value for these interest rate cap agreements is recognized in the consolidated statement of operations.

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

Hotel management includes the operations related to our managed properties, our purchasing, construction and design subsidiary and our insurance subsidiary. Revenue for this segment consist of “management fees” (which includes $3.2 million of business interruption proceeds for the three months ended March 31, 2006), “termination fees” and “other” from our consolidated statement of operations. Our insurance subsidiary, as part of the hotel management segment, provides a layer of reinsurance for property, casualty, auto and employment practices liability coverage to our hotel owners.

Hotel ownership includes our wholly-owned hotels and joint venture investments. For the hotel ownership segment presentation, we have allocated internal management fee expense of $0.4 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively, to wholly-owned hotels. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Interest expense related to hotel mortgages and other debt drawn specifically to finance the hotels is included in the hotel ownership segment. Corporate is not actually a reportable segment but rather includes costs that do not specifically relate to any other single segment of our business. Corporate includes expenses related to our public company structure, certain restructuring charges, Board of Directors costs, audit fees, unallocated corporate interest expense and an allocation for rent and legal expenses. Corporate assets include the Company’s cash accounts, deferred tax assets, deferred financing fees and various other corporate assets.

Due to the sale of our third reportable segment, corporate housing, in January 2007, the operations of this segment are included as part of discontinued operations on the consolidated statement of operations for all periods presented. The assets related to this segment have been presented as assets held for sale on the consolidated balance sheet as of December 31, 2006. The assets of our corporate housing segment of $28.8 million as of March 31, 2006, are included within the corporate assets in the segment presentation below. As the corporate housing segment was sold, we have not presented it within the following segment presentation. See Note 13, “Acquisitions and Dispositions” for more information on the disposition of the segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital expenditures includes the “acquisition of hotels” and “purchases of property and equipment” line items from our cash flow statement. All amounts presented are in thousands.

	Hotel	Hotel
	Management	Ownership	Corporate	Consolidated

Three months ended March 31, 2007
Revenue	$15,313	$13,076	$—	$28,389
Depreciation and amortization	1,763	1,426	104	3,293
Operating expense	12,110	9,736	949	22,795

Operating income (loss)	1,440	1,914	(1,053)	2,301
Interest expense, net	—	(1,410)	(887)	(2,297)
Equity in earnings of affiliates	—	401	—	401

Income (loss) before minority interests and income taxes	$1,440	$905	$(1,940)	$405

Total assets	$149,066	$170,436	$67,523	$387,025
Capital expenditures	$587	$52,938	$147	$53,672
Three months ended March 31, 2006
Revenue	$26,574	$5,037	$—	$31,611
Depreciation and amortization	994	442	107	1,543
Operating expense	20,634	4,033	1,416	26,083

Operating income (loss)	4,946	562	(1,523)	3,985
Interest expense, net	—	(323)	(1,346)	(1,669)
Equity in earnings of affiliates	—	(557)	—	(557)
Other gains	—	—	—	—

Income (loss) before minority interests and income taxes	$4,946	$(318)	$(2,869)	$1,759

Total assets	$168,664	$54,586	$61,611	$284,861
Capital expenditures	$602	$297	$150	$1,049

Revenues from continuing foreign operations (excluding reimbursable expenses) were as follows1:

	Three months ended March 31,
	2007	2006

Canada	$73	$73
Russia	$180	$375

(1)	BridgeStreet revenues from the United Kingdom and France were $2.8 million and $0.2 million, and $7.0 million and $0.5 million for the three months ended March 31, 2007, and 2006, respectively. These revenues have been classified as discontinued operations on the consolidated statement of operations for the related periods.

A significant portion of our managed properties and management fees for the three month period ended March 31, 2007 were derived from Blackstone and Sunstone. These owners represents 33% of our managed properties as of March 31, 2007 and 44% of our base and incentive management fees for the three months ended March 31, 2007. As of March 31, 2007, we managed 32 hotels for Blackstone and 36 hotels and three ancillary service centers for Sunstone. The total management fees for all Blackstone properties accounted for $2.8 million, or 24.4%, of management fees for the three months ended March 31, 2007, while the Sunstone properties accounted for $2.2 million, or 19.6%, of total management fees for the three months ended March 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	ASSET IMPAIRMENTS AND WRITE-OFFS

Management contract costs are amortized on a straight-line basis over the life of the management contract. In the event that the management contract is terminated early, the unamortized management contract costs are impaired. For the three months ended March 31, 2007, we recognized impairment losses of $0.1 million related to three properties sold by various owners. For the three months ended March 31, 2006, the management contract impairment losses primarily consist of $8.3 million for the termination of management contracts of 18 MeriStar properties.

11.	OTHER TRANSACTIONS

We managed eight properties that were damaged or closed due to hurricanes in 2004. In March 2006, we settled our claim for lost management fees and we received approximately $3.2 million in business interruption proceeds. This recovery is recorded in management fees on our statements of operations.

12.	COMMITMENTS AND CONTINGENCIES

Insurance Matters

As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of March 2007, only 52 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on the information, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed, we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. The amount of our receivable exceeds the dividend amounts claimed by the prior carrier. We have reserved the amount of the excess given the financial condition of the carrier. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. We will continue to pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with them regarding the contractual amounts due to us. To the extent we do not collect sufficiently on our receivable and pay amounts that we have been invoiced, we will vigorously attempt to recover any additional amounts from our owners.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

With the sale of BridgeStreet, we no longer lease apartments for our corporate housing division. As of March 31, 2007, our lease obligations consist of only office space for our corporate offices. Future minimum lease payments required under these operating leases as of March 31, 2007 were as follows (in thousands):

March 31, 2007-2008	$3,553
March 31, 2008-2009	3,022
March 31, 2009-2010	2,969
March 31, 2010-2011	3,051
March 31, 2011-2012	3,136
Thereafter	5,418

Total	$21,149

The operating lease obligations shown in the table above have not been reduced by a non-cancelable sublease related to our former corporate office space. We remain secondarily liable under this lease in the event that the sub-lessee defaults under the sublease terms. Given the size and financial stability of the sub-tenant, we do not believe that any payments will be required as a result of the secondary liability provisions of the primary lease agreements. We expect to receive minimum payments under this sublease as follows (in thousands):

March 31, 2007-2008	$1,101
March 31, 2008-2009	1,145
March 31, 2009-2010	1,190
March 31, 2010-2011	1,238
March 31, 2011-2012	1,288
Thereafter	1,910

Total	$7,872

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

In connection with our owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of March 31, 2007, the Hilton Concord, Hilton Durham, Hilton Garden Inn Baton Rouge, Hilton Arlington, and Hilton Houston Westchase had ongoing improvement projects in effect with remaining expected costs to complete of approximately $0.4 million, $0.4 million, $0.3 million, $1.5 million, and $1.2 million, respectively.

Letters of Credit

As of March 31, 2007, we had a $1.5 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2008. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, Butterfield Bank has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on the consolidated balance sheet. We also have a $0.8 million letter of credit outstanding from Bank of America in favor of the insurance carrier that issues surety bonds on behalf

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the properties we manage. The letter of credit expires on June 2, 2007. We are required by the insurance carrier to deliver the letter of credit to cover its risk in the event the properties default on their required payments related to the surety bonds.

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

13.	ACQUISITIONS & DISPOSITIONS

Acquisitions

In February 2007, we acquired the 297-room Hilton Houston Westchase in Texas, from an affiliate of Blackstone, for a total acquisition cost of $52.2 million, including normal and customary closing costs. We financed the acquisition through a non-recourse mortgage loan of $32.8 million and the remainder with a combination of cash on hand and borrowings on our Credit Facility. From February 8, 2007 to March 31, 2007, hotel revenues and operating income of $2.9 million and $0.7 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows:

Land	$4,860
Buildings and improvements	43,422
Furniture and fixtures	3,411
Intangible assets	303
Working capital	184

Total	$52,180

Dispositions

On January 26, 2007, we sold our BridgeStreet corporate housing subsidiary for total proceeds of approximately $40.5 million in cash, resulting in a gain on sale of approximately $17.6 million. This gain has been recorded as part of discontinued operations for the three months ended March 31, 2007. Our corporate housing business had been classified as its own reportable segment. We classified the assets and liabilities relating to this subsidiary as held for sale in our consolidated balance sheet at December 31, 2006 as detailed in the following table:

December 31,
2006

Accounts receivable, net	$8,064
Prepaid expenses and other current assets	8,247
Property and equipment, net	2,214
Goodwill	9,858

Total assets held for sale	$28,383
Accounts payable	2,498
Accrued expenses	7,765

Total liabilities held for sale	$10,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operations of the corporate housing subsidiary have been classified as discontinued operations in our consolidated statement of operations for all periods presented. The following table summarizes operating results, the gain on the sale, and our segment reporting of our corporate housing subsidiary:

	Three months
	ended March 31,
	2007	2006

Revenue	$8,500	$27,765
Depreciation and amortization	—	517
Operating expense	8,969	27,716

Operating loss	$(469)	$(468)
Gain on sale	17,609	—
Interest expense	—	8

Income (loss) before minority interest and taxes	$17,140	$(476)
Income tax (expense) benefit	(139)	150

Income (loss) from discontinued operations, net of taxes	$17,001	$(326)

With respect to the foreign operations, the disposition was considered a sale of stock of the subsidiary and resulted in a capital loss for tax purposes. As this capital loss can only be used to offset capital gains for tax purposes, a full valuation allowance was recorded resulting in an effective tax rate of approximately 1%.

14.	STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”) using the modified prospective method. Since January 1, 2003 we have used the Black-Scholes pricing model to estimate the value of stock options granted to employees. The adoption of SFAS No. 123R did not have a material impact on our results of operations or financial position as all of our unvested stock-based awards as of December 31, 2005 had previously been accounted for under the fair value method of accounting.

A summary of option activity under the equity-based compensation plans as of March 31, 2007, and changes during the three months then ended is as follows:

			Aggregate
	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price/Share	Value

Options outstanding at December 31, 2006	495,413	$6.81
Granted	32,500	$6.23
Exercised	(200)	$3.45
Forfeited	(11,840)	$3.41

Options outstanding at March 31, 2007	515,873	$6.93	$639,000

Options exercisable at March 31, 2007	370,879	$7.28	$547,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restricted stock activity under the equity-based compensation plans as of March 31, 2007, and changes during the three months then ended is as follows:

		Weighted
		Average
	Number of	Grant-
	Restricted	Date Fair
	Shares	Value

Unvested at December 31, 2006	326,577	$5.40
Granted	174,000	$6.23
Vested	(55,465)	$4.87
Forfeited	—	—

Unvested at March 31, 2007	445,112	$5.81

The restricted stock awards granted in 2007 vest ratably over four years, except for one employee whose awards vest over three years based on his employment agreement. All restricted stock awards granted in prior years vest ratably over three years.

The compensation expense related to stock options and restricted stock awards was $0.3 million for the three months ended March 31, 2007 and 2006. As of March 31, 2007, there was $2.1 million and $0.2 million, respectively, of total unrecognized compensation cost related to unvested restricted stock and unvested stock options.

15.	FIN 48 — RECOGNITION AND MEASUREMENT OF TAX POSITIONS AND BENEFITS

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we made a comprehensive review of our tax positions in accordance with the more-likely-than-not standard established by FIN 48. The result of the implementation of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We will recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalties recognized during the quarter.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and several foreign jurisdictions in which it operates. As of March 31 and January 1, 2007 our open tax years for U.S., state and local jurisdictions that remain subject to examination range from 2001 through 2006.

16.	SUBSEQUENT EVENTS

Repayment of Hilton Concord Mortgage Loan

In April 2007, we repaid the entire $19.0 million mortgage loan on the Hilton Concord using cash received from the new Credit Facility. In connection with this repayment, we terminated the $19.0 million interest rate cap agreement related to this mortgage loan.

Purchase of Westin Atlanta Airport in Georgia

In May 2007, we signed a definitive agreement to acquire our sixth wholly-owned property, the 495-room Westin Atlanta Airport in Georgia, from affiliates of Blackstone, for a purchase price of $74 million. We plan to spend an additional $18 million for major renovations of the guestrooms and common areas. We will finance the transaction, which is expected to close in the second quarter, with cash on hand and with funds drawn on our line of credit.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, is intended to help the reader understand Interstate, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated interim financial statements and the accompanying notes.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Quarterly Report on Form 10-Q and the information incorporated by reference herein, we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and other similar terms and phrases. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Overview and Outlook

Our Business

We are one of the largest independent U.S. hotel management companies not affiliated with a hotel brand, measured by number of rooms under management. We derive our earnings primarily from operating, as well as owning hotels. While we continue to be a manager, our ownership has increased in order to diversify and enhance our earnings stream. In 2007, our earnings related to owned-hotels will be over 50% of total earnings. We have two reportable operating segments: hotel management and hotel ownership (through whole-ownership and joint ventures). A third reportable segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet, our corporate housing subsidiary, and the results of this segment are reported as discontinued operations in our consolidated financial statements for all periods presented. Our portfolio of managed properties is diversified by brand, franchise and ownership group. We manage hotels representing more than 30 franchise and brand affiliations and also operate 17 independent hotels. Our managed hotels are owned by more than 50 different ownership groups. As of March 31, 2007, we managed 207 properties, with 47,157 rooms in 36 states, the District of Columbia, Canada, Russia, and Belgium. We also owned five hotels with 1,260 rooms and held non-controlling joint venture equity interests in 12 joint ventures, which hold ownership interests in 18 of our managed properties.

Financial Highlights and Significant Events

Financial Highlights — Our operating results for the first quarter of 2007 reflect tangible results of our strategy to diversify and stabilize our income streams through the increase of wholly-owned hotel real estate. In January 2007, we were able to capitalize on the earnings growth of our corporate housing subsidiary with the sale of BridgeStreet for $40.5 million, resulting in a gain on sale of $17.6 million. This additional capital was beneficial as we purchased our fifth wholly-owned property, the Hilton Houston Westchase, in February 2007 for a total acquisition cost of $52.2 million. For the three months ended March 31, 2007, revenues from our owned-hotels were $13.1 million, an increase of $8.0 million compared to the same period in 2006. In addition, operating income from owned-hotels increased $1.5 million while gross margins increased from 22.8% in the first quarter of 2006 to 28.3% in the first quarter of 2007.

While we benefited from the acquisition of wholly-owned real estate, we have also begun to be affected by the significant number of management contracts lost during 2006 and the first quarter of 2007. Total management fees were $11.5 million in the first quarter of 2007, a decrease of $2.5 million from the first quarter of 2006 (after removing the effect of $3.2 million of business interruption proceeds received in the first quarter of 2006). Also, our termination fee revenue of $1.6 million in the first quarter of 2007 decreased by $4.1 million compared to the first quarter of 2006.

Significant Events — In the first quarter of 2007, we continued to implement our growth strategy of selective hotel ownership through wholly-owned acquisitions and joint venture investments. We also sold our corporate housing segment, which will allow us to further implement our growth strategy.

In January 2007, we sold BridgeStreet for approximately $40.5 million in cash, resulting in a gain on sale of $17.6 million. Although BridgeStreet was able to significantly improve their operations over the past two years, corporate housing was no longer part of our core growth strategy and we believed the timing was right to monetize the value we had created.

In February 2007, we acquired the 297-room Hilton Houston Westchase from affiliates of Blackstone, for a total acquisition price of $52.2 million, our largest wholly-owned acquisition to date. We financed the acquisition through a non-recourse mortgage loan of $32.8 million and the remainder with a combination of cash on hand and borrowings on our Credit Facility. The hotel is currently undergoing the final phase of an $11 million comprehensive renovation program.

In March 2007, we closed on our new senior secured credit facility (“Credit Facility”). The new Credit Facility consists of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the new Credit Facility, we borrowed $65.0 million under the term loan using a portion of it to pay off the remaining obligation under the old credit facility. We are required to make quarterly payments of approximately $0.2 million. The new Credit Facility provides the ability to continue our growth strategy through whole and partial hotel ownership.

Also in March 2007, we continued to grow our portfolio of joint ventures by investing $0.5 million to acquire a 15% interest in the Radisson Hotel Cross Keys in Baltimore, Maryland. We also contributed an additional $0.3 million in an existing joint venture which will develop and build five to ten aloft® hotels over the next several years. Intended to be similar to the W Hotel® brand, aloft® is the new premium select-service hotel brand being introduced by Starwood Hotels & Resorts Worldwide, Inc. Our joint venture partner is responsible for site selection, construction and development management, while we will operate the hotels. The joint venture has signed long-term franchise agreements for the first two properties. Construction commenced on the first property located in Rancho Cucamonga, CA in January 2007, with the second location in Cool Springs, TN expected to begin construction later in 2007.

We also continued to realize the effects of the significant number of hotel purchase and sale transactions in the real estate market, which reduced the number of properties we manage. Our management agreements for 25 hotels we managed were terminated during the first quarter of 2007, including the loss of 16 properties owned by CNL Hotels & Resorts, Inc. which consisted of 2,720 rooms. CNL was acquired in a series of transactions by two purchasers. As a result, we were terminated as the manager of those properties. For the three months ended March 31, 2007 and 2006, we recorded management fees of $0.4 million and $0.8 million, respectively, related to the 25 management contracts terminated in 2007. We partially offset the loss of nearly 5,000 rooms related to the 25 management contracts with the addition of nine management contracts, totaling nearly 2,000 rooms.

Industry Overview

The lodging industry of which we are a part, is subject to international and national events. We have been impacted by several events over the previous several years, including the ongoing threat of terrorism and other hostilities, the potential outbreak of infectious disease and natural disasters. As we conduct our business on a national and international level, our activities are also affected by changes in the performance of regional and global economies.

In the second half of 2006 and the first quarter of 2007, the lodging industry experienced a substantial slowdown in room demand growth as compared to prior periods. This slowdown is partially due to the impact of Hurricane Katrina in the previous periods and also a slowdown in disposable income and consumption expenditures. However, the growth in the industry is forecasted to continue in future years, albeit at a slower pace than recently experienced. Overall, industry RevPAR is projected to grow an additional 5.6% in 2007 and 5.3% in 2008. The entire RevPAR increase is projected to be a result of growth in ADR, as occupancy is forecasted to decrease by 0.3% in 2007 and 0.4% in 2008. The decrease in occupancy is driven by room supply growth outpacing room demand growth in 2007 (1.6% compared to 1.4%) and 2008 (2.3% compared to 1.9%).

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

We have discussed those policies that we believe are critical and require judgment in their application in our Annual Report on Form 10-K, for the year ending December 31, 2006. During the first quarter of 2007, we have adopted the following standard:

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007, the first day of the 2007 first quarter. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that we have taken or expect to take on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, we may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. See Note 15, “FIN 48, Recognition and Measurement of Tax Positions and Benefits” for additional information.

Results of Operations

Operating Statistics

Statistics related to our managed hotel properties (including wholly-owned hotels) are set forth below:

	As of March 31,		Percent Change
	2007	2006	’07 vs. ’06

Hotel Management
Properties managed	207	282	(26.6)%
Number of rooms	47,157	63,980	(26.3)%
Hotel Ownership
Number of properties	5	2	150.0%
Number of rooms	1,260	524	140.5%

Hotels under management decreased by a net of 75 properties as of March 31, 2007 compared to March 31, 2006, due to the following:

•	We acquired 15 additional management contracts from various owners.

•	17 properties owned by Meristar/Blackstone were transitioned out of our system.

•	Sunstone sold 16 properties which we no longer manage.

•	13 of the hotels we managed for Goldman Sachs and Highgate Holdings have been sold or transitioned from management.

•	CNL sold 16 properties which we no longer manage.

•	28 properties owned by other owners were transitioned out of our system.

The operating statistics related to our managed hotels, including wholly-owned hotels, on a same-store basis1 were as follows:

	Three Months
	ended March 31,		Percent Change
	2007	2006	’07 vs. ’06

Hotel Management
RevPAR	$91.59	$84.54	8.3%
ADR	$129.24	$120.28	7.4%
Occupancy	70.9%	70.3%	0.9%

Revenue

The significant components of revenue were as follows (in thousands):

	Three months
	ended March 31,		Percent Change
	2007	2006	’07 vs. ’06

Lodging	$13,076	$5,037	>100%
Management fees	11,469	17,163	(33.2)%
Termination fees	1,575	5,700	(72.4)%
Other	2,269	3,711	(38.9)%
Other revenue from managed properties	176,370	224,949	(21.6)%

Total revenue	$204,759	$256,560	(20.2)%

Lodging

The increase in lodging revenue is primarily due to the inclusion of revenues of $2.9 million for the Hilton Houston Westchase, which was purchased in February 2007, $3.1 million for the Hilton Arlington, which was purchased in October 2006, and $1.2 million for the Hilton Garden Inn Baton Rouge, which was purchased in June 2006. In addition, during the three month period ended March 31, 2007, we saw an increase in RevPAR at the Hilton Concord and the Hilton Durham of 14.2% and 11.6%, respectively, over the same period in 2006. These two properties have exceeded revenue from prior year by $0.6 million and $0.2 million, respectively.

[1]	We present these operating statistics for the periods included in this report on a same-store basis. We define our same-store hotels as those which (i) are managed or owned by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the periods being reported. In addition, the operating results of hotels for which we no longer manage as of March 31, 2007 are not included in same-store hotel results for the periods presented herein. Of the 207 properties that we managed as of March 31, 2007, 186 hotels have been classified as same-store hotels.

Management fees

The decrease in management fee revenue is mainly due to the inclusion of business interruption proceeds of $3.2 million in the first quarter of 2006 associated with eight properties that were damaged or closed due to hurricanes in 2004. The remaining change is as a result of managing fewer properties for the three months ended March 31, 2007 compared to March 31, 2006. However, due to the strength of the economy and our improved operating efficiencies at our properties, we were able to partially offset the loss of management contracts by increasing RevPAR by 8.3% during the quarter.

Termination fees

The majority of the termination fees for the three months ended March 31, 2007 were due to the recognition of $1.1 million of termination fees from Blackstone for two management contracts lost. For the three months ended March 31, 2006, we recognized $5.4 million in termination fees from MeriStar, including one-time termination fees of $4.1 million due to the sale of ten properties and subsequent loss of these management contracts.

Other

Other revenues decreased $1.4 million due to a decrease in operating activity generated by our purchasing and capital project management subsidiary and our accounting fees as a result of managing fewer properties.

Other revenue from managed properties

These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners and are also recorded as “other expenses from managed properties.” The decrease of $48.6 million in other revenue from managed properties is primarily due to the decrease in the number of managed hotels and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Operating Expenses

The significant components of undistributed operating expenses were as follows (in thousands):

	Three Months
	Ended March 31,		Percent Change
	2007	2006	’07 vs. ’06

Lodging	$9,372	$3,888	>100%
Administrative and general	13,315	13,645	(2.4)%
Depreciation and amortization	3,293	1,543	>100%
Asset impairments and write-offs	108	8,550	(98.7)%

Total undistributed operating expenses	$26,088	$27,626	(5.6)%

Lodging

The increase in lodging expenses is primarily due to the inclusion of lodging expenses of $2.4 million for the Hilton Arlington, which was acquired in October 2006, $0.7 million for the Hilton Garden Inn Baton Rouge, which was acquired in June 2006, and $1.9 million for the Hilton Houston Westchase, which was acquired in February, 2007. In addition, although lodging expenses at the Hilton Concord increased $0.4 million, which was primarily driven by an increase in occupancy, the gross margin increased 490 basis points for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006.

Administrative and general

These expenses consist of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses showed a slight decrease between periods due primarily to a reduction in employee compensation of $1.0 million. These savings have been partially offset by various general and administrative expenses totaling $0.5 million during the three months period ended March 31, 2007 relating to our new international office in Moscow, Russia.

Depreciation and amortization

We had a significant increase in depreciable assets for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to the presence of five wholly-owned hotels as of March 31, 2007. The Hilton Garden Inn Baton Rouge, Hilton Arlington and Hilton Houston Westchase, all of which were acquired subsequent to the first quarter of 2006, resulted in depreciation expense of $0.1 million, $0.6 million, and $0.3 million, respectively. In addition, scheduled amortization expense for our management contracts increased by approximately $0.8 million as a result of revising the estimated economic lives of the management contracts for the remaining Blackstone properties from 25 years to approximately four years on December 31, 2006, due to their plans to sell most of the portfolio within five years.

Asset impairments and write-offs

When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. For the three months ending March 2007, $0.1 million of asset impairments were recorded related to three properties sold by various owners. For the three months ended March 31, 2006, $8.3 million of asset impairments were recorded as a result of the termination of management contracts related to the sale of 18 MeriStar properties.

Other Income and Expense

The significant components of other income and expenses were as follows (in thousands):

	Three Months
	Ended March 31,		Percent Change
	2007	2006	’07 vs. ’06

Interest expense, net	$2,297	$1,669	37.6%
Equity in earnings (losses) of affiliates	401	(557)	>100%
Gain on sale of investments & extinguishment of debt	—	—	—
Income tax expense	147	669	(78.0)%
Minority interest expense	53	18	>100%
Income (loss), from discontinued operations, net of tax	17,001	(326)	>100%

Interest expense

The majority of the increase in interest expense of $0.6 million was primarily due to interest expense incurred associated with our mortgage debt from the purchase of the Hilton Arlington and the Hilton Houston Westchase of $0.8 million. In addition, we recorded additional amortization expense of $0.5 million for deferred financing fees related to the extinguishment of our old credit facility in March 2007. The increase was offset by $0.7 million in lower interest expense on our old credit facility due to a lower average outstanding debt balance during the quarter and a lower interest rate on the new Credit Facility that was 175 basis points lower than on the old credit facility.

Equity in earnings of affiliates

Our MIP joint venture sold all of its hotels in December 2006. This joint venture had contributed losses of $0.4 million for the 2006 period. In addition, we recorded additional earnings of $0.2 million from our RQB Joint Venture. We also recorded net earnings of approximately $0.2 million from the remainder of our joint ventures.

Income tax expense

The change in income tax expense is driven by the increase in income from continuing operations offset by the change in our effective tax rate from 38% as of March 31, 2006 to 42% as of March 31, 2007.

Income from discontinued operations, net of tax

Income from discontinued operations increased by $17.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Discontinued operations represents the operations of our corporate housing subsidiary (disposed in January 2007) and the gain on sale of this subsidiary of $17.6 million. With respect to the foreign operations, the disposition was considered a sale of stock of the subsidiary and resulted in a capital loss for tax purposes. As this capital loss can only be used to offset capital gains for tax purposes, a full valuation allowance was recorded resulting in an effective tax rate of approximately 1%.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Three Months
	Ended March 31,		Percent Change
	2007	2006	’07 vs. ’06

Cash (used) provided by operating activities	$(8,014)	$7,726	<100%
Cash used in investing activities	(22,585)	(2,619)	>100%
Cash provided (used in) financing activities	55,192	(4,785)	>100%
Working capital (deficit)	34,869	(877)	>100%
Cash interest expense	1,751	1,892	(7.5)%
Debt balance	141,525	79,802	77.3%

Operating Activities

The increase in cash used in operating activities is primarily due to the change in net income, which decreased by $9.5 million after removing all non-cash income and expense items, including the gain on sale of our corporate housing subsidiary and asset impairment and write-offs of $0.1 million and $8.6 million incurred during the during the first quarter of 2007 and 2006. Significant one-time cash items included in net income during the first quarter of 2006 are a one-time cash payment of $3.2 million resulting from the settlement of our business interruption claim and one-time termination fees of $4.1 million related to the sale of 10 MeriStar properties in February 2006. In addition, the change in accounts receivables decreased by $4.8 million, primarily related to the reduction in the number of properties we managed in the first quarter of 2007 compared to the first quarter of 2006. The change in accounts payable and accrued expenses decreased by $2.7 million in the first quarter of 2007 compared to 2006.

Investing Activities

The major components of the increase in cash used in investing activities during the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 were:

•	In the first quarter of 2007, we purchased the Houston Westchase for $52.2 million, which included an escrow of additional restricted cash of $1.9 million associated with this acquisition.

•	We made an additional $0.5 million in net contributions towards our joint venture investments in 2007 compared to 2006. In 2007, we contributed a total of $0.8 million for investments in two new joint ventures and received a distribution of $0.3 million from the sale of MIP Lessee, L.P. Distributions which are a return of our investment in the joint venture are recorded as investing cash flows while distributions which are a return on our investment are recorded as operating cash flows.

•	We spent an additional $0.4 million on property and equipment in 2007, which is primarily related to improvements at our owned hotels and general corporate additions. We also spent $0.5 million in the first quarter of 2006 for the Twelve Oaks acquisition.

•	The cash expenditures above were offset by proceeds of $34.4 million from the sale of BridgeStreet Corporate Housing.

Financing Activities

The increase in cash provided by financing activities is primarily due to net borrowings on long-term debt of $57.3 million in the first quarter of 2007, compared to net repayments on long-term debt of $5.3 million in the first quarter of 2006. Our additional borrowings in 2007 related to the purchase of the Hilton Westchase of $32.8 million, and borrowings from our new Credit Facility of $65 million that we used to payoff the remaining balance on our previous credit facility, while the repayments in 2006 were made from cash provided by operating activities. In addition, we incurred financing fees of $2.2 million in connection with the new Credit Facility entered in March 2007.

Liquidity

Our known short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities and costs associated with potential acquisitions and continuing our growth strategy. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of March 31, 2007, we were in compliance with all financial covenants under our Credit Facility.

We continue to implement our growth strategy through whole ownership and joint venture interests in hotel properties. In February 2007, we acquired our fifth wholly-owned property, the Hilton Houston Westchase in Houston, Texas. We financed the purchase through a $32.8 million, non-recourse mortgage loan. Joint ventures also continue to play a strategic and vital role in the continued growth strategy of the Company. In March, we entered into another joint venture for $0.5 million and a 15% ownership stake in the Radisson Cross Keys in Baltimore, Maryland. The joint venture investment was funded with cash on hand.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders. In addition, we have certain limitations under our Credit Facility that could limit our ability to make future investments without the consent of our lenders. We expect to use additional cash flows from operations and amounts available under the Credit Facility to pay required debt service, income taxes and make planned capital purchases for our wholly-owned hotels. We may also seek to raise additional funding for future investments and growth opportunities by raising additional debt or equity from time to time based on the specific needs of those future investments.

Senior Credit Facility

In March 2007, we closed on our new $125.0 million Credit Facility. The new Credit Facility consists of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the new Credit Facility, we borrowed $65.0 million under the term loan and used a portion of those proceeds to pay off the remaining obligation under the old credit facility. We are required to make quarterly payments on the term loan of approximately $0.2 million.

At March 31, 2007, we had the entire balance of $60.0 million available under our revolving loan, however, with the expected closing on the purchase of the Westin Atlanta in May 2007, we expect to use approximately $50 to $55 million under the revolver to finance the acquisition. Due to this, we are currently negotiating with our lender and expect to increase our borrowing capacity under the Credit Facility at some point during the second quarter of 2007.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of March 31, 2007, based on those financial tests, borrowings under the term and revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 8.07% per annum). We incurred interest expense of $0.9 million and $1.5 million on the senior credit facilities for the three months ended March 31, 2007, and 2006, respectively. Our old credit facility the revolving loan bore interest at the 30-day LIBOR rate plus 325 basis points (a rate of 8.6% per annum) and borrowings under the term loan bore interest at the 30-day LIBOR plus 450 basis points (a rate of 9.9% per annum).

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

Mortgage Debt

The following table summarizes our mortgage debt as of March 31, 2007:

	Principal	Maturity	Spread over	Interest Rate as of
	Amount	Date(1)	30-Day LIBOR	March 31, 2007

Hilton Concord(2)	$19.0 million	March 2008	225 bps	7.6%
Hilton Arlington	$24.7 million	November 2009	135 bps	6.7%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	6.7%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

(2)	In April 2007, we repaid the entire mortgage loan of $19.0 million.

We incurred interest expense on the mortgage loans of $1.1 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1% is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made in the third year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In February 2007, we entered into an interest rate cap agreement in connection with the purchase of the Hilton Houston Westchase. The $32.8 million, three-year interest rate cap agreement is designed to protect against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 7.25% and is scheduled to mature on February 9, 2010. In April 2007, we repaid the Hilton Concord $19.0 million mortgage loan and have cancelled the related interest rate cap agreement. The 30-day LIBOR rate, upon which our debt and interest rate cap agreements are based on, decreased from 5.4% per annum, as of December 31, 2006, to 5.3% per annum, as of March 31, 2007.

Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $0.2 million for the three months ended March 31, 2007 and 2006.

There were no other material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk other than the entrance into one, and the cancellation of one interest rate cap agreement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

(a) Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3	.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated September 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3	.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3	.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3	.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8- A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.2		Preferred Share Purchase Rights Agreement, dated July 23,1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4	.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4	.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4		Registration Rights Agreement, dated September 30, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended June 30, 1999).
10.1		Employment Agreement, dated as of January 1, 2007, by and between Henry L. Ciaffone and the Company.
10.2		Agreement of Purchase and Sale between Capstar Westchase Partners, L.P., an affiliate of The Blackstone Group, and Interstate Westchase, LP, dated January 4, 2007, for the purchase of the Hilton Houston Westchase.

Exhibit No.		Description of Document

10.3		Amended and Restated Employment Agreement, dated as of January 16, 2007, by and between Thomas F. Hewitt and the Company.
10.4		Purchase and Sale Agreement by and among Interstate Hotels & Resorts, Inc., Interstate Operating Company, L.P., and Amkadian Holdings, Inc., dated January 26, 2007 for the sale of our BridgeStreet corporate housing subsidiary (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 29, 2007).
10.5		Senior Secured Credit Facility, dated March 9, 2007, among Interstate Operating Company, LP, Lehman Brothers Inc. and various others lenders.
10	.6*	Agreement of Purchase and Sale between Lepercq Atlanta Renaissance Partners, L.P., and affiliate of the Blackstone Group, and Interstate Atlanta Airport, LLC, dated May 4, 2007, for the purchase of the Westin Atlanta Airport.
31	.1*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31	.2*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32*		Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

By:	/s/ Denis S. McCarthy
Denis S. McCarthy
Chief Accounting Officer

Dated: May 10, 2007