Form 10-Q
period 2007-06-30
INTERSTATE HOTELS & RESORTS INC
filed 2007-08-09
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

The number of shares of Common Stock, par value $0.01 per share, outstanding at August 1, 2007 was 31,678,569.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$27,380	$25,308
Restricted cash	8,086	6,485
Accounts receivable, net of allowance for doubtful accounts of $373 and $253, respectively	27,398	31,511
Due from related parties, net of allowance for doubtful accounts of $1,110 and $1,110, respectively	944	1,469
Prepaid expenses and other current assets	4,056	2,592
Assets held for sale	—	28,383

Total current assets	67,864	95,748
Marketable securities	1,919	1,610
Property and equipment, net	230,522	103,895
Investments in affiliates	11,220	11,144
Notes receivable	4,289	4,962
Deferred income taxes	12,067	12,451
Goodwill	73,672	73,672
Intangible assets, net	29,886	30,208

Total assets	$431,439	$333,690

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,958	$2,053
Accrued expenses	70,506	68,395
Liabilities related to assets held for sale	—	10,263
Current portion of long-term debt	862	3,750

Total current liabilities	73,326	84,461
Deferred compensation	1,914	1,541
Long-term debt	171,375	80,476

Total liabilities	246,615	166,478
Minority interest	519	516
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 31,678,569, and 31,540,926 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	317	316
Treasury stock	(69)	(69)
Paid-in capital	194,929	194,460
Accumulated other comprehensive (loss) income	(464)	1,201
Accumulated deficit	(10,408)	(29,212)

Total stockholders’ equity	184,305	166,696

Total liabilities, minority interest and stockholders’ equity	$431,439	$333,690

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Lodging	$18,621	$6,418	$31,697	$11,455
Management fees	10,728	12,422	21,350	21,625
Management fees-related parties	852	2,765	1,699	10,725
Termination fees	2,418	1,494	3,993	1,779
Termination fees-related parties	—	702	—	6,117
Other	2,763	2,718	5,032	6,429

	35,382	26,519	63,771	58,130
Other revenue from managed properties	164,793	217,824	341,163	442,773

Total revenue	200,175	244,343	404,934	500,903
Expenses:
Lodging	12,667	4,572	22,039	8,460
Administrative and general	14,575	15,385	27,890	29,030
Depreciation and amortization	3,684	1,546	6,977	3,089
Asset impairments and write-offs	1,047	92	1,155	8,642

	31,973	21,595	58,061	49,221
Other expenses from managed properties	164,793	217,824	341,163	442,773

Total operating expenses	196,766	239,419	399,224	491,994

OPERATING INCOME	3,409	4,924	5,710	8,909
Interest income	721	545	1,157	931
Interest expense	(3,276)	(1,970)	(6,009)	(4,025)
Equity in earnings (losses) of affiliates	854	123	1,255	(434)

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	1,708	3,622	2,113	5,381
Income tax expense	(708)	(1,611)	(855)	(2,280)
Minority interest expense	(9)	(31)	(62)	(49)

INCOME FROM CONTINUING OPERATIONS	991	1,980	1,196	3,052
Income from discontinued operations, net of tax	607	1,029	17,608	703

NET INCOME	$1,598	$3,009	$18,804	$3,755

Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(18)	418	(23)	671
Unrealized gain on investments	1	24	18	12

COMPREHENSIVE INCOME	$1,581	$3,451	$18,799	$4,438

BASIC EARNINGS PER SHARE:
Continuing operations	$0.03	$0.07	$0.04	$0.10
Discontinued operations	0.02	0.03	0.56	0.02

Basic earnings per share	$0.05	$0.10	$0.60	$0.12

DILUTIVE EARNINGS PER SHARE:
Continuing operations	$0.03	$0.07	$0.04	$0.10
Discontinued operations	0.02	0.03	0.55	0.02

Dilutive earnings per share	$0.05	$0.10	$0.59	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$18,804	$3,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,977	3,089
Amortization of deferred financing fees	1,113	387
Stock compensation expense	553	598
Bad debt expense	46	759
Asset impairments and write-offs	1,155	8,642
Equity in (earnings) losses of affiliates	(1,255)	434
Operating distributions from unconsolidated affiliates	221	186
Minority interest	62	49
Deferred income taxes	384	1,033
Excess tax benefits from share-based payment arrangements	(87)	(558)
Discontinued operations:
Depreciation and amortization	—	897
Gain on sale	(18,131)	—
Changes in assets and liabilities:
Accounts receivable	4,640	(1,453)
Due from related parties	525	4,563
Prepaid expenses and other current assets	(1,088)	(3,024)
Accounts payable and accrued expenses	1,227	(2,787)
Changes in asset and liability accounts held for sale	93	—
Other changes in asset and liability accounts	180	357

Cash provided by operations	15,419	16,927

INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations	34,966	—
Change in restricted cash	(1,601)	4
Acquisition of hotels	(127,958)	(14,528)
Purchases related to discontinued operations	(68)	(1,516)
Purchases of property and equipment	(4,027)	(2,947)
Additions to intangible assets	(1,740)	(804)
Contributions to unconsolidated affiliates	(1,377)	(6,248)
Distributions from unconsolidated affiliates	2,759	—
Changes in notes receivable	746	60

Cash used in investing activities	(98,300)	(25,979)

FINANCING ACTIVITIES:
Proceeds from borrowings	147,825	9,000
Repayment of borrowings	(59,814)	(12,500)
Excess tax benefits from share-based payments	87	558
Proceeds from issuance of common stock	190	2,201
Financing fees paid	(3,317)	—

Cash provided by (used in) financing activities	84,971	(741)

Effect of exchange rate on cash	(18)	187
Net increase (decrease) in cash and cash equivalents	2,072	(9,606)
CASH AND CASH EQUIVALENTS, beginning of period	25,308	12,929

CASH AND CASH EQUIVALENTS, end of period	$27,380	$3,323

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$4,577	$3,676
Income taxes	1,894	1,364

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY

We are one of the largest independent U.S. hotel management companies not affiliated with a hotel brand, measured by number of rooms under management. We derive our earnings from a diversified portfolio of hotel management agreements and ownership of select hotel properties. While we continue to focus on our core business as a leading provider of hospitality management services, we continue to expand our portfolio of owned hotels in an effort to diversify and enhance our earnings. In 2007, a significant portion of our operating income will be related to owned hotels. We have two reportable operating segments: hotel management and hotel ownership (through whole-ownership and joint ventures). A third reportable segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet, our corporate housing division.

Our management portfolio is diversified by brand, franchise and ownership group to which we provide related services in the hotel, resort and conference center markets. These services include insurance and risk management, purchasing and capital project management, information technology and telecommunications, and centralized accounting services. As of June 30, 2007, we managed 187 hotel properties and five ancillary service centers (which consist of two laundry centers, two conference centers, and a spa facility), with 42,760 rooms in 36 states, the District of Columbia, Canada, Russia, Belgium and Ireland. We also owned six hotel properties, with 1,755 rooms, and held non-controlling joint venture equity interests in 11 joint ventures, which own or hold ownership interests in 17 of our managed properties.

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

Our subsidiary operating partnership, Interstate Operating Company, L.P., indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. Certain independent third parties and we are limited partners of the partnership. The interests of those third parties are reflected as minority interest on our consolidated balance sheet. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We own more than 99% of the subsidiary operating partnership.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These consolidated financial statements include our accounts and the accounts for all of our majority owned subsidiaries. We eliminate all significant intercompany balances and transactions. Certain reclassifications have been made to our prior year financial statements to conform to our current presentation.

Revenue Recognition Related to Termination Fees

As we have existing management agreements with Blackstone, the owner of multiple hotels which we have purchased, we evaluate the impact of EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”) on the purchase accounting for these acquisitions. Our agreements with Blackstone have provisions which require the payment of termination fees if Blackstone elects to terminate the management contract or sells the hotel to any buyer, including us. We determine the amount by which the pricing of these contracts is favorable when compared to the pricing we have negotiated with owners for recently executed management contracts for comparable hotel properties and compare this amount to the amount of the required termination fee due from Blackstone. EITF 04-1 requires that we recognize the lesser of the amounts as a gain on the settlement of the executory contract and as part of the acquisition cost of the hotel. For the Hilton Houston Westchase and Westin Atlanta Airport acquisitions, the amount by which the pricing of the Blackstone contracts are favorable to us exceeded the stated termination fees due to us from Blackstone. Accordingly, we recorded the stated termination fees for the Hilton Houston Westchase and the Westin Atlanta Airport of $1.0 million and $1.4 million, respectively, at the time of acquisition.

Related Parties

In January 2007, we were retained as manager for two properties owned by Capstar Hotel Company, LLC (“New Capstar”), a newly formed real estate investment company founded by Paul Whetsell, our current Chairman of the Board. As of June 30, 2007, balances related to New Capstar have been included within “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations.

In May 2006, The Blackstone Group, which we refer to as “Blackstone,” acquired MeriStar Hospitality Corporation, which we refer to as “MeriStar.” MeriStar had previously been considered a related party as Mr. Whetsell was also the CEO of MeriStar. Mr. Whetsell did not become part of the Blackstone management team and accordingly, we no longer consider Blackstone to be a related party. As such, the line items “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations do not include any amounts associated with Blackstone at December 31, 2006 and for the period from May 2, 2006 through December 31, 2006, although fees received from Meristar prior to May 2, 2006 continue to be included in “management fees — related parties.”

Our managed properties for which we also hold a joint venture ownership interest continue to be included in “management fees — related parties.” See Note 4, “Investments in Affiliates” for further information on these related party amounts.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) using the modified prospective method. Beginning January 1, 2003, we have used the Black-Scholes pricing model to estimate the value of stock options granted to employees. The adoption of SFAS 123R did not have a material impact on our results of operations or financial position as all of our unvested stock-based awards as of December 31, 2005 had previously been accounted for under the fair value method of accounting. See Note 13, “Stock-Based Compensation,” for additional information.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 14, “FIN 48 — Recognition and Measurement of Tax Positions and Benefits,” for additional information.

Recently Issued Accounting Pronouncements

In June 2006, EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, That Is, Gross versus Net Presentation” (“EITF 06-3”) was ratified. EITF 06-3, which is effective for periods beginning after December 15, 2006, requires the disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross (included in revenues and costs) or net (excluded from revenues) basis. We have reported revenues from our owned-hotels, which are subject to various taxes assessed by government authorities, including sales and use taxes, on a net basis.

In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement.

In February 2007, FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended)” (“SFAS 159”) was issued. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement.

3.	EARNINGS PER SHARE

We calculate our basic earnings per common share by dividing net income by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assume the issuance of common stock for all potentially dilutive stock equivalents outstanding. Potentially dilutive shares include restricted stock, stock options granted under our various stock compensation plans and operating partnership units held by minority partners. In periods in which there is a loss, diluted shares outstanding will equal basic shares outstanding to prevent anti-dilution.

Basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2007			June 30, 2006
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Income from continuing operations	$991	31,642	$0.03	$1,980	30,890	$0.07
Income from discontinued operations, net of tax	607	—	0.02	1,029	—	0.03

Basic net income	$1,598	31,642	$0.05	$3,009	30,890	$0.10
Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	41	—	—	212	—
Assuming vesting of outstanding restricted stock	—	306	—	—	174	—

Diluted net income	$1,598	31,989	$0.05	$3,009	31,276	$0.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30, 2007			June 30, 2006
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Income from continuing operations	$1,196	31,602	$0.04	$3,052	30,788	$0.10
Income from discontinued operations, net of tax	17,608	—	0.56	703	—	0.02

Basic net income	$18,804	31,602	$0.60	$3,755	30,788	$0.12
Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	65	—	—	157	—
Assuming vesting of outstanding restricted stock	—	227	(0.01)	—	144	—

Diluted net income	$18,804	31,894	$0.59	$3,755	31,089	$0.12

4.	INVESTMENTS IN AFFILIATES

Our investments and advances to our joint ventures and affiliated companies consist of the following (in thousands, except number of hotels):

		Our Equity	June 30,	December 31,
Joint Venture	Number of Hotels	Participation	2007	2006

CNL/IHC Partners, L.P.	3	15.0%	$2,698	$2,625
RQB Resort/Development Investors, LLC	1	10.0%	913	447
True North Tesoro Property Partners, L.P.	1	15.9%	29	1,381
Amitel Holdings, LLC	6	15.0%	3,909	3,903
Cameron S-Sixteen Hospitality, LLC	1	10.9%	451	487
Cameron S-Sixteen Broadway, LLC	1	15.7%	1,085	1,136
IHR Greenbuck Hotel Venture, LLC(1)	—	15.0%	1,074	362
Interstate Cross Keys, LLC	1	15.0%	572	—
Other	3	12.5%-50.0%	489	803

Total	17		$11,220	$11,144

(1)	Hotel number is not listed since this joint venture is in the process of developing hotels.

In March 2007, we invested $0.5 million to acquire a 15% interest in the 147-room Radisson Cross Keys hotel in Baltimore, Maryland. We plan to invest an additional $0.3 million for future capital improvements.

In April 2007, the joint venture which owns the Doral Tesoro Hotel and Golf Club made a distribution to us of $1.8 million, which included the return of our initial investment of $1.5 million and a return on investment. As the distribution received was greater than our investment balance at the time of the distribution, the investment balance was reduced to zero with the remainder recorded as a deferred gain in our consolidated balance sheets. The distribution in excess of our investment will be deferred until such time as the assets in the venture are sold or another such event has occurred, resulting in the culmination of the earnings process. The distribution did not impact our percentage investment ownership interest in the joint venture. Also in April 2007, our joint venture Orchard Park Associates, L.P., in which we hold a 5% ownership interest, sold the Comfort Suites Norwich. We received a $0.1 million distribution as a result of the sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, we invested an additional $0.7 million in our joint venture, IHR Greenbuck Hotel Venture, LLC, to build as many as five to ten aloft® hotels over the next several years.

We had related party accounts receivable from our joint venture ownership interests of $0.9 million and $1.4 million as of June 30, 2007 and December 31, 2006. We had related party management fees from these joint ventures of $0.9 million and $1.7 million for the three and six months ended June 30, 2007, respectively and $0.8 million and $2.2 million for the three and six months ended June 30, 2006, respectively.

The recoverability of the carrying values of our investments and advances to our investees is dependent upon the operating results of the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future impairment losses or the inability to recover the carrying value of these long-lived assets. The debt of all investees is non-recourse to us and we do not guarantee any of our investees’ obligations. We are not the primary beneficiary or controlling investor in any of these joint ventures however, do exert significant influence as the manager of the underlying assets, and therefore account for our interests under the equity method.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Land	$19,547	$10,269
Furniture and fixtures	25,964	17,437
Building and improvements	187,234	75,566
Leasehold improvements	5,695	5,889
Computer equipment	6,414	4,978
Software	11,883	12,244

Total	256,737	126,383
Less accumulated depreciation	(26,215)	(22,488)

Property and equipment, net	$230,522	$103,895

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Management contracts	$35,382	$35,940
Franchise fees	1,814	1,620
Deferred financing fees	3,635	2,538

Total cost	40,831	40,098
Less accumulated amortization	(10,945)	(9,890)

Intangible assets, net	$29,886	$30,208

We amortize the value of our intangible assets, which all have definite useful lives, over their estimated useful lives, which generally correspond with the expected terms of the associated management, franchise, or financing agreements. For the six months ended June 30, 2007, we recognized management contract impairment charges of $1.2 million, including $0.7 million for the Westin Atlanta Airport which we purchased from Blackstone in May 2007, $0.4 million associated with seven properties sold by Sunstone Hotels Investors, Inc. (“Sunstone REIT”) and $0.1 million related to other terminated or lost management contracts. For the six months ended June 30, 2006, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management contract impairment losses of $8.6 million primarily consisted of $8.3 million for the termination of management contracts related to 18 MeriStar/Blackstone properties.

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $1.4 million and $2.7 million for the three and six months ended June 30, 2007, respectively, and $0.6 million and $1.5 million for the three and six months ended June 30, 2006, respectively. We also incurred amortization expense related to deferred financing fees of $0.4 million and $1.1 million for the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2006, respectively. During the first quarter of 2007, $0.5 million of deferred financing fees related to our old senior credit facility was amortized in connection with our entrance into a new $125.0 million senior secured credit facility (the “Credit Facility”) and the related payoff of our old senior credit facility and subordinated term loan. Amortization of deferred financing fees are included in interest expense.

In connection with the new Credit Facility, we recorded $2.2 million of financing fees which will be amortized over the term of the Credit Facility. During the second quarter of 2007, we recorded an additional $0.8 million of financing fees in connection to the amendment of our Credit Facility. See Note 8, “Long-Term Debt,” for additional information related to the Credit Facility.

We evaluate our capitalized management contracts for impairment when circumstances warrant. When we receive notification that a management contract will be terminated early, we evaluate when, or if, amortization should be accelerated or if any remaining management contract costs should be impaired. We have revised the estimated economic lives of the underlying management contracts for the remaining Blackstone properties from 25 years to approximately four years as Blackstone has initiated plans to sell most of the portfolio of hotels within four years and had taken over management or executed sales of seven hotels as of December 31, 2006. The change in estimate occurred in December 2006 and was applied as of January 1, 2007. As of June 30, 2007, we do not believe the carrying value of $25.6 million associated with the remaining management contracts is impaired. We will continue to assess the recorded value of our management contracts and their related amortization periods as circumstances warrant.

We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of our goodwill more frequently. During the six months ended June 30, 2007, no material transactions occurred which were not already considered in our analysis during the fourth quarter of 2006. As such, we did not re-evaluate our goodwill in the second quarter of 2007.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Salaries and employee related benefits	$22,831	$24,895
Deferred revenue	4,862	561
Other	42,813	42,939

Total	$70,506	$68,395

“Other” consists of legal expenses, sales and use tax accruals, property tax accruals, owners insurance for our managed hotels, general and administrative costs of managing our business and various other items. No individual amounts in “Other” represent more than 5% of current liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2007	2006

Senior credit facility — term loan	$114,712	$40,526
Mortgage debt	57,525	43,700

Total long-term debt	172,237	84,226
Less current portion	(862)	(3,750)

Long-term debt, net of current portion	$171,375	$80,476

Senior Credit Facility

In March 2007, we entered into a new senior secured Credit Facility with various lenders. The Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the Credit Facility, we borrowed $65.0 million under the term loan, using a portion of it to pay off the remaining obligations under our previous credit facility. In May 2007, we amended the Credit Facility to increase the borrowings under our term loan by $50.0 million, resulting in a total of $115.0 million outstanding under the term loan, and increased the availability under our revolving loan to $85.0 million. In addition, we have the ability to increase the revolving credit facility and/or term loan by up to $75.0 million, in the aggregate, by seeking additional commitments from lenders. Simultaneously with the amendment, we used the additional $50.0 million under the term loan, along with cash on hand, to purchase the 495-room Westin Atlanta Airport. See Note 12, “Acquisitions and Dispositions,” for additional information.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of June 30, 2007, based on those financial tests, borrowings under the term and revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 8.07% per annum). We incurred interest expense of $1.9 million and $2.7 million on the senior credit facilities for the three and six months ended June 30, 2007, respectively, and $1.4 million and $3.0 million for the three and six months ended June 30, 2006, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At June 30, 2007, we were in compliance with the loan covenants of the Credit Facility.

Mortgage Debt

The following table summarizes our mortgage debt as of June 30, 2007:

	Principal	Maturity	Spread Over	Interest Rate as of
	Amount	Date(1)	30-Day LIBOR	June 30, 2007

Hilton Arlington	$24.7 million	November 2009	135 bps	6.7%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	6.7%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

In April 2007, we repaid in full, $19.0 million of mortgage debt relating to the Hilton Concord. We incurred no prepayment penalties in connection with the early repayment.

We incurred interest expense on these mortgage loans of $1.0 million and $2.1 million for the three and six months ended June 30, 2007, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2006, respectively. Based on the terms of these mortgage loans, a prepayment cannot be made during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first year after it has been entered. After one year, a penalty of 1% is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made in the third year.

Interest Rate Caps

We have entered into three interest rate cap agreements in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The following table summarizes our interest rate cap agreements as of June 30, 2007:

		Maturity	30-Day LIBOR
	Amount	Date	Cap Rate

March 2005 (Credit Facility)	$55.0 million	January 2008	5.75%
October 2006 (Hilton Arlington mortgage loan)	$24.7 million	November 2009	7.25%
February 2007 (Hilton Westchase mortgage loan)	$32.8 million	February 2010	7.25%

At June 30, 2007, the total fair value of these interest rate cap agreements was approximately $19,000. The change in fair value for these interest rate cap agreements was de minimus and was recognized in the consolidated statement of operations.

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

Hotel management includes the operations related to our managed properties, our purchasing, construction and design subsidiary and our insurance subsidiary. Revenue for this segment consists of “management fees” (which includes $3.2 million of business interruption proceeds received during the first quarter of 2006), “termination fees” and “other” from our consolidated statement of operations. Our insurance subsidiary, as part of the hotel management segment, provides a layer of reinsurance for property, casualty, and auto and employment practices liability coverage to our hotel owners.

Hotel ownership includes our wholly-owned hotels and joint venture investments. For the hotel ownership segment presentation, we have allocated internal management fee expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2006, respectively. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Interest expense related to hotel mortgages and other debt drawn specifically to finance the hotels is included in the hotel ownership segment. As of January 1, 2007, our entire debt balance relates to our hotel ownership segment.

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

Due to the sale of our third reportable segment, corporate housing, in January 2007, the operations of this segment are included as part of discontinued operations on the consolidated statement of operations for all periods presented. The assets related to this segment have been presented as assets held for sale on the consolidated balance sheet as of December 31, 2006. The assets of our corporate housing segment of $35.3 million as of June 30, 2006 are separately included within the corporate assets in the segment presentation below. As the corporate housing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment was sold, we have not presented its operations within the following segment presentation. See Note 12, “Acquisitions and Dispositions” for more information on the disposition of the segment.

Capital expenditures includes the “acquisition of hotels” and “purchases of property and equipment” line items from our cash flow statement. All amounts presented are in thousands.

	Hotel	Hotel
	Management	Ownership	Corporate	Consolidated

Three months ended June 30, 2007
Revenue	$16,761	$18,621	$—	$35,382
Depreciation and amortization	1,782	1,790	112	3,684
Operating expense	13,079	13,129	2,081	28,289

Operating income (loss)	1,900	3,702	(2,193)	3,409
Interest expense, net	—	(2,915)	360	(2,555)
Equity in earnings of affiliates	—	854	—	854

Income (loss) before minority interests and income taxes	$1,900	$1,641	$(1,833)	$1,708

Capital expenditures	$46	$78,256	$11	$78,313
Three months ended June 30, 2006
Revenue	$20,101	$6,418	$—	$26,519
Depreciation and amortization	973	457	116	1,546
Operating expense	13,926	4,783	1,340	20,049

Operating income (loss)	5,202	1,178	(1,456)	4,924
Interest expense, net	—	(514)	(911)	(1,425)
Equity in earnings of affiliates	—	123	—	123

Income (loss) before minority interests and income taxes	$5,202	$787	$(2,367)	$3,622

Capital expenditures	$792	$15,387	$247	$16,426

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Hotel
	Management	Ownership	Corporate	Consolidated

Six months ended June 30, 2007
Revenue	$32,074	$31,697	$—	$63,771
Depreciation and amortization	3,545	3,216	216	6,977
Operating expense	25,189	22,865	3,030	51,084

Operating income (loss)	3,340	5,616	(3,246)	5,710
Interest expense, net	—	(4,871)	19	(4,852)
Equity in earnings of affiliates	—	1,255	—	1,255

Income (loss) before minority interests and income taxes	$3,340	$2,000	$(3,227)	$2,113

Total assets	$138,951	$246,914	$45,574	$431,439
Capital expenditures	$633	$131,194	$158	$131,985
Six months ended June 30, 2006
Revenue	$46,675	$11,455	$—	$58,130
Depreciation and amortization	1,967	899	223	3,089
Operating expense	34,560	8,816	2,756	46,132

Operating income (loss)	10,148	1,740	(2,979)	8,909
Interest expense, net	—	(1,002)	(2,092)	(3,094)
Equity in earnings of affiliates	—	(434)	—	(434)

Income (loss) before minority interests and income taxes	$10,148	$304	$(5,071)	$5,381

Total assets	$156,255	$76,229	$64,370	$296,824
Capital expenditures	$1,394	$15,684	$397	$17,475

Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands)(1):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Canada	$69	$124	$130	$197
Russia	$180	$375	$360	$750
Belgium	$28	$—	$28	$—
Ireland	$60	$—	$60	$—

(1)	BridgeStreet revenues from the United Kingdom and France were $2.8 million and $0.2 million, respectively, for the six month period ended June 30, 2007. Revenues from the United Kingdom and France were $8.5 million and $0.7 million for the three months ended June 30, 2006, respectively, and $15.5 million and $1.1 million for the six month period ended June 30, 2006, respectively. These revenues have been classified as discontinued operations on the consolidated statement of operations for the related periods.

A significant portion of our management fees for the three and six month periods ended June 30, 2007 were derived from Blackstone and Sunstone REIT. These owners represented 31% of our managed properties through the six months ended June 30, 2007 which contributed 44% and 43% of our base and incentive management fees for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, we managed 19 hotels for Blackstone and 30 hotels and two ancillary service centers for Sunstone REIT. The total management fees for all Blackstone properties accounted for $2.2 million, or 19%, of management fees for the three months ended June 30, 2007, and $5.3 million, or 23%, of management fees for the six month period ended June 30, 2007. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sunstone REIT properties accounted for $2.6 million, or 23%, of management fees for the three months ended June 30, 2007 and $4.9 million, or 21%, of management fees for the six month period ended June 30, 2007.

10.	OTHER TRANSACTIONS

We managed eight properties that were damaged or closed due to hurricanes in 2004. In March 2006, we settled our claim for lost management fees and received approximately $3.2 million in business interruption proceeds. This recovery is recorded in management fees on the income statement.

11.	COMMITMENTS AND CONTINGENCIES

Insurance Matters

As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling these claims from its assets. As of June 30, 2007, 48 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on currently available information, we believe the ultimate resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed, we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. The amount of our receivable exceeds the dividend amounts claimed by the prior carrier. We have reserved the amount of the excess, given the financial condition of the carrier. We hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. We will continue to pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with it regarding the contractual amounts due to us. To the extent we do not collect sufficiently on our receivable and pay amounts that we have been invoiced, we will vigorously attempt to recover any additional amounts from our owners.

Leases

With the sale of BridgeStreet, we no longer lease apartments for our corporate housing division. As of June 30, 2007, our lease obligations consist of only office space for our corporate offices. Future minimum lease payments required under these operating leases as of June 30, 2007 were as follows (in thousands):

June 30, 2007-2008	$3,563
June 30, 2008-2009	2,928
June 30, 2009-2010	3,262
June 30, 2010-2011	2,841
June 30, 2011-2012	3,179
Thereafter	3,817

Total	$19,590

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating lease obligations shown in the table above have not been reduced by a non-cancelable sublease related to our former corporate office space. We remain secondarily liable under this lease in the event that the sub-lessee defaults under the sublease terms. Given the size and financial stability of the sub-lessee, we do not believe that any payments will be required as a result of the secondary liability provisions of the primary lease agreements. We expect to receive minimum payments under this sublease as follows (in thousands):

June 30, 2007-2008	$1,112
June 30, 2008-2009	1,156
June 30, 2009-2010	1,202
June 30, 2010-2011	1,250
June 30, 2011-2012	1,300
Thereafter	1,581

Total	$7,601

Commitments Related to Management Agreements and Hotel Ownership

Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $3.0 million to these hotel owners in the form of investments or loans. The timing of future investments or working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion. We are also required to fund up to $0.6 million in the event of cost overruns in excess of 110% of the projected budgeted costs, as defined in the relevant management agreement, for the development of certain hotels related to one of our joint venture interests.

In connection with our owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of June 30, 2007, we had ongoing improvement projects in effect with remaining expected costs to complete of approximately $8.6 million for five of our owned hotels and $18.0 million for Westin Atlanta Airport.

Letters of Credit

As of June 30, 2007, we had a $1.5 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2008. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, the lender has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on the consolidated balance sheet. We also have a $0.8 million letter of credit outstanding from Bank of America in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. The letter of credit expires on March 31, 2008. We are required by the insurance carrier to deliver the letter of credit to cover its risk in the event the properties default on their required payments related to the surety bonds.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	ACQUISITIONS AND DISPOSITIONS

Acquisitions

In May 2007, we acquired the 495-room Westin Atlanta Airport in Georgia, from an affiliate of Blackstone, for a total acquisition cost of $76.1 million, including normal and customary closing costs. We funded the acquisition through a combination of borrowings on our Credit Facility and cash on hand. From May 24, 2007 to June 30, 2007, hotel revenues and operating income of $2.4 million and $0.6 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$4,419
Buildings and improvements	66,243
Furniture and fixtures	4,945
Working capital	474

Total	$76,081

As the purchase of the Westin Atlanta Airport was a material acquisition, we are providing the pro forma financial information set forth below (dollars in thousands), which represents the combined results as if the acquisition had occurred on January 1, 2006. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Six Months
	Ended June 30,
	2007	2006

Pro forma lodging revenues	$42,016	$24,264
Pro forma net income	$20,354	$5,690
Pro forma diluted earnings per share	$0.64	$0.18

In February 2007, we acquired the 297-room Hilton Houston Westchase in Texas, from an affiliate of Blackstone, for a total acquisition cost of $51.9 million, including normal and customary closing costs. We financed the acquisition through a non-recourse mortgage loan of $32.8 million and the remainder with a combination of cash on hand and borrowings on our previous credit facility. From February 8, 2007 to June 30, 2007, hotel revenues and operating income of $7.8 million and $2.0 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$4,860
Buildings and improvements	43,422
Furniture and fixtures	3,411
Working capital	184

Total	$51,877

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 27, 2006, we acquired the 131-room Hilton Garden Inn Baton Rouge Airport in Louisiana. The acquisition cost was $14.5 million, including normal and customary closings costs. We financed the purchase through borrowings on our previous credit facility and available cash. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$1,375
Buildings and improvements	12,087
Furniture and fixtures	1,022
Working Capital	44

Total	$14,528

Dispositions — On January 26, 2007, we sold our BridgeStreet corporate housing subsidiary for total proceeds of approximately $40.5 million in cash, resulting in a gain on sale of approximately $18.1 million. This gain has been recorded as part of discontinued operations for the six months ended June 30, 2007. Our corporate housing business had been classified as its own reportable segment. We classified the assets and liabilities relating to this subsidiary as held for sale in our consolidated balance sheet at December 31, 2006 as detailed in the following table (in thousands):

December 31,
2006

Accounts receivable, net	$8,064
Prepaid expenses and other current assets	8,247
Property and equipment, net	2,214
Goodwill	9,858

Total assets held for sale	$28,383

Accounts payable	$2,498
Accrued expenses	7,765

Total liabilities held for sale	$10,263

The operations of the corporate housing subsidiary have been classified as discontinued operations in our consolidated statement of operations for all periods presented. The following table summarizes operating results, the gain on the sale, and our segment reporting of our corporate housing subsidiary (in thousands):

	Six Months
	Ended June 30,
	2007	2006

Revenue	$8,500	$61,052
Depreciation and amortization	—	897
Operating expense	8,969	59,112

Operating (loss) income	$(469)	$1,043
Gain on sale	18,131	—
Interest expense	—	16

Income before minority interest and taxes	$17,662	$1,027
Income tax expense	(175)	(324)

Income from discontinued operations, net of taxes	$17,487	$703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The disposition of our corporate housing subsidiary triggered the recognition of significant differences in the carrying values between tax basis and GAAP basis. As the tax basis was significantly higher, the gain realized for tax purposes was significantly lower than the $18.1 million gain recognized in our statement of operations for the six month period ended June 30, 2006, resulting in an effective tax rate of 1%.

In September 2005, we sold the Pittsburgh Airport Residence Inn by Marriott for $11.0 million and recognized a gain on sale of $2.5 million. We received an additional distribution of $0.2 million during the second quarter of 2007 that had been held in escrow for any contingent liabilities. The resulting adjustment to our gain on sale of $0.1 million (net of tax) has been recorded as part of discontinued operations.

13.	STOCK-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”) using the modified prospective method. Since January 1, 2003, we have used the Black-Scholes pricing model to estimate the value of stock options granted to employees. The adoption of SFAS No. 123R did not have a material impact on our results of operations or financial position as all of our unvested stock-based awards as of December 31, 2005 had previously been accounted for under the fair value method of accounting.

A summary of option activity under the equity-based compensation plans as of June 30, 2007, and changes during the six months then ended is as follows:

			Aggregate
	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price/Share	Value

Options outstanding at December 31, 2006	495,413	$6.81
Granted	40,000	$5.99
Exercised	(48,141)	$3.94
Forfeited	(33,700)	$10.92

Options outstanding at June 30, 2007	453,572	$6.47	$240,462

Options exercisable at June 30, 2007	340,246	$6.59	$224,514

A summary of the restricted stock activity under the equity-based compensation plans as of June 30, 2007, and changes during the six months then ended is as follows:

		Weighted
		Average
	Number of	Grant-
	Restricted	Date Fair
	Shares	Value

Unvested at December 31, 2006	326,577	$5.40
Granted	279,200	$6.04
Vested	(134,579)	$5.31
Forfeited	—	—

Unvested at June 30, 2007	471,198	$5.78

The total intrinsic value of restricted stock which vested during the six months ended June 30, 2007 was approximately $0.8 million.

The restricted stock awards granted in 2007 vest ratably over four years, except for one employee whose awards vest over three years based on his employment agreement. All restricted stock awards granted in prior years vest ratably over three years.

The compensation expense related to stock options and restricted stock awards was $0.3 million and $0.6 million for each of the three and six month periods ended June 30, 2007 and 2006, respectively. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2007, there was $2.5 million and $0.2 million of total unrecognized compensation cost related to unvested restricted stock and unvested stock options, respectively.

14.	FIN 48 — RECOGNITION AND MEASUREMENT OF TAX POSITIONS AND BENEFITS

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

We will recognize interest and penalties accrued related to any unrecognized tax benefits in income tax expense. For the six months ended June 30, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalties recognized during the quarter.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and several foreign jurisdictions in which we operate. As of January 1 and June 30, 2007, our open tax years for U.S., state and local jurisdictions that remain subject to examination range from 2001 through 2006.

15.	SUBSEQUENT EVENT

In July 2007, we formed a strategic partnership with Steadfast Resorts International (“SRI”) to own and operate hotels in Mexico. We invested $5.7 million through a convertible debt instrument in a three-property portfolio of Tesoro Resorts in Mexico, currently owned by affiliates of SRI. Our investment is expected to convert to a 15% equity interest in a joint venture with SRI in the near future. A $10 million capital plan will be initiated to make improvements at all three resorts, with the primary concentration on redeveloping the Cabo San Lucas property. The three properties included in this joint venture are:

Hotel	Rooms	Location

Tesoro Los Cabos	286	Cabo San Lucas, Mexico
Tesoro Manzanillo	331	Manzanillo, Mexico
Tesoro Ixtapa	203	Ixtapa, Mexico

Total rooms:	820

We also invested $0.5 million for a 50% interest in a separate joint venture with SRI, named Interstate de Mexico, to manage hotels. We are the managing member of this joint venture. The joint venture, which is a platform for further growth in Mexico, took over management of the three-property portfolio immediately upon its formation.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, is intended to help the reader understand Interstate Hotels & Resorts Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated interim financial statements and the accompanying notes.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Quarterly Report on Form 10-Q and the information incorporated by reference herein, we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would”, “outlook” and other similar terms and phrases. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10-K, and the documents incorporated by reference herein. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we do not undertake to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview and Outlook

Our Business — We are one of the largest independent U.S. hotel management companies not affiliated with a hotel brand, measured by number of rooms under management. We derive our earnings from a diversified portfolio of hotel management agreements and ownership of a group of select hotel properties. While we continue to focus on our core business as a premier provider of hospitality management services, we are also expanding our portfolio of owned hotels in an effort to diversify and enhance our earnings. In 2007, a significant portion of our operating income will be related to owned hotels. We have two reportable operating segments: hotel management and hotel ownership (through whole-ownership and joint ventures). A third reportable segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet, our corporate housing subsidiary, and the results of this segment are reported as discontinued operations in our consolidated financial statements for all periods presented.

Our portfolio of managed properties is diversified by brand, franchise and ownership group. We manage hotels representing more than 30 franchise and brand affiliations and also operate 15 independent hotels. Our managed hotels are owned by more than 60 different ownership groups. As of June 30, 2007, we managed 187 properties, with 42,760 rooms in 36 states, the District of Columbia, Canada, Russia, Belgium, and Ireland. We also owned six hotels with 1,755 rooms and held non-controlling joint venture equity interests in 11 joint ventures, which hold ownership interests in 17 of our managed properties.

Financial Highlights — Our operating results for the first half of 2007 reflect tangible results of our strategy to diversify and stabilize our income streams through the increase of hotel ownership, through wholly-owned acquisitions and joint venture investments. In January 2007, we were able to capitalize on the earnings growth of our corporate housing subsidiary with the sale of BridgeStreet for $40.5 million, resulting in a gain on sale of $18.1 million. This additional capital was beneficial as we purchased our fifth wholly-owned property, the Hilton Houston Westchase, in February 2007 for a total acquisition cost of $51.9 million. In May 2007, we purchased the Westin Atlanta Airport, our largest wholly-owned acquisition to date, for a total acquisition cost of $76.1 million. For the six months ended June 30, 2007, revenues from our owned-hotels were $31.7 million, an increase of $20.2 million compared to the same period in 2006. In addition, operating income from owned-hotels increased by $6.7 million, while gross margins increased from 26% in the first half of 2006, to 30% in the first half of 2007.

While our operations have benefited from the acquisitions of wholly-owned real estate, we also continue to experience the effects of the significant number of management contracts lost during 2006 and the first half of 2007. Total management fees were $23.0 million in the first half of 2007, a decrease of $6.1 million from the first half of 2006 (after removing the effect of $3.2 million of business interruption proceeds received in the first quarter of 2006). Although our management contract losses have been significant, we have effectively managed to replace the majority of the earnings from these contracts by executing our ownership growth strategy.

Investments in, and Acquisitions of Real Estate — In February 2007, we acquired the 297-room Hilton Houston Westchase from affiliates of Blackstone, for a total acquisition price of $52.2 million. We financed part of the acquisition through a non-recourse mortgage loan of $32.8 million and the remainder with a combination of cash on hand and borrowings on our old credit facility. The hotel is currently undergoing the final phase of an $11 million comprehensive renovation program, of which $8.5 million was completed by the previous owner.

In May 2007, we acquired the 495-room Westin Atlanta Airport for a total purchase price of $76.1 million, representing our largest hotel acquisition to date. Simultaneous to amending the new Credit Facility (“Credit Facility”), we borrowed a further $50.0 million of term loans to finance part of the purchase price, with the remainder paid from cash on hand. The hotel is set to begin a comprehensive $18.0 million renovation program designed to provide all of the full-service features and amenities that travelers have come to expect at a Westin property.

We have also been actively seeking joint venture investment opportunities during the first half of 2007. In March 2007, we continued to grow our portfolio of joint ventures by investing $0.5 million to acquire a 15% interest in the Radisson Hotel Cross Keys in Baltimore, Maryland. We also contributed an additional $0.7 million in an existing joint venture which will build five to ten aloft® hotels over the next several years. Intended to be similar to the W Hotel® brand, aloft® is the new premium select-service hotel brand being introduced by Starwood Hotels & Resorts Worldwide, Inc. Our joint venture partner is responsible for site selection, construction and development management, while we will operate the hotels. The joint venture has signed long-term franchise agreements for the first two properties. Construction commenced on the first property located in Rancho Cucamonga, CA in January 2007, with the second location in Cool Springs, TN expected to begin construction later in 2007.

In April 2007, the joint venture which owns the Doral Tesoro Hotel and Golf Club made a distribution to us of $1.8 million, which included the return of our initial investment of $1.5 million and a return on investment. As the distribution received was greater than our investment balance at the time of the distribution, the investment balance was reduced to zero with the remainder recorded as a deferred gain in our consolidated balance sheets. The distribution in excess of our investment will be deferred until such time as the assets in the venture are sold or another such event has occurred, resulting in the culmination of the earnings process. The distribution did not impact our percentage investment ownership interest in the joint venture.

In July 2007, we formed a strategic partnership with Steadfast Resorts International (“SRI”) to own and operate hotels in Mexico. We invested $5.7 million through a convertible debt instrument in a three-property portfolio of Tesoro Resorts in Mexico, currently owned by affiliates of SRI. Our investment is expected to convert to a 15% equity interest in a joint venture with SRI in the near future. A $10 million capital plan will be initiated to make improvements at all three resorts. We also invested $0.5 million for a 50% interest in a separate joint venture with SRI to manage hotels. The joint venture, which is a platform for further growth in Mexico, took over management of the three-property portfolio immediately upon its formation.

Increase in our Borrowing Capacity — In March 2007, we closed on our Credit Facility. The Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the Credit Facility, we borrowed $65.0 million under the term loan using a portion of it to pay off the remaining obligation under the old credit facility. In May 2007, we amended the Credit Facility to borrow a further $50.0 million of term loans, resulting in a total of $115.0 million of term loans outstanding under the facility, and increased the availability under our revolving loan to $85.0 million. The proceeds from the additional $50.0 million of term loans was used to purchase the 495-room Westin Atlanta Airport. The Credit Facility provides for $200.0 million of total borrowing capacity, compared to $108.0 million under the previous credit facility. In addition, we have the ability to increase the revolving credit facility and/or term loan by up to $75.0 million, in the aggregate, by seeking additional commitments from lenders.

Turnover of Management Contracts — We continued to realize the effects of the significant number of hotel purchase and sale transactions in the real estate market, which reduced the number of properties we manage. We ceased managing 49 hotels during the first half of 2007, including the loss of 17 properties owned by CNL Hotels & Resorts, Inc. which were sold as a portfolio of hotels. As a result, we were terminated as the manager of those properties. In addition, Sunstone REIT sold seven hotels, which resulted in the termination of our management contracts for those properties.

During the first six months of 2007, Blackstone sold 18 hotels, including the Hilton Houston Westchase and Westin Atlanta Airport, which we purchased in February 2007 and May 2007, respectively, and three hotels which we continued to manage as of June 30, 2007 for the new owner. The 19 Blackstone properties which we continued to manage at June 30, 2007 accounted for $3.7 million in management fees for the six months ended June 30, 2007. Termination fees due to us as of June 30, 2007 for hotels previously sold by Blackstone are $15.1 million (assuming Blackstone does not replace the lost management contracts).

In summary, the impact on our financial results for the 49 management contracts terminated in the first half of 2007 is as follows:

	Number of		Number of	Six Months	Six Months
Owner Group	Properties		Rooms	Ended 6/30/2007	Ended 6/30/2006

Blackstone	15	(1)	4,314	$1.6 million	$2.5 million
Sunstone REIT	7		1,492	0.4 million	0.5 million
CNL	17		2,999	0.6 million	1.5 million
Others	12		2,322	0.5 million	0.9 million

Total	51		11,127	$3.1 million	$5.4 million

(1)	As we will no longer be recording management fees for the 297-room Hilton Houston Westchase and the 495-room Westin Atlanta Airport, we have included them in this analysis. In 2007, there were 13 Blackstone properties sold which we no longer manage.

We partially offset the loss of 10,335 rooms related to the 49 management contracts with the addition of 13 management contracts, totaling nearly 2,900 rooms.

In June 2007, Equity Inns announced that it was being acquired in a transaction that is expected to close in the fourth quarter of 2007. At June 30, 2007, we managed 39 properties for Equity Inns, consisting of 4,917 rooms. We anticipate entering into discussions with the new owner as to its future plans for those 39 properties. The management contracts for the Equity Inns properties have minimal termination fee provisions. For the six months ended June 30, 2007, we received approximately $1.3 million in management fees from the Equity Inns properties.

Industry Overview — The lodging industry, of which we are a part, is subject to international and national events. We have been impacted by several events over the previous several years, including the ongoing threat of terrorism and other hostilities, the potential outbreak of infectious disease and natural disasters. As we conduct our business on a national and international level, our activities are also affected by changes in the performance of regional and global economies.

In the second half of 2006 and the first half of 2007, the lodging industry experienced a substantial slowdown in room demand growth as compared to prior periods. This slowdown is partially due to the impact of Hurricane Katrina in the previous periods and also a slowdown in disposable income and consumption expenditures. However, the growth in the industry is forecasted to continue in future years, albeit at a slower pace than recently experienced. Overall, industry RevPAR is projected to grow an additional 5.3% in 2007. The entire RevPAR increase is projected to be a result of growth in ADR, as occupancy is forecasted to decrease by 0.6% in 2007. The decrease in occupancy is driven by room supply growth outpacing room demand growth in 2007 by 1.1%.

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

We have discussed those policies that we believe are critical and require judgment in their application in our Annual Report on Form 10-K, for the year ending December 31, 2006. We also believe that the following are critical accounting policies:

Accounting for Uncertainty in Income Taxes

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement requirement for the financial statement recognition of a tax position that we have taken or expect to take on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, we may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. See Note 14, “FIN 48 — Recognition and Measurement of Tax Positions and Benefits” for additional information.

Revenue Recognition Related to Termination Fees

As we have existing management agreements with Blackstone, the owner of multiple hotels which we have purchased, we evaluate the impact of EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”) on the purchase accounting for these acquisitions. Our agreements with Blackstone have provisions which require the payment of termination fees if Blackstone elects to terminate the management contract or sells the hotel to any buyer, including us. We determine the amount by which the pricing of these contracts is favorable when compared to the pricing we have negotiated with owners for recently executed management contracts for comparable hotel properties and compare this amount to the amount of required termination fee due from Blackstone. EITF 04-1 requires that we recognize the lesser of these amounts as a gain on the settlement of the executory contract and as part of the acquisition cost of the hotel.

Results of Operations

Operating Statistics

Statistics related to our managed hotel properties (including wholly-owned hotels) are set forth below:

	As of June 30,		Percent Change
	2007	2006	’07 vs.’06

Hotel Management
Properties managed	187	262	(28.6)%
Number of rooms	42,760	59,020	(27.5)%
Hotel Ownership
Number of properties	6	3	100.0%
Number of rooms	1,755	655	167.9%

Hotels under management decreased by a net of 75 properties as of June 30, 2007 compared to June 30, 2006, due to the following:

•	We acquired 16 additional management contracts from various owners.

•	28 properties owned by Meristar/Blackstone were transitioned out of our system.

•	Sunstone REIT sold 22 properties which we no longer manage.

•	CNL sold 17 properties which we no longer manage.

•	24 properties owned by other owners were transitioned out of our system.

The operating statistics related to our managed hotels, including wholly-owned hotels, on a same-store basis(1) were as follows:

	Three Months
	Ended June 30,		Percent Change
	2007	2006	’07 vs. ’06

Hotel Management
RevPAR	$104.61	$96.85	8.0%
ADR	$135.43	$126.00	7.5%
Occupancy	77.2%	76.9%	0.4%

	Six Months
	Ended June 30,		Percent Change
	2007	2006	’07 vs. ’06

Hotel Management
RevPAR	$98.75	$90.98	8.5%
ADR	$132.80	$123.46	7.6%
Occupancy	74.4%	73.7%	0.9%

(1)	We present these operating statistics for the periods included in this report on a same-store basis. We define our same-store hotels as those which (i) are managed or owned by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the periods being reported. In addition, the operating results of hotels for which we no longer manage as of June 30, 2007 are not included in same-store hotel results for the periods presented herein. Of the 187 properties that we managed as of June 30, 2007, 165 properties have been classified as same-store hotels.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenue

Revenue consisted of the following (in thousands):

	Three Months
	Ended June 30,		Percent Change
	2007	2006	’07 vs. ’06

Lodging	$18,621	$6,418	>100%
Management fees	11,580	15,187	(23.8)%
Termination fees	2,418	2,196	10.1%
Other	2,763	2,718	1.7%
Other revenue from managed properties	164,793	217,824	(24.3)%

Total revenue	$200,175	$244,343	(18.1)%

Lodging
The increase in lodging revenue is primarily due to the inclusion of $12.0 million of revenues in the three months ended June 30, 2007 from the Westin Atlanta Airport (acquired in May 2007), the Hilton Houston Westchase (acquired in February 2007), the Hilton Arlington (acquired in October 2006) and the Hilton Garden Inn Baton Rouge Airport (acquired in June 2006). RevPAR at the two hotels we owned during both three month periods increased by 5.6%.

Management fees and termination fees
The decrease in management fee revenue is a result of a decrease in the average number of managed properties of approximately 28%. However, due to the strength of the lodging industry and improved operating efficiencies at our managed properties, we were able to partially offset the loss of management contracts by increasing RevPAR by 8.0% during the quarter.

Termination fees for the three months ended June 30, 2007 were due to the recognition of $1.4 million of termination fees from Blackstone on the sale of the Westin Atlanta Airport, $0.5 million from sales of other Blackstone properties and $0.5 million from termination by various other owners. For the three months ended June 30, 2006, we recognized $1.9 million in termination fees from MeriStar/Blackstone, and $0.3 million from various other owners.

The composition of our management and termination fees by significant owner groups was as follows:

	Number of
	Properties @	Three Months	Three Months
Owner Group	6/30/2007	Ended 6/30/2007	Ended 6/30/2006

MANAGEMENT FEES:
Blackstone	19	$1.9 million	$1.9 million
Sunstone REIT	30	2.2 million	2.1 million
Equity Inns REIT	39	0.7 million	0.5 million
CNL/Ashford	5	0.2 million	0.1 million
International(1)	8	0.3 million	0.4 million
Other	86	5.3 million	4.8 million

Hotels terminated during 2007		1.0 million	2.9 million
Hotels terminated during 2006		—	2.5 million

Total management fees	187	$11.6 million	$15.2 million

TERMINATION FEES:
Blackstone		$1.9 million	$1.9 million
Sunstone REIT		0.2 million	—
Other		0.3 million	0.3 million

Total termination fees		$2.4 million	$2.2 million

(1)	We also expect to earn incentive fees related to the international properties. We record incentive management fees in the period that it is certain these fees will be earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. At June 30, 2007, we recorded deferred revenue of $4.1 related to the international properties. We expect to recognize this deferred revenue in the fourth quarter.

Other
Other revenues increased as a result of miscellaneous incentives from vendor contracts. The increase was completely offset by a decrease in operating activity in our purchasing and capital project management subsidiary and a decrease in accounting fees of $0.6 million as a result of managing fewer properties.

Other revenue from managed properties
These amounts represent the reimbursement of payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners, the payments of which are recorded as “other expenses from managed properties.” The decrease of $53.0 million in other revenue from managed properties is primarily due to the decrease in the number of managed hotels and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months
	Ended June 30,		Percent Change
	2007	2006	’07 vs. ’06

Lodging	$12,667	$4,572	>100%
Administrative and general	14,575	15,385	(5.3)%
Depreciation and amortization	3,684	1,546	>100%
Asset impairments and write-offs	1,047	92	>100%
Other expenses from managed properties	164,793	217,824	(24.3)%

Total operating expenses	$196,766	$239,419	(17.8)%

Lodging
The increase in lodging expense is primarily due to the inclusion of $8.1 million of expenses in the three months ended June 30, 2007 from the Westin Atlanta Airport (acquired in May 2007), the Hilton Houston Westchase (acquired in February 2007), the Hilton Arlington (acquired in October 2006) and the Hilton Garden Inn Baton Rouge Airport (acquired in June 2006). Operating margins for our owned hotels increased to 32% from 29%.

Administrative and general
These expenses consist of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses showed a decrease between periods, primarily due to a reduction in employee compensation of $1.2 million and expenses in our insurance subsidiary of $0.6 million. These savings have been partially offset by general and administrative expenses of $0.9 million relating to our new international office in Moscow, Russia.

Depreciation and amortization
We had a significant increase in depreciable assets due to the presence of six wholly-owned hotels during the three months ended June 30, 2007. The Westin Atlanta Airport, Hilton Houston Westchase, Hilton Arlington and Hilton Garden Inn Baton Rouge Airport, all of which were acquired in or subsequent to the second quarter of 2006, resulted in additional depreciation expense of $1.3 million. In addition, scheduled amortization expense for our management contracts increased by approximately $0.8 million as a result of revising the estimated economic lives of the management contracts for the remaining Blackstone properties from 25 years to approximately four years, due to Blackstone’s plans to sell most of the portfolio within four years.

Asset impairments and write-offs
When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. For the three months ended June 30, 2007, we recognized impairment losses of $1.1 million, related to seven properties that were sold in the second quarter.

Other expenses from managed properties
These expenses represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners and are also recorded as “other expenses from managed properties.” The decrease of $53.0 million in other revenue from managed properties is primarily due to the decrease in the number of managed hotels and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Other income and expense
Other income and expenses consisted of the following (in thousands):

	Three Months
	Ended June 30,		Percent Change
	2007	2006	’07 vs. ’06

Interest expense, net	$2,555	$1,425	79.3%
Equity in earnings of affiliates	854	123	>100%
Income tax expense	708	1,611	(56.1)%
Minority interest expense	9	31	(71.0)%
Income from discontinued operations, net of tax	607	1,029	(41.0)%

Interest expense
The majority of the increase in interest expense of $1.1 million was due to interest expense of $1.0 million incurred associated with our mortgage debt from the purchase of the Hilton Arlington and the Hilton Houston Westchase. In addition, we recorded additional interest expense of $0.4 million associated with our credit facility due to the higher average outstanding debt balance as a result of borrowing $50.0 million for the purchase of the Westin Atlanta Airport in May 2007. These increases were offset by $0.3 million in lower interest expense related to the $19.0 million of mortgage debt on the Hilton Concord, which was repaid in April 2007.

Equity in earnings of affiliates
Equity in earnings of affiliates increased $0.7 million, primarily related to $0.6 million in additional gain related to the settlement of working capital and purchase price true-ups from the sale of the Sawgrass Marriott Resort & Spa, which our joint venture sold in July 2006.

Income tax expense
The change in income tax expense is driven by the decrease in income from continuing operations.

Income from discontinued operations, net of tax
Income from discontinued operations for the three months ended June 30, 2007 was primarily due to an additional gain recognized on the sale of BridgeStreet of $0.5 million as well as an additional $0.1 million net gain related to true-ups on the September 2005 sale of the Pittsburgh Airport Residence Inn by Marriott. The 2006 discontinued operations relate to the operations of BridgeStreet.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenue

Revenue consisted of the following (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2007	2006	’07 vs. ’06

Lodging	$31,697	$11,455	>100%
Management fees	23,049	32,350	(28.8)%
Termination fees	3,993	7,896	(49.4)%
Other	5,032	6,429	(21.7)%
Other revenue from managed properties	341,163	442,773	(22.9)%

Total revenue	$404,934	$500,903	(19.2)%

Lodging
The increase in lodging revenue is primarily due to the inclusion of $19.2 million of revenues in the six months ended June 30, 2007 from the Westin Atlanta Airport (acquired in May 2007), the Hilton Houston Westchase (acquired in February 2007), the Hilton Arlington (acquired in October 2006) and the Hilton Garden Inn Baton Rouge Airport (acquired in June 2006). RevPAR at hotels we owned during both six month periods increased by 9.1%.

Management fees and termination fees
The decrease in management fee revenue is partially due to the non-recurrence in 2007 of business interruption proceeds of $3.2 million that we received in the first quarter of 2006 associated with eight properties that were damaged or closed due to hurricanes in 2004. The remaining change is a result of a decrease in the average number of managed properties of approximately 25%. However, due to the strength of the lodging industry and improved operating efficiencies at our managed properties, we were able to partially offset the loss of management contracts by increasing RevPAR by 8.5% for the six month period ended June 30, 2007 compared to prior year.

Termination fees for the six months ended June 30, 2007 were due to the recognition of $1.4 million of termination fees from Blackstone on the sale of the Westin Atlanta Airport, $1.0 million from the sale of Hilton Houston Westchase, $0.5 million from sales of other Blackstone properties and $1.1 million related to the loss of management contracts from other owners. For the six months ended June 30, 2006, we recognized $7.3 million in termination fees from MeriStar/Blackstone, including one-time termination fees of $4.1 million due to the sale of ten properties and subsequent loss of these management contracts. The remaining $0.6 million in termination fees were from various other owners.

The composition of our management and termination fees by significant owner groups was as follows:

	Number of
	Properties @	Six Months	Six Months
Owner Group	6/30/2007	Ended 6/30/2007	Ended 6/30/2006

MANAGEMENT FEES:
Blackstone	19	$3.7 million	$3.6 million
Sunstone REIT	30	4.3 million	3.8 million
Equity Inns	39	1.3 million	0.9 million
CNL/Ashford	5	0.3 million	0.3 million
International(1)	8	0.6 million	0.9 million
Other	86	9.7 million	9.0 million

Hotels terminated during 2007		3.1 million	5.4 million
Hotels terminated during 2006		—	5.3 million
Business interruption proceeds		—	3.2 million

Total management fees	187	$23.0 million	$32.4 million

TERMINATION FEES:
Blackstone		$3.0 million	$7.3 million
Sunstone REIT		0.2 million	—
Other		0.8 million	0.6 million

Total termination fees		$4.0 million	$7.9 million

(1)	We also expect to earn incentive fees related to the international properties. We record incentive management fees in the period that it is certain these fees will be earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. At June 30, 2007, we recorded deferred revenue of $4.1 related to the international properties. We expect to recognize this deferred revenue in the fourth quarter.

Other
Other revenues decreased $1.4 million due to a decrease in operating activity generated by our purchasing and capital project management subsidiary and our accounting fees as a result of managing fewer properties.

Other revenue from managed properties
These amounts represent the reimbursement of payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners, the payment of which are recorded as “other expenses from managed properties.” The decrease of $101.6 million in other revenue from managed properties is primarily due to the decrease in the number of managed hotels and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Operating expenses
Operating expenses consisted of the following (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2007	2006	’07 vs. ’06

Lodging	$22,039	$8,460	>100%
Administrative and general	27,890	29,030	(3.9)%
Depreciation and amortization	6,977	3,089	>100%
Asset impairments and write-offs	1,155	8,642	(86.6)%
Other expenses from managed properties	341,163	442,773	(22.9)%

Total operating expenses	$399,224	$491,994	(18.9)%

Lodging
The increase in lodging expense is primarily due to the inclusion of $13.1 million of expenses in the six months ended June 30, 2007 from the Westin Atlanta Airport (acquired in May 2007), the Hilton Houston Westchase (acquired in February 2007), the Hilton Arlington (acquired in October 2006) and the Hilton Garden Inn Baton Rouge Airport (acquired in June 2006). Operating margins for our owned hotels increased from 26% to 30%.

Administrative and general
These expenses consist of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses decreased between periods primarily due to a reduction in employee compensation of $2.8 million as overall headcount was lower. These savings have been partially offset by various general and administrative expenses totaling $1.6 million during the six month period ended June 30, 2007 relating to our new international office in Moscow, Russia and costs related to executing our growth strategy.

Depreciation and amortization
We had a significant increase in depreciable assets due to the presence of six wholly-owned hotels during the six months ended June 30, 2007. The Westin Atlanta Airport, Hilton Houston Westchase, Hilton Arlington and Hilton Garden Inn Baton Rouge Airport, all of which were acquired in or subsequent to the second quarter of 2006, resulted in additional depreciation expense of $2.2 million. In addition, scheduled amortization expense for our management contracts increased by approximately $1.6 million as a result of revising the estimated economic lives of the management contracts for the remaining Blackstone properties from 25 years to approximately four years, due to their plans to sell most of the portfolio within four years.

Asset impairments and write-offs
When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. For the six months ended June 30, 2007, we recognized impairment losses of $1.2 million, related to properties that were sold in 2007. For the six months ended June 30, 2006, $8.3 million of asset impairments were recorded as a result of the termination of management contracts related to the sale of 18 MeriStar/Blackstone properties.

Other expenses from managed properties
These expenses represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners and are also recorded as “other expenses from managed properties.” The decrease of $101.6 million in other revenue from managed properties is primarily due to the decrease in the number of managed hotels and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Other income and expense
Other income and expenses consisted of the following (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2007	2006	’07 vs. ’06

Interest expense, net	$4,852	$3,094	56.8%
Equity in earnings (losses) of affiliates	1,255	(434)	>100%
Income tax expense	855	2,280	(62.5)%
Minority interest expense	62	49	26.5%
Income from discontinued operations, net of tax	17,608	703	>100%

Interest expense
The majority of the increase in interest expense of $1.8 million was due to interest expense incurred associated with our mortgage debt from the purchase of the Hilton Arlington and the Hilton Houston Westchase. In addition, we recorded additional amortization expense of $0.6 million for deferred financing fees related to the extinguishment of our old credit facility in March 2007. The increase was offset by $0.5 million in lower interest expense on our old credit facility due to a lower average outstanding debt balance during 2007 and the early repayment of the $19.0 million of mortgage debt on the Hilton Concord in April 2007.

Equity in earnings of affiliates
Equity in earnings of affiliates increased $1.7 million, primarily related to $0.6 million in additional gain related to the settlement of working capital and other purchase price true-ups from the sale of the Sawgrass Marriott Resort & Spa in July 2006 by a joint venture in which we previously had an ownership interest, which our joint venture sold in July 2006. In addition, we recorded $0.5 million in earnings in 2007 from our interest in the new joint venture which owns the Sawgrass Marriott Resort & Spa. In 2006, one of our joint ventures, which was sold in December 2006, contributed losses of $0.5 million.

Income tax expense
The change in income tax expense is driven by the decrease in income from continuing operations.

Income from discontinued operations, net of tax
Discontinued operations represents the operations of our corporate housing subsidiary (disposed in January 2007) and the gain on sale of this subsidiary of $18.1 million. The disposition of our corporate housing subsidiary triggered the recognition of significant differences in the carrying values between tax basis and GAAP basis. As the tax basis was significantly higher, the gain realized for tax purposes was significantly lower than the $18.1 million gain recognized in our statement of operations for the six month period ended June 30, 2006, resulting in an effective tax rate of 1%.

In September 2005, we sold Pittsburgh Airport Residence Inn by Marriott. We recognized an additional net gain on sale of $0.1 million in 2007 related to true-ups finalizing the sale.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2007	2006	’07 vs. ’06

Cash provided by operating activities	$15,419	$16,927	(8.9)%
Cash used in investing activities	(98,300)	(25,979)	>100%
Cash provided by (used in) financing activities	84,971	(741)	>100%
Working capital	(5,462)	(14,324)	61.9%
Cash interest expense	4,577	3,676	24.5%
Debt balance	172,237	81,552	>100%

Operating Activities

The decrease in cash provided by operating activities is primarily due to marginal changes in working capital assets and liabilities. This was partially offset by a change in net income, which increased by $0.8 million, after adjusting for the $18.1 million gain on sale of our corporate housing subsidiary, as well as termination fees for both periods totaling $4.0 million and $7.9 million for the six month periods ended June 30, 2007 and 2006, respectively.

Investing Activities

The major components of the increase in cash used in investing activities during the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 were:

•	The purchase of two wholly-owned properties in 2007 compared to one in 2006. In February 2007, we purchased the Hilton Houston Westchase for $51.9 million followed by the purchase of the Westin Atlanta Airport in May 2007 for $76.1 million. In 2006 we purchased the Hilton Garden Inn Baton Rouge for $14.5 million.

•	In 2007, we invested a total of $1.2 million in two new joint ventures while receiving distributions totaling $2.8 million from four joint ventures. In 2006, we invested $6.0 million in three new joint ventures and made an additional contribution to an existing joint ventures of $0.2 million. Distributions which are a return of our investment in the joint venture are recorded as investing cash flows while distributions which are a return on our investment are recorded as operating cash flows.

•	We spent an additional $1.1 million on property and equipment during the six month period ended June 30, 2007, which is primarily related to improvements at our owned hotels and general corporate additions.

•	The cash expenditures above were offset by proceeds of $35.0 million from the sale of our corporate housing subsidiary.

Financing Activities

The increase in cash provided by financing activities is primarily due to net borrowings on long-term debt of $88.0 million during 2007, compared to net repayments on long-term debt of $3.5 million during 2006. Borrowings in 2007 are primarily related to the $32.8 million and $50.0 million used for the purchase of the Hilton Westchase and Westin Atlanta Airport, respectively. Our hotel acquisition in 2006 was paid for with cash on hand. Repayments of principal in 2006 were made from cash provided by operating activities.

We incurred total financing fees of $3.3 million in connection with the new Credit Facility entered in March 2007 and the amendment to the Credit Facility in May 2007. In addition, during 2007, we received proceeds of $0.2 million in connection with the issuance of common stock related to equity based compensation, compared to $2.2 million during 2006.

Liquidity

Liquidity Requirements — Our known short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, capital improvements at our owned hotels and costs associated with potential acquisitions and continuing our growth strategy. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of June 30, 2007, we were in compliance with all financial covenants under our Credit Facility.

We continue to implement our growth strategy, which involves the acquisition of whole ownership and joint venture interests in hotel properties. In February 2007, we acquired our fifth wholly-owned property, the Hilton Houston Westchase. We financed the purchase through a $32.8 million, non-recourse mortgage loan. In May 2007, we acquired our sixth wholly-owned property, the Westin Atlanta Airport. We financed the acquisition through cash on hand and borrowings of $50.0 million from our amended Credit Facility. Joint ventures also continue to play a strategic and vital role in the continued growth strategy of the Company. In March, we entered into another joint venture with a $0.5 million investment for a 15% ownership interest in the Radisson Cross Keys in Baltimore, Maryland.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders. In addition, we have certain limitations under our Credit Facility that could limit our ability to make future investments without the consent of our lenders. We expect to use additional cash flows from operations and amounts available under the Credit Facility to pay required debt service, income taxes and make planned capital purchases for our wholly-owned hotels. In May 2007, we amended our Credit Facility to expand our availability under our revolving loan from $65.0 million to $85.0 million. As of June 30, 2007, all $85.0 million of capacity was available to us for borrowing. We may also seek to raise additional funding for future investments and growth opportunities by raising additional debt or equity from time to time based on the specific needs of those future investments.

Long-Term Debt

Senior Credit Facility — In March 2007, we closed on our new $125.0 million Credit Facility. The new Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the new Credit Facility, we borrowed $65.0 million under the term loan and used a portion of those proceeds to pay off the remaining obligation under the old credit facility. In connection with the purchase of the Westin Atlanta Airport in May 2007, we amended the Credit Facility. The amendment increased our total borrowing capacity to $200.0 million, consisting of a $115.0 term loan and a $85.0 million revolving credit facility. In addition, we have the ability to increase the revolving credit facility and/or term loan by up to $75.0 million, in the aggregate, by seeking additional commitments from lenders. Under the amended Credit Facility, we are required to make quarterly payments on the term loan of approximately $0.3 million.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of June 30, 2007, based on those financial tests, borrowings under the term and revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 8.07% per annum). We incurred interest expense of $1.9 million and $2.7 million on the senior credit facilities for the three and six month periods ended June 30, 2007, respectively, and $1.4 million and $3.0 million for the three and six month periods ended June 30, 2006, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. As of June 30, 2007, we were in compliance with all of these covenants.

Mortgage Debt — The following table summarizes our mortgage debt as of June 30, 2007:

	Principal	Maturity	Spread Over	Interest Rate as of
	Amount	Date(1)	30-Day LIBOR	June 30, 2007

Hilton Arlington	$24.7 million	November 2009	135 bps	6.7%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	6.7%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

In April 2007, we repaid, in full, $19.0 million of mortgage debt relating to the Hilton Concord. Due to the structure of the loan agreement, we incurred no prepayment penalties in connection with the early repayment.

We incurred interest expense on the mortgage loans of $1.0 million and $2.1 million for the three and six month periods ended June 30, 2007, respectively, and $0.3 million and $0.7 million for the three and six month periods ended June 30, 2006, respectively. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1% is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made in the third year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

In February 2007, we entered into an interest rate cap agreement in connection with the purchase of the Hilton Houston Westchase. The $32.8 million, three-year interest rate cap agreement is designed to protect against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 7.25% and is scheduled to mature on February 9, 2010. In April 2007, we repaid the Hilton Concord $19.0 million mortgage loan and have cancelled the related interest rate cap agreement. The 30-day LIBOR rate, upon which our debt and interest rate cap agreements are based on, decreased from 5.4% per annum, as of December 31, 2006, to 5.3% per annum, as of June 30, 2007.

Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $0.4 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and by $0.6 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.

Beyond those stated above, there were no other material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our annual meeting of stockholders was held on May 31, 2007.

At that meeting, the following matters were submitted to a vote of our stockholders:

Item No. 1

To approve the adoption of the Interstate Hotels & Resorts, Inc. 2007 Equity Award Plan.

For	18,059,727
Against	5,752,421
Abstain	40,924

Item No. 2

To consider and vote upon ratification of the appointment of KPMG LLP as our independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007.

For	28,422,120
Against	185,602
Abstain	19,331

Item No. 3

To approve the election or re-election as directors of the Company to serve terms expiring at the Annual Meeting in the year set forth and in accordance with their respective classes, and until their successors are duly elected and qualified.

	For	Against	Withheld

Class III: (term to expire at the Annual Meeting in 2008)
James F. Dannhauser	25,899,597	2,689,668	37,787
Class II: (term to expire at the Annual Meeting in 2009)
Ronald W. Allen	26,389,881	2,217,416	19,755
Class I: (term to expire at the Annual Meeting in 2010)
Leslie R. Doggett(1)	423,968	—	—
James B. McCurry	25,891,641	2,694,207	41,204
John J. Russell, Jr.	26,368,342	2,217,486	41,224

(1)	Due to ministerial proxy card error, the shares voted “For” Ms. Doggett are only those shares voted in person at the Annual Meeting.

Item 6.  Exhibits

(a) Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3	.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3	.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3	.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3	.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.2		Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998(Registration No. 333-49881)).
4	.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4	.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.4		Registration Rights Agreement, dated June 30, 1999, between the Company (formerly MeriStar Hotels & Resorts, Inc.), Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission for the three months ended June 30, 1999).
10	.5.1*	First Amendment to the Senior Secured Credit Facility, dated May 24, 2007, among Interstate Operating Company, LP, Lehman Brothers Inc. and various other lenders.
10.6		Agreement of Purchase and Sale between Lepercq Atlanta Renaissance Partners, L.P., and affiliate of the Blackstone Group, and Interstate Atlanta Airport, LLC, dated May 4, 2007, for the purchase of the Westin Atlanta Airport (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007).
10.7		Interstate Hotels & Resorts, Inc., 2007 Equity Award Plan (incorporated by reference to Annex A to the Company’s Form Def 14A filed with the Securities and Exchange Commission on April 24, 2007).
31	.1*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31	.2*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer
32	*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

By:	/s/ Denis S. McCarthy
Denis S. McCarthy
Chief Accounting Officer

Dated: August 9, 2007