Form 10-Q
period 2007-09-30
INTERSTATE HOTELS & RESORTS INC
filed 2007-11-08
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of shares of Common Stock, par value $0.01 per share, outstanding at November 1, 2007 was 31,718,817.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$21,576	$25,308
Restricted cash	7,332	6,485
Accounts receivable, net of allowance for doubtful accounts of $375 and $253 respectively	22,039	31,511
Due from related parties, net of allowance for doubtful accounts of $1,110 and $1,110, respectively	998	1,469
Prepaid expenses and other current assets	7,423	2,592
Assets held for sale	—	28,383

Total current assets	59,368	95,748
Marketable securities	1,772	1,610
Property and equipment, net	229,693	103,895
Investments in and advances to affiliates	18,662	11,144
Notes receivable	6,935	4,962
Deferred income taxes, net	13,467	12,451
Goodwill	73,672	73,672
Intangible assets, net	29,474	30,208

Total assets	$433,043	$333,690

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,202	$2,053
Accrued expenses	69,776	68,395
Liabilities related to assets held for sale	—	10,263
Current portion of long-term debt	862	3,750

Total current liabilities	72,840	84,461
Deferred compensation	1,712	1,541
Long-term debt	171,088	80,476

Total liabilities	245,640	166,478
Minority interest	324	516
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 31,718,817, and 31,540,926 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	317	316
Treasury stock	(69)	(69)
Paid-in capital	195,436	194,460
Accumulated other comprehensive income (loss)	(226)	1,201
Accumulated deficit	(8,379)	(29,212)

Total stockholders’ equity	187,079	166,696

Total liabilities, minority interest and stockholders’ equity	$433,043	$333,690

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Lodging	$20,628	$7,154	$52,325	$18,609
Management fees	8,487	12,761	29,837	34,386
Management fees-related parties	1,147	1,305	2,846	12,030
Termination fees	935	16,995	4,928	18,774
Termination fees-related parties	—	—	—	6,117
Other	2,506	2,688	7,538	9,117

	33,703	40,903	97,474	99,033
Other revenue from managed properties	147,562	202,780	488,725	645,553

Total revenue	181,265	243,683	586,199	744,586
Expenses:
Lodging	14,675	5,210	36,714	13,670
Administrative and general	13,598	14,199	41,488	43,229
Depreciation and amortization	4,137	1,626	11,114	4,715
Asset impairments and write-offs	6	2,024	1,161	10,666

	32,416	23,059	90,477	72,280
Other expenses from managed properties	147,562	202,780	488,725	645,553

Total operating expenses	179,978	225,839	579,202	717,833

OPERATING INCOME	1,287	17,844	6,997	26,753
Interest income	515	514	1,672	1,445
Interest expense	(3,825)	(2,197)	(9,834)	(6,222)
Equity in earnings of affiliates	563	4,745	1,818	4,311

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(1,460)	20,906	653	26,287
Income tax benefit (expense)	654	(7,933)	(201)	(10,213)
Minority interest expense	(1)	(122)	(63)	(171)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(807)	12,851	389	15,903
Income from discontinued operations, net of tax	2,836	2,347	20,444	3,050

NET INCOME	$2,029	$15,198	$20,833	$18,953

Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(219)	66	(242)	737
Unrealized gain on investments	21	55	39	67

COMPREHENSIVE INCOME	$1,831	$15,319	$20,630	$19,757

BASIC EARNINGS PER SHARE:
Continuing operations	$(0.03)	$0.41	$0.01	$0.51
Discontinued operations	0.09	0.07	0.65	0.10

Basic earnings per share	$0.06	$0.48	$0.66	$0.61

DILUTIVE EARNINGS PER SHARE:
Continuing operations	$(0.03)	$0.41	$0.01	$0.50
Discontinued operations	0.09	0.07	0.64	0.10

Dilutive earnings per share	$0.06	$0.48	$0.65	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$20,833	$18,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,114	4,715
Amortization of deferred financing fees	1,419	573
Stock compensation expense	863	788
Bad debt expense	80	865
Asset impairments and write-offs	1,161	10,666
Equity in earnings of affiliates	(1,818)	(4,311)
Operating distributions from unconsolidated affiliates	258	285
Minority interest	63	171
Deferred income taxes	(580)	7,828
Excess tax benefits from share-based payment arrangements	(87)	(880)
Discontinued operations:
Depreciation and amortization	—	1,192
Gain on sale	(20,549)	—
Changes in assets and liabilities:
Accounts receivable	9,527	(14,994)
Due from related parties	471	4,503
Prepaid expenses and other current assets	(2,456)	(3,679)
Accounts payable and accrued expenses	1,178	2,527
Changes in asset and liability accounts for sale	93	—
Other changes in asset and liability accounts	418	595

Cash provided by operations	21,988	29,797

INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations	35,958	—
Change in restricted cash	(847)	(972)
Acquisition of hotels	(129,958)	(14,538)
Purchases related to discontinued operations	(68)	(1,826)
Purchases of property and equipment	(6,083)	(4,932)
Additions to intangible assets	(3,163)	(1,417)
Contributions to unconsolidated affiliates	(8,721)	(13,192)
Distributions from unconsolidated affiliates	3,187	15,754
Changes in notes receivable	(473)	596

Cash used in investing activities	(110,168)	(20,527)

FINANCING ACTIVITIES:
Proceeds from borrowings	147,825	9,000
Repayment of borrowings	(60,101)	(22,750)
Excess tax benefits from share-based payment arrangements	87	880
Proceeds from issuance of common stock	190	2,810
Financing fees paid	(3,317)	—

Cash provided by (used in) financing activities	84,684	(10,060)

Effect of exchange rate on cash	(236)	181
Net decrease in cash and cash equivalents	(3,732)	(609)
CASH AND CASH EQUIVALENTS, beginning of period	25,308	12,929

CASH AND CASH EQUIVALENTS, end of period	$21,576	$12,320

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$8,185	$5,564
Income taxes	3,458	2,185

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY

We are a premier hotel real estate investor and one of the largest independent U.S. hotel management companies not affiliated with a hotel brand, measured by number of rooms under management. We derive our earnings from the ownership of strategic hotel properties and a diversified portfolio of hotel management agreements. While we continue to focus on our core business as a leading provider of hospitality management services, we continue to expand our portfolio of owned hotels in an effort to diversify and enhance our earnings. In 2007, a significant portion of our operating income has been related to owned hotels. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable segment, corporate housing, was disposed of on January 26, 2007, with the sale of BridgeStreet, our corporate housing division.

Our management portfolio is diversified by brand, franchise and ownership group to which we provide related services in the hotel, resort and conference center markets. These services include insurance and risk management, purchasing and capital project management, information technology and telecommunications, and centralized accounting services. As of September 30, 2007, we owned six hotel properties, with 1,755 rooms, and held non-controlling minority interests in 15 joint ventures, which own or hold ownership interests in 20 of our managed properties. We and our affiliates also managed 184 hotel properties and five ancillary service centers (which consist of two laundry centers, two convention centers, and a spa facility), with 42,435 rooms in 36 states, the District of Columbia, Canada, Russia, Belgium, Ireland and Mexico.

Our corporate housing division was disposed of on January 26, 2007, with the sale of BridgeStreet. It provided apartment rentals for both individuals and corporations with a need for temporary housing as an alternative to long-term apartment rentals or prolonged hotel stays. The assets and liabilities of our corporate housing division were presented as held for sale in our consolidated balance sheet as of December 31, 2006 and as discontinued operations in our consolidated statement of operations and cash flows for all periods presented in this report.

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

Revenue Recognition Related to Termination Fees

As we have existing management agreements with Blackstone, the previous owner of multiple hotels which we have purchased, we evaluate the impact of EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”) on the purchase accounting for these acquisitions. Our agreements with Blackstone have provisions which require the payment of termination fees if Blackstone elects to terminate the management contract or sells the hotel to any buyer, including us. We determine the amount by which the pricing of these contracts is favorable when compared to the pricing we have negotiated with owners for recently executed management contracts for comparable hotel properties and compare this amount to the amount of the required termination fee due from Blackstone. EITF 04-1 requires that we recognize the lesser of the amounts as a gain on the settlement of the executory contract and as part of the acquisition cost of the hotel. For the Hilton Houston Westchase and Westin Atlanta Airport acquisitions, the amount by which the pricing of the Blackstone contracts are favorable to us exceeded the stated termination fees due to us from Blackstone. Accordingly, we recorded in revenue, the stated termination fees for the Hilton Houston Westchase and the Westin Atlanta Airport of $1.0 million and $1.4 million, respectively, at the time of acquisition.

Related Parties

In January 2007, we were retained as manager for two properties owned by Capstar Hotel Company, LLC (“New Capstar”), a newly formed real estate investment company founded by Paul Whetsell, our current Chairman of the Board. As of September 30, 2007, balances related to New Capstar have been included within “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations.

In May 2006, The Blackstone Group (“Blackstone”), acquired MeriStar Hospitality Corporation (“MeriStar”). MeriStar had previously been considered a related party as Mr. Whetsell was also the CEO of MeriStar. Mr. Whetsell did not become part of the Blackstone management team and accordingly, we no longer consider Blackstone to be a related party. As such, the line items “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations do not include any amounts associated with Blackstone at December 31, 2006 and for the period from May 2, 2006, through December 31, 2006, although fees received from MeriStar prior to May 2, 2006, continue to be included in “management fees — related parties.”

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

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 14, “FIN 48 — Recognition and Measurement of Tax Positions and Benefits,” for additional information.

Recently Issued Accounting Pronouncements

In June 2006, EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, That Is, Gross versus Net Presentation” (“EITF 06-3”) was ratified. EITF 06-3, which is effective for periods beginning after December 15, 2006, requires the disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction on a gross (included in revenues and costs) or net (excluded from revenues) basis. We have reported revenues from our owned-hotels, which are subject to various taxes assessed by government authorities, including sales and use taxes, on a net basis.

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

	Three Months Ended
	September 30, 2007			September 30, 2006
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

(Loss) Income from continuing operations	$(807)	31,701	$(0.03)	$12,851	31,368	$0.41
Income from discontinued operations, net of tax	2,836	—	0.09	2,347	—	0.07

Basic net income	$2,029	31,701	$0.06	$15,198	31,368	$0.48
Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	13	—	—	190	—
Assuming vesting of restricted stock grants	—	282	—	—	195	—

Diluted net income	$2,029	31,996	$0.06	$15,198	31,753	$0.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Income from continuing operations	$389	31,636	$0.01	$15,903	30,983	$0.51
Income from discontinued operations, net of tax	20,444	—	0.65	3,050	—	0.10

Basic net income	$20,833	31,636	$0.66	$18,953	30,983	$0.61
Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	43	—	—	282	—
Assuming vesting of restricted stock grants	—	248	(0.01)	—	159	(0.01)

Diluted net income	$20,833	31,927	$0.65	$18,953	31,424	$0.60

4.	INVESTMENTS IN AND ADVANCES TO AFFILIATES

Our investments and advances to our joint ventures and affiliated companies consist of the following (in thousands, except number of hotels):

		Our Equity	September 30,	December 31,
Joint Venture Investments	Number of Hotels	Participation	2007	2006

CNL/IHC Partners, L.P.	3	15.0%	$2,861	$2,625
True North Tesoro Property Partners, L.P.	1	15.9%	—	1,381
Cameron S-Sixteen Hospitality, LLC	1	10.9%	467	487
Amitel Holdings, LLC	6	15.0%	4,005	3,903
RQB Resort/Development Investors, LLC	1	10.0%	1,145	447
Cameron S-Sixteen Broadway, LLC	1	15.7%	1,050	1,136
IHR Greenbuck Hotel Venture, LLC(1)	—	15.0%	1,573	362
Interstate Cross Keys, LLC	1	15.0%	582	—
IHR/Steadfast Hospitality Management, LLC(2)	—	50.0%	510	—
Other	3	12.5%-50.0%	769	803

Total	17		$12,962	$11,144
Advances to Affiliates
Steadfast Mexico, LLC(3)	3		5,700	—

Total	20		$18,662	$11,144

(1)	Hotel number is not listed since this joint venture is in the process of developing hotels.

(2)	Hotel number is not listed as this joint venture owns only a management company.

(3)	This investment was made through a convertible debt instrument expected to convert in the fourth quarter of 2007, see below for more information.

In March 2007, we invested $0.5 million to acquire a 15% interest in the Radisson Cross Keys hotel in Baltimore, Maryland. We plan to invest an additional $0.3 million for future capital improvements.

In April 2007, the joint venture which owns the Doral Tesoro Hotel and Golf Club refinanced its existing debt and made a distribution to us of $1.8 million, which included the return of our initial investment of $1.5 million and a return on investment. As the distribution received was greater than our investment balance at the time of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution, the investment balance was reduced to zero with the remainder recorded as a deferred gain. The distribution in excess of our investment will be deferred until such time as the assets in the venture are sold or another such event has occurred, resulting in the culmination of an earnings process. The distribution did not impact our percentage investment ownership interest in the joint venture.

In July 2007, we invested in one entity and formed a new entity in two separate transactions with the Steadfast Companies (“Steadfast”) to own and manage hotels in Mexico. We invested $0.5 million for a 50% interest in a new joint venture to manage hotels. We have determined that we are not the primary beneficiary or otherwise do not control this joint venture, and therefore account for our interest using the equity method.

Simultaneous with formation of the management joint venture, we advanced $5.7 million, in the form of a convertible debt instrument, to an existing Steadfast entity that owns a three-property portfolio of Tesoro® resorts. The debt is convertible into a 15% equity interest in this Steadfast entity upon the consent of the senior lender. We expect to receive the consent in the fourth quarter of 2007. The Steadfast entity then plans to invest $10.0 million for comprehensive renovations and improvements at all three resort properties in the near future. The new management joint venture described above took over management of the three-property portfolio of Tesoro® resorts upon its formation and will serve as a platform for future growth in Mexico.

During 2007, we also invested an additional $1.2 million in the IHR Greenbuck Hotel Venture, LLC, a joint venture established to develop, construct and operate as many as five to ten aloft® hotels over the next several years. Currently, the joint venture has begun the construction of two hotels located in Rancho Cucamonga, CA and Cool Springs, TN.

We had related party accounts receivable for management fees and reimbursable costs from the hotels currently owned by the joint ventures of $1.0 million and $1.4 million as of September 30, 2007 and December 31, 2006, respectively. We earned related party management fees from our joint ventures of $1.0 million and $2.7 million for the three and nine months ended September 30, 2007, respectively, and $1.3 million and $3.5 million for the three and nine months ended September 30, 2006, respectively.

The recoverability of the carrying values of our investments in and advances to affiliates is dependent upon the operating results of the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future impairment losses or the inability to recover the carrying value of these interests. The debt of all investees is non-recourse to us and we do not guarantee any of our investees’ obligations. We are not the primary beneficiary or controlling investor in any of these joint ventures, however we exert significant influence as the manager of the underlying assets, and therefore account for our interests under the equity method.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Land	$19,547	$10,269
Furniture and fixtures	26,350	17,437
Building and improvements	188,274	75,566
Leasehold improvements	5,695	5,889
Computer equipment	6,505	4,978
Software	12,336	12,244

Total	$258,707	$126,383
Less accumulated depreciation	(29,014)	(22,488)

Property and equipment, net	$229,693	$103,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Management contracts	$36,771	$35,940
Franchise fees	1,814	1,620
Deferred financing fees	3,629	2,538

Total cost	42,214	40,098
Less accumulated amortization	(12,740)	(9,890)

Intangible assets, net	$29,474	$30,208

We amortize the value of our intangible assets as they all have definite useful lives, over their estimated useful lives, which generally correspond with the expected terms of the associated management, franchise, or financing agreements. For the nine months ended September 30, 2007, we recognized management contract impairment charges of $1.2 million, including $0.7 million for the Westin Atlanta Airport, which we purchased from Blackstone in May 2007, $0.4 million associated with seven properties sold by Sunstone Hotels Investors, Inc. (“Sunstone REIT”) and $0.1 million related to other terminated or lost management contracts. For the nine months ended September 30, 2006, the management contract impairment losses of $10.7 million primarily consisted of $9.7 million for the termination of management contracts related to 21 MeriStar/Blackstone properties and $0.7 million for 14 Sunstone REIT properties sold during the nine month period ended September 30, 2006.

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $1.3 million and $4.0 million for the three and nine months ended September 30, 2007, respectively, and $0.5 million and $2.0 million for the three and nine months ended September 30, 2006, respectively. We also incurred amortization expense related to deferred financing fees of $0.3 million and $1.4 million for the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2006, respectively. During the first quarter of 2007, $0.5 million of deferred financing fees related to our old senior credit facility was amortized in connection with our entrance into a new $125.0 million senior secured credit facility (“Credit Facility”) and the related payoff of our old senior credit facility and subordinated term loan. Amortization of deferred financing fees are included in interest expense.

In connection with the new Credit Facility, we recorded $2.2 million of financing fees, which will be amortized over the term of the new Credit Facility. During the second quarter of 2007, we recorded an additional $0.8 million of financing fees in connection with the amendment of our new Credit Facility. See Note 8, “Long-Term Debt,” for additional information related to the Credit Facility.

We evaluate our capitalized management contracts for impairment when circumstances warrant. When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. We have revised the estimated economic lives of the underlying management contracts for the remaining Blackstone properties to approximately four years as Blackstone has initiated plans to sell most of the portfolio of hotels within four years and had taken over management or executed sales of seven hotels as of December 31, 2006. The change in estimate occurred in December 2006 and was applied as of January 1, 2007. As of September 30, 2007, we do not believe the carrying value of $24.8 million associated with the remaining management contracts is impaired. We will continue to assess the recorded value of our management contracts and their related amortization periods as circumstances warrant.

Our goodwill is related to our hotel management segment. We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of our goodwill more frequently. During the nine months ended September 30, 2007, no significant management contract losses or other transactions or events occurred which were not already considered in our analysis during the fourth quarter of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on this, we did not re-evaluate of our goodwill for impairment in the third quarter of 2007. Our impairment analysis performed in the fourth quarter of 2006 assumed the net loss of 45 management contracts in 2007. We are in the process of budgeting hotel operations and the resulting management fees for 2008 and future periods, assessing industry conditions and trends, and evaluating the stability of our existing management contract portfolio and pipeline. This information and other information will serve as the basis for our annual goodwill impairment analysis to be performed in the fourth quarter.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Salaries and employee related benefits	$22,323	$24,895
Deferred revenue	9,546	561
Other	37,907	42,939

Total	$69,776	$68,395

Deferred revenue is comprised of incentive fees for certain of our managed properties that will be recognized as revenue at the end of the contract year (the fourth quarter of 2007) in accordance with EITF D-96 “Accounting for Management Fees Based on a Formula”. Certain owners pay us estimated incentive fees prior to the end of the contract year. Other hotel owners pay us the incentive fees following the close of the contract year. Other consists of legal expenses, sales and use tax accruals, property tax accruals, owners insurance for our managed hotels, general and administrative costs of managing our business and various other items. No individual amounts in Other represent more than 5% of current liabilities.

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Senior credit facility — term loan	$114,425	$40,526
Mortgage debt	57,525	43,700

Total long-term debt	171,950	84,226
Less current portion	(862)	(3,750)

Long-term debt, net of current portion	$171,088	$80,476

Senior Credit Facility

In March 2007, we entered into a new senior secured Credit Facility with various lenders. The Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the Credit Facility, we borrowed $65.0 million under the term loan, using a portion of it to pay off the remaining obligations under our previous credit facility. In May 2007, we amended the Credit Facility to increase the borrowings under our term loan by $50.0 million, resulting in a total of $115.0 million outstanding under the term loan, and increased the availability under our revolving loan to $85.0 million. In addition, we have the ability to increase the revolving credit facility and/or term loan by up to $75.0 million, in the aggregate, by seeking additional commitments from lenders. Simultaneously with the amendment, we used the additional $50.0 million under the term loan, along with cash on hand, to purchase the 495-room Westin Atlanta Airport. See Note 12, “Acquisitions and Dispositions,” for additional information relating to the purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of September 30, 2007, based on those financial tests, borrowings under the term and revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 7.88% per annum). We incurred interest expense of $2.5 million and $5.2 million on the senior credit facilities for the three and nine months ended September 30, 2007, respectively, and $1.6 million and $4.5 million for the three and nine months ended September 30, 2006, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At September 30, 2007, we were in compliance with the loan covenants of the Credit Facility.

Mortgage Debt

The following table summarizes our mortgage debt as of September 30, 2007:

				Interest Rate as of
	Principal	Maturity	Spread over	September 30,
	Amount	Date(1)	30-Day LIBOR	2007

Hilton Arlington	$24.7 million	November 2009	135 bps	7.2%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	7.2%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1% is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made in the third year.

In April 2007, we repaid in full, $19.0 million of mortgage debt relating to the Hilton Concord. We incurred no prepayment penalties in connection with the early repayment. We incurred interest expense related to our mortgage loans of $1.0 million and $3.1 million for the three and nine months ended September 30, 2007, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2006, respectively.

Interest Rate Caps

We have entered into three interest rate cap agreements in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The following table summarizes our interest rate cap agreements as of September 30, 2007:

		Maturity	30-day LIBOR
	Amount	Date	Cap Rate

March 2005 (Credit Facility)	$55.0 million	January 2008	5.75%
October 2006 (Hilton Arlington mortgage loan)	$24.7 million	November 2009	7.25%
February 2007 (Hilton Westchase mortgage loan)	$32.8 million	February 2010	7.25%

At September 30, 2007, the total fair value of these interest rate cap agreements was approximately $15,000. The change in fair value for these interest rate cap agreements was immaterial and is recognized in the consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SEGMENT INFORMATION

We are organized into two reportable segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet and its affiliated subsidiaries. Each segment is managed separately because of its distinctive economic characteristics. Reimbursable expenses, classified as “other revenue and expenses from managed properties” on the statement of operations, are not included as part of this segment analysis. These reimbursable expenses are all part of the hotel management segment.

Hotel ownership includes our wholly-owned hotels and joint venture investments. For the hotel ownership segment presentation, we have allocated internal management fee expense of $0.7 million and $1.5 million for the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2006, respectively. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Interest expense related to hotel mortgages and other debt drawn specifically to finance the hotels is included in the hotel ownership segment. As of January 1, 2007, our entire debt balance relates to our hotel ownership segment.

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

Due to the sale of our third reportable segment, corporate housing, in January 2007, the operations of this segment are included as part of discontinued operations on the consolidated statement of operations for all periods presented. The assets related to this segment have been presented as assets held for sale on the consolidated balance sheet as of December 31, 2006. The assets of our corporate housing segment of $40.4 million as of September 30, 2006, are separately included within the corporate assets in the segment presentation below. As the corporate housing segment was sold, we have not presented it within the following segment presentation. See Note 12, “Acquisitions and Dispositions” for more information on the disposition of the segment.

Capital expenditures include the “acquisition of hotels” and “purchases of property and equipment” line items from our cash flow statement. All amounts presented are in thousands.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Hotel
	Management	Ownership	Corporate	Consolidated

Three months ended September 30, 2007
Revenue	$13,075	$20,628	$—	$33,703
Depreciation and amortization	1,879	2,243	15	4,137
Operating expense	12,307	15,325	647	28,279

Operating (loss) income	(1,111)	3,060	(662)	1,287
Interest expense, net	—	(3,222)	(88)	(3,310)
Equity in earnings of affiliates	—	563	—	563

(Loss) income before minority interests and income taxes	$(1,111)	$401	$(750)	$(1,460)

Capital expenditures	$390	$3,183	$—	$3,573
Three months ended September 30, 2006
Revenue	$33,749	$7,154	$—	$40,903
Depreciation and amortization	929	582	115	1,626
Operating expense	14,833	5,395	1,205	21,433

Operating (loss) income	17,987	1,177	(1,320)	17,844
Interest expense, net	—	(991)	(692)	(1,683)
Equity in earnings of affiliates	—	4,745	—	4,745

(Loss) income before minority interests and income taxes	$17,987	$4,931	$(2,012)	$20,906

Capital expenditures	$315	$1,662	$18	$1,995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Hotel
	Management	Ownership	Corporate	Consolidated

Nine months ended September 30, 2007
Revenue	$45,149	$52,325	$—	$97,474
Depreciation and amortization	5,424	5,459	231	11,114
Operating expense	37,496	38,190	3,677	79,363

Operating income (loss)	2,229	8,676	(3,908)	6,997
Interest expense, net	—	(8,160)	(2)	(8,162)
Equity in earnings of affiliates	—	1,818	—	1,818

Income (loss) before minority interests and income taxes	$2,229	$2,334	$(3,910)	$653

Total assets	$139,723	$253,020	$40,300	$433,043
Capital expenditures	$1,023	$134,860	$158	$136,041
Nine months ended September 30, 2006
Revenue	$80,424	$18,609	$—	$99,033
Depreciation and amortization	2,896	1,481	338	4,715
Operating expense	49,393	14,211	3,961	67,565

Operating income (loss)	28,135	2,917	(4,299)	26,753
Interest expense, net	—	(2,367)	(2,410)	(4,777)
Equity in earnings of affiliates	—	4,311	—	4,311

Income (loss) before minority interests and income taxes	$28,135	$4,861	$(6,709)	$26,287

Total assets	$172,445	$76,735	$59,119	$308,299
Capital expenditures	$1,709	$17,346	$415	$19,470

Revenues from continuing foreign operations, excluding reimbursable expenses, were as follows (in thousands)(1) (2):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Russia	$179	$375	$539	$1,125
Other	$192	$158	$430	$416

(1)	Revenues for the United Kingdom and France related solely to BridgeStreet operations have been reclassified as discontinued operations on the consolidated statement of operations for the related periods due to the sale of BridgeStreet during the first quarter of 2007 and therefore have not been included in the above table. There have been no revenues from either region during the three month period ended September 30, 2007. BridgeStreet revenues from the United Kingdom and France were $2.8 million and $0.2 million, respectively, for the nine month period ended September 30, 2007. Revenues from the United Kingdom and France were $11.1 million and $0.8 million for the three months ended September 30, 2006, respectively, and $26.6 million and $1.9 million for the nine month period ended September 30, 2006, respectively.

(2)	Management fee revenues from our managed properties in Mexico are recorded through our joint venture, IHR/Steadfast Hospitality Management, LLC, and as such, are included in equity in earnings in our consolidated statements of operations for the three and nine months ended September 30, 2007.

A significant portion of our management fees for the three and nine month periods ended September 30, 2007 were derived from Blackstone and Sunstone REIT. As of September 30, 2007, we managed 17 hotels for Blackstone and 30 hotels and two ancillary service centers for Sunstone REIT. The total management fees for all Blackstone

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties which we managed at September 30, 2007, accounted for $1.5 million, or 16%, of management fees for the three months ended September 30, 2007, and $4.9 million, or 15%, of management fees for the nine month period ended September 30, 2007. The Sunstone REIT properties accounted for $2.3 million, or 24%, of management fees for the three months ended September 30, 2007, and $6.6 million, or 20%, of management fees for the nine month period ended September 30, 2007.

10.	OTHER TRANSACTIONS

We managed eight properties that were damaged or closed due to hurricanes in 2004. In March 2006, we settled our claim for lost management fees and received approximately $3.2 million in business interruption proceeds. This recovery is recorded in management fees on the income statement.

11.	COMMITMENTS AND CONTINGENCIES

Insurance Matters

As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling these claims from its assets. As of September 30, 2007, 46 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on currently available information, we believe the ultimate resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

With the sale of BridgeStreet, we no longer lease apartments for our corporate housing division. As of September 30, 2007, our lease obligations consist of only office space for our corporate offices. Future minimum lease payments required under these operating leases as of September 30, 2007 were as follows (in thousands):

September 30, 2007-2008	$3,481
September 30, 2008-2009	3,427
September 30, 2009-2010	3,509
September 30, 2010-2011	3,593
September 30, 2011-2012	3,679
Thereafter	4,091

Total	$21,780

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

September 30, 2007-2008	$1,122
September 30, 2008-2009	1,167
September 30, 2009-2010	1,214
September 30, 2010-2011	1,263
September 30, 2011-2012	1,313
Thereafter	1,251

Total	$7,330

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

In connection with our owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of September 30, 2007, we had ongoing renovation and property improvement projects with remaining expected costs to complete of approximately $20.2 million, of which $18.0 million is directly attributable to comprehensive renovations for the Westin Atlanta Airport.

Letters of Credit

As of September 30, 2007, we had a $1.5 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2008. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, the lender has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on the consolidated balance sheet. We also have a $0.8 million letter of credit outstanding from Bank of America in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. The letter of credit expires on March 31, 2008. We are required by the insurance carrier to deliver the letter of credit to cover its risk in the event the properties default on their required payments related to the surety bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.	ACQUISITIONS & DISPOSITIONS

Acquisitions

In May 2007, we acquired the 495-room Westin Atlanta Airport in Georgia, from an affiliate of Blackstone, for a total acquisition cost of $76.1 million, including normal and customary closing costs. We funded the acquisition through a combination of borrowings on our Credit Facility and cash on hand. From May 24, 2007 to September 30, 2007, hotel revenues and operating income of $8.2 million and $1.7 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$4,419
Buildings and improvements	66,243
Furniture and fixtures	4,945
Working capital	474

Total	$76,081

As the purchase of the Westin Atlanta Airport was a material acquisition, we are providing the pro forma financial information set forth below (in thousands), which represents the combined results as if the acquisition had occurred on January 1, 2006. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Nine Months
	Ended September 30,
	2007	2006

Pro forma lodging revenues	$66,645	$36,863
Pro forma net income	$22,033	$21,020
Pro forma diluted earnings per share	$0.69	$0.67

In February 2007, we acquired the 297-room Hilton Houston Westchase in Texas, from an affiliate of Blackstone, for a total acquisition cost of $51.9 million, including normal and customary closing costs. We financed the acquisition through a non-recourse mortgage loan of $32.8 million and the remainder with a combination of cash on hand and borrowings on our previous credit facility. From February 8, 2007 to September 30, 2007, hotel revenues and operating income of $11.8 million and $2.6 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

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

Dispositions

On January 26, 2007, we sold our BridgeStreet corporate housing subsidiary for total proceeds of approximately $40.5 million in cash, resulting in income from discontinued operations, net of tax, of approximately $20.5 million. This gain has been recorded as part of discontinued operations for the nine months ended September 30, 2007. Our corporate housing business had been classified as its own reportable segment. We classified the assets and liabilities relating to this subsidiary as held for sale in our consolidated balance sheet at December 31, 2006 as detailed in the following table (in thousands):

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

The operations of the corporate housing subsidiary have been classified as discontinued operations in our consolidated statement of operations for all periods presented. The following table summarizes operating results, the gain on the sale, and our segment reporting of our corporate housing subsidiary (in thousands):

	Nine Months
	Ended September 30,
	2007	2006

Revenue	$8,500	$101,066
Depreciation and amortization	—	1,193
Operating expense	8,969	95,403

Operating (loss) income	$(469)	$4,470
Gain on sale	20,549	—
Interest expense	—	18

Income before minority interest and taxes	$20,080	$4,452
Income tax benefit (expense)	163	(1,402)

Income from discontinued operations, net of taxes	$20,243	$3,050

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The disposition of our corporate housing subsidiary triggered the recognition of significant differences in the carrying values between tax basis and GAAP basis. As the tax basis was significantly higher, there was a loss realized for tax purposes compared to the $20.5 million gain realized in our statement of operations, resulting in a tax benefit on this disposition for the nine month period ended September 30, 2007.

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

A summary of option activity under the equity-based compensation plans as of September 30, 2007, and changes during the nine months then ended is as follows:

			Aggregate
	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price/Share	Value

Options outstanding at December 31, 2006	495,413	$6.81
Granted	40,000	$6.97
Exercised	(48,141)	$3.94
Forfeited	(35,850)	$15.23

Options outstanding at September 30, 2007	451,422	$6.46	$119,662

Options exercisable at September 30, 2007	350,596	$6.56	$119,662

A summary of the restricted stock activity under the equity-based compensation plans as of September 30, 2007, and changes during the nine months then ended is as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2006	326,577	$5.40
Granted	279,200	$6.05
Vested	(141,246)	$5.30

Unvested at September 30, 2007	464,531	$5.82

The total intrinsic value of restricted stock which vested during the nine months ended September 30, 2007 was approximately $0.9 million.

The restricted stock awards granted in 2007 vest ratably over four years, except for one employee whose awards vest over three years based on his employment agreement. All restricted stock awards granted in prior years vest ratably over three years.

The compensation expense related to stock options and restricted stock awards was $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2007, and $0.2 million and $0.8 million for the three and nine month periods ended September 30, 2006, respectively. As of September 30, 2007, there was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.2 million and $0.1 million of total unrecognized compensation cost related to unvested restricted stock and unvested stock options, respectively.

14.	INCOME TAX RATE CHANGE AND FIN 48 — RECOGNITION AND MEASUREMENT OF TAX POSITIONS AND BENEFITS

The Internal Revenue Service recently changed the tax law related to the utilization of certain employee tax credits to now allow these credits to be utilized to offset alternative minimum tax. Effective in 2007, certain tax credits are now allowed to be utilized during the current year and carried back to 2006 to offset alternative minimum tax paid. We had previously been carrying a valuation allowance for the anticipated amount which would not have been utilized prior to the change in the tax law. This valuation was removed in the third quarter causing the reduction in our effective tax rate. This change resulted in a reduction in the annualized effective tax rate from 42% to 34% as of September 30, 2007. The tax rate for the quarter reflects the additional tax benefit resulting from the true-up of the annual effective rate.

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

We will recognize interest and penalties accrued related to any unrecognized tax benefits in income tax expense. For the nine months ended September 30, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalties recognized during the quarter.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and several foreign jurisdictions in which we operate. As of January 1 and September 30, 2007, our open tax years for federal, state and local jurisdictions that remain subject to examination range from 2001 through 2006.

15.	SUBSEQUENT EVENT

In October 2007, Equity Inns completed the previously announced merger with an affiliate of Whitehall Street Global Real Estate Partnership 2007. As of September 30, 2007, we managed 38 properties for Equity Inns, consisting of 4,847 rooms. We continue to manage the 38 properties and notice has not been provided, nor any indication given, of the termination of the underlying management agreements for the 38 properties. We will continue to communicate with the new ownership as to its future plans concerning the management of the properties.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is intended to help the reader understand Interstate Hotels & Resorts Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated interim financial statements and the accompanying notes.

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

Overview and Outlook

Our Business — We are a premier hotel real estate investor and one of the largest independent U.S. hotel management companies not affiliated with a hotel brand, measured by number of rooms under management. We derive our earnings from the ownership of a group of strategic hotel properties and a diversified portfolio of hotel management agreements. While we continue to focus on our core business as a premier provider of hospitality management services, we are also expanding our portfolio of owned hotels in an effort to diversify and enhance our earnings. As such, in 2007, a significant portion of our operating income has been related to owned hotels. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable segment, corporate housing, was disposed of on January 26, 2007, with the sale of BridgeStreet, our corporate housing subsidiary. The results of this segment are reported as discontinued operations in our consolidated financial statements for all periods presented.

As of September 30, 2007, we owned six hotels with 1,755 rooms and held non-controlling minority interests in 15 joint ventures, which hold ownership interests in 20 of our managed properties. We and our affiliates also managed 184 properties, with 42,435 rooms in 36 states, the District of Columbia, Canada, Russia, Belgium, Ireland and Mexico. Our portfolio of managed properties is diversified by brand, franchise and ownership group. We manage hotels representing more than 30 franchise and brand affiliations and also operate 15 independent hotels. Our managed hotels are owned by more than 65 different ownership groups.

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

During the first nine months of 2007, the U.S. economy experienced trended growth of real GDP by 3% which is expected to continue through the fourth quarter of 2007. In the second half of 2006 and throughout 2007, the significant growth that the lodging industry experienced in 2004 and 2005 began to decelerate. This trend is expected to continue into the fourth quarter of 2007 and through 2008. This deceleration may be compounded by the tightening credit markets, decline in the housing market, increases in oil and energy prices, lower productivity growth, and a broad uncertainty in the general U.S. economy.

During the first six months of 2007, RevPAR increased 5.5%, down from 9.5% during the same period in 2006, driven mostly by ADR growth in the current year. Looking forward, RevPAR is forecast to finish the year with an annual RevPAR growth rate of 5.7%, followed in 2008 and 2009 by growth rates of 5.3% and 4.5%, respectively. Supply additions continue to accelerate slightly, which has restrained occupancy growth, and is expected to continue through the remainder of 2007, and into 2009.

Our outlook remains optimistic in the near term, as our RevPAR for the nine month period ended September 30, 2007, has grown 8.9% compared to the same period in 2006. This growth has been driven primarily by ADR growth of 7.5%. Occupancy growth also contributed 1.2% to the overall growth.

Financial Highlights — During the first nine months of 2007, we continued to highlight our ability to successfully expand and stabilize our income generating activities through our acquisitions of strategic hospitality properties. In January 2007, we sold BridgeStreet for $40.5 million, resulting in a gain on sale of $20.5 million. This transaction provided the ability to recycle capital into our core business, the lodging and hospitality industry, allowing us to leverage our experience and forge stronger returns on our investments and serve as a catalyst for continued future growth. In February 2007, we purchased our fifth wholly-owned property, the Hilton Houston Westchase, and in May 2007, we purchased the Westin Atlanta Airport, our largest wholly-owned acquisition to date. For the nine months ended September 30, 2007, revenues from our owned-hotels were $52.3 million, an increase of $33.7 million compared to the same period in 2006. In addition, operating income from owned-hotels increased by $10.7 million while gross margins increased 330 basis points during the nine month period ended September 30, 2007 compared to the same period in the prior year.

While our overall operations have benefited from the acquisitions of wholly-owned real estate, we continue to experience the effects of the significant number of management contracts lost during 2006 and the first nine months of 2007. Total management fees were $32.7 million for the first nine months of 2007, a decrease of $10.5 million from the same period in 2006 (net of the $3.2 million of business interruption proceeds received in the first quarter of 2006). Although our management contract losses have been significant over the past eight quarters, we believe our overall portfolio of third party management agreements is beginning to stabilize as evidenced during the third quarter of 2007, where we realized a net decrease of only three properties.

In another effort to diversify our earnings sources, we have continued to expand internationally. In February 2007, we opened our first international office in Moscow in February to capitalize on the potential growth in the international markets. In addition, we commenced the management of four additional international hotels, including our first in Ireland and Belgium. We have also begun managing three resort properties in Mexico through one of our joint venture affiliates. During 2007, we and our affiliates have increased the number of international properties under management to 11 and will continue to diversify our earnings streams through whole and partnership acquisitions of strategic hospitality properties, as well as continue to source new management opportunities both domestically and internationally.

Investments in and Acquisitions of Real Estate — In February 2007, we acquired the 297-room Hilton Houston Westchase from affiliates of Blackstone, for a total acquisition price of $51.9 million. We financed part of the acquisition through a non-recourse mortgage loan of $32.8 million and the remainder with a combination of cash on hand and borrowings on our old credit facility. The hotel is currently undergoing the final phase of an $11 million comprehensive renovation program, of which $8.5 million was completed by the previous owner.

In May 2007, we acquired the 495-room Westin Atlanta Airport for a total purchase price of $76.1 million, representing our largest hotel acquisition to date. Simultaneous to amending the Credit Facility, we borrowed an additional $50.0 million of term loans to finance the acquisition, with the remainder paid from cash on hand. The hotel has commenced on a comprehensive $18.0 million renovation program designed to provide all of the full-service features and amenities that travelers have come to expect at a Westin property.

We have also been actively seeking joint venture investment opportunities during the first nine months of 2007. In March 2007, we continued to grow our portfolio of joint ventures by investing $0.5 million to acquire a 15% interest in the Radisson Hotel Cross Keys in Baltimore, Maryland. We also contributed an additional $1.2 million to an existing joint venture which will build five to ten aloft® hotels over the next several years. Intended to be similar to the W Hotel® brand, aloft® is the new premium select-service hotel brand being introduced by Starwood Hotels & Resorts Worldwide, Inc. Our joint venture partner is responsible for site selection, construction and development management, while we will operate the hotels. The joint venture has signed long-term franchise agreements for the first two properties. Construction commenced on the first property located in Rancho Cucamonga, CA in January 2007, while the second location in Cool Springs, TN broke ground in August 2007.

In July 2007, we formed a strategic partnership with Steadfast Companies (“Steadfast”) to own and operate hotels in Mexico. We advanced $5.7 million to an entity owned by Steadfast in the form of a convertible debt instrument. The debt is convertible upon the approval of the senior lender. Upon conversion, the debt will convert to a 15% ownership interest in the Steadfast entity which currently owns a three-property portfolio of Tesoro® resorts. We have received verbal approval for the conversion and are awaiting the completion of the documentation process of the approval from the senior lender, which we expect to receive in the fourth quarter of 2007. The joint venture plans to invest $10.0 million for comprehensive renovations and improvements at all three resort properties in the near future, of which our share will be approximately $1.5 million. We also invested $0.5 million for a 50% interest in a separate joint venture with Steadfast to manage hotels. The new management joint venture took over management of the three-property portfolio of Tesoro® resorts upon its formation. This joint venture, which is a platform for further growth in Mexico, took over management of the three-property portfolio immediately upon its formation.

In August 2007, we entered a partnership with Premier Properties USA to build three hotels. We will operate all three properties upon the completion of construction and own a 15% equity interest in the partnership. Construction on the first hotel is expected to begin during the fourth quarter of 2007.

In September 2007, we, along with affiliates of Investcorp International, Inc., signed a definitive agreement to acquire the 321-room Hilton Seelbach Louisville in Kentucky, the 226-room Crowne Plaza Madison in Wisconsin and the 288-room Sheraton Columbia in Maryland from an affiliate of The Blackstone Group. The Hilton Seelbach and the Crowne Plaza Madison will be owned by a joint venture in which the Company will invest $4.7 million and hold a 15% equity interest.

As part of the overall transaction, we will acquire 100% of the third hotel, the Sheraton Columbia, for $46.5 million. We plan to invest $12 million in a comprehensive renovation of the property, including upgrades to all guest rooms and public spaces. We will finance the transaction with a combination of debt financing and cash on hand. The transaction is expected to close during the fourth quarter.

Increase in our Borrowing Capacity — In March 2007, we closed on our Credit Facility. The Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the Credit Facility, we borrowed $65.0 million under the term loan using a portion of it to pay off the remaining obligation under the old credit facility. In May 2007, we amended the Credit Facility to increase the available limit under our term loan and borrow an additional $50.0 million, increasing the total outstanding balance under our term loan to $115.0 million. The amendment also increased the availability under our revolving loan to $85.0 million. The proceeds from the additional $50.0 million of borrowings under our term loan were used to purchase the Westin Atlanta Airport. The Credit Facility provides for a total borrowing capacity of $200.0 million under the term loan and revolver, compared to $108.0 million under the previous credit facility. In addition, we have the ability to increase the revolving credit facility and/or term loan by up to $75.0 million, in the aggregate, by seeking additional commitments from lenders.

Turnover of Management Contracts — We continued to realize the effects of the significant number of hotel purchase and sale transactions in the real estate market, which reduced the number of properties we manage. We ceased managing 59 hotels during the first nine months of 2007 (two of which we purchased), including the loss of 22 properties owned by CNL Hotels & Resorts, Inc., which were sold as two portfolios. As a result, we were terminated as the manager of 17 of those properties and continue to manage five of these properties for the new owner as of September 30, 2007. In addition, Sunstone REIT sold seven hotels, which resulted in the termination of our management contracts for those properties.

During the first nine months of 2007, Blackstone sold 20 hotels, including the Hilton Houston Westchase and Westin Atlanta Airport, which we purchased in February 2007 and May 2007, respectively, and two hotels which we continued to manage as of September 30, 2007, for the new owners. We continued to manage 17 Blackstone properties at September 30, 2007, which accounted for $4.9 million in management fees for the nine months ended September 30, 2007. Termination fees due to us as of September 30, 2007 for hotels previously sold by Blackstone are $17.3 million (assuming Blackstone does not replace the lost management contracts).

In summary, the management fees earned for the 59 management contracts terminated in the first nine months of 2007 is as follows (in thousands):

	Number of		Number of	Nine Months	Nine Months
Owner Group	Properties		Rooms	Ended 9/30/2007	Ended 9/30/2006

Blackstone	18	(1)	5,122	$2,091	$4,262
Sunstone REIT	7		1,492	382	738
CNL	17		2,999	572	2,239
Others	17		2,926	667	1,517

Total	59		12,539	$3,712	$8,756

(1)	As we will no longer be recording management fees for the 297-room Hilton Houston Westchase and the 495-room Westin Atlanta Airport, we have included them in this analysis. In 2007, there were 16 Blackstone properties sold which we no longer own or manage.

We partially offset the loss of 11,747 rooms related to the 57 management contracts with the addition of 18 management contracts, totaling nearly 4,000 rooms.

Our goodwill is related to our hotel management segment. We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of our goodwill more frequently. During the nine months ended September 30, 2007, no significant management contract losses or other transactions and events occurred which were not already considered in our analysis during the fourth quarter of 2006. Based on this, we did not re-evaluate our goodwill for impairment in the third quarter of 2007. Our impairment analysis performed in the fourth quarter of 2006 assumed the net loss of 45 management contracts in 2007. We are in the process of budgeting hotel operations and the resulting management fees for 2008 and future periods, assessing industry conditions and trends, and evaluating the stability of our existing management contract portfolio and pipeline. This information and other information will serve as the basis for our annual goodwill impairment analysis to be performed in the fourth quarter.

In October 2007, Equity Inns completed the previously announced merger with an affiliate of Whitehall Street Global Real Estate Partnership 2007. As of September 30, 2007, we managed 38 properties for Equity Inns, consisting of 4,847 rooms. We continue to manage the 38 properties and notice has not been provided, nor any indication given, of the termination of the underlying management agreements for the 38 properties. We will continue to communicate with the new ownership as to its future plans concerning the management of the properties. The management contracts for the Equity Inns properties have minimal termination fee provisions. For the nine months ended September 30, 2007, we received approximately $2.0 million in management fees from the Equity Inns properties.

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

Results of Operations

Operating Statistics

Statistics related to our managed hotel properties (including wholly-owned hotels and hotels managed by affiliates):

	As of September 30,		Percent Change
	2007	2006	’07 vs. ’06

Hotel Management
Properties managed	184	233	(21.0)%
Number of rooms	42,435	52,617	(19.4)%
Hotel Ownership
Number of properties	6	3	100.0%
Number of rooms	1,755	655	167.9%

Hotels under management decreased by a net of 49 properties as of September 30, 2007, compared to September 30, 2006, due to the following:

•	We acquired 19 additional management contracts from various owners.

•	Blackstone/MeriStar sold 24 properties, seven properties of which we either purchased or were retained as manager by the new owners.

•	CNL sold 22 properties, five of which we continue to manage for the new owner.

•	Sunstone sold eight properties which we no longer manage.

•	31 other properties were sold by various other owners, five of which we continue to manage for the new owners.

The operating statistics related to our managed hotels, including wholly-owned hotels, on a same-store basis(1), were as follows:

	Three Months
	Ended September 30,		Percent Change
	2007	2006	’07 vs. ’06

Hotel Management
RevPar	$102.93	$94.32	9.1%
ADR	$133.30	$123.97	7.5%
Occupancy	77.2%	76.1%	1.4%

	Nine Months
	Ended September 30,		Percent Change
	2007	2006	’07 vs. ’06

Hotel Management
RevPar	$100.62	$92.42	8.9%
ADR	$133.20	$123.95	7.5%
Occupancy	75.5%	74.6%	1.2%

(1)	We present these operating statistics for the periods included in this report on a same-store basis. We define our same-store hotels as those which (i) are managed or owned by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the periods being reported. In addition, the operating results of hotels for which we no longer manage as of September 30, 2007, are not included in same-store hotel results for the periods presented herein. Of the 184 properties that we and our affiliates managed as of September 30, 2007, 178 properties have been classified as same-store hotels.

Three months ended September 30, 2007, compared to the three months ended September 30, 2006

Revenues

Revenue consisted of the following (in thousands):

	Three Months
	Ended September 30,		Percent Change
	2007	2006	’07 vs. ’06

Lodging	$20,628	$7,154	>100%
Management fees	9,634	14,066	(31.5)%
Termination fees	935	16,995	(94.5)%
Other	2,506	2,688	(6.8)%
Other revenue from managed properties	147,562	202,780	(27.2)%

Total revenue	$181,265	$243,683	(25.6)%

Lodging
The increase in lodging revenue is primarily due to the inclusion of $13.2 million in additional revenues during the three month period ended September 30, 2007 from the Hilton Arlington (acquired in October 2006), the Hilton Houston Westchase (acquired in February 2007), and the Westin Atlanta (acquired in May 2007). Combined RevPAR for the three other hotels which we owned for the full comparable periods increased 5.7%.

Management & termination fees
The decrease in management fee revenue is directly correlated to the loss of management properties over the past 12 months. Our average property count for the three month period ended September 30, 2007 decreased over 25% compared to the same period in 2006. In addition, these losses have been compounded as many of the properties have been full service properties, which on average, yield a higher management fee. We have been able to offset these losses by operational and economic gains and have recognized RevPAR growth of 9.1% at our managed properties quarter over quarter.

The decrease in termination fees is primarily due to the recognition of $15.1 million of termination fees from Blackstone during the third quarter of 2006, for management contracts terminated on, or before, October 1, 2006.

The composition of our management and termination fees by significant owner groups was as follows (in thousands):

	Number of
	Properties @		Three Months	Three Months
Owner Group	9/30/2007		Ended 9/30/2007	Ended 9/30/2006

MANAGEMENT FEES(1):
Blackstone	17		$1,518	$1,581
Sunstone REIT	30		2,304	2,083
Equity Inns REIT	38		720	480
CNL/Ashford	5		148	143
International	8		333	434
Other	77		4,502	4,769
Owned Hotels(3)	6		—	306

Hotels terminated during 2007			109	2,655
Hotels terminated during 2006			—	1,615

Total management fees	181	(2)	$9,634	$14,066

TERMINATION FEES:
Blackstone			$935	$16,217
Other			—	778

Total termination fees			$935	$16,995

(1)	We also expect to earn incentive fees related to the management portfolio. We record incentive management fees in the period that it is certain these fees will be earned, which for annual incentive fee measurements is typically in the last month of the annual contract year. At September 30, 2007, we recorded deferred revenue of $7.3 million related to the international properties and $2.2 million related to our other managed properties. During the fourth quarter of 2007, we estimate that we will recognize in excess of $19 million in incentive management fee revenue assuming operation conditions remain as expected.

(2)	We have omitted three properties managed by one of our joint venture affiliates as we do not directly record management fee revenue. Our percentage of the earnings are recorded as equity in earnings in our consolidated statement of operations.

(3)	Management fees for Hilton Westchase, Hilton Arlington and Westin Atlanta Airport are eliminated in our consolidated statement of operations for the periods in which we own the hotels but are included for periods in which we managed these hotels for a third party prior to our acquisition.

Other
Other revenues decreased $0.2 million primarily due to lower accounting fee revenue as a result of managing fewer properties. These decreases were offset by a slight increase in revenue from our purchasing and capital project management subsidiary.

Other revenue from managed properties
These amounts represent the reimbursement of payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. Our payments of these costs are recorded as “other expenses from managed properties.” The decrease of $55.2 million in other revenue from managed properties is primarily due to the decrease in the number of managed hotels and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months
	Ended September 30,		Percent Change
	2007	2006	’07 vs. ’06

Lodging	$14,675	$5,210	>100%
Administrative and general	13,598	14,199	(4.2)%
Depreciation and amortization	4,137	1,626	>100%
Asset impairments and write-offs	6	2,024	(99.7)%
Other expenses from managed properties	147,562	202,780	(27.2)%

Total operating expenses	$179,978	$225,839	(20.3)%

Lodging
The increase in lodging expense is primarily due to the inclusion of $9.4 million of expenses for the three month period ended September 30, 2007 from the Hilton Arlington, the Hilton Houston Westchase, and the Westin Atlanta Airport.

Administrative and general
These expenses consist of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses showed a decrease between periods, primarily due to a reduction in employee compensation of $0.5 million and expenses in our insurance subsidiary of $0.2 million.

Depreciation and amortization
We had a significant increase in depreciable assets due to the acquisition of the Hilton Arlington, the Hilton Houston Westchase, and the Westin Atlanta Airport which resulted in additional depreciation expense of $1.6 million. In addition, scheduled amortization expense for our management contracts increased by approximately $0.8 million as a result of revising the estimated economic lives of the management contracts for the remaining Blackstone properties to approximately four years, due to Blackstone’s plans to sell most of the portfolio within four years.

Asset impairments and write-offs
When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. For the three months ending September 30, 2006, $2.0 million of asset impairments were recorded as a result of the sale and subsequent termination of three Blackstone and 13 Sunstone properties.

Other expenses from managed properties
These amounts represent the payment of payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The decrease of $55.2 million in other expense from managed properties is primarily due to the decrease in the number of managed hotels and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Other Income and Expenses

The significant components of other income and expenses were as follows (in thousands):

	Three Months
	Ended September 30,		Percent Change
	2007	2006	’07 vs. ’06

Interest expense, net	$3,310	$1,683	96.7%
Equity in earnings of affiliates	563	4,745	(88.1)%
Income tax (benefit) expense	(654)	7,933	>(100)%
Minority interest expense	1	122	(99.2)%
Income from discontinued operations, net of tax	2,836	2,347	20.8%

Interest expense
Net interest expense increased quarter over quarter by $1.6 million due to an increase in our total debt outstanding. Specifically, interest expense related to our Credit Facility increased by $0.9 million due to additional borrowings during 2007. In addition, our mortgage interest expense for the three month period ended September 30, 2007 has increased by $0.6 million in comparison with the same period during the prior year, due to the acquisitions of the Hilton Arlington and the Hilton Houston Westchase, partially offset by the repayment of the Hilton Concord mortgage during the second quarter of 2007. The amortization of capitalized loan fees was $0.3 million and $0.2 million for the three month periods ended September 30, 2007 and 2006, respectively.

Equity in earnings of affiliates
The decrease is primarily due to a gain of approximately $4.5 million recognized during the third quarter of 2006 from the sale of the Sawgrass Marriott Resort & Spa, of which we held a 10% interest. Excluding the $4.5 million gain, our share of earnings from our joint ventures has increased $0.3 million during the three month period ended September 30, 2007, in comparison with the same period of 2006.

Income tax expense
The decrease in income tax expense is partially driven by the decrease in our income from continuing operations. In addition, due to a change in the tax law, there was a reduction in the annualized effective tax rate to 34% as of September 30, 2007 from the 38% as of September 30, 2006. Effective in 2007, certain tax credits are now allowed to be utilized during the current year and carried back to 2006 to offset alternative minimum tax paid. We had previously been carrying a valuation allowance for the anticipated amount which would have not been utilized prior to the change in the tax law. This valuation was removed in the third quarter causing additional tax benefit in the quarter. The quarterly tax expense includes the tax benefit recognized utilizing the 34% tax rate as well as the additional tax benefit from the removal of the valuation allowance recorded in the first two quarters on the tax credits.

Income from discontinued operations, net of tax
Income from discontinued operations for the three months ended September 30, 2007 was due to additional gain recognized with the settlement of working capital on the sale of BridgeStreet, which occurred in January 2007. The 2006 discontinued operations relate to the operations of BridgeStreet.

Nine months ended September 30, 2007, compared to nine months ended September 30, 2006

Revenues

Revenue consisted of the following (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2007	2006	’07 vs. ’06

Lodging	$52,325	$18,609	>100%
Management fees	32,683	46,416	(29.6)%
Termination fees	4,928	24,891	(80.2)%
Other	7,538	9,117	(17.3)%
Other revenue from managed properties	488,725	645,553	(24.3)%

Total revenue	$586,199	$744,586	(21.3)%

Lodging
The increase in lodging revenue is primarily due to the inclusion of $32.3 million in additional revenues during the nine month period ended September 30, 2007 from the Hilton Garden Inn Baton Rouge Airport (acquired in June 2006), the Hilton Arlington (acquired in October 2006), the Hilton Houston Westchase (acquired in February 2007), and the Westin Atlanta (acquired in May 2007). Combined RevPAR for the two other hotels which we owned for the full comparable periods increased 8.0%.

Management & termination fees
The decrease in management fee revenue is due in part to the non-recurrence of $3.2 million in business interruption proceeds that we received during the first quarter of 2006 associated with eight properties that were damaged or closed due to hurricanes in 2004. Excluding the one time payment of $3.2 million, management fees declined 24.4%, which is directly attributed to the decline in the number of properties under management. Our average property count for the nine month period ended September 30, 2007 decreased over 24% compared to the same period in 2006. In addition, these losses have been compounded as many of the properties have been full service properties which on average, yield a higher management fee. We have been able to partially offset these losses through operational and economic gains and have recognized RevPAR growth of 8.9% during the nine month period ended September 30, 2007, compared to the same period during the prior year. In addition, we continued to expand internationally during the first nine months of 2007 with the commencement of four additional international management agreements, including our first in Ireland and Belgium. We also opened our first international office in Moscow to capitalize on the potential growth in the international markets.

The decrease in termination fees is primarily due to the recognition of $15.1 million of termination fees from Blackstone during the third quarter of 2006 for management contracts terminated on, or before, October 1, 2006. During the first quarter of 2006, we also received one-time termination fees of $4.1 million from MeriStar due to its sale of ten properties. Termination fees for the nine months ended September 30, 2007 primarily relate to the recognition of $3.9 million of fees related to the termination of properties managed for Blackstone and $1.0 million related to the loss of other management contracts.

The composition of our management and termination fees by significant owner groups was as follows (in thousands):

	Number of
	Properties @		Nine Months	Nine Months
Owner Group	9/30/2007		Ended 9/30/2007	Ended 9/30/2006

MANAGEMENT FEES(1):
Blackstone	17		$4,891	$4,882
Sunstone REIT	30		6,575	5,888
Equity Inns REIT	38		1,984	1,355
CNL/Ashford	5		442	423
International	8		910	1,290
Other	77		14,169	13,002
Owned Hotels(3)	6		300	992

Hotels terminated during 2007			3,412	8,369
Hotels terminated during 2006			—	7,020
Business interruption proceeds			—	3,195

Total management fees	181	(2)	$32,683	$46,416

TERMINATION FEES:
Blackstone			$3,928	$23,489
Sunstone REIT			215	—
Other			785	1,402

Total termination fees			$4,928	$24,891

(1)	We also expect to earn incentive fees related to the management portfolio. We record incentive management fees in the period that it is certain these fees will be earned, which for annual incentive fee measurements is typically in the last month of the annual contract year. At September 30, 2007, we recorded deferred revenue of $7.3 million related to the international properties and $2.2 million related to our other managed properties. During the fourth quarter of 2007, we estimate that we will recognize in excess of $19 million in incentive management fee revenue assuming operation conditions remain as expected.

(2)	We have omitted three properties managed by one of our joint venture affiliates as we do not directly record management fee revenue. Our percentage of the earnings are recorded as equity in earnings in our consolidated statement of operations.

(3)	Management fees for Hilton Westchase, Hilton Arlington and Westin Atlanta Airport are eliminated in our consolidated statement of operations for the periods in which we own the hotels but are included for periods in which we managed these hotels for a third party prior to our acquisition.

Other
Other revenues decreased $1.6 million due to a decrease in operating activity generated by our purchasing and capital project management subsidiary and our accounting fees as a result of managing fewer properties.

Other revenue from managed properties
These amounts represent the reimbursement of payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. Our payments of these costs are recorded as “other expenses from managed properties.” The decrease of $156.8 million in other revenue from managed properties is primarily due to the decrease in the number of managed hotels and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Operating Expenses

Operating expenses consisted of the following (In thousands):

	Nine months
	ended September 30,		Percent Change
	2007	2006	’07 vs. ’06

Lodging	$36,714	$13,670	>100%
Administrative and general	41,488	43,229	(4.0)%
Depreciation and amortization	11,114	4,715	>100%
Asset impairments and write-offs	1,161	10,666	(89.1)%
Other expenses from managed properties	488,725	645,553	(24.3)%

Total operating expenses	$579,202	$717,833	(19.3)%

Lodging
The increase in lodging expense is primarily due to the inclusion of $22.5 million in additional expense during the nine month period ended September 30, 2007 from the Hilton Garden Inn Baton Rouge Airport, the Hilton Arlington, the Hilton Houston Westchase, and the Westin Atlanta.

Administrative and general
These expenses consist of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses decreased between periods primarily due to a continued reduction in employee compensation of $1.4 million as average headcount was lower. In addition, we realized a reduction in expenses of $1.0 million related to our insurance subsidiary due to lower claims. These savings are partially offset by an increase in several administrative and general expenses including severance and deal related costs.

Depreciation and amortization
We had a significant increase in depreciable assets during the nine month period ended September 30, 2007 in comparison with the same period of the prior year due to the acquisition of the Hilton Garden Inn Baton Rouge Airport, the Hilton Arlington, the Hilton Houston Westchase, and the Westin Atlanta Airport; all of which contributed to additional depreciation expense of $3.8 million. In addition, scheduled amortization expense for our management contracts increased by approximately $2.4 million as a result of revising the estimated economic lives of the management contracts for the remaining Blackstone properties to approximately four years, due to Blackstone’s plans to sell most of the portfolio within four years.

Asset impairments and write-offs
When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated or if any remaining management contract costs should be impaired. For the nine months ended September 30, 2007, we recognized impairment losses of $1.2 million, related specifically to 14 properties that were sold in 2007. For the nine months ended September 30, 2006, $8.3 million of asset impairments were recorded related to the sale of 18 MeriStar properties, $1.4 million in connection with three Blackstone terminated management contracts and $0.7 million associated with 14 properties sold by Sunstone.

Other expenses from managed properties
These amounts represent the payment of payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. The decrease of $156.8 million in other expense from managed properties is primarily due to the decrease in the number of managed hotels and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Other Income and Expenses

The significant components of other income and expenses were as follows (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2007	2006	’07 vs. ’06

Interest expense, net	$8,162	$4,777	70.9%
Equity in earnings of affiliates	1,818	4,311	(57.8)%
Income tax expense	201	10,213	(98.0)%
Minority interest expense	63	171	(63.2)%
Income from discontinued operations, net of tax	20,444	3,050	>100%

Interest expense
Net interest expense for the nine months ended September 30, 2007 increased over the same period during the prior year by $3.4 million due to an increase in our total debt outstanding. Specifically, interest expense related to our Credit Facility increased by $0.7 million due to additional borrowings during 2007. In addition, our mortgage interest expense for the nine month period ended September 30, 2007 increased by $2.1 million in comparison with the same period during the prior year, due to the acquisitions of the Hilton Arlington and the Hilton Houston Westchase, offset by the repayment of the Hilton Concord mortgage during the second quarter of 2007. The amortization of capitalized loan fees was $1.4 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Equity in earnings of affiliates
The decrease is primarily due to a gain of approximately $4.5 million recognized during the third quarter of 2006 from the sale of our 10.0% interest in the joint venture that owned the Sawgrass Marriott Resort & Spa. During the second quarter of 2007, we recognized an additional $0.6 million gain related to the settlement of working capital and other purchase price true-ups from this sale. Excluding items related to the sale of the Sawgrass Marriott Resort & Spa, our equity in the earning of our affiliates increased $1.4 million for the nine month period ended September 30, 2007 over the prior year partially due to the sale of one of our joint ventures in which our share of losses for the first nine months of 2006 was $0.5 million. In addition, we have recorded $0.7 million of earnings in 2007 related to our new investment in the Sawgrass Marriott Resort & Spa, an increase of $0.5 million over the same period in the prior year.

Income tax expense
The decrease in income tax expense is partially driven by the decrease in our income from continuing operations. In addition, due to a change in the tax law, there was a reduction in the effective tax rate to 34% in 2007 from the 39% in 2006. Effective in 2007, certain tax credits are now allowed to be utilized during the current year and carried back to 2006 to offset alternative minimum tax paid. We had previously been carrying a valuation allowance for the anticipated amount which would have not been utilized prior to the change in the tax law. This valuation was removed in the third quarter causing the reduction in our effective tax rate.

Income from discontinued operations, net of tax
Discontinued operations represents the operations of our corporate housing subsidiary (disposed in January 2007) and the gain on sale of this subsidiary of $20.5 million. The disposition of our corporate housing subsidiary triggered the recognition of significant differences in the carrying values between tax basis and GAAP basis. As the tax basis was significantly higher, there was a loss realized for tax purposes compared to the $20.5 million gain recognized in our statement of operations for the nine month period ended September 30, 2007.

In September 2005, we sold Pittsburgh Airport Residence Inn by Marriott. We recognized an additional net gain on sale of $0.2 million in the second quarter of 2007, related to finalizing the working capital cutoff and costs associated with the transaction.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2007	2006	’07 vs. ’06

Cash provided by operating activities	$21,988	$29,797	(26.2)%
Cash used in investing activities	110,168	20,527	>100%
Cash provided by (used in) financing activities	84,684	(10,060)	>100%
Working capital (deficit)	(13,472)	3,543	>(100)%
Cash interest expense	8,185	5,564	47.1%
Debt balance	171,950	71,302	>100%

Operating Activities

The decrease in cash provided by operating activities is primarily due to marginal changes in certain working capital assets and liabilities, after consideration of non-cash income and expense items including increased depreciation and amortization, offset by decreases in asset impairment and write-offs . This decrease in cash provided by operating activities was partially offset by a change in net income, which increased by $1.9 million, after adjusting for the $20.5 million gain on sale of our corporate housing subsidiary, as well as the decrease in accounts receivable of $20.5 million due to collections of termination fees primarily from Blackstone.

Investing Activities

The major components of the increase in cash used in investing activities in 2007 compared to 2006 were:

•	The purchase of two wholly-owned properties in 2007 compared to one in 2006. In February 2007, we purchased the Hilton Houston Westchase for $51.9 million followed by the purchase of the Westin Atlanta Airport in May 2007 for $76.1 million and a $2.0 million deposit associated with the future purchase of the Sheraton Columbia. In 2006, we purchased the Hilton Garden Inn Baton Rouge for $14.5 million.

•	In 2007, we invested a total of $3.0 million in joint ventures and advanced $5.7 million in the form of a convertible debt instrument in an entity owned by Steadfast to acquire a 15% interest in a joint venture. We received non-operating distributions totaling $3.2 million from four joint ventures. In 2006, we invested $13.0 million in four new joint ventures and made an additional contribution to existing joint ventures of $0.2 million. We received a distribution of $15.3 million from the sale of the Sawgrass Marriott Resort & Spa and $0.5 million from our Doral Tesoro joint venture. Distributions which are a return of our investment in the joint venture are recorded as investing cash flows while distributions which are a return on our investment are recorded as operating cash flows.

•	We spent an additional $1.2 million on property and equipment during the nine month period ended September 30, 2007, which is primarily related to improvements at our owned hotels and for general corporate purposes.

•	The cash expenditures above were offset by proceeds of $36.0 million from the sale of our corporate housing subsidiary.

Financing Activities

The increase in cash provided by financing activities is primarily due to net borrowings on long-term debt of $87.7 million during 2007, compared to net repayments on long-term debt of $13.8 million during 2006. Borrowings in 2007 are primarily related to the $32.8 million and $50.0 million used for the purchase of the Hilton Westchase and Westin Atlanta Airport, respectively. Repayments of principal in 2007 were made from cash provided by operating activities.

We incurred total financing fees of $3.3 million in connection with the Credit Facility entered in March 2007 and the amendment to the Credit Facility in May 2007. In addition, we received proceeds of $0.2 million during 2007 in connection with the issuance of common stock related to equity based compensation, compared to $2.8 million during 2006.

Liquidity

Liquidity Requirements — Our known short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, capital improvements at our owned hotels and costs associated with potential acquisitions and continuing our growth strategy. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of September 30, 2007, we were in compliance with all financial covenants under our Credit Facility.

We continue to implement our growth strategy, which involves the acquisition of whole ownership and joint venture interests in hotel properties. In February 2007, we acquired our fifth wholly-owned property, the Hilton Houston Westchase. We financed the purchase through a $32.8 million, non-recourse mortgage loan. In May 2007, we acquired our sixth wholly-owned property, the Westin Atlanta Airport. We financed the acquisition through cash on hand and borrowings of $50.0 million from our amended Credit Facility. In September 2007, we signed a purchase and sale agreement to acquire our seventh wholly-owned property, the Sheraton Columbia. We expect to finance the acquisition through a combination of debt financing and cash on hand. Joint ventures also continue to play a strategic and vital role in the continued growth strategy of the Company. During the first nine months of 2007, we have invested $8.7 million in seven joint ventures.

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

Senior Credit Facility — In March 2007, we closed on our new $125.0 million Credit Facility. The new Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the new Credit Facility, we borrowed $65.0 million under the term loan and used a portion of those proceeds to pay off the remaining obligation under the old credit facility. In connection with the purchase of the Westin Atlanta Airport in May 2007, we amended the Credit Facility. The amendment increased our total borrowing capacity to $200.0 million, consisting of a $115.0 term loan and a $85.0 million revolving credit facility. As of September 30, 2007, all $85.0 million of capacity was available to us for borrowing. In addition, we have the ability to increase the revolving credit facility and/or term loan by up to $75.0 million, in the aggregate, by seeking additional commitments from lenders. Under the amended Credit Facility, we are required to make quarterly payments on the term loan of approximately $0.3 million.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of September 30, 2007, based on those financial tests, borrowings under the term and revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 7.88% per annum). We incurred interest expense of $2.5 million and $5.2 million on the senior credit facilities for the three and nine months ended September 30, 2007, respectively, and $1.6 million and $4.5 million for the three and nine months ended September 30, 2006, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. As of September 30, 2007, we were in compliance with all of these covenants.

Mortgage Debt — The following table summarizes our mortgage debt as of September 30, 2007:

				Interest Rate as of
	Principal	Maturity	Spread Over	September 30,
	Amount	Date(1)	30-Day LIBOR	2007

Hilton Arlington	$24.7 million	November 2009	135 bps	7.2%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	7.2%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

In April 2007, we repaid, in full, $19.0 million of mortgage debt relating to the Hilton Concord. Due to the structure of the loan agreement, we incurred no prepayment penalties in connection with the early repayment.

We incurred interest expense related to our mortgage loans of $1.0 million and $3.1 million for the three and nine months ended September 30, 2007, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2006, respectively. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1% is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made in the third year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

In February 2007, we entered into an interest rate cap agreement in connection with the purchase of the Hilton Houston Westchase. The $32.8 million, three-year interest rate cap agreement is designed to protect against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 7.25% and is scheduled to mature on February 9, 2010. In April 2007, we repaid the Hilton Concord $19.0 million mortgage loan and have cancelled the related interest rate cap agreement. The 30-day LIBOR rate, upon which our debt and interest rate cap agreements are based on, increased from 5.3% per annum, as of December 31, 2006, to 5.4% per annum, as of September 30, 2007.

Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $0.4 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and by $1.0 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

(a) Exhibits

Exhibit No.		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3	.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated September 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2002).
3	.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3	.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2		By-laws of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3	.2.1	Amendment to the By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8- A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.2		Preferred Share Purchase Rights Agreement, dated July 23,1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4	.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4	.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3		Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-l/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
10	.8*	Agreement of Purchase and Sale between MeriStar Columbia Owner SPE, LLC, MeriStar Seelbach SPE, LLC, Madison Motel Associates, LLP, affiliates of The Blackstone Group, and Interstate Columbia, LLC, an affiliate of Interstate Hotels & Resorts, Inc., and IHR Invest Hospitality Holdings, LLC, dated September 12, 2007, for the purchase of the Sheraton Columbia, the Hilton Seelbach, and the Crowne Plaza Madison.
31	.1*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31	.2*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32	*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

By:	/s/ Denis S. McCarthy
     Denis S. McCarthy
  Chief Accounting Officer

Dated: November 8, 2007