Form 10-K
period 2007-12-31
INTERSTATE HOTELS & RESORTS INC
filed 2008-03-17
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007

Commission File Number 1-14331
Interstate Hotels & Resorts, Inc.

Delaware	52-2101815
(State of Incorporation)	(IRS Employer Identification No.)

4501 North Fairfax Drive, Ste 500
Arlington, VA 22203
703-387-3100
www.ihrco.com
This Form 10-K can be accessed at no charge through above Web site.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share and purchase rights for Series A Junior Participating Preferred Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐ Yes  ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was $112,573,643 (based on the closing sale price of $5.22 on June 29, 2007 as reported by the New York Stock Exchange). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that such person is an “affiliate” of the registrant. The number of shares of common stock outstanding at February 27, 2008 was 31,702,017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III. We expect to file our proxy statement on or about April 21, 2008.

INTERSTATE HOTELS & RESORTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2007

PART I

ITEM 1.	BUSINESS

Overview

We are a leading hotel real estate investor and the nation’s largest independent operator, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable segment, corporate housing, was disposed of on January 26, 2007, with the sale of BridgeStreet Corporate Housing Worldwide, Inc. and its affiliated subsidiaries, which we refer to as “BridgeStreet.” Each segment is reviewed and evaluated by the company’s senior management. For financial information about each segment, see Note 10 to our consolidated financial statements.

Our hotel ownership segment includes our wholly-owned hotels and our minority interest, joint venture investments in hotel properties. Hotel ownership allows us to participate in the potential asset appreciation of the hotel properties, and as of December 31, 2007, we owned seven hotels and held non-controlling equity interests in 17 joint ventures, which own or hold ownership interests in 22 of our managed properties. We manage all of the properties that are part of our hotel ownership segment.

In our hotel management segment, we generate revenues from fees we receive for managing a portfolio of upscale, full-service and premium, select-service hospitality properties. We also generate revenues by providing specialized ancillary services in the hotel, resort, conference center and golf markets, which include insurance and risk management placed through a licensed broker, purchasing and project management, information technology and telecommunications, and centralized accounting functions.

As of December 31, 2007, we and our affiliates managed 191 hotel properties with 42,620 rooms and five ancillary service centers (which consist of a convention center, conference center, spa facility and two laundry centers), in 36 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland. Our portfolio of managed properties is diversified by location/market, franchise and brand affiliations, and ownership group. We manage hotels represented by nearly 30 franchise and brand affiliations in addition to managing 15 independent hotels. Our managed hotels are owned by more than 60 different ownership groups, including individual investors, institutional investors, investment funds, such as Cornerstone Real Estate, private equity firms, such as The Blackstone Group, and public real estate investment trusts, or “REITs”, such as Sunstone Hotel Investors, Inc.

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

Business Strategy
Throughout 2007, we focused on the execution of our business strategy by continuing to build a portfolio of quality management contracts and investing in hotels through joint ventures and selective whole-ownership. With the disposition of our corporate housing business, management was able to focus solely on the hotel industry. We believe this strategic focus will enhance our overall long-term growth by allowing us to deploy all of our resources and expertise to our core area of operations. Our overall strategy to grow our core business in the hotel industry is to recruit and maintain a high quality management team, follow a disciplined investment philosophy, and provide “best in class” service to our customers and owner groups. We believe this strategy will, in turn, provide strong long-term growth opportunities for our stockholders.

Hotel Ownership

In 2005, we began our expansion into hotel real estate with our purchase of the 331-room Hilton Concord, located in the East Bay area of San Francisco, California and the 195-room Hilton Durham, near Duke University, both of which are full-service hotels. In 2006, we purchased the 131-room Hilton Garden Inn Baton Rouge, a select-service hotel in Louisiana and the 308-room Hilton Arlington, a full-service hotel in Texas. In 2007, we acquired the 297-room Hilton Houston Westchase, the 495-room Westin Atlanta Airport and the 288-room Sheraton Columbia in Maryland, all full-service hotels.

We believe making investments in hotels through joint ventures and selective whole-ownership is a key component to our strategic growth. As of December 31, 2007, we owned six full-service hotels and one select-service hotel, and held non-controlling equity interests in 17 joint ventures, 12 of which own 22 hotels located throughout the United States and Mexico. As of December 31, 2007, we held investments in two joint ventures currently developing five hotels, one joint venture which manages three hotels in Mexico. We also have made investments in two joint ventures which as of February 27, 2008, had purchased 26 hotel properties.

The following table provides information relating to our joint venture investments as of December 31, 2007:

	Number	Our Equity
Name	of Rooms	Participation

Joint Venture Investments:
CNL IHC Partners, L.P.		15.0%
Courtyard Hartford/Manchester	90
Hampton Inn Houston Galleria	176
Residence Inn Hartford/Manchester	96
RQB Resort/Development Investors, LLC(1)		10.0%
Sawgrass Marriott Resort and Spa	508
CapStar Hallmark Company LLC		50.0%
Crowne Plaza St. Louis Riverfront	440
Campus Associates, L.P.		12.5%
Nathan Hale Inn & Conference Center	99
Amitel Holdings, LLC		15.0%
Residence Inn Beachwood	174
Residence Inn Cleveland Airport	158
Residence Inn Cleveland Downtown	175
Residence Inn Independence	118
Residence Inn Mentor	96
Residence Inn Westlake	104
True North Tesoro Property Partners, L.P.		15.9%
Doral Tesoro Hotel & Golf Club	286
Cameron S-Sixteen Hospitality, LLC		10.9%
Hotel 43 (formerly the Statehouse Inn)	112
Cameron S-Sixteen Broadway, LLC		15.7%
Boise Courtyard by Marriott	162

	Number	Our Equity
Name	of Rooms	Participation

Middletown Hotel Associates, L.P.		12.5%
Inn at Middletown	100
Cross Keys Hotel Partners, LLC		15.0%
Radisson Hotel Cross Keys	147
Steadfast Mexico, LLC		15.0%
Tesoro Cabo San Lucas	286
Tesoro Ixtapa	200
Tesoro Manzanillo	331
IHR/Steadfast Hospitality Management, LLC(2)	—-	50.0%
IHR Invest Hospitality Holdings, LLC		15.0%
Crowne Plaza Madison	226
Hilton Seelbach Louisville	321
IHR Greenbuck Hotel Venture, LLC(3)	—	15.0%
IHR/PR Investments, LLC(3)	—	15.0%
Harte IHR joint venture(4)	—	20.0%
Budget Portfolio Properties, LLC(5)	—	10.0%

Total Hotel Rooms — Joint Venture Investments	4,405

(1)	Investment is in the form of preferred equity; our share of equity in the joint venture is limited to a 10% annual return of our initial investment.

(2)	Room number is not listed as this joint venture owns a management company.

(3)	Room number is not listed as this joint venture is in the process of developing hotels.

(4)	The structure of this joint venture includes 10 legal entities which compose our 20% interest. The joint venture closed on the purchase of four properties in February 2008.

(5)	Joint venture closed on the purchase of 22 properties in February 2008.

Early in 2008, two of our joint ventures acquired a total of 26 hotel properties. One of the joint ventures owns four full-service properties, three of which we previously managed. The second joint venture owns 22 select-service properties, which are additions to our portfolio of managed properties and offer a strong opportunity for growth through strategic repositioning with minimal renovation or transition costs.

In February 2008, we realized the successful completion of a joint venture investment cycle when our joint venture that owned the Doral Tesoro Hotel & Golf Club, located in Dallas, Texas, sold the hotel. We expect to recognize a gain in excess of $2.0 million related to the sale. Proceeds from the sale of the hotel will be redeployed through additional investment opportunities during 2008. This transaction highlights the upside and success we believe exists through our joint venture investments which range from 10% to 50%. These strategic partnerships and investments enable us to secure longer term management contracts, further align our interests in the hotels that we manage with those of the majority owners and provide us the opportunity to participate in the potential asset appreciation of these properties. We pursue whole-ownership opportunities when we believe our knowledge of the hotel, or the market in which it operates, will allow us to significantly increase the current value of the hotel. We accomplish this by making prudent capital improvements to the hotel and implementing our management strategies.

Our plan is to continue to expand our portfolio of real estate investments through the selective whole and joint venture ownership opportunities of hotels, resorts and conference centers. Our joint venture investment strategy is designed, in part, to secure additional full-service and select-service management contracts. We attempt to identify properties that are promising acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through our vast network of industry contacts, coupled with our due diligence process, we seek to select those acquisition targets where we believe that selected capital improvements and focused management will increase the property’s ability to attract key demand segments, demonstrate better financial performance, and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and planned operation. These plans serve as the basis for our expansion decisions and guide subsequent renovation and operating plans.

We seek to invest in properties that meet the following market and hotel criteria:

General Market Criteria

•	Economic Growth — We focus on metropolitan areas or resort destinations that are approaching, or have already entered, periods of economic growth. Such areas generally show above average growth in the business community as measured by job creation rates, population growth rates, tourism and convention activity, airport traffic volume, local commercial real estate occupancy, and retail sales volume. Markets that exhibit above average growth in these metrics typically have strong demand for hotel facilities and services.

•	Supply Constraints — We seek lodging markets with favorable supply dynamics. These dynamics include an absence of significant new hotel development, barriers to future development such as zoning constraints, the need to undergo lengthy local development approval processes and a limited number of suitable sites.

•	Geographic Diversification — We seek to maintain a geographically diverse portfolio of properties to reduce the effects of regional economic cycles. We will continue our efforts to expand into international markets as opportunities arise that meet our investment criteria.

Specific Hotel Criteria

•	Location and Market Appeal — We seek to invest in hotels and resorts situated near both business and leisure centers that generate a broad base of demand for hotel accommodations and facilities. These demand generators include airports, convention centers, business parks, shopping centers and other retail areas, sports arenas and stadiums, major highways, tourist destinations, major universities and cultural and entertainment lifestyle centers with nightlife and restaurants. The confluence of nearby business and leisure centers will enable us to attract both weekday business travelers and weekend leisure guests. Attracting a balanced mix of business, group and leisure guests to the hotels helps to maintain stable occupancy rates and high average daily rates or “ADR”.

•	Size and Facilities — We seek to invest in additional select-service hotels with 100 to 200 guest rooms and full-service hotels and resorts with 200 to 500 guest rooms which include accommodations and facilities that are, or can be made, attractive to key demand segments such as business, group and leisure travelers. These facilities typically include upscale guest rooms, food and beverage facilities, extensive meeting and banquet space and amenities such as health clubs and swimming pools.

•	Potential Performance Improvements — We target under-performing hotels where intensive management and selective capital improvements can increase revenue and cash flow. These hotels represent opportunities to improve property performance by implementing our systematic management approach and targeted renovations.

•	Return on Investment Opportunities — We give consideration to opportunities which would allow us to enhance a property’s overall performance through expansion and new development.

We expect that our reputation as a leading hotel and hospitality manager combined with our relationships throughout the lodging industry will continue to provide us with a competitive advantage in identifying, evaluating and investing in hotels that meet our criteria. We have a record of successfully managing the renovation and repositioning of hotels in situations with varying levels of service, room rates and market types. We plan to continue to manage such renovation and repositioning programs as we invest in hotels, resorts and conference centers.

Asset Management

We believe we can maximize the value of our hotel portfolio through aggressive asset management. We continue to evaluate key performance indicators against established benchmarks and historical performance to ensure that an appropriate level of assistance is provided to our managers to maximize opportunities and value for each of our owned and managed owned assets. Areas of focus include enhancing revenue management for rooms, food and beverage and other services, reducing operating and overhead expenses and identifying operating efficiencies through the benchmarking process, all of which improve the long-term profitability of the hotel. We also continuously focus on the guest satisfaction measurement process to ensure that we maintain a balance of profitability and guest satisfaction, further enhancing the long-term asset value of our portfolio.

Our asset management and development professionals work closely with our managers in overseeing capital expenditure budgets to ensure that our hotels are in good physical condition, highly competitive in the market and compliant with brand standards. We also work with our managers to ensure that renewal and replacement expenditures are efficiently spent to maximize the profitability of the hotel. In addition, we pursue opportunities to enhance asset value by completing selective capital improvements outside the scope of the typical renewal and replacement capital expenditures. These capital improvements may include converting under-utilized space to alternative uses, building additional guest rooms, recreational facilities, meeting space or exhibit halls, and installing energy management systems and increasing energy efficiency wherever possible. When appropriate, we also consider the complete repositioning of a hotel in a given market, which often includes a complete renovation of guest rooms, meeting rooms and public space modifications, and can also include a change in brand and name.

Hotel Management

Our portfolio of managed properties is diversified by location/market, franchise and brand affiliations, and ownership group. The hotels managed by us and our affiliates are primarily located throughout the United States, including most major metropolitan areas and rapidly growing secondary cities. We and our affiliates also manage eleven international hotels, including five in Russia, three in Mexico and one each in Canada, Belgium and Ireland. In addition to geographic and market diversity, our managed hotels represent nearly 30 nationally and internationally recognized brand names including Marriott, Hilton, Sheraton, Westin, Renaissance, Radisson, Doubletree, Embassy Suites, Wyndham, and Hampton Inn, as well as 15 independent hotels. Our managed hotels are owned by more than 60 different ownership groups, including individual investors, institutional investors, investment funds, such as Cornerstone Real Estate, private equity firms, such as The Blackstone Group, and public real estate investment trusts, or “REITS”, such as Sunstone Hotel Investors, Inc.

We manage properties and provide related management services primarily within the upscale and mid-priced full-service sectors and the premium select-service sector. We believe the combination of these sectors provides us with a balanced mix of managed assets. The two sectors attract a wide variety of potential customers, including both business and leisure travelers. Our size, as the largest independent manager of hotels in the nation, allows us to provide systems and services to owners on a broad scale, capitalizing on the extensive experience of our corporate operations, sales and support personnel. We believe our independence from any one brand provides us the opportunity to be more flexible operationally and to have our interests more closely aligned with those of the owners of the hotels for which we manage.

Our principal operating objectives in our hotel management segment are to generate higher revenue per available room, or RevPAR, control costs and increase the net operating income of the hotels we manage, while providing our guests with high-quality service and value. We believe that skilled management is the most critical element in maximizing revenue and cash flow in hotel properties. Our senior hotel management team has successfully managed hotels in all sectors of the lodging industry. We attribute our management success to our ability to analyze each hotel as a unique property and to identify specific opportunities for RevPAR growth, as well as cash flow growth, available at each hotel. The challenging operating cycles that the hospitality industry encounters make our breadth and depth of experience and application of sound strategies even more valuable to the owners of the hotels we manage.

Our corporate office associates implement financing and investment activities and provide services to support and monitor our on-site hotel operations and executives. Each of our disciplines, including hotel operations, sales and marketing, human resources, food and beverage, technical services, information technology, development, risk management, legal and corporate finance, is staffed by an experienced team with significant expertise in their respective area. These departments support the hotel executives in their day-to-day activities by providing online, real-time financial reporting and review; accounting and budgeting services; sales and revenue management; cost controls; property management tools and other resources that we create, maintain and deliver efficiently and effectively using our centralized corporate office resources.

Key elements of our management programs include the following:

•	Comprehensive Budgeting and Monitoring — Our operating strategy begins with an integrated budget planning process. The budget is implemented by individual property-based managers and monitored by our corporate office. Our corporate office personnel work with the property-based managers to set targets for cost and revenue categories at each of the properties. These targets are based on historical operating performance, planned renovations, planned targeted marketing, operational efficiencies, forecasted economic indicators and local market conditions. Through effective and timely use of our comprehensive online, real-time financial information and reporting systems, we are able to monitor actual performance efficiently. As a result, we can rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to maximize revenue yield.

•	Targeted Sales and Marketing — We employ a systematic approach toward identifying and targeting demand segments for each property in order to maximize market penetration. Our corporate office team and our property-based managers divide these segments into smaller sub-segments and develop tailored marketing plans to drive market penetration in each sub-segment. We support each property’s local sales efforts with corporate office sales executives who develop and implement new marketing programs, and monitor and respond to specific market needs and preferences. We use revenue yield management systems to manage each property’s use of the various distribution channels in the lodging industry. Those channels include franchisor reservation systems and toll-free numbers, websites, travel agent and airline global distribution systems, corporate travel offices and office managers and convention and visitor bureaus. Our controlled access to these channels enables us to maximize revenue yields on a day-to-day basis. We recruit sales teams locally and their incentive-based compensation is based on revenue produced.

•	Strategic Capital Improvements — We, together with the owners of the properties we manage, plan renovations primarily to enhance a property’s appeal to targeted market segments. These improvements are designed to attract new customers and generate increased revenue and cash flow as well as ensure compliance with brand standards imposed by the hotel brands associated with our managed hotels. For example, in many of our properties, the banquet and meeting spaces have been renovated, and guest rooms have been upgraded with high speed internet access and comfortable work spaces to better accommodate the needs of business travelers so we can increase ADR. We base recommendations on capital spending decisions on both strategic needs and potential rate of return on a given capital investment. While we provide project management services for many capital improvement projects through our purchasing, construction and design subsidiary, the owners of the properties are responsible for funding capital expenditures.

•	Strategic Use of Brand Names — We believe the selection of an appropriate franchise brand is essential in positioning a hotel property optimally within its local market. We select for the properties we own, or work with the owner to select for the properties we manage, brands based on local market factors such as local presence of the franchisor, brand recognition, target demographics and efficiencies offered by franchisors. We believe our solid relationships with all of the major hotel franchisors place us in a favorable position when dealing with those franchisors and allow us to assist our owners in negotiating favorable franchise agreements with franchisors. We believe our ability to acquire additional management contracts will further strengthen our relationships with franchisors. While we provide market analysis and other strategic support data, the owners of the properties are responsible for deciding upon and implementing a specific brand.

The following chart summarizes information on the national franchise affiliations of the properties we and our affiliates managed as of December 31, 2007:

	Guest		% of
Franchise	Rooms	Hotels	Rooms

Marriott®	6,190	21	14.5%
Residence Inn by Marriott®	3,912	27	9.2%
Hilton®	3,818	13	9.0%
Hampton Inn®	3,815	29	9.0%
Sheraton®	2,978	9	7.0%
Crowne Plaza®	2,318	7	5.4%
Courtyard by Marriott®	2,051	13	4.8%

	Guest		% of
Franchise	Rooms	Hotels	Rooms

Westin®	2,049	3	4.8%
Holiday Inn®	1,885	7	4.4%
Doubletree®	1,457	4	3.4%
Hilton Garden Inn®	981	7	2.3%
Radisson®	954	3	2.2%
Embassy Suites®	834	3	1.9%
Tesoro Resorts ®	817	3	1.9%
Wyndham®	786	2	1.8%
Homewood Suites®	736	5	1.7%
Doral®	571	2	1.3%
Renaissance®	548	1	1.3%
Best Western®	428	3	1.0%
Holiday Inn Express®	358	3	0.9%
Comfort Inn®	357	3	0.9%
Economy Inn and Suites®	271	1	0.7%
Holiday Inn Select®	189	1	0.5%
Country Inn and Suites®	162	1	0.4%
Ramada Inn®	161	1	0.4%
Four Points by Sheraton®	158	1	0.4%
Staybridge Suites®	108	1	0.2%
Quality Inn®	91	1	0.2%
Fairfield Inn by Marriott®	90	1	0.2%

Total — Franchise Affiliations	39,073	176	91.7%
Independent	3,547	15	8.3%

Total	42,620	191	100.0%

•	Emphasis on Food and Beverage — We believe popular food and beverage concepts are a critical component in the overall success of a full-service hospitality property. We utilize the corporate resources of our food and beverage operations to create programs which generate local awareness of our hotel facilities, to improve the profitability of our hotel operations, and to enhance customer satisfaction. We are committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. We operate several renown proprietary restaurant concepts such as “The Oakroom,” a locally renowned restaurant at The Seelbach Hilton, located in Louisville, KY. We have also successfully placed national food franchises such as the Regatta Restaurant & Bar®, Pizza Hut®, Starbuck’s Coffee® and TCBY® in several of our hotels. We believe popular food concepts will strengthen our ability to attract business travelers and group meetings and improve the name recognition of our properties.

•	Commitment to Service and Value — We are dedicated to providing consistent, exceptional service and value to our customers. We place significant corporate attention on maintaining guest satisfaction scores in accordance with the standards of the various brands, so our scores are consistently above relevant standards. We conduct employee training programs to ensure high-quality, personalized service. We have created and implemented programs to ensure the effectiveness and uniformity of our employee training through our centralized human resources department at our corporate office. Our practice of tracking customer comments through guest comment cards, and the direct solicitation of guest opinions regarding specific items, allows us to target investments in services and amenities at each hotel across our portfolio. Our focus on these areas has enabled us to attract business.

•	Purchasing — We have invested extensive resources to create efficient purchasing programs that offer the owner of each of the hotels we manage quality products at very competitive pricing. These programs are available to all of the properties we manage. While participation in our purchasing programs is voluntary, we believe they provide each of our managed hotels with a distinct competitive and economic edge. In developing these programs, we seek to obtain the best pricing available for the quality of item or service being sourced in order to minimize the operating expenses of the properties we manage.

•	Project Management for Design, Procurement and Construction — Our size and multiple service offerings are an integral part of what sets us apart from other independent management companies. One of our key ancillary service offerings is the project management of construction and renovation projects. We offer complete services from design phase, to purchasing, to overall project management of any hotel project. We have proven experience managing from initial development stage to routine renovation projects on existing hotels. Owners have the ability to leverage off of our familiarity with brand standards of all the major brands, as well as our intimacy with its property, if we are already managing it.

•	Insurance and Risk Management — Many of the owners for which we manage own one hotel or a small portfolio (less than five properties). For these owners, procuring the necessary general liability, property, garage keepers, innkeepers, and auto casualty insurance at competitive prices is often difficult. Because of our size, we are able to bundle multiple properties and negotiate attractive pricing, coverage and terms that a single owner would most likely not be able to attain on its own. This program is another key ancillary service allowing owners to consider us a one-stop shop for all of their property needs.

•	Business Intelligence — We employ real-time, web-based reporting systems at each of our properties and at our corporate office to monitor the daily financial and operating performance of each of the properties. We have integrated information technology services through networks at many of the properties. We utilize information systems that track each property’s daily occupancy, average daily rates, and revenue from rooms, food and beverage, as well as quality improvement initiatives and brand standard assurance programs. By having current property operating information available on a timely basis, we are better able to respond quickly and efficiently to changes in the market of each property. Our owner groups, in turn, also have the ability to timely monitor the performance of their hotels through the use of this reporting system.

Corporate Housing

We previously provided short and long-term corporate housing leases and apartment management within 15 major markets in the United States, as well as internationally in London and Paris, through the BridgeStreet® brand name in the extended corporate stay industry. On January 26, 2007, we sold BridgeStreet to an affiliate of Sorrento Asset Management, an Ireland-based company, for approximately $42.4 million. We redeployed the proceeds from this sale into investments in hotel real estate through wholly-owned acquisitions and joint ventures.

The operations of our corporate housing segment are reported as discontinued operations in our consolidated statement of operations for all periods presented, and the assets and liabilities are presented as held for sale on our consolidated balance sheet as of December 31, 2006.

Relationships with Significant Owners

MeriStar/Blackstone — On February 21, 2006, MeriStar announced that it had entered into a definitive agreement to be acquired by The Blackstone Group. The acquisition closed in May 2006. Our management agreements for the 44 hotels Blackstone acquired remained in place after the transaction, although 35 hotels have since been sold, as of February 27, 2008. The total base management fee for each of the hotels we manage for Blackstone is 2.5% of total hotel revenue, however with incentive fees, we have the potential to earn up to 4% of total revenues. As of February 27, 2008, we continued to manage nine properties for Blackstone. Of the 35 properties which we no longer manage for Blackstone, we have individually acquired four properties, entered into joint ventures to acquire partial ownership of seven properties and retained the management contracts with the new owners for an additional two properties. The total management fees related to all MeriStar/Blackstone properties accounted for $8.6 million, or 13.4%, of management fees in 2007 and $20.3 million, or 27.0%, of management fees in 2006 (which included $3.2 million of business interruption proceeds from lost management fees that we received associated with eight MeriStar properties that were damaged or closed due to hurricanes in 2004).

Under the master management agreement that we entered into in 2004 with MeriStar (which has been assumed by Blackstone), we are entitled to a termination fee due to a sale of the property. The termination fees are calculated as the discounted future cash flows under the management agreement through the end of the initial contract term. Similar provisions are also in place in the event the hotel is sold during one of the renewal periods. The termination fees are paid over 48 months or as a discounted one-time payment. MeriStar/Blackstone may terminate management agreements each year, representing up to 600 rooms, with the election of a one-time termination fee payment equal to 18 months of management fees. MeriStar/Blackstone has the right to terminate a management agreement, free of any termination fees, if we make an investment in a hotel that is in the competitive set of any MeriStar/Blackstone hotel (provided that the termination request occurs between 12 and 18 months following the date of our investment). Additionally, Blackstone may also offset any unpaid termination fees due to us with future management fees earned from any new management agreement we would enter into with Blackstone. The remaining life under the master management agreement is approximately three years.

During August 2006, we entered into an amendment to our master fee agreement with Blackstone. The amendment allowed Blackstone to transition three properties from management by us without the sale of the property. In exchange, we received the right to preclude Blackstone from substituting any future management agreements given to us to reduce or offset its currently payable termination fees for hotels that had been sold as of August 2006. The amendment removed all contingencies related to the receipt of the agreed upon termination fee payments due from Blackstone. As a result, we recognized, on a present value basis, the $15.1 million of termination fees due to us as of the date of the amendment. During 2007 and 2006, we recognized $7.2 million and $24.3 million, respectively, in termination fees related to hotels sold by either Blackstone or MeriStar during their respective period of ownership.

See “Risk Factors — Risk Factors Related to Our Business — Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners, which may have a material impact on our results of operations” and “— A large percentage of our managed properties are owned by a small group of owners, which could result in the loss of multiple management agreements in a short period.”

Relationships with Other Significant Owners — In October 2004, we entered into a stock purchase agreement with Sunstone Hotel Investors, which we refer to as “Sunstone REIT,” to acquire Sunstone Hotel Properties, which we refer to as “Sunstone,” a hotel management company. In connection with the acquisition, Sunstone entered into new management contracts with respect to 52 hotels and two ancillary service centers previously managed by Sunstone, 50 of which were owned by Sunstone REIT and its affiliates. The management agreements have an initial term of 20 years, with two extensions of five years each. As of December 31, 2007, our Sunstone subsidiary managed 29 hotels and two ancillary service centers, which accounted for 7,796 rooms, or 18.3% of our total managed rooms. Management fees related to all Sunstone properties managed during 2007 were $9.2 million, or 14.5%, of total management fees. Management fees for all Sunstone properties managed in 2006 were $10.0 million, or 13.3%, of total management fees. Under the termination provisions of our management agreements with Sunstone REIT we would be entitled to receive a termination fee if a contract is terminated prior to October 2010.

As of December 31, 2007, we managed five hotels in Moscow for a single owner, two of which were additions in 2007. The management agreements for these five properties expire between 2022 and 2024. These hotels accounted for $12.6 million, or 19.8%, of total management fees in 2007 and $9.6 million, or 12.7%, of total management fees in 2006.

As of December 31, 2007, we managed 38 hotels owned by Equity Inns, Inc., which accounted for 4,847, or 11.4% of total managed rooms. The total management fees related to all Equity Inns, Inc. properties accounted for $3.8 million, or 5.9%, of total management fees in 2007 and $3.9 million, or 5.2%, of total management fees in 2006.

As of December 31, 2007, we managed eight hotels for three separate independent owners which accounted for 4,197, or 9.8%, of total managed rooms. These properties accounted for $9.8 million, or 15.3%, of total management fees in 2007, and $6.8 million, or 9.1%, of total management fees in 2006.

Intellectual Property and Franchises

We employ a flexible branding strategy based on each particular managed hotel’s market environment and other unique characteristics. Accordingly, a majority of our managed properties operate under various national trade names pursuant to licensing arrangements with national franchisors.

Generally, the third-party owners of our managed hotels, rather than us, are parties to the franchise agreements permitting the use of the trade names under which the hotels are operated. We are a party, however, to certain franchise agreements with Starwood Hotels & Resorts Worldwide, Inc. and Hilton Hotels Corporation, for the hotels we wholly-own. In the case where we are not the owner of the hotels, the hotel owners are required to reimburse us for all costs incurred in connection with these franchise agreements. Our franchise agreements which allow us to use these trade names expire at varying times, generally ranging from 2009 to 2027. We have registered with the United States Patent and Trademark Office the trademarks “Colony®” and “Doral®”, which we utilize in connection with managing hotels. We do not believe that the loss or expiration of any or all of our trademarks would have a material adverse effect on our business. The registrations for our marks expire at varying times, generally ranging from 2008 to 2015.

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

We and our affiliates currently manage 11 international properties and have signed two additional management contracts for international properties that will commence operations in the second half of 2008. There are risks inherent in conducting business internationally. These include: employment laws and practices in foreign countries; tax laws in foreign countries, which may provide for tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions; unexpected changes in regulatory requirements or monetary policy; and other potentially adverse tax consequences.

Americans with Disabilities Act
Under the Americans with Disabilities Act, all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts of capital have been and continue to be invested by our owners in federally required upgrades to our managed hotel properties, a determination that we or our owners are not in compliance with the Americans with Disabilities Act could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We or our owners are likely to incur additional costs of complying with the Americans with Disabilities Act. However, those costs are not expected to have a material adverse effect on our results of operations or financial condition.

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

All of the hotels that we own and the majority of the hotels we manage have undergone Phase I environmental site assessments, which generally provide a non-intrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental consultant. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotel owner or others may be responsible. The Phase I assessments have not revealed, nor are we aware of, any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition. Nevertheless, it is possible that these environmental site assessments may not have revealed all environmental liabilities or compliance concerns, or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

In addition, a significant number of the hotels that we own or manage have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations require containment, abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated at these hotels at which we are aware that asbestos-containing materials are present. We are not currently aware of any potential material exposure as a result of any asbestos-related claims for our owned hotels and we are indemnified by our hotel owners for any related claims under our management agreements.

We have also detected the presence of mold at one of our owned hotels and are evaluating the impact and will take the appropriate measures to remediate. Many of the costs associated with remediation of mold may be excluded from coverage under our property and general liability policies, in which event we would be required to use our own funds to remediate. Further, in the event moisture infiltration and resulting mold is pervasive, we may not be able to rent rooms at that hotel, which could result in a loss of revenue. Liabilities resulting from moisture infiltration and the presence of, or exposure to mold, could have a future material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

Other Regulatory Issues Related to Corporate Housing
Although we sold BridgeStreet in January 2007, we may be required to indemnify the purchaser to the extent our policies, during the time we owned it, are found not to have been in compliance with local laws. As a former lessee of accommodations through our corporate housing segment, we believed our employees were either outside the purview of, exempt from or in compliance with, laws in the jurisdictions in which we operated, requiring real estate brokers to hold licenses. There however, can be no assurance that our position in any jurisdiction would be upheld if challenged.

Competition

We compete primarily in the following segments of the lodging industry: the upscale and mid-priced sectors of the full-service segment and the select-service segment and resorts. Other full and select-service hotels and resorts compete with our properties in each geographic market in which our properties are located. Competition in the lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service and overall product.

In addition, we compete for hotel management contracts against numerous competitors, many of which have more financial resources than us. These competitors include the management arms of some of the major hotel brands as well as independent, non-brand- affiliated hotel managers. See “Risk Factors — Risk Factors Related to Our Business — We face significant competition in the lodging industry and in the acquisition of real estate properties.”

Employees

As of December 31, 2007, we employed approximately 19,700 associates, of whom approximately 17,200 were compensated on an hourly basis. We are reimbursed by the hotel owners for wages, benefits and other employee related costs directly related to employees at their respective hotels. Some of the employees at 22 of our hotels are represented by labor unions. We believe that labor relations with our employees are generally good.

Seasonality

Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. Hotels in tourist destinations generate greater revenue during tourist season than other times of the year. Seasonal variations in revenue at the hotels we own or manage will cause quarterly fluctuations in revenues.

Website Access to Reports

We will make available, free of charge, access to our Annual Report on Form 10-K, Proxy Statement, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC through our home page at www.ihrco.com.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K in connection with evaluating us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations or financial condition. Certain statements in “Risk Factors” are forward-looking statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” for additional information about our business, results of operations and financial condition.

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

Various factors could adversely affect our ability to generate hotel revenues for our owned properties and management fees for our managed properties, which are based on hotel revenues. Our business is subject to all of the operating risks inherent in the lodging industry. These risks include, but are not limited to, the following:

•	changes in national, regional and local economic conditions;

•	cyclical overbuilding in the lodging industry;

•	varying levels of demand for rooms and related services;

•	competition from other hotels, resorts and recreational properties, some of which may have greater marketing and financial resources than we or the owners of the properties we manage have;

•	the creditworthiness of the owners of the hotels that we manage and the risk of bankruptcy by hotel owners;

•	uninsured property, casualty and other losses;

•	disruptions due to weather conditions and other calamities, such as hurricanes;

•	labor disturbances or shortages of labor;

•	the ability of any joint ventures in which we invest to service any debt they incur and the risk of foreclosure associated with that debt;

•	our ability to service debt;

•	present or future environmental laws and regulations;

•	dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;

•	decreases in air travel;

•	fluctuations in operating costs;

•	the effects of owners not funding recurring costs of operations, necessary renovations, refurbishment and improvements of hotel properties;

•	changes in technology which may lead to changes in business, commercial and leisure travel frequency and/or patterns;

•	fluctuations in demand resulting from threatened or actual acts of terrorism or hostilities;

•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs;

•	changes in interest rates and the availability of credit to us and owners of the hotels we manage; and

•	demographic, political or other changes in one or more markets could impact the convenience or desirability of the sites of some hotels, which would, in turn, affect the operations of those hotels.

We encounter industry-related and other risks related to our investments in and ownership of hotels and other real estate that could adversely impact its value to us.

In addition to the operating risks described above, with respect to hotels and real estate where we hold an ownership interest, we have the following additional risks:

•	ability to obtain financing at acceptable interest rates;

•	changes in local real estate market conditions;

•	changes in the markets for particular types of assets;

•	present or future environmental legislation;

•	the recurring costs of necessary renovations, refurbishment and improvements of hotel properties;

•	adverse changes in zoning and other laws;

•	adverse changes in real estate tax assessments;

•	eminent domain laws;

•	construction or renovation delays and cost overruns; and

•	limitations on our ability to quickly dispose of investments and respond to changes in the economic or competitive environment due to the relative illiquidity of real estate assets.

Most of these factors are beyond our control. As our company expands through the acquisition and/or development of real estate, the magnitude of these risks may increase. Any of these factors could have a material and adverse impact on the value of our assets or on the revenues that can be generated from those assets. In addition, due to the level of fixed costs required to operate upscale and select-service hotels, significant expenditures necessary for the operation of these properties generally cannot be reduced when circumstances cause a reduction in revenue. Therefore, if our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected. In addition, as we increase our ownership of hotels, we will be more subject to volatility in our overall revenues, cash flows from operations and net income, as our portfolio of owned hotels is currently less diversified across markets and asset classes than our portfolio of managed hotels, and the revenues, cash from operations and net income associated with a single owned hotel will generally be substantially greater than the same from a single managed hotel.

Changes in ownership of managed hotels could adversely affect the retention of our existing hotel management agreements.

Increased hotel values in recent years have resulted in an increased rate of disposition by the owners of hotels we manage, which has led to the loss of management contracts. The loss of associated management contracts could have an adverse effect on our revenues to the extent we do not replace lost management contracts with new ones. An economic slowdown may lead to an increased risk of bankruptcy by owners of hotels and/or foreclosures on the hotel properties, which may inhibit our ability to collect fees under our management agreements or may lead to their termination.

A large percentage of our managed properties are owned by a small group of owners, which could result in the loss of multiple management agreements in a short period.

A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 92, or 48.2%, of our managed properties and 22,453, or 52.7%, of our managed rooms as of December 31, 2007. These seven owners also accounted for 69.0% of our base and incentive management fees in 2007. Our portfolio of managed properties could be adversely impacted if any of these owners were acquired by another entity, sold their portfolio or entered into a property disposition plan. In addition to lost revenues, the termination of management agreements could result in the impairment of intangible assets and goodwill. See “— Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners, which may have a material impact on our results of operations.”

If our revenues are negatively affected by one or more particular risks, our owned hotels operating margins could suffer.

We report operating revenues and expenses from our owned hotels; therefore, we are susceptible to changes in operating revenues and are subject to the risk of fluctuating hotel operating margins at those hotels. Hotel operating expenses include, but are not limited to, wage and benefit costs, energy costs, supplies, repair and maintenance expenses, utilities, insurance and other operating expenses. These operating expenses can be difficult to predict, resulting in unpredictability in our operating margins. Also, due to the level of fixed costs required to operate full-service hotels, we are limited in our ability to reduce significant expenditures when circumstances cause a reduction in revenue.

Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners, which may have a material impact on our results of operations.

If the owner of a property we manage disposes of the property, or under certain management agreements, if specified performance standards at the hotel are not met, the owner may cease our management of the property.

Similarly, if an owner of properties we manage is acquired, the subsequent owner may have the right to terminate our management agreements. Although the management agreements with two of our most significant owners (Blackstone and Sunstone REIT) contain termination fee provisions, our management agreements with other owners generally have limited or no termination fees payable to us if a hotel is sold and the agreement is terminated. The termination of management contracts as a result of hotel dispositions or other factors could therefore have an adverse effect on our revenues. In addition, hotel owners may choose to allow our management agreements to expire. As of December 31, 2007, approximately 69 of our management agreements had current terms scheduled to expire within two years. In addition, for certain of our owners, we do not have the right to assign a management contract to an unrelated third party without prior written consent of the relevant hotel owner. A change in control of our Company would require the consent of these owners.

The termination of management contracts may result in the write-off of management contract intangible assets and require an evaluation for potential impairment of our goodwill. The write-off of management contract intangible assets or the impairment of goodwill could have a material adverse effect on our statement of operations and earnings per share.

A high percentage of the hotels we manage are upscale hotels so we may be particularly susceptible to an economic downturn, which could have a material adverse effect on our results of operation and financial condition.

Approximately 80% of the rooms we manage are in hotels that are classified as upscale or upper-upscale hotels. These hotels generally command higher room rates. However, in an economic downturn, these hotels may be more susceptible to a decrease in revenues, as compared to hotels in other categories that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. Adverse changes in economic conditions could have a material adverse effect on our results of operations and financial condition.

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

The uncertainty associated with incidents and threats and the possibility of future attacks may hamper business and leisure travel patterns in the future. In addition, potential future outbreaks of contagious diseases and similar disruptive events could have a material adverse effect on our revenues and results of operations due to decreased travel and occupancy, especially in areas affected by such events.

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

Development activities that involve our co-investment with third parties may further increase completion risk or result in disputes that could increase project costs or impair project operations. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, actions by another investor may present additional risks of project delay, increased project costs, or operational difficulties following project completion.

We face significant competition in the lodging industry and in the acquisition of real estate properties.

There is no single competitor or small number of competitors that are dominant either in the hotel management or lodging business. We operate in areas that attract numerous competitors, some of which may have substantially greater resources than we or the owners of the properties that we manage have, including Marriott International, Inc., Starwood Hotel & Resorts Worldwide, Inc. and Hilton Hotels Corporation, among others. Competition in the lodging industry is based generally on location, brand affiliation, room availability, room rates, range and quality of services and guest amenities offered. New or existing competitors could lower rates; offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. Any of these factors could adversely affect operations and the number of suitable business opportunities. In addition, we compete for hotel management contracts against numerous other companies, many of which may have greater financial resources than we have. These competitors include the management divisions of the major hotel brands as well as independent, non-brand affiliated hotel managers.

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

In addition to acquiring hotels and resorts directly, we have invested and expect to continue to invest in joint ventures. Joint ventures often have shared control over the operation of the joint venture assets. Consequently, actions by a partner may subject hotels and resorts owned by the joint venture to additional risk. As we generally maintain a minority ownership interest in our joint ventures, we are usually unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent.

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

Failure to maintain adequate insurance levels or failure to be reimbursed by our hotel owners for property level insurance coverage or losses could result in significant expenditures.

We maintain insurance coverage at the hotels we manage and are the named insured on the workers compensation, general liability, and employment practices insurance policies. We are reimbursed by the hotel owners for the cost of these insurance policies as per our management contracts. We place insurance policies with insurers that are A.M. Best’s rated “A” or better. We look to maintain adequate coverage to minimize our overall risk exposure. There are losses that may not be covered by these policies and in some cases we may, after reviewing the risks, accept a level of risk on a per claim basis in order to maintain adequate insurance at appropriate premiums. We would be indemnified for these losses assuming the owner is accessible and has the financial ability to compensate us. Losses incurred under these policies may not be reported or settled for several years after the original date of loss. If the insurance company becomes insolvent, we will pursue payment from the hotel owner but may not be successful. We would be liable for any amounts we do not collect from an owner and those amounts could be significant.

We also maintain health and welfare benefit programs for our associates at the hotels we manage. These programs include securing fully insured contracts and administrative services with various carriers for short term disability, medical and dental insurance coverage. We have decided to retain a portion of the risk with respect to certain programs based on our belief that we have a sufficient risk pool to stabilize claim projections, appropriate claims controls and limited overall risk. Regarding the short term disability and dental programs, overall benefit payments are considered low, resulting in overall limited risk exposure. With regard to the medical program, we purchase reinsurance on a specific claim basis so that overall risk is limited on a per occurrence basis. Premiums for the funding of the risk retention programs are determined by outside consultants, including Hewitt Associates, after carefully reviewing past claim patterns, the population of those we insure both geographically and demographically, as well as other factors to determine a reasonable level of risk. However, to the extent we experience significant losses that are not reimbursed by the hotel owners and exceed our reserves, those losses could have a material adverse effect on our results of operations.

Uninsured and underinsured losses could adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution, contagious diseases, such as the avian flu and Severe Acute Respiratory Syndrome (SARS), or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. In the event of a significant loss that is covered by insurance, our deductible may be high and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position in the damaged or destroyed property.

The insurance market has been adversely affected.

Large scale terrorist attacks and hurricanes could result in an increase in premiums and reductions in insurance coverage, especially for terrorism and catastrophic risks such as wind, flood and earthquakes. If we are unable to maintain cost-effective insurance that meets the requirements of our lenders and franchisors, or if we are unable to amend or obtain waivers of those requirements, it could have a material adverse effect on our business.

We invest in a single industry and are therefore very susceptible to economic fluctuations specific to that industry.

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

Our management fees earned from hotels located outside of the United States were 21.0%, 13.7% and 11.5% of total management fees for 2007, 2006 and 2005, respectively. At December 31, 2007, we and our affiliates managed 11 international properties, an increase from the four international properties we managed at the end of 2006. In July 2007, we entered into two separate joint ventures to own and operate hotels in Mexico. We own 15% of one of the joint ventures, which owns three resort properties in Mexico, and we own 50% of the other joint venture, which manages those three hotels and serves to identify other management opportunities in Mexico and Latin America. We expect to begin managing our sixth and seventh hotels in Moscow in 2008. We will also continue to actively pursue additional international opportunities. We have also formed in 2008, a joint venture management company (of which we hold a 50% interest) that will begin seeking management opportunities in India. Simultaneous with the formation of this management company, we also invested in a related private real estate fund that will seek opportunities to purchase and/or develop hotels in India.

As we continue to grow our international presence, we are subject to various risks. These risks include tax, environmental zoning, employment laws, repatriation of money, liquor license, exposure to currency fluctuations, managing potential difficulties in enforcing contractual obligations and intellectual property rights, other laws in the countries in which we operate, and the effects of potential and actual international terrorism and hostilities. We are particularly sensitive to any factors that may influence international travel. In addition, we cannot be certain of the effect that changing political and economic conditions could have on our international hotel operations and on our ability to collect on loans to third-party owners overseas. Furthermore, the success of our international operations depends on our ability to attract and retain qualified management personnel who are familiar not only with our business and industry but also with the local commercial practices and economic environment.

As a U.S. company operating internationally, we may be subject to inconsistencies between U.S. law and the laws of an international jurisdiction. If taxation authorities in the countries in which we operate interpret our tax position in a manner that is materially different than our assumptions, our tax liabilities could increase which could materially adversely impact our financial results. Tax laws in foreign countries may provide for tax rates that exceed those of the U.S. which may provide that our foreign earnings are subject to withholding requirements or other restrictions. In addition, sales and international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions.

Third-party hotel owners are not required to use the ancillary services we provide, which reduces the revenue we would otherwise receive from them.

In addition to traditional hotel management services, we offer to third-party hotel owners several ancillary services such as purchasing, project management, self-insurance programs and risk management, information technology and telecommunication services, and centralized accounting services. We expect to derive a portion of our revenues from these services. Our management contracts do not obligate third-party hotel owners to utilize these services, and the failure of hotel owners to utilize these services could adversely affect our overall revenues.

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

Union contracts for hotel employees in several major markets will be up for renewal between 2008 and 2010. Although under the terms of the management contracts the employees at our managed hotels are paid by the hotel owners, they are our employees. In addition, we have a significant number of employees working at our owned hotels. The failure to timely renegotiate the contracts that are expiring could result in labor disruptions, which could adversely affect our revenues and profitability. Labor costs could also escalate beyond our expectations and could have a material adverse effect on our operating margins.

In addition, there are ongoing attempts to unionize at some of those hotels that we own and/or manage which are not currently unionized. To the extent any of our non-unionized properties become unionized, our labor costs would most likely increase and have an adverse effect on our operating margins at our owned hotels.

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

We have also detected the presence of mold at one of our owned hotels and are evaluating the impact and will take the appropriate measures to remediate the situation. Many of the costs associated with remediation of mold may be excluded from coverage under our property and general liability policies, in which event we would be required to use our own funds to remediate. Further, in the event moisture infiltration and resulting mold is pervasive, we may not be able to rent rooms at that hotel, which could result in a loss of revenue. Liabilities resulting from moisture infiltration and the presence of or exposure to mold could have a future material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

A number of states regulate various aspects of hotels, resorts, conference centers and restaurants, including liquor licensing, by requiring registration, disclosure statements and compliance with specific standards of conduct and timely filing of certain sales use or property tax forms, which could result in additional tax payments and fines. Managers of hotels are also subject to employment laws, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of hotels and could otherwise adversely affect our results of operations or financial condition. As an agent for hotels we may be liable for noncompliance.

Under the Americans with Disabilities Act, or ADA, all public accommodations in the United States are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A determination that the hotels we own are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

The lodging business is seasonal.

Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although hotels in tourist destinations generate greater revenue during tourist season than other times of the year. Seasonal variations in revenue at the hotels we own or manage will cause quarterly fluctuations in revenues. Events beyond our control, such as extreme weather conditions, economic factors, geopolitical conflicts, actual or potential terrorist attacks, and other considerations affecting travel may also adversely affect our earnings.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions and damage to our reputation, subjecting us to costs, fines or lawsuits.

Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as they are entered into, processed by, summarized by, and reported by our various information systems. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is not accurate or complete we could make faulty decisions. Our customers also have a high expectation that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding, both in the United States and other international jurisdictions in which we operate. A significant theft, loss or fraudulent use of customer, employee or company data could adversely impact our reputation and could result in remedial and other expenses, fines and litigation.

If the material weakness in our internal control over financial reporting that we have identified is not remedied, it could result in a material misstatement in our financial statements not being prevented or detected in a timely manner, could adversely affect investor confidence in the accuracy and completeness of our financial statements, and could have an adverse effect on the trading price of our common stock.

Through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that we did not maintain effective controls over a change in accounting for the impairment of intangible assets related to terminated management contracts. Management has determined that this control deficiency represented a material weakness as of December 31, 2007. This material weakness and our remediation plans are described further in Item 9A “Controls and Procedures” in this Annual Report on Form 10-K.

Prior to the remediation of this material weakness in 2008, there remains risk that the controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement of our financial statements. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting. Any material weakness or the unsuccessful remediation thereof could have a material adverse effect on reported results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner.

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

Our amended and restated senior secured credit facility, which we entered into in March 2007 (as amended from time to time, which we refer to as the “Credit Facility”), and our mortgages contain restrictive covenants. These restrictions include requirements to maintain financial ratios, which may significantly limit our ability to, among other things:

•	borrow additional money;

•	make capital expenditures and other investments;

•	pay dividends;

•	merge, consolidate or dispose of assets;

•	acquire assets; and

•	incur additional liens.

A significant decline in our operations could reduce our cash from operations and cause us to be in default under other covenants in our debt agreements. A default would leave us unable to access our Credit Facility, and we depend on our Credit Facility to supply the necessary liquidity to continue or to implement new operations and execute on our business strategy.

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

As of December 31, 2007, we had total indebtedness of $211.7 million. Our level of indebtedness has important consequences. It currently requires us to dedicate a portion of our cash flow from operations to payments of principal and interest on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures and our business strategy. Additionally, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	limit our ability in the future to refinance our debt or obtain financing for expenditures, acquisitions, development or other general business purposes on terms and conditions acceptable to us, if it is available at all;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	prevent us from raising additional capital needed; or

•	limit our access to additional funding or potentially make additional funding inaccessible given the current environment surrounding liquidity within the credit markets.

In addition, despite our current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our leverage.

A deficit in working capital may reduce funds available to us for expansion of our business.

As of December 31, 2007, we had a deficit in working capital of $12.8 million. A continued deficit in working capital may require us to make additional borrowings to pay our current obligations. Such borrowings would serve to reduce amounts available to us for pursuit of our business strategy of growing through securing additional management contracts and acquiring additional hotel, resort and conference center properties.

Declines in our corporate credit ratings could have an adverse effect on us.

Credit rating services assign a rating to us based on their perception of our ability to service debt. Our current long-term ratings are ‘B1 Negative’ and ‘B/Stable/-’ from Moody’s and S&P, respectively. Fluctuations in our operating performance or changes in the amount of our debt may result in a change to our rating. A negative change in our ratings could increase the cost of, or prevent us from making future financings.

Impairments of assets or goodwill may increase the risk of default under our debt obligations and have an adverse effect on our stock price.

We are required to evaluate our assets, including goodwill, annually or upon certain trigger events in order to ascertain that the historical carrying value is not less than the fair market value of the asset. Should we determine that an asset’s carrying value is less than its fair market value, the asset would be considered impaired, and we would recognize a write-down of the asset to its current fair value.

Our current debt covenants require us to maintain certain ratios, including a minimum net worth. To the extent an impairment would reduce our asset base, we could fall below that net worth and fail that test. If we are unable to obtain a waiver or amendment to the covenant, the resulting default could adversely affect our liquidity.

In addition, because the impairment of long-lived assets or goodwill would be recorded as an operating expense, such a write-down would negatively affect our net income and earnings per share, which could have a negative impact on our stock price.

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

Our corporate headquarters are located in Arlington, Virginia. In 2007, we established our first international office in Moscow, Russia to capitalize on the potential growth in the international markets. In addition, we also maintain corporate offices in Irving, Texas and San Clemente, California.

Our hotel management segment includes the operations related to our managed properties, our purchasing, construction and design subsidiary and our subsidiary that provides self insurance programs. As of December 31, 2007, we owned and/or managed hotels in 36 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland. The following table sets forth operating information with respect to the properties we owned and managed as of December 31,:

Year	Properties	Guest Rooms

2007	191	42,620
2006	223	50,199
2005	286	65,293

Our hotel ownership segment consists of our wholly-owned hotels and joint venture investments. As of December 31, 2007 we wholly-owned seven hotels. The following table details our seven wholly-owned hotels as of December 31, 2007. These properties have also been included in the table above.

Wholly-Owned Properties	Classification	Acquisition Date	Guest Rooms

Hilton Concord, East Bay area near San Francisco, CA	Full Service	February 2005	331
Hilton Durham, Durham, NC	Full Service	November 2005	195
Hilton Garden Inn Baton Rouge, Baton Rouge, LA	Select Service	June 2006	131
Hilton Arlington, Arlington, TX	Full Service	October 2006	308
Hilton Houston Westchase, Houston, TX	Full Service	February 2007	297
Westin Atlanta Airport, Atlanta, GA	Full Service	May 2007	495
Sheraton Columbia, Columbia, MD	Full Service	November 2007	288

For information on our properties held through joint ventures, see “Business — Hotel Ownership.”

ITEM 3.	LEGAL PROCEEDINGS

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

We did not submit any matters to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the ticker-symbol “IHR.” As of February 27, 2008, there were 31,702,017 shares of our common stock were listed and outstanding, held by approximately 2,979 record holders.

The following table lists, for the fiscal quarters indicated, the range of high and low closing prices per share of our common stock in U.S. dollars, as reported on the NYSE Composite Transaction Tape.

	Stock Price
	High	Low

Fiscal 2007:
Fourth Quarter	$5.27	$3.67
Third Quarter	5.02	3.57
Second Quarter	6.15	5.17
First Quarter	7.85	5.94
Fiscal 2006:
Fourth Quarter	$10.62	$7.04
Third Quarter	11.19	8.56
Second Quarter	9.29	5.19
First Quarter	5.35	3.95

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

Selected Financial and Other Data
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Revenue:
Lodging	$74,198	$27,927	$12,638	$—	$—
Management fees	63,712	75,305	70,674	59,651	64,183
Termination fees	8,597	25,881	7,199	4,294	177
Other	9,526	11,568	11,140	14,146	15,136

	156,033	140,681	101,651	78,091	79,496
Other revenue from managed properties(1)	644,098	834,484	893,760	751,892	776,484

Total revenue	$800,131	$975,165	$995,411	$829,983	$855,980

Income (loss) from continuing operations	$2,464	$26,716	$8,786	$(1,584)	$(125)
Income (loss) from discontinued operations(2)	20,364	3,063	4,091	(4,079)	(4,326)

Net income (loss)	22,828	29,779	12,877	(5,663)	(4,451)
Weighted average number of basic shares outstanding (in thousands):	31,640	31,105	30,505	30,311	21,457
Basic earnings (loss) per share from continuing operations	$0.08	$0.86	$0.29	$(0.05)	$(0.01)
Basic earnings (loss) per share from discontinued operations	0.64	0.10	0.13	(0.14)	(0.20)

Basic earnings (loss) per share	$0.72	$0.96	$0.42	$(0.19)	$(0.21)

Weighted average number of diluted shares outstanding (in thousands)	31,963	31,542	30,809	30,311	21,457
Diluted earnings (loss) per share from continuing operations	$0.08	$0.85	$0.29	$(0.05)	$(0.01)
Diluted earnings (loss) per share from discontinued operations	0.63	0.09	0.13	(0.14)	(0.20)

Diluted earnings (loss) per share	$0.71	$0.94	$0.42	$(0.19)	$(0.21)

Balance Sheet Data (At End of Period):
Cash and cash equivalents	$9,775	$23,989	$11,657	$15,207	$7,450
Total assets	470,878	333,690	293,080	275,822	277,219
Debt	211,663	84,226	85,052	89,197	86,321
Total equity	189,506	166,696	130,640	117,335	118,008
Total Hotel Data (unaudited):
Number of managed properties	191	223	286	306	295
Number of managed rooms	42,620	50,199	65,293	68,242	65,250

(1)	Other revenue from managed properties include payroll and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. Our payment of these costs are recorded as “other expense from managed properties.”

(2)	Discontinued operations reflect the operations of (i) BridgeStreet Canada, Inc., which was disposed of in June 2004, (ii) the Residence Inn by Marriott Pittsburgh Airport, which was sold in September 2005 and (iii) BridgeStreet Corporate Housing Worldwide, Inc. and affiliated subsidiaries, which was sold in January 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand Interstate, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes. MD&A is organized into the following sections:

•	Overview and Outlook — A general description of our business and the hospitality industry; our strategic initiatives; the significant challenges, risks and opportunities of our business; and a summary of financial highlights and significant events.

•	Critical Accounting Policies and Estimates — A discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations — An analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

•	Liquidity, Capital Resources and Financial Position — An analysis of our cash flows, sources and uses of cash, contractual obligations and an overview of financial position.

Restatement of 2007 Quarterly Data

As previously disclosed in our Current Report on Form 8-K dated February 27, 2008, on February 26, 2008, our Audit Committee determined, after discussions with management, that our previously-issued financial statements as of and for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 should no longer be relied upon because of errors in our calculation of intangible asset impairment charges that resulted from the termination of certain hotel management contracts. As a result, we have restated our unaudited condensed consolidated financial data for the periods affected by the errors, as set forth in Note 19 “Quarterly Financial Data (Unaudited)” to the financial statements contained in this Annual Report on Form 10-K. The correct method of calculation of intangible asset impairment charges with respect to terminated hotel management contracts has been used in the preparation of the financial statements set forth in this Annual Report on Form 10-K.

Overview and Outlook

Our Business
We are a leading hotel real estate investor and the nation’s largest independent operator, measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet, our corporate housing subsidiary. The results of this segment are reported as discontinued operations in our consolidated financial statements for all periods presented.

As of December 31, 2007, we own seven hotels with 2,045 rooms and held non-controlling joint venture equity interests in 17 joint ventures, which hold ownership interests in 22 of our managed properties.

As of December 31, 2007, we and our affiliates managed 191 hotel properties with 42,620 rooms and five ancillary service centers, in 36 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland. Our portfolio of managed properties is diversified by location/market, franchise and brand affiliations, and ownership group. We manage hotels represented by nearly 30 franchise and brand affiliations in addition to operating 15 independent hotels. Our managed hotels are owned by more than 60 different ownership groups.

Our revenues consist primarily of the following (percentages do not include “other revenue from managed properties”):

•	Lodging revenue — This consists of rooms, food and beverage and other department revenues from our seven wholly-owned hotels. This revenue accounted for approximately 47.6% of total revenue for the year ended December 31, 2007.

•	Management fee revenue — This consists of fees, which include base management and incentive fees, received by our hotel management segment under our management agreements as they are earned. These fees accounted for approximately 40.8% of total revenue for the year ended December 31, 2007.

•	Termination fee revenue — This consists of fees received by our hotel management segment under our management agreements for management contracts terminated by the owner without cause. These fees accounted for approximately 5.5% of total revenue for the year ended December 31, 2007.

•	Other revenue — This consists of purchasing revenue, accounting fees, technical services revenue, information technology support fees, self-insurance revenue and other fees. This revenue accounted for approximately 6.1% of total revenue for the year ended December 31, 2007.

•	Other revenue from managed properties — We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. This revenue is completely offset by a corresponding expense, “other expenses from managed properties”, in our consolidated statements of operations.

Our operating expenses consist primarily of the following (percentages do not include “other expenses from managed properties”):

•	Lodging expenses — This includes costs associated with rooms, food and beverage and other department expenses and property operating costs related to our seven wholly-owned hotels. These costs accounted for approximately 36.5% of total operating expenses for the year ended December 31, 2007.

•	Administrative and general expenses — These costs are associated with the management and ownership of hotels and consist primarily of expenses such as corporate payroll and related benefits for our operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate and public company expenses. These costs accounted for approximately 45.7% of total operating expenses for the year ended December 31, 2007.

•	Depreciation and amortization expenses — These costs relate to the depreciation of property and equipment and amortization of intangible assets and accounted for approximately 10.1% of total operating expenses for the year ended December 31, 2007.

•	Other expenses — These costs include asset impairment and write-off costs and restructuring and severance expenses. These costs accounted for approximately 7.7% of operating expenses for the year ended December 31, 2007.

•	Other expenses from managed properties — We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. This is offset with corresponding revenue, “other revenue from managed properties”, in our consolidated statements of operations.

Financial Highlights and Significant Events
We had a successful year in 2007 as a result of the operating performance at our owned and managed properties as well as the continued execution of our growth strategy of diversifying our earnings base through both wholly owned and joint venture real estate ownership. The Company has redefined itself over the past two years as we have moved from being primarily a management company to one with various sources of income. We have executed on our plan to expand and stabilize our income generating activities through acquisitions of strategic hospitality properties. In 2007, a significant portion of our operations were derived from longer-term real estate ownership, with our hotel management segment contributing the balance of our income. We expect this trend to continue in 2008 as a result of our acquisitions in 2007 being reflected in operations for a full year and our investment in an additional international joint venture in the first quarter of 2008.

Hotel Ownership — In 2007, we continued to expand and stabilize our income generating activities through our acquisitions of strategic hospitality properties. During the year, we acquired three full-service hotels with 1,080 rooms for a total acquisition price of $176.3 million. In addition, we contributed a total of $17.1 million in 2007 to either new or existing joint ventures. Our joint venture investments at year-end also include five properties currently under development. Early in 2008, two of our joint ventures closed on the purchases of a four property portfolio and a 22 property portfolio. In addition, we also continue to expand our international presence through a 50-50 joint venture partnership with JHM Hotels, one of the nation’s largest independent hotel owners and developers, to operate and selectively invest in hotels in India. We committed to fund $0.5 million towards the working capital of this joint venture. Concurrently with the creation of our the joint venture, we committed to invest $6.25 million in a real estate investment fund dedicated solely to the investment of hotels in India. This fund has, in turn, committed to let our Indian management joint venture have the first opportunity to manage the hotels in which the fund invests.

In addition to increasing our owned hotel portfolio, we also continued to focus on efficiency and performance at our managed hotels. Our portfolio of seven wholly-owned hotels performed very well, with a RevPAR increase of 5.5%. The total operating income from our owned hotels was $13.3 million in 2007 compared to $4.7 million in 2006, an increase of 183%.

The hotels we acquired in 2007, all of which were purchased from affiliates of Blackstone, were as follows:

•	February 2007 — Acquisition of the 297-room Hilton Houston Westchase for a total acquisition price of $51.9 million. We financed part of the acquisition through a non-recourse mortgage loan of $32.8 million and the remainder with a combination of cash on hand and borrowings on our credit facility. At the time of our purchase, the hotel was completing the final phase of an $11 million comprehensive renovation program, of which $8.5 million was completed by the previous owner. The final phase of the renovation was underway late in 2007 and has an estimated cost to completion of approximately $1 million. We expect the renovation to be fully completed in 2008.

•	May 2007 — Acquisition of the 495-room Westin Atlanta Airport for a total acquisition price of $76.1 million, representing our largest hotel acquisition to date. We borrowed $50.0 million on our credit facility to finance the acquisition, with the remainder paid from cash on hand. We have commenced an $18.0 million comprehensive renovation program designed to provide all of the amenities that travelers have come to expect at a well managed Westin property. As of December 31, 2007, the estimated cost to complete the renovation program is approximately $15 million. We expect this comprehensive and substantial renovation program to be completed early in 2009.

•	November 2007 — Acquisition of the 288-room Sheraton Columbia for a total acquisition price of $48.3 million. We financed the transaction with a combination of borrowings on our credit facility and cash on hand. We plan to invest approximately $12 million in a comprehensive renovation of the property, including significant upgrades to all guest rooms and public spaces. The renovations began early in 2008 and are expected to be substantially completed by the end of the year.

An important part of our ownership strategy is investing capital to upgrade our hotels, as it allows us to reposition the hotel and create value. Aside from the comprehensive renovation programs at our hotels purchased in 2007, we also expect to invest approximately $7 million on strategic capital improvements at our four other wholly-owned properties. We also have renovation programs at 11 hotels owned by our joint ventures. Our portion of the cost that we expect to fund toward these programs in 2008 is approximately $1.7 million. With the completion of these enhancement programs in 2008, we expect to see significant operating growth in 2009 for these hotels. Due to the magnitude of the renovations at the Westin Atlanta Airport and Sheraton Columbia, there will be some renovation displacement in 2008, however we will continue to manage the process to minimize any disruption to our guests.

In addition to wholly owned acquisitions, we also continued to identify joint venture investment opportunities during 2007 and throughout the early part of 2008. Our joint venture investments in hotels are designed to enable us to secure longer term management contracts, further align our interests in the hotels that we manage with owners, as well as provide us the opportunity to participate in the potential asset appreciation of these properties.

The significant joint venture activity in 2007 and early 2008 related to the following investments:

•	March 2007 — Invested $0.5 million to acquire a 15% interest in the 147-room Radisson Hotel Cross Keys in Baltimore, Maryland. We previously managed this hotel for Blackstone.

•	July 2007 — Formed a strategic partnership with Steadfast Companies (“Steadfast”) to own and operate hotels in Mexico. We invested $5.7 million into an entity owned by Steadfast for a 15% ownership interest in a 817-room, three-property portfolio of Tesoro® resorts located in Cabo San Lucas, Manzanillo and Ixtapa, Mexico. The joint venture plans to invest $10.0 million for comprehensive renovations and improvements at all three resort properties in 2008, of which our share is equal to $1.5 million. We also invested $0.5 million for a 50% interest in a separate joint venture with Steadfast to manage hotels. The new management joint venture, which is intended as a platform for further growth in Mexico, assumed management of the three-property portfolio of Tesoro® resorts upon its formation. This was our first international joint venture.

•	November 2007 — Invested $4.3 million in a joint venture with affiliates of Investcorp International, Inc., whereby we acquired a 15% equity interest in the 321-room Hilton Seelbach Louisville in Kentucky and the 226-room Crowne Plaza Madison in Wisconsin. We had previously managed these hotels for Blackstone.

•	February 2008 — Our joint venture with Harte Holdings closed on the purchase of a four property portfolio from affiliates of The Blackstone Group for an aggregate price of $208.7 million. We invested a total of $11.6 million to acquire a 20% equity interest in the portfolio. At the time of our investment, we managed three of the properties and had previously managed the fourth. We have been informed that the joint venture plans to invest more than $30 million of additional funds for renovations on the hotels over the 24 months following the acquisition, with our contribution expected to be approximately $2 million. The four properties included in the joint venture acquisition were the following:

Property	Location	Guest Rooms

Sheraton Frazer Great Valley	Frazer, PA	198
Sheraton Mahwah	Mahwah, NJ	225
Latham Hotel Georgetown	Washington, DC	142
Hilton Lafayette	Lafayette, LA	327

Our joint venture with FFC Capital Corporation acquired a portfolio of 22 properties located throughout the Midwest in Illinois, Iowa, Michigan, Minnesota, Wisconsin and Texas. We invested $1.7 million for a 10% equity interest in the portfolio of hotels. Upon closing, all 22 properties, representing 2,397 rooms, were converted to various Wyndham Worldwide brands. The properties are located along major interstates and proximate to major commercial and leisure demand generators.

True North Tesoro Property Partners, L.P., in which we hold a 15.9% equity interest, sold the Doral Tesoro Hotel & Golf Club located near Dallas, Texas. We expect to recognize a gain in excess of $2.0 million related to the sale.

We continued our international expansion by forming a 50-50 joint venture partnership with JHM Hotels to operate and selectively invest in hotels in India. We committed to fund $0.5 million towards the working capital of the joint venture. The joint venture, named JHM/Interstate Hotels India (“JHM/Interstate”), will serve as our platform for all hospitality-related activities in India, primarily focusing on securing management agreements on existing and to-be-built hotels. JHM/Interstate is establishing an office in New Delhi, India. Concurrently with the formation of our management platform in India, we and our partners each committed to invest $6.25 million each for a total of $12.5 million in the Duet Hotel Investment Fund, a U.K.-based, real estate investment fund dedicated solely to the investment of hotels in India. Duet has raised approximately $175 million in equity, with anticipated total equity contributions in excess of $200 million. Duet’s mission to develop approximately 25 hotels in India in the three- and four-star categories, targeted at business travelers and located in secondary and tertiary cities, as well as satellite townships outside major urban centers. The fund has committed to give JHM/Interstate the first opportunity to manage the hotels in which it invests.

We have also been active in investing in joint ventures focused on new development. Throughout 2007, we contributed an additional $1.7 million to IHR Greenbuck Hotel Venture, LLC, one of our joint ventures in which we hold a 15% equity interest that will build approximately five aloft® hotels over the next several years, with the potential for additional development opportunities. Intended to be similar to the W Hotel® brand, aloft® is the new premium select-service hotel brand being introduced by Starwood Hotels & Resorts Worldwide, Inc. Our joint venture partner is responsible for site selection, construction and development and management. We will operate the hotels following completion of construction. The joint venture has signed long-term franchise agreements for the first two properties. Construction commenced on the first property located in Rancho Cucamonga, Californa in January 2007, while the second location in Cool Springs, Tennessee broke ground in August 2007. The property in

Rancho Cucamonga is expected to open in May 2008, while the property in Cool Springs is expected to open in September 2008.

In August 2007, we entered a partnership with Premier Properties USA to build three hotels. We will operate all three properties upon the completion of construction and own a 15% equity interest in the partnership.

Hotel Management — Although the number of hotel properties we manage decreased during 2007, the operating performance of our managed properties continued to improve year over year. RevPAR increased $8.28, or 9.1%, in 2007, compared to 2006. Incentive fees, which are tied directly to the operating performance of the hotels we manage, were $21.3 million in 2007, an increase of $3.8 million, or 22.0%, compared to the prior year.

We continued to realize the effects of the significant number of hotel purchase and sale transactions in the real estate market, which reduced the number of properties we manage. We ceased managing a total of 60 hotels during 2007, which included the loss of 17 properties owned by Blackstone that we ceased managing. Of the 25 properties sold by Blackstone during 2007, we acquired whole ownership of three properties, entered into joint ventures to acquire partial ownership of three properties and retained the management contracts with the new owners for an additional two. Additionally, CNL Hotels & Resorts, Inc. disposed of 22 properties through two portfolio dispositions, five of which we continue to manage. Sunstone REIT also disposed of eight non-core hotels during 2007.

In summary, the management fees earned for the 63 management contracts terminated in 2007 were as follows (in thousands):

	Number of	Number of	Year Ended	Year Ended
Owner Group	Properties	Rooms	12/31/2007	12/31/2006

Blackstone	17	4,833	$2,285	$5,172
IHR Acquisitions — Blackstone(1)	3	—	652	1,371
Sunstone REIT	8	1,854	747	1,292
CNL	17	2,999	572	3,059
Others	18	3,077	879	2,717

Total	63	12,763	$5,135	$13,611

(1)	As we will no longer be recording management fees for the three properties we purchased from Blackstone in 2007, we have included them in this analysis. We ceased managing 60 properties in 2007, as we continue to manage three properties acquired from Blackstone.

While our property count has significantly declined over the past two years, it has begun to stabilize. In the fourth quarter of 2007, our property count increased by a net seven properties, our first quarterly increase in the past 11 quarters. We expect this trend to continue through the first quarter of 2008. Throughout 2007, we partially offset the loss of 12,763 rooms related to the 60 lost management contracts with the addition of 28 management contracts, totaling 5,180 rooms. These additions include seven international management contracts totaling 1,727 rooms, which demonstrates our focus and ability to expand our international presence. Also, the merger of Equity Inns, Inc. was also completed in October 2007 and we continue to manage this portfolio of 38 hotels, which have 4,847 rooms and accounted for $3.7 million of management fees in 2007.

Although we lost a net of 32 management contracts during 2007, our impairment analysis of goodwill related to our hotel management reporting unit continued to indicate that the carrying value of goodwill was not impaired. This result is primarily due to the increase in our operating income from our portfolio of managed hotels as we, and the hotel industry as a whole, continue to have strong year-over-year results. In addition, we have an active pipeline of new management contracts that were signed in 2007 or expected to be signed in 2008 and 2009. Our goodwill analysis was based on future cash flow projections. These projections were based on assumptions made by management, which we believe to be reasonable.

Sale of BridgeStreet Corporate Housing — In January 2007, we sold BridgeStreet, our corporate housing subsidiary, for approximately $42.4 million, resulting in a pre-tax gain on sale of $20.5 million.

Industry Overview, Strategic Initiatives and Challenges and Risks

Industry Overview — The lodging industry, of which we are a part, is subject to both national and international extraordinary events. Over the past several years we have continued to be impacted by events including the ongoing war on terrorism, the potential outbreak and epidemic of infectious disease, natural disasters, the continuing change in the strength and performance of regional and global economies and high levels of hotel acquisitions activity by private equity investors and other acquirers of real estate.

According to Smith Travel Research, in 2006 and 2007, the significant growth that the lodging industry experienced in 2004 and 2005 began to decelerate. RevPAR growth was 5.7% and 7.8% in 2007 and 2006, respectively. Room demand increased by only 1.2% in 2007 (against a room supply increase of 1.4%), up from a 0.5% room demand increase in 2006 (against a room supply increase of 0.2%). The growth in the industry is forecasted to continue in future years, albeit at a slower pace than recently experienced. The potential slowdown due to the uncertainty in the economic conditions and the presidential election will have a greater impact on lower priced segments. Overall industry RevPAR is projected to grow an additional 4.4% in 2008. As occupancy is projected to decrease 0.8% in 2008, nearly all of the growth will be driven by an increase in ADR of 5.2%. Overall industry room demand and room supply are both projected to grow by 1.4% and 2.2% in 2008, respectively.

Financial Targets, Growth Strategy and Operating Strategy — Over the past five years, with the increased transaction activity in the hotel real estate market, we began to see an immediate need for maintaining a diversified revenue base. In 2006, with Blackstone’s acquisition of MeriStar, the single largest owner in our management portfolio at the time, the need for diversity became increasingly apparent. In 2006, we continued to implement a plan developed by management in 2005 to expand, diversify and stabilize our revenue sources through an emphasis on increasing our management portfolio base and investing in hotel real estate through wholly-owned acquisitions and joint ventures. In 2007, we took significant steps toward our vision of diversifying our revenue sources and increasing shareholder value by recycling assets through new opportunities that we believe will provide a more stable long term platform and a greater level of return.

In January 2007, we sold BridgeStreet for approximately $42.4 million. We immediately began redeploying the proceeds from this sale into investments in hotel real estate through both whole-ownership acquisitions and joint ventures. The impact of our investment activity has been significant, as evidenced by the increase in lodging revenues in 2007 of $46.3 million, or 166%, compared to 2006. Additionally, in 2007 we increased our investment in joint ventures by a net $16.5 million, to $27.6 million as of the end of 2007.

Management contract attrition continued to challenge us in 2007 as it had in 2006. A net loss of management contracts resulted in a decrease in management fee revenue in 2007 from 2006 (excluding termination fees) of $11.6 million, or 15.4%. After a steady decline in our management contract portfolio, precipitated by a strong real estate market and a greater number of real estate transactions that took place over the past two years. We began, in the third quarter of 2007, to see a stabilization of our portfolio and, in the fourth quarter, realized a net increase of seven management contracts, our first increase in eleven quarters. This increase continued into 2008 as we added a net additional increase of 29 contracts in January and February.

Looking forward to 2008, our growth strategy will continue to focus on expansion through three diverse, yet interrelated areas of our business. First, to continue as a leader in the hotel management industry, it is imperative that we continue to build our core business by securing additional management contracts for quality properties. We expect that our development pipeline will continue to produce new management opportunities in 2008.

In addition to our continued pursuit of management opportunities within the United States, we continue to seek additional growth through a focus on international management opportunities. During 2007, we and our affiliates commenced management at seven new international properties in four countries, bringing our total international presence to 11 managed properties in five countries. Furthermore, we have signed agreements to commence management in 2008 of two additional properties in Russia, bringing our total presence to seven managed properties in that country alone. In addition, we opened a regional office in Moscow to capitalize on our expected growth in the international markets. In the first quarter of 2008, we continued our international expansion forming a 50-50 joint venture partnership with JHM Hotels to operate and invest in hotels in India. The joint venture will serve as our platform for expansion for all hospitality related activities in India.

Second, we will continue to remain focused on establishing strategic partnerships and developing new opportunities through additional investments in joint ventures. These investments, in which our ownership interest is typically between 10% and 20%, provide not only the opportunity to secure new management agreements, but also the opportunity to participate in the equity and real estate appreciation of the lodging asset. In 2008, two of our joint ventures, previously formed in 2007, closed on two separate transactions, acquiring a four hotel portfolio and a 22 hotel portfolio in addition to the formation of, and our investment in, the joint venture with JHM Hotels. As of March 1, 2008, we hold minority ownership interests in 52 hotel properties currently operating or currently under development, through 17 real estate partnerships and limited liability companies. We continue to seek and acquire ownership interests in upscale, full-service hotels, select-service hotels, conference centers and resorts where we believe an opportunity exists to create and increase value through market recovery, strategic repositioning and our operating expertise.

Third, we will continue to identify promising whole-ownership acquisition candidates located in markets with favorable economic, demographic and supply dynamics. We will select these acquisition opportunities, when and if our capital resources allow, and we believe selected capital improvements and focused management will increase the property’s ability to attract key demand segments, demonstrate better financial performance, and increase long-term value. See “Liquidity, Capital Resources and Financial Position.”

In addition to our expansion strategies we will continue to implement our operating strategy and emphasize organic growth for the owners of the properties we manage, building on our success in the past three years. At our hotel properties, we have continued to emphasize our dedication to service, through a commitment to guest satisfaction surveys, improved training of hotel employees and specialists who focus on improving the operations of designated brands under our management. Based upon the operating results and feedback received at our managed properties, we have seen tangible evidence that this commitment to superior service has produced positive results. We will also continue to rely on our ability to identify specific opportunities to enhance growth at each hotel in order to generate higher RevPAR, net operating income and overall return for our owners. In all of our business segments, we will continue to rely on the experience of our senior management team, which have successfully managed hotels in all sectors of the lodging industry. By continuing to execute on our focused growth and operating strategies in 2008, we anticipate that we can continue to build a more consistent and long-term stream of income which will provide for increased value for our shareholders.

Opportunities, Challenges and Risks — During the past three years, we have purchased seven hotels and have planned or completed comprehensive renovations to each of these properties to reposition them as benchmarks in their respective markets. We expect these renovations to require a total cash outlay of approximately $35 million during 2008. Upon the completion of the comprehensive renovation programs in 2008, we believe all of our wholly owned properties will be well positioned to generate greater RevPAR and capitalize on the markets in which they operate. We believe we have the required capital resources available to fund the projected cash outlays under these renovation projects, but the ability of these hotels to continue to operate and generate an acceptable return on our investment will depend, to a large extent, on our ability to avoid any potential delays and complete the renovations on time and on budget.

Our current debt agreements include restrictions which could prevent us from raising additional capital needed to take advantage of desired acquisition and investment opportunities. Given the current lending environment, our access to additional funding may be limited. Currently, we see no immediate need to obtain additional capital to fund our operational and growth strategies under our 2008 operating projections. However, should a need arise for us to obtain additional capital funding for growth opportunities, our ability, or inability to do so, may require the restructuring of certain debt and the amendment of certain covenants. Our ability and willingness to accept market terms may significantly affect our ability to obtain additional capital funding. Also, an increase in our cost of capital may cause us to delay, restructure or not commence future investments, which could limit our ability to grow our business. In addition, the market value of our common stock could make financing through an equity offering a less attractive option. See “Liquidity, Capital Resources and Financial Position.”

Our ability to achieve our expected financial results through the implementation of our growth and operating strategies could be affected by various challenges and risks which include overall domestic and international economic factors, including industry-related factors and other factors which are more specific to us, all of which are discussed in more detail in the “Risk Factors” section. Our continued growth strategy through hotel ownership provides us with more direct exposure to specific hospitality and lodging economic risk, including but not limited to reductions in demand. We could also be affected by continued industry consolidation and competition, which may limit the amount and nature of opportunities for us to consider.

A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 92, or 48.2%, of our managed properties as of December 31, 2007, and 69.0% of our base and incentive management fees for the year ended December 31, 2007. If these owners sell their hotels, enter into a property disposition plan, or are acquired, as we have seen with MeriStar in 2006 and CNL in 2007, we may be at risk of losing a large percentage of our management contracts and related revenues. We would be entitled to receive approximately $9.3 million in termination fees assuming the twelve remaining Blackstone properties were terminated on January 1, 2008 in addition to approximately $16.5 million due from properties terminated prior to December 31, 2007. If the remaining 29 management contracts with Sunstone REIT were terminated as of January 1, 2008, we would be entitled to approximately $9.0 million in termination fees. For the majority of our other owners, termination fees would not be significant.

Critical Accounting Polices and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience, industry data and various other assumptions that are believed to be reasonable under the circumstances. Our significant accounting policies are disclosed in the notes to our consolidated financial statements. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results as they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the selection of these critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors.

Revenue Recognition
We earn revenue from hotel management contracts and related services and operations of our wholly owned hotels. Generally, revenues are recognized when services have been rendered. Given the nature of our business, revenue recognition practices do not contain estimates that materially affect results of operations. Revenues related to our corporate housing segment, which was sold in January 2007, are included as part of discontinued operations. The following is a description of the composition of our revenues:

•	Hotel Ownership — Lodging revenue consists of amounts primarily derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. As with management fees discussed above, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.

•	Hotel Management — Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties and fees for other related services we provide. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. We record the incentive management fees in the period that it is certain the incentive management fees will be earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management companies. Termination fees are also included in these amounts. These amounts are typically generated as a result of the sale of the hotel to a third party, if the hotel is destroyed and not rebuilt after a casualty or if we are removed as manager of the property. Termination fees are recorded as revenue in the period they are earned. Typically, this is upon loss of the contract unless a contingency such as the right of replacement of the management contract by the owner exists. If a contingency exists, termination fee revenues are recognized when the contingency expires.

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which consist of our owned hotels and intangible assets with determinable useful lives) may not be recoverable, we perform separate analyses to determine the recoverability of the related asset’s carrying value. These events or circumstances may include, but are not limited to; projected cash flows which are significantly less than the most recent historical cash flows; a significant loss of management contracts without the realistic expectation of a replacement; and economic events which could cause significant adverse changes and uncertainty in business and leisure travel patterns.

When evaluating long-lived assets for potential impairment, we make estimates of the undiscounted cash flows from the expected future operations of the asset. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis.

Our impairment evaluations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives for the assets and selecting the discount rate that reflects the risk inherent in future cash flows. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to evaluate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Property and Equipment
We allocate the purchase price of hotels based on the fair value of the acquired real estate, building, furniture fixture and equipment, liabilities assumed and identified intangible assets. The purchase price represents cash and other assets exchanged or liabilities assumed. The estimates of fair value used to allocate the purchase price is based upon appraisals and valuations performed by management and independent third parties. Property and equipment are carried at cost and are depreciated using the straight-line method over the expected useful lives of the assets (generally 40 years for buildings, seven years for furniture, fixtures and equipment, and three years for computer equipment). Renovations and replacements that improve or extend the life of an asset are capitalized and depreciated over its expected useful life. Our assessments of the fair value allocated and expected useful life of assets acquired are subjective. A change in our estimates will affect depreciation expense and net income.

For properties acquired from Blackstone that we managed prior to the purchase, we were entitled to termination fees pursuant to the preexisting management agreements for those properties. Under Emerging Issues Task Force Issue 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”), the settlement of the preexisting management agreements (including the payment of the termination fees) requires accounting separate from the acquisition of the properties. Under EITF 04-1, the effective settlement of a management agreement with respect to an acquired property is required to be measured at the lesser of (x) the amount by which the agreement is favorable or unfavorable from our perspective when compared to pricing for current market transactions for the same or similar management agreements and, (y) the stated settlement provisions that are unfavorable to the seller. Therefore, in connection with the purchase of a hotel being managed by us, we will evaluate the terms of the contract and record the lesser amount, if any, as income from the settlement of the management contract and a corresponding increase in the recorded purchase price.

Impairment of Goodwill
We evaluate goodwill to assess potential impairments on an annual basis, or more frequently if events or other circumstances indicate that the carrying value of goodwill may not be recoverable. We evaluate the fair value of goodwill at the reporting unit level and make that determination based upon future cash flow projections. Assumptions used in these projections, such as forecasted growth rates, cost of capital and multiples to determine the terminal value of the reporting units, are consistent with internal projections and operating plans. We record an impairment loss when the implied fair value of the goodwill assigned to the reporting unit is less than the carrying value of the reporting unit, including goodwill. In the fourth quarter of 2007, we completed our annual impairment testing of goodwill and determined there was no impairment.

We determine fair value using widely accepted valuation techniques, which contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment losses. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

Income Taxes
We make certain estimates and judgments in determining our income tax expense, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets for financial statement purposes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of the carryforward periods. A valuation allowance is required to be established against deferred tax assets unless we determine that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.

At December 31, 2007, we have a valuation allowance of $20.6 million to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. The valuation allowance we recorded includes the effect of the limitations on our deferred tax assets arising from net operating loss carryforwards. The utilization of our net operating loss carryforwards will be limited by the provisions of the Internal Revenue Code. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we may determine that we are not able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.

Depreciation and Amortization Expense
Depreciation expense is based on the estimated useful lives of our assets, which are generally the following: buildings and improvements, 40 years or less; furniture and fixtures, five to seven years; computer equipment, three years; and software, five years. If an owned hotel is undergoing a significant renovation, we will shorten the useful lives of the assets affected by the renovation to a period which corresponds to the renovation period.

Amortization expense for our intangible assets is based on the estimated useful life of the underlying future benefit of the intangible asset. The lives of our intangible assets are based upon the length of their related management contracts. These lives are determined at the onset of the management contract. However, as certain circumstances arise, such as a disposition plan by the owner, the estimated future benefit of the contract may change. At the end of 2006, we revised the remaining useful life of our management contracts with Blackstone from approximately 19 years to four years based upon their rate of dispositions.

While management believes its estimates are reasonable, a change in circumstances could require us to revise the estimated useful lives related to our property and equipment and intangible assets. If we revised the useful lives of these assets, we could be exposed to material changes in the depreciation and amortization expense which we record.

Consolidation Policies Related to Joint Venture Investments
Judgment is required with respect to the consolidation of our joint venture investments in the evaluation of financial interests and control, including the assessment of the adequacy of the equity invested in the joint venture, the proportionality of financial interests and voting interests, as well as the importance of rights and privileges of the joint venture partners based on voting rights. Currently, we have investments in joint ventures that own, operate or develop hotel properties, which we record using the equity or cost method of accounting. We are not the primary beneficiary in any variable interest entities. We do not guarantee debt held by the joint ventures and the debt is non-recourse to us. While we do not believe we are required to consolidate any of our current joint ventures, if we were required to do so, then all of the results of operations and the assets and liabilities would be included in our financial statements.

Results of Operations

Operating Statistics
Statistics related to our wholly-owned properties and managed hotel properties include:

	As of December 31,			Percent Change
	2007	2006	2005	’07 vs. ’06	’06 vs. ’05

Hotel Ownership
Number of properties	7	4	2	75.0%	100.0%
Number of rooms	2,045	963	524	>100.0%	83.8%
Hotel Management(1)
Properties managed	191	223	286	(14.3)%	(22.0)%
Number of rooms	42,620	50,199	65,293	(15.1)%	(23.1)%

(1)	Statistics related to hotels in which we hold a partial ownership interest through a joint venture or wholly own have been included in hotel management.

Hotels under management decreased by a net of 32 properties as of December 31, 2007 compared to December 31, 2006, due to the following:

•	Blackstone sold 25 properties, 17 of which we no longer manage. We either purchased or were retained as manager by the new owners for the eight remaining properties.

•	Sunstone REIT sold eight properties which we no longer manage.

•	CNL sold 22 properties, 17 of which we no longer manage. We continue to manage five of the properties for the new owners.

•	We transitioned 18 properties out of our system from various other owners.

•	These losses were offset with the addition of 28 new management contracts from various owners.

Hotels under management decreased by a net of 63 properties as of December 31, 2006 compared to December 31, 2005, due to the following:

•	We acquired 16 additional management contracts from various owners.

•	Blackstone/MeriStar transitioned 23 properties out of our system.

•	We transitioned 28 properties out of our system from various other owners.

•	Sunstone REIT sold 15 properties which we no longer manage.

•	13 of the hotels we managed for Goldman Sachs and Highgate Holdings have been sold, or transitioned to Highgate Holdings, for management.

The operating statistics related to our owned hotels on a same store basis(2) were as follows:

	As of December 31,		Percent Change
	2007	2006	’07 vs. ’06

Hotel Ownership
RevPar	$82.85	$78.50	5.5%
ADR	$117.21	$111.75	4.9%
Occupancy	70.7%	70.2%	0.7%

	As of December 31,		Percent Change
	2006	2005	’07 vs. ’06

RevPar	$76.75	$64.22	19.5%
ADR	$110.49	$100.32	10.1%
Occupancy	69.5%	64.0%	8.6%

(2)	The operating statistics related to our owned hotels include periods prior to our ownership. Hilton Concord was purchased in February 2005, Hilton Durham was purchased in November 2005, Hilton Garden Inn in Baton Rouge was purchased in June 2006, Hilton Arlington was purchased in October 2006, Hilton Houston Westchase was purchased in February 2007, Westin Atlanta Airport was purchased in May 2007 and Sheraton Columbia was purchased in November 2007. Statistics for these properties are also included in the operating statistics related to our managed hotels.

The operating statistics related to our managed hotels on a same store basis(3) were as follows:

	As of December 31,		Percent Change
	2007	2006	’07 vs. ’06

Hotel Management
RevPar	$99.45	$91.17	9.1%
ADR	$134.33	$124.40	8.0%
Occupancy	74.0%	73.3%	1.0%

	As of December 31,		Percent Change
	2006	2005	’06 vs. ’05

RevPar	$86.33	$78.79	9.6%
ADR	$119.37	$110.87	7.7%
Occupancy	72.3%	71.1%	1.7%

(3)	We present these operating statistics for the periods included in this report on a same-store hotel basis. We define our same-store hotels as those which (i) are managed by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel, and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the reporting periods being reported. In addition, the operating results of hotels for which we no longer managed as of December 31, 2007 are also not included in same-store hotel results for the periods presented herein. Of the 191 properties that we managed as of December 31, 2007, 169 hotels have been classified as same-store hotels.

Revenues
The significant components of total revenue were as follows (in thousands):

	As of December 31,			Percent Change
	2007	2006	2005	’07 vs. ’06	’06 vs. ’05

Lodging	$74,198	$27,927	$12,638	>100%	>100%
Management fees	63,712	75,305	70,674	(15.4)%	6.6%
Termination fees	8,597	25,881	7,199	(66.8)%	>100%
Other	9,526	11,568	11,140	(17.7)%	3.8%
Other revenue from managed properties	644,098	834,484	893,760	(22.8)%	(6.6)%

Total revenue	$800,131	$975,165	$995,411	(17.9)%	(2.0)%

  Lodging

•	Lodging revenues increased in 2007, from 2006, primarily due to the inclusion of $44.3 million in additional revenues from the Hilton Garden Inn Baton Rouge (acquired in June 2006), the Hilton Arlington (acquired in October 2006), the Hilton Houston Westchase (acquired in February 2007), the Westin Atlanta Airport (acquired in May 2007) and the Sheraton Columbia (acquired in November 2007). In addition, revenues from the Hilton Concord (acquired in February 2005) increased $1.6 million, or 10.1%.

•	Lodging revenues increased in 2006 from 2005, primarily due to the inclusion of $11.1 million in additional revenues from the Hilton Durham, the Hilton Garden Inn Baton Rouge and the Hilton Arlington. In addition, revenues from the Hilton Concord, which recently completed property improvement programs, increased 34.5%. This was due to an increase in RevPAR of 21.2%, driven by additional group sales, which also resulted in increased food & beverage revenue of 26.1%.

  Management Fees

•	Management fee revenue decreased $11.6 million in 2007, compared to 2006. The decrease is due in part to the non-recurrence of $3.2 million in business interruption proceeds for lost management fees that we received during the first quarter of 2006 associated with eight MeriStar properties that were damaged or closed due to hurricanes in 2004. Excluding the one time payment of $3.2 million, management fees declined 11.2%, which is directly attributed to the net decline in the number of properties under management. Many of the lost properties have been full service properties which, on average, yield a higher management fee than select-service properties. We have been able to partially offset these losses through operational and economic gains and have recognized RevPAR growth of 9.1% in 2007. Our positive operating performance led to an increase in our incentive fees of $3.8 million, or 22.0%.

The composition of our management and termination fees by significant owner groups was as follows (in thousands):

	Number of
	Properties @	Year Ended	Year Ended
Owner Group	12/31/2007	12/31/2007	12/31/2006

MANAGEMENT FEES:
Blackstone	12	$4,390	$4,491
Sunstone REIT	29	8,569	7,610
Equity Inns, Inc.	38	3,678	3,420
International(1)	11	13,360	10,070
Other	101	27,928	22,917

Owned Hotels(2)		652	1,622
Hotels terminated during 2007		5,135	13,611
Hotels terminated during 2006		—	8,369
Business Interruption proceeds		—	3,195

Total management fees	191	$63,712	$75,305

TERMINATION FEES:
Blackstone		$7,190	$24,344
Sunstone REIT		622	392
Other		785	1,145

Total termination fees		$8,597	$25,881

(1)	We have omitted the management fees of three properties managed by one of our joint venture affiliates as we do not directly record management fee revenue. Our percentage of the earnings are recorded as equity in earnings in our consolidated statement of operations.

(2)	Management fees for our owned hotels are eliminated in our consolidated statement of operations for the periods in which we own the hotels but are included for periods in which we managed these hotels for a third party prior to our acquisition.

•	Management fee revenue increased 6.6% in 2006 compared to 2005. Overall, we managed fewer properties at the end of 2006 compared to 2005. Nevertheless, due to the strength of the U.S. economy and our improved operating efficiencies at our properties, we were able to increase RevPAR by 9.6% during the year. This led to an increase in our incentive fees of $3.1 million, or 21.7%, compared to the previous year. This increase was evidence of improved operating performance and positive results related to our renewed commitment to improving service at all of our hotels. In addition, in March 2006, we received business interruption proceeds of $3.2 million for lost hotel management fees associated with eight MeriStar properties that were damaged or closed due to hurricanes in 2004.

  Termination fees

•	Termination fee revenue decreased in 2007 compared to 2006, primarily due to the recognition of $15.1 million of termination fees from Blackstone in the third quarter of 2006, in respect of management contracts terminated on or before October 1, 2006. In 2006, Blackstone agreed to waive its right of replacement with respect to all hotels terminated prior to October 1, 2006. As the contingency was removed, we recognized the remaining termination fees due to us. During the first quarter of 2006, we also received one-time termination fees totaling $4.1 million from MeriStar due to its sale of ten properties. Termination fees for 2007, primarily relate to the recognition of $7.2 million of fees related to the termination of properties managed for Blackstone and $1.4 million related to the loss of other management contracts.

•	Termination fee revenue increased in 2006 compared to 2005, primarily for properties terminated by Blackstone/MeriStar. The majority of the termination fees were due to the recognition of $15.1 million of termination fees from Blackstone for management contracts terminated on or before October 1, 2006.

•	In connection with the purchase from Blackstone of the Westin Atlanta Airport, the Hilton Houston Westchase, the Sheraton Columbia and the Hilton Arlington, all of which were hotels we managed at the time of the purchase, we recognized settlement gains under EITF 04-1 with respect to the termination fees received and an increase to the purchase prices of the relevant properties. Under EITF 04-1, the effective settlement of a management agreement with respect to an acquired property is required to be measured at the lesser of (x) the amount by which the agreement is favorable or unfavorable from our perspective when compared to pricing for current market transactions for the same or similar management agreements and (y) the stated settlement provisions that are unfavorable to the seller. We determined that the contractual termination fees due to us were less than the off-market pricing of the related management contracts for the Westin Atlanta Airport, the Hilton Houston Westchase, and the Sheraton Columbia purchases in 2007, and the Hilton Arlington purchase in 2006. As a result we recorded termination fees in 2007 and 2006 of $3.1 million and $0.8 million, respectively, and the corresponding amount as an increase to the purchase price of the related property.

  Other

•	Other revenues decreased in 2007 compared to 2006, primarily due to a decrease of $1.0 million in accounting fees as a result of managing fewer properties. In addition, we realized a decrease in revenues from our self-insurance programs of $0.4 million. The revenues of our purchasing and capital project management subsidiary decreased $0.7 million as a result of additional time spent on property improvements related to our owned hotels.

•	Other revenues increased in 2006 compared to 2005, primarily due to an increase in our purchasing and capital project management services, resulting in an additional $0.6 million in revenues. In addition, we realized an increase in revenues from our self-insurance programs of $0.3 million. These increases were offset by a reduction of $0.4 million in fees generated for accounting services as a result of managing fewer properties.

  Other Revenue from Managed Properties

•	These amounts represent the reimbursement of payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. Our payments of these costs are recorded at the same amount as part of “other expenses from managed properties.” The decrease of $190.4 million in other revenue from managed properties is primarily due to the decrease in the number of managed hotels and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

•	Other revenue from managed properties decreased in 2006 compared to 2005, due to the decline in the number of managed hotels and a corresponding reduction in the number of hotel employees and related reimbursable salaries, benefits and other expenses. The decreases were partially offset by the increase, per employee, in payroll and benefit costs from 2005 to 2006.

Operating Expenses
The significant components of undistributed operating expenses were as follows (in thousands):

	As of December 31,			Percent Change
	2007	2006	2005	’07 vs. ’06	’06 vs. ’05

Lodging	$52,538	$20,768	$10,009	>100%	>100%
Administrative and general	65,680	59,327	59,972	10.7%	(1.1)%
Depreciation and amortization	14,475	6,721	8,040	>100%	(16.4)%
Restructuring and severance expenses	—	—	1,952	—	(100)%
Asset impairments and write-offs	11,127	13,214	5,583	(15.8)%	>100%
Other expenses from managed properties	644,098	834,484	893,760	(22.9)%	(6.6)%

Total undistributed operating expenses	$787,918	$934,514	$979,316	(15.7)%	(4.6)%

  Lodging

•	Lodging expenses increased $31.8 million, or 153.0%, in 2007 compared to 2006, due to the inclusion of additional expenses related to the three hotels we acquired in 2007 and the two hotels we acquired in 2006, which have been included in 2007 for a full year. The owned hotels had a gross margin of 29.2% in 2007, compared to 25.6% in 2006.

•	Lodging expenses increased $10.8 million, or 107.5%, in 2006 compared to 2005, primarily due to the inclusion of the operations of the Hilton Concord and the Hilton Durham for the entire period in 2006. In addition, in June 2006, we acquired the Hilton Garden Inn Baton Rouge, which incurred approximately $1.5 million in lodging expenses and in October 2006, we acquired the Hilton Arlington, which incurred approximately $2.0 million in lodging expenses. The owned hotels had a gross margin of 25.6% in 2006, compared to 20.8% in 2005.

  Administrative and General

•	Administrative and general expenses consist of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses increased $6.4 million in 2007 compared to 2006, due to higher legal and professional fees, severance costs, acquisition and other deal related costs. Also, included in general and administrative costs for 2007 is $2.9 million of bad debt reserves for a note receivable we hold with an owner of one of our joint ventures.

•	Administrative and general expenses showed a slight decrease of $0.6 million in 2006 compared to 2005. The decrease is primarily due to the reduction in payroll and related benefits for employees and other expenses.

  Depreciation and Amortization

•	Depreciation and amortization expense increased $7.8 million in 2007 compared to 2006, as a result of a significant increase in depreciable assets due to the acquisition of the three hotels we acquired in 2007 and the two hotels we acquired in 2006, which have been included in 2007 for a full year. These five hotels contributed additional depreciation expense of $5.6 million. In addition, scheduled amortization expense for our management contracts increased by $2.0 million, as a result of revising the estimated economic lives of the management contracts for the remaining Blackstone properties to approximately four years, due to Blackstone’s plans to sell most of the portfolio within four years.

•	Although we purchased two hotels in 2006 and our net fixed assets increased more than $52.9 million, our depreciation and amortization expense decreased in 2006 compared to 2005. Various software assets and furniture and equipment became fully depreciated late in 2005 and throughout 2006, resulting in a $1.5 million reduction in depreciation expense. In addition, the significant impairment of management contract costs related to sale of MeriStar/Blackstone properties reduced scheduled amortization expense by approximately $0.9 million. These changes were offset by additional depreciation expense in 2006 of $1.3 million related to the four owned hotels. We recorded a full year of depreciation for the two hotels purchased in 2005 and additional depreciation for the two hotels that were purchased in 2006.

  Restructuring and Severance Expenses

•	Restructuring and severance expenses decreased $1.9 million in 2006 compared to 2005. The decrease was primarily due to severance costs of approximately $1.8 million paid to our former CEO, Steve Jorns, in 2005.

  Asset Impairment and Write-offs

•	When we receive notification that a management contract will be terminated, we write-off the remaining carrying value of the contract which we record in asset impairment and write-offs. In 2007, we recognized impairment losses of $11.1 million, related specifically to management contracts for 38 properties that were sold during the year. In 2006, $8.3 million of asset impairments were recorded related to the sale of 18 MeriStar properties, $3.9 million in connection with eight Blackstone terminated management contracts, $0.7 million associated with 15 properties sold by Sunstone REIT and $0.3 million associated with eight properties from various owners.

•	Asset impairment and write-offs increased $7.6 million in 2006 compared to 2005, primarily due to an increase in management contract terminations. In 2006, $8.3 million of asset impairments were recorded related to the sales of the 49 properties discussed above. In 2005, $4.7 million of asset impairment and write-offs were recorded related to terminated management contracts, of which $3.8 million related to MeriStar contracts. The remaining $0.9 million of impairment related to the formation of a proposed real estate investment fund which was never finalized.

Other Income and Expenses
The significant components of other income and expenses, were as follows (in thousands):

	As of December 31,			Percent Change
	2007	2006	2005	’06 vs. ’05	’06 vs. ’05

Interest expense, net	$11,630	$6,461	$8,971	80.0%	(28.0)%
Equity in earnings of affiliates	2,381	9,858	3,492	(75.8)%	>100%
Gain on sale of investments and extinguishment of debt	—	162	4,658	(100)%	(96.5)%
Income tax expense	435	17,271	6,315	(97.5)%	>100%
Minority interest expense	65	223	173	(70.9)%	28.9%
Income from discontinued operations, net of tax	20,364	3,063	4,091	>100%	(25.1)%

  Interest Expense, net of interest income

•	Net interest expense in 2007 increased by $5.2 million compared to 2006 due to an increase in our total debt outstanding, as a result of borrowings made in connection with our investments in owned hotels and joint ventures. Specifically, interest expense related to our Credit Facility increased by $2.1 million due to additional borrowings during 2007. Our mortgage interest expense increased by $2.3 million due to the acquisitions of the Hilton Arlington and the Hilton Houston Westchase, offset by the repayment of the Hilton Concord mortgage during the second quarter of 2007. In addition, the amortization of capitalized loan fees increased $0.8 million due to additional fees expensed related to the refinancing of our Credit Facility.

•	Net interest expense decreased $2.5 million in 2006 compared to 2005. The majority of this decrease was due to $1.8 million of unamortized deferred financing fees expensed in 2005 in connection with the January 2005 extinguishment and refinancing of our Credit Facility. The remainder of the decrease was due to our average debt balance decreasing between periods partially offset by rising interest rates.

  Equity in Earnings of Affiliates

•	Equity in earnings of affiliates decreased by $7.5 million in 2007 compared to 2006. The decrease is partially due to the gain of $5.4 million recorded in 2006 resulting from the sale of our MIP joint venture, in which we held a 10% interest. In 2007, we recognized an additional $0.6 million gain related to the settlement of working capital and other purchase price true-ups from this sale. In addition, we realized a gain of $4.5 million during the third quarter of 2006 from the sale of our 10.0% interest in the joint venture that owned the Sawgrass Marriott Resort & Spa. During the second quarter of 2007 we recognized an additional $0.6 million gain related to the settlement of working capital and other purchase price true-ups from this sale. Excluding the gain related to the sale of these two joint ventures in 2006, our equity in the earnings of affiliates increased $1.2 million in 2007.

•	Equity in earnings of affiliates increased by $6.4 million in 2006 compared to 2005. The majority of this increase was due to a gain of $5.4 million resulting from the sale of our MIP joint venture and a $4.5 million gain on the sale of the Sawgrass Marriott Resort & Spa. We incurred a reduction of $0.8 million of losses related to our other joint ventures. These amounts were offset by a gain of approximately $4.3 million recorded on the sale of the Hilton San Diego Gaslamp hotel and related retail space in 2005.

  Gain on Sale of Investments and Extinguishment of Debt

•	In December 2006 we recognized a gain of $0.2 million primarily from the exchange of stock warrants for stock and subsequent sale of that stock in an unaffiliated company, which we held as an investment. The gain recognized in 2005 consisted of $4.3 million related to the extinguishment of debt of a non-recourse promissory note and a gain of $0.3 million from the exercise of stock warrants and the subsequent sale of this investment in an unaffiliated company. No such gains or losses were recorded in 2007.

  Income Tax Expense

•	The decrease in income tax expense is partially driven by the decrease in our income from continuing operations. In addition, there was a reduction in the effective tax rate from 39% in 2006 to 15% in 2007. The change in the effective tax rate was due to a change in the tax law relating to certain tax credits which are now allowed to be utilized during the current year and carried back to offset 2006 alternative minimum tax paid. We had previously been carrying a valuation allowance against those credits which was relieved in the third quarter causing the reduction in our effective tax rate. This adjustment to the valuation allowance, combined with lower taxable income, resulted in the decrease to our effective tax rate on continuing operations for 2007.

•	The change in income tax expense is driven by the increase in our income from continuing operations. This increase was partially offset by a reduction in the effective tax rate from 40% in 2005 to 39% in 2006. The change in our effective tax rate for 2006 was primarily due to our relieving the partial valuation allowance previously placed on the employment related tax credits utilized in 2006.

  Income from Discontinued Operations, net of Tax

•	In 2007, discontinued operations represents the operations of our corporate housing subsidiary (disposed of in January 2007) and the gain on sale of this subsidiary of $20.4 million. The disposition of our corporate housing subsidiary triggered the recognition of significant differences in the carrying values between tax basis and GAAP basis. As the tax basis was significantly higher, there was a small loss realized for tax purposes compared to the $20.4 million gain recognized in our statement of operations for the year ended December 31, 2007.

•	Income from discontinued operations decreased $1.0 million in 2006 compared to 2005. Discontinued operations for 2005 and 2006, includes the operations of our corporate housing subsidiary (disposed of in January 2007) which was held for sale as of December 31, 2006, and the operations and gain on sale of the Pittsburgh Airport Residence Inn by Marriott (disposed of in September 2005).

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position are as follows (in thousands):

	As of December 31,			Percent Change
	2007	2006	2005	’07 vs. ’06	’06 vs. ’05

Cash provided by operating activities	$30,319	$67,902	$34,423	(55.3)%	97.3%
Cash used in investing activities	(168,803)	(58,946)	(33,184)	>(100)%	(77.6)%
Cash provided by (used in) financing activities	124,414	3,062	(4,279)	>100%	>100%
Working capital	(12,829)	14,315	(6,278)	>(100)%	>100%
Cash interest expense	11,891	7,718	7,139	54.1%	8.1%
Debt balance	211,663	84,226	85,052	>100%	(1.0)%

Operating Activities
The decrease in cash provided by operating activities of $37.6 million from 2006 to 2007 was primarily driven by the decrease in management fees, termination fees and other revenue (primarily accounting fees) of $30.9 million. These revenues all decreased due to the net loss of properties under management over the course of 2007 and 2006. In 2007, we also had an increase in G&A expense of $6.4 million and an increase in interest expense of $5.2 million due to our additional ownership of hotel properties. In addition, the net change in our assets and liabilities resulted in a cash outflow of $1.2 million in 2007, while in 2006, those changes resulted in a cash inflow of $10.8 million. These decreases were offset by an increase in operating income from our owned hotels of $14.5 million, primarily due to our acquisition of three additional hotels in 2007 and the full year effect of our two acquisitions in 2006.

The increase in cash provided by operating activities of $33.5 million from 2005 to 2006 was primarily driven by the significant increases in income from operations of $24.6 million. This increase was primarily due to the increase in termination fees of $18.7 million, business interruption proceeds of $3.2 million and stronger operating results at the hotels with an increase in incentive fees of $3.1 million. Income from operations also included an increase in non-cash expenses related to asset impairments and write-offs of $7.6 million in 2006.

Investing Activities
The major components of the increase in cash used in investing activities from 2006 to 2007 were:

•	The purchase of three hotels in 2007 for a total acquisition cost of $176.3 million compared to the purchase of two hotels in 2006 for a total acquisition cost of $51.6 million, an increase of $124.7 million. We also spent an additional $4.0 million on capital purchases in 2007 compared to 2006, which was primarily related to our seven owned hotels.

•	In 2006, we received distributions related to the sale of the Sawgrass Marriott joint venture and the MIP joint venture of $15.3 million ($9.3 million of which was reinvested) and $6.4 million, respectively. In 2007, we received only $3.6 million in distributions from our joint ventures.

•	The increase in cash used in 2007 was partially offset by $36.4 million of net cash received from the sale of our corporate housing subsidiary in 2007.

The major components of the increase in cash used in investing activities from 2005 to 2006 were:

•	The purchase of two hotels in 2006 for a total acquisition cost of $51.6 million compared to the purchase of two hotels in 2005 for a total acquisition cost of $44.0 million, an increase of $7.6 million. We also spent an additional $3.1 million on capital purchases in 2006 which was primarily related to our owned hotels. In addition, we received proceeds of $10.5 million in 2005 related to sale of a hotel.

•	We contributed $16.5 million to our joint ventures in 2006, including $16.3 million related to investments in six new joint ventures, compared to contributions of $0.6 million in 2005. The contributions in 2006 were offset by the distributions of $21.7 million received from the sale of two joint ventures, while in 2005, we received distributions of $7.7 million related to various joint venture investments.

Financing Activities
Cash provided by financing activities increased $121.4 million in 2007 compared to 2006. In 2007, we borrowed an additional $127.4 million, net of repayments/extinguishments, to fund the acquisition of three properties, while in 2006, our long-term debt balance remained flat compared to 2005. We spent $3.3 million in 2007 in connection with the refinancing of our long-term debt. We received $2.8 million of additional proceeds in 2006 from the issuance of common stock related to the exercise of stock options.

Cash provided by financing activities increased $7.3 million in 2006 compared to 2005. In 2006, and 2005, we borrowed approximately the same amount of total long-term debt that we repaid, resulting in no substantial net effect on cash from financing activities. The revolving loan under our credit facility had a balance of $20.1 million at the end of 2005 and was repaid in full by the end of 2006 as cash from operations increased year over year. The change in financing activities was due to additional financing fees of $4.0 million incurred in 2005 in connection with the refinancing of our long-term debt. These cash outflows were offset by the $2.8 million in additional proceeds from the issuance of common stock during 2006 compared to 2005, related to the exercise of stock options.

Liquidity

Liquidity Requirements — Our known short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including: corporate expenses, payroll and related benefits, legal costs, and other costs associated with the management of hotels, interest and scheduled principal payments on our outstanding indebtedness and capital expenditures, which include renovations and maintenance at our owned hotels.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, capital improvements at our owned hotels and costs associated with potential acquisitions. In March 2007, we entered into a new, senior secured credit facility, as amended from time to time, which we refer to as the “Credit Facility.” The Credit Facility matures in March 2010 and consists of a $115.0 million term loan and an $85.0 million revolver. As of December 31, 2007, we had $45.0 million available under our revolver. We also have two non-recourse mortgage loans for $24.7 million and $32.8 million, which mature in November 2009 and February 2010, respectively.

We have historically satisfied our short-term liquidity requirements through cash provided by our operations and borrowings from our Credit Facility. Our borrowings under our Credit Facility are subject to certain restrictions under the Credit Facility agreement. Additionally, we must maintain compliance with our financial covenants, including an acceptable degree of leverage, value of unencumbered assets and interest coverage ratios, in order to continue to have funds available to borrow under our Credit Facility. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of December 31, 2007 we were in compliance with all financial covenants.

Our short-term liquidity could be influenced by various factors including changes in lodging demand due to seasonality or a slowdown in the overall economy and RevPAR declines. During the past three years, we have invested in the ownership of multiple lodging properties through joint venture partnerships and the whole ownership acquisition of seven hotels. This degree of ownership elevates our level of sensitivity to RevPAR fluctuations, declines in the real estate market and the overall economy in general, which could have a significant impact on our earnings and cash flows. Additional factors include increased operating costs, interest rate changes, natural disasters and non-specific operational risks.

We have historically satisfied our long-term liquidity requirements through various sources of capital, including cash provided by operations, bank credit facilities, long-term mortgage indebtedness and the issuance of equity. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. Nevertheless, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders. As of December 31, 2007, our long-term ratings were ‘B1 Negative’ and ‘B/Stable/-’ from Moody’s and S&P, respectively.

Our continued ability to raise funds through the issuance of equity securities is dependent upon, among other things, overall general market conditions, market valuation of our equity and perceptions about our Company. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are financially viable or at all.

Expectations for 2008 — During 2008, we expect to fund our operations and growth strategy through cash from operations, cash on hand and borrowings from our Credit Facility. Additionally, in early 2008, we are seeking to enter into a $30.0 million non-recourse mortgage for the Sheraton Columbia, the proceeds of which we will use to repay our borrowings under the Credit Facility. We will also seek to have the right to borrow up to an additional $5.0 million as needed towards the completion of an estimated $12 million comprehensive renovation plan which commenced in early 2008. We expect that our $18.0 million comprehensive renovation plan at the Westin Atlanta Airport, which began in 2007 and has an estimated cost of $15 million to complete, will be funded by cash on hand or borrowings against our Credit Facility. We also expect to spend approximately $8 million on renovations at our other wholly owned hotels and approximately $1.7 million for our share of renovations at 11 of our joint venture hotels in 2008.

We will continue to focus on our growth strategy of primarily minority investments in hotels through the formation of strategic joint venture partnerships. We will also continue to selectively evaluate whole-ownership opportunities in 2008. However, opportunities will be considered along with other factors including but not limited to expected returns on investment, current capital structure and other potential investments. Additionally, we expect to use additional cash flows from operations to pay required debt service, income taxes and make planned capital purchases, exclusive of the renovation programs mentioned above for our wholly-owned hotels which include regular capital expenditures for maintenance. We expect to continue to seek minority interest ownership in real estate though joint ventures during 2008. We expect to fund these investments through cash from operations or borrowings under our Credit Facility. We also continue to evaluate investment opportunities to acquire hotel management businesses and management contracts which may require cash. If none of these investments become available, we will pay down debt and/or invest in short-term securities with excess cash flow until those investments become available.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders. Given the current lending environment, our access to additional funding may be limited. In consideration of our current working capital, projected operations and current capital structure, we do not foresee a need to seek additional capital to fund our operational and growth strategies in 2008. Should a need arise for us to obtain additional capital funding for growth opportunities, we will first access the available funds under our Credit Facility. In consideration of our covenants, we would expect no limitations in accessing the full balance under our Credit Facility to fund growth operations. If we are required to obtain additional funds in excess of our current Credit Facility, our ability or inability to do so, may require the restructuring of certain debt and the amendment of certain covenants. Our ability and willingness to accept certain terms may significantly affect our ability to obtain additional capital funding. Also, an increase in our cost of capital may cause us to delay, restructure or not commence future investments, which could limit our ability to grow our business.

Long-Term Debt
Senior Credit Facility — In March 2007, we closed on our new $125.0 million Credit Facility, which replaced our previous $108.0 million credit facility. The new Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the new Credit Facility, we borrowed $65.0 million under the term loan and used a portion of those proceeds to pay off the remaining obligations under the previous credit facility. In connection with the purchase of the Westin Atlanta Airport in May 2007, we amended the new Credit Facility. The amendment increased our total borrowing capacity to $200.0 million, consisting of a $115.0 term loan and a $85.0 million revolving line of credit. We utilized the additional $50.0 million of borrowings under our term loan to purchase the Westin Atlanta Airport. As of December 31, 2007, $45.0 million of capacity was available to us for borrowing under our revolver. In addition, we have the ability to increase the revolving Credit Facility and/or term loan by up to $75.0 million, in the aggregate, by and after seeking additional commitments from lenders and amending certain of our covenants. Under the amended Credit Facility, we are required to make quarterly payments on the term loan of approximately $0.3 million.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of December 31, 2007, based on those financial tests, borrowings under the term loan and the revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 7.6% per annum). We incurred interest expense of $7.9 million, $5.8 million and $6.1 million on the senior credit facilities for the twelve months ended December 31, 2007, 2006 and 2005, respectively. In January 2008, we entered into an interest rate collar for a notional amount of $110 million. The interest rate collar consists of an interest rate cap at 4.0% and an interest rate floor at 2.47% on the 30-day LIBOR rate.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. As of December 31, 2007, we were in compliance with all of these covenants.

Mortgage Debt — The following table summarizes our mortgage debt as of December 31, 2007:

	Principal	Maturity	Spread over	Interest Rate as of
	Amount	Date(1)	30-Day LIBOR	December 31, 2007

Hilton Houston Westchase	$32.8 million	February 2010	135 bps	6.48%
Hilton Arlington	$24.7 million	November 2009	135 bps	6.48%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

We incurred mortgage interest expense of $4.1 million, $1.8 million and $1.0 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1% is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made in the third year.

Shelf Registration Statement — In August 2004, we filed a Form S-3 shelf registration statement registering up to $150.0 million of debt securities, preferred stock, common stock and warrants. The registration statement also registered approximately 6.2 million shares of our common stock held by CGLH Partners I, LP and CGLH Partners II, LP, which are beneficially owned by certain of our directors. Of these shares, at least 4.3 million shares have already been sold by affiliates of the CGLH partnership in the open market. Affiliates of the CGLH Partnerships have the right to include any of their remaining 1.9 million shares they may still hold in the shelf registration statement pursuant to a registration rights agreement they executed with us at the time of our July 2002 merger with Interstate Hotels Corporation.

Contractual Obligations and Off-Balance Sheet Arrangements — The following table summarizes our contractual obligations at December 31, 2007, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than	Payment terms		More than
	Total	1 year	1-3 years	3-5 years	5 year

Senior credit facility — term loan(a)	$114,138	$863	$113,275	$—	$—
Senior credit facility — revolving loan(a)	40,000	—	40,000	—	—
Mortgage debt(a)	57,525	—	57,525	—	—
Estimated interest payments on long-term debt(b)	28,928	13,063	15,865	—	—
Non-cancelable office leases(c)	20,865	3,420	6,977	7,316	3,152

Total	$261,456	$17,346	$233,642	$7,316	$3,152

(a)	For principal repayment obligations with respect to our long-term debt, see Note 8 to our consolidated financial statements. We expect to settle such long-term debt by several options, including cash flows from operations and borrowing or refinancing long-term debt.

(b)	To estimate interest payments on our long-term debt, which is variable-rate debt, we estimated interest rates and payment dates based on our determination of the most likely scenarios for each relevant debt instrument. We expect to settle such interest payments with cash flows from operations or short-term borrowings.

(c)	The office lease obligations shown in the table above have not been reduced by minimum payments to be received related to a non-cancelable sublease at our corporate offices. These offsetting payments aggregate to approximately $7.1 million through August 2013. The Company remains secondarily liable under this sublease in the event that the sub-lessee defaults under the sublease terms. We do not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreement.

We also have the following commitments and off-balance sheet arrangements currently outstanding:

•	Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $4.5 million to these hotel owners in the form of advances or loans, if requested. As the timing of these future investments or working capital loans to hotel owners is currently unknown as it is at the hotel owner’s discretion, they are not included in the above table.

•	Letters of Credit — As of March 1, 2008, we have a $1.0 million letter of credit outstanding in favor of our property insurance carrier. We are required by the property insurance carrier to deliver the letter of credit to cover their losses in the event we default on payments to the carrier. Accordingly, the issuing bank has required us to restrict a portion of our cash equal to the amount of the letter of credit, which is presented as restricted cash on our consolidated balance sheet. The letter of credit expires on April 4, 2008. We also have a $0.8 million letter of credit outstanding in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. We are required by the insurance carrier to deliver the letter of credit to cover their risk in the event the properties default on their required payments related to the surety bonds. The letter of credit expires on March 31, 2008.

•	Equity Investment Funding — In connection with our equity investments in hotel real estate, we are partners or members of various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. In 2008, we have agreed to fund, through contributions, approximately $2.7 million for the development of four hotels through two of our joint ventures. We also have agreed to fund, through contributions, approximately $1.7 million for renovation programs at 11 hotels through seven of our joint ventures. Generally, in the event that we do not make required capital contributions, our ownership interest will be diluted, dollar for dollar, equal to any amounts funded on our behalf by our partner(s). To the extent that any of these partnerships become unable to pay its obligations of the joint venture, those obligations would become obligations of the general partners. The timing and amount of such contributions of capital, if any, is currently unknown and is therefore not reflected in the chart set forth above. We are not the sole general partner or managing member for any of the ventures. All of the debt of our joint ventures is non-recourse to us, and we do not guarantee the debt or other obligations of any of our joint ventures. In connection with one of our development joint ventures, we have agreed to fund a portion equal to our equity of any development and construction cost overruns up to 110% of the approved capital spending plan for each hotel developed and constructed by our joint venture, IHR Greenbuck Hotel Venture, LLC should it occur. To the extent there are cost overruns on any additional project, our maximum commitment to fund these overruns is $0.6 million. Concurrently, with the formation of JHM/Interstate, our joint venture with JHM Hotels, we and our partners each committed to invest $6.25 million each for a total of $12.5 million in the Duet Hotel Investment Fund. Additionally, we committed to fund $0.5 million for our share of the working capital of JHM/Interstate.

•	Insurance Matters — As part of our management agreement services to a hotel owner, we generally obtain casualty (workers compensation and liability) insurance coverage for the hotel. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We are working with the prior carrier to facilitate a timely and efficient settlement of the claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of December 31, 2007, 42 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on the information currently available, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information, we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed, we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. The amount of our receivable exceeds the dividend amounts claimed by the prior carrier. We have reserved the amount of the excess given the financial condition of the carrier. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly, there was no effect on the statement of operations in 2005, 2006, or 2007. We will aggressively pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with them regarding the contractual amounts due to us. To the extent we do not collect sufficiently on our receivable and pay amounts that we have been invoiced, we will vigorously attempt to recover any additional amounts from our owners.

•	Sunstone Liabilities — We purchased Sunstone on October 26, 2004. As part of the purchase we assumed the liabilities of that company which included certain employee related liabilities such as workers’ compensation and liabilities under a defined benefit pension plan. We are indemnified by Sunstone REIT for these liabilities. We recorded the liabilities for workers’ compensation and the pension plan on our balance sheet and recorded a receivable for the same amount from the owner, Sunstone REIT, at the time of the purchase. At December 31, 2005, we had a $5.0 million letter of credit outstanding from Sunstone REIT, for these and other assumed liabilities. On June 1, 2006, we conditionally released Sunstone REIT from the requirement for the letter of credit. Sunstone continues to remain liable for the employee related liabilities. To the extent Sunstone REIT would be unable to reimburse us for these liabilities, we would be primarily liable.

•	Property Improvement Plans — In connection with our owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of December 31, 2007, we had ongoing renovation and property improvement projects with remaining expected costs to complete of approximately $35 million, of which approximately $15 million and $12 million is directly attributable to the comprehensive renovation programs for the Westin Atlanta Airport and the Sheraton Columbia, respectively. Both plans are expected to commence and be substantially completed during 2008.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Annual Report on Form 10-K and the information incorporated by reference herein, we make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, net income and cash flow. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “believe,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and other similar terms and phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that are not yet determinable and could cause actual results to differ materially from those expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K and the documents incorporated by reference herein. In addition to the risks related to our business, the factors that may cause actual results to differ materially from those described in the forward-looking statements include, among others, the following:

•	economic conditions generally and the real estate market specifically;

•	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war;

•	international, national and regional geo-political conditions;

•	travelers’ fears of exposure to contagious diseases, such as Avian Flu and Severe Acute Respiratory Syndrome (SARS);

•	the success of our capital improvement and renovation projects;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in laws and regulations applicable to us, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	the occurrence of natural disasters, such as earthquakes, tsunamis and hurricanes;

•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;

•	the availability and cost of capital for growth;

•	litigation involving antitrust, consumer and other issues;

•	loss of any executive officer or failure to hire and retain highly qualified employees; and

•	other factors discussed under the heading “Risk Factors” and in other filings with the Securities and Exchange Commission.

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

Interest Rate Risk
We are exposed to market risk in the form of changes in interest rates and foreign currency exchange rate fluctuation. In certain instances, we attempt to reduce volatility in earnings and cash flow associated with interest rate and foreign exchange rate risks by entering into derivative arrangements intended to provide hedges against a portion of the associated risks. We continue to have exposure to such risks to the extent that they are not hedged.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2007, all of our debt is at variable rates based on current LIBOR rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Financial Position — Long-Term Debt” for more information regarding our long-term debt.

In an effort to manage interest rate risk covering our outstanding debt, we have entered into various interest rate cap agreements. In February 2005, we entered into a $19.0 million, three-year interest rate cap agreement in connection with the mortgage loan on the Hilton Concord hotel. At our option, we cancelled this interest rate cap upon repayment in full of the Hilton Concord mortgage note in April 2007. In March 2005, we entered into a $55.0 million, three-year interest rate cap agreement related to our Credit Facility. The interest rate agreement caps the 30-day LIBOR at 5.75% matured on January 14, 2008. On January 11, 2008, we entered into an interest rate collar agreement for a notional amount of $110 million. The interest rate collar consists of an interest rate cap at 4.0% and an interest rate floor at 2.47% on the 30-day LIBOR rate. We receive the difference of the cap rate and

30-day LIBOR should LIBOR exceed the cap rate. We pay the difference of the floor rate and 30-day LIBOR should LIBOR fall below the floor rate. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010.

In October 2006, we entered into a $24.7 million, three-year interest rate cap agreement in conjunction with our mortgage loan associated with the purchase of the Hilton Arlington. The interest rate agreement caps the 30-day LIBOR at 7.25% and is scheduled to mature on November 19, 2009. In February 2007, we entered into a $32.8 million interest rate cap agreement in conjunction with our mortgage loan associated with the purchase of the Hilton Houston Westchase. The agreement caps the 30-day LIBOR at 7.25% and is scheduled to mature in February 2010. At December 31, 2007, the total fair value of these interest rate cap agreements was approximately $11,100. The change in fair value for these interest rate cap agreements is recognized in the consolidated statement of operations.

The 30-day LIBOR rate, upon which our debt and interest rate cap agreements are based, decreased from 5.3% per annum as of December 31, 2006, to 5.0% per annum as of December 31, 2007. Giving effect to our interest rate hedging activities, a 1.0% change in the 30-day LIBOR would have changed our interest expense by approximately $1.5 million, $0.9 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Exchange Rate Risk
Our international operations are subject to foreign exchange rate fluctuations. To date, our only foreign currency exposure are management and incentive fees related to our managed properties in Russia, which are denominated and paid in Rubles. Most of our foreign operations have been largely self-contained or U.S. dollar-denominated and as such, we have not been exposed to material foreign exchange risk. Therefore, to date, we have not entered into any currency contracts or other derivative financial instruments. We continue to monitor and evaluate our current and future exposure to foreign currency fluctuation and risk in determining future derivative arrangements.

We derived approximately 8.6%, 7.4% and 8.8% of our revenues, excluding reimbursed expenses, from services performed outside of the United States for the years ended December 31, 2007, 2006 and 2005, respectively. Our foreign currency translation gains and (losses) of approximately $0.1 million, $1.1 million and $(0.5) million for the years ended December 31, 2007, 2006 and 2005, respectively, are included in accumulated other comprehensive income (loss) in our statement of operations.

ITEM 8.	FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this Annual Report of Form 10-K:

INTERSTATE HOTELS & RESORTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interstate Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Interstate Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III as listed in the index at item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interstate Hotels & Resorts, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interstate Hotels & Resorts, Inc.:

We have audited the internal control over financial reporting as of December 31, 2007 for Interstate Hotels & Resorts, Inc. and subsidiaries (the Company), based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in Management’s Report on Internal Control Over Financial Reporting. The Company did not have effective policies and procedures designed either to evaluate or review changes in accounting principles in accordance with U.S. generally accepted accounting principles.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Interstate Hotels & Resorts, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Interstate Hotels & Resorts, Inc. and subsidiaries. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 17, 2008 which expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia
March 17, 2008

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$9,775	$23,989
Restricted cash	7,090	6,485
Accounts receivable, net of allowance for doubtful accounts of $516 and $253, respectively	27,989	31,511
Due from related parties, net of allowance for doubtful accounts of $1,465 and $1,110, respectively	1,822	1,469
Prepaid expenses and other current assets	5,101	3,911
Deferred income taxes	3,796	3,028
Assets held for sale	—	28,383

Total current assets	55,573	98,776
Marketable securities	1,905	1,610
Property and equipment, net	278,098	103,895
Investments in joint ventures	27,631	11,144
Notes receivable, net of allowance of $2,551 and $0, respectively	4,976	4,962
Deferred income taxes	18,247	9,423
Goodwill	66,599	73,672
Intangible assets, net	17,849	30,208

Total assets	$470,878	$333,690

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,597	$2,053
Accrued expenses	64,952	68,395
Liabilities related to assets held for sale	—	10,263
Current portion of long-term debt	863	3,750

Total current liabilities	68,412	84,461
Deferred compensation	1,831	1,541
Long-term debt	210,800	80,476

Total liabilities	281,043	166,478
Minority interests (redemption value of $218 at December 31, 2007)	329	516
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 31,718,817 and 31,540,926 shares issued at December 31, 2007 and 2006, respectively	317	316
Treasury stock	(69)	(69)
Paid-in capital	195,729	194,460
Accumulated other comprehensive (loss) income	(87)	1,201
Accumulated deficit	(6,384)	(29,212)

Total stockholders’ equity	189,506	166,696

Total liabilities, minority interests and stockholders’ equity	$470,878	$333,690

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenue:
Lodging	$74,198	$27,927	$12,638
Management fees	59,960	61,972	48,379
Management fees-related parties	3,752	13,333	22,295
Termination fees	8,597	19,764	1,392
Termination fees-related parties	—	6,117	5,807
Other	9,526	11,568	11,140

	156,033	140,681	101,651
Other revenue from managed properties	644,098	834,484	893,760

Total revenue	800,131	975,165	995,411
Expenses:
Lodging	52,538	20,768	10,009
Administrative and general	65,680	59,327	59,972
Depreciation and amortization	14,475	6,721	8,040
Restructuring and severance	—	—	1,952
Asset impairments and write-offs	11,127	13,214	5,583

	143,820	100,030	85,556
Other expenses from managed properties	644,098	834,484	893,760

Total operating expenses	787,918	934,514	979,316

OPERATING INCOME	12,213	40,651	16,095
Interest income	2,153	2,020	1,292
Interest expense	(13,783)	(8,481)	(10,263)
Equity in earnings of joint ventures	2,381	9,858	3,492
Gain on sale of investments and extinguishment of debt	—	162	4,658

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	2,964	44,210	15,274
Income tax expense	(435)	(17,271)	(6,315)
Minority interest expense	(65)	(223)	(173)

INCOME FROM CONTINUING OPERATIONS	2,464	26,716	8,786
Income from discontinued operations, net of tax	20,364	3,063	4,091

NET INCOME	22,828	29,779	12,877
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	81	1,129	(521)
Unrealized (loss) gain on investments	(145)	8	(307)

COMPREHENSIVE INCOME	$22,764	$30,916	$12,049

BASIC EARNINGS PER SHARE:
Continuing operations	$0.08	$0.86	$0.29
Discontinued operations	0.64	0.10	0.13

Basic earnings per share	$0.72	$0.96	$0.42

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.08	$0.85	$0.29
Discontinued operations	0.63	0.09	0.13

Diluted earnings per share	$0.71	$0.94	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
				Accumulated	Other
	Common	Treasury	Paid-in-	Income	Comprehensive
	Stock	Stock	Capital	(Deficit)	(Loss) Income	Total

Balance at December 31, 2004	$304	$(69)	$188,076	$(71,868)	$892	$117,335
Options exercised, including tax benefit	—	—	137	—	—	137
Options expense	—	—	260	—	—	260
Restricted stock award transactions, net	2	—	857	—	—	859
Net income	—	—	—	12,877	—	12,877
Other comprehensive loss, net of tax	—	—	—	—	(828)	(828)

Balance at December 31, 2005	$306	$(69)	$189,330	$(58,991)	$64	$130,640

Options exercised, including tax benefit	7	—	3,881	—	—	3,888
Options expense	—	—	91	—	—	91
Restricted stock award transactions, net	1	—	394	—	—	395
Conversion of operating partnership units	2	—	764	—	—	766
Net income	—	—	—	29,779	—	29,779
Other comprehensive income, net of tax	—	—	—	—	1,137	1,137

Balance at December 31, 2006	$316	$(69)	$194,460	$(29,212)	$1,201	$166,696

Options exercised, including tax benefit	—	—	189	—	—	189
Options expense	—	—	132	—	—	132
Restricted stock award transactions, net	1	—	696	—	—	697
Conversion of operating partnership units	—	—	252	—	—	252
Net income	—	—	—	22,828	—	22,828
Reclassification adjustment for discontinued operations included in net income	—	—	—	—	(1,224)	(1,224)
Other comprehensive loss, net of tax	—	—	—	—	(64)	(64)

Balance at December 31, 2007	$317	$(69)	$195,729	$(6,384)	$(87)	$189,506

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$22,828	$29,779	$12,877
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,475	6,721	8,040
Amortization of deferred financing fees	1,725	777	2,697
Amortization of key money management contracts	709	31	—
Stock compensation expense	1,160	990	1,451
Discount on notes receivable	896	—	—
Bad debt expense	3,100	616	862
Asset impairments and write-offs	11,127	13,214	5,583
Equity in earnings of joint ventures	(2,381)	(9,858)	(3,492)
Gain on sale of investment and forgiveness of debt	—	162	(4,658)
Operating distributions from unconsolidated entities	389	350	375
Minority interest	65	223	173
Deferred income taxes	(1,960)	13,672	6,334
Excess tax benefits from share-based payment arrangements	(104)	(919)	—
Discontinued operations:
Depreciation and amortization	—	1,533	1,256
Gain on sale	(20,541)	—	(2,545)
Changes in operating assets and liabilities:
Accounts receivable and due from related parties	2,357	4,221	(3,912)
Prepaid expenses and other assets	(517)	(353)	1,047
Accounts payable and accrued expenses	(2,898)	5,989	8,958
Changes in assets and liabilities held for sale	93	—	—
Other changes in asset and liability accounts	(204)	754	(623)

Cash provided by operating activities	30,319	67,902	34,423

INVESTING ACTIVITIES:
Proceeds from the sale of investments	—	—	483
Proceeds from the sale of discontinued operations	36,417	—	10,488
Change in restricted cash	(605)	(3,276)	(2,511)
Acquisition of hotels	(176,262)	(51,551)	(44,040)
Purchases related to discontinued operations	(68)	(2,055)	(442)
Purchases of property and equipment	(9,874)	(5,871)	(2,731)
Additions to intangible assets	(2,560)	(1,964)	(1,534)
Contributions to unconsolidated entities	(17,056)	(16,549)	(594)
Distributions from unconsolidated entities	3,626	21,724	7,717
Change in notes receivable	(2,421)	596	(20)

Cash used in investing activities	(168,803)	(58,946)	(33,184)

FINANCING ACTIVITIES:
Proceeds from borrowings	196,826	33,700	120,200
Repayments of borrowings	(69,389)	(34,526)	(120,622)
Proceeds from the exercise of stock options	190	2,969	137
Excess tax benefits from share-based payment arrangements	104	919	—
Financing fees paid	(3,317)	—	(3,994)

Cash provided by (used in) financing activities	124,414	3,062	(4,279)

Effect of exchange rate changes on cash	(144)	314	(510)

Net increase (decrease) in cash and cash equivalents	(14,214)	12,332	(3,550)
CASH AND CASH EQUIVALENTS, beginning of period	23,989	11,657	15,207

CASH AND CASH EQUIVALENTS, end of period	$9,775	$23,989	$11,657

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$11,891	$7,718	$7,139
Income taxes	$3,111	$4,219	$1,412

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share amounts)

1.	BUSINESS SUMMARY

We are a leading hotel real estate investor and the nation’s largest independent operator, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable operating segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet Corporate Housing Worldwide, Inc. and its affiliated subsidiaries, which we refer to as “BridgeStreet.” Each segment is reviewed and evaluated by the company’s senior management. For financial information about each segment, see Note 10, “Segment Information.”

Our hotel ownership segment includes our wholly-owned hotels and our minority interest, joint venture investments in hotel properties. Hotel ownership allows us to participate in the potential asset appreciation of the hotel properties, and as of December 31, 2007, we owned seven hotels and held non-controlling equity interests in 17 joint ventures, which own or hold ownership interests in 22 of our managed properties. We manage all of the properties within our hotel ownership segment.

We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets. Our portfolio is diversified by location/market, franchise and brand affiliations. The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications and centralized accounting. As of December 31, 2007, we and our affiliates managed 191 hotel properties with 42,620 rooms and five ancillary service centers (which consist of a convention center, conference center, spa facility and two laundry centers), in 36 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland.

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

Basis of Presentation and Consolidation
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These statements include our accounts and the accounts of all of our majority owned subsidiaries. If we determine that we hold an interest in a variable interest entity (“VIE”) within the meaning of Financial Accounting Standards Board, or FASB, Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and that our variable interest will absorb a majority of the entities’ expected losses, or receive a majority of the expected returns, or both to the extent they occur, then we will consolidate the entity.

If the entity does not meet the definition of a VIE, we evaluate our voting interest and other indicators of control. We consolidate entities when we own over 50% of the voting shares of a company or the majority of the general partner interest of a partnership, assuming the absence of other factors determining control. Other control factors we consider include the ability of minority owners to participate in or block management decisions. Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) addresses the issue of what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with U.S. GAAP. We are not the sole general partner in any of our joint ventures, nor are we the controlling general partner for the one joint venture which involves multiple general partners. We are not the primary beneficiary or controlling investor in any of these joint ventures, however we exert significant influence as the manager of the underlying assets and therefore account for our interests using the equity method of accounting.

We own 100% of seven hotel properties, the operations of which are consolidated in our financial statements. We eliminate all intercompany balances and transactions.

We have reclassified certain immaterial amounts in the prior years’ consolidated balance sheets within current assets to conform to the current-year presentation. These classifications have no effect on net income.

Use of Estimates
Preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on our best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from those estimates, although management does not believe such estimates would materially affect the financial statements in any individual year. Estimates are used in accounting for, among other things, the impairment of long-lived assets, the impairment of goodwill, income taxes and useful lives for depreciation and amortization.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-Term Investments
Our insurance captive subsidiary holds short-term liquid investments. We have classified all short-term investments as available-for-sale. The value of unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. The value of our short term investments was $1.4 million and $1.3 million as of December 31, 2007 and 2006, respectively. We periodically evaluate whether any declines in the fair value of these investments are other than temporary. If management determines that a decline in fair value is other than temporary, the carrying value of the investment will be reduced to the current fair value of the investment and we will recognize a charge in the consolidated statements of income equal to the amount of the carrying value reduction. The average underlying maturities of these investments range from six months to three years. Despite the long-term nature of the securities stated contractual maturities, these funds can be readily liquidated within a short period of time; therefore, these securities have been classified as short-term and included in prepaid expenses and other current assets.

Restricted Cash
Restricted cash primarily consists of cash reserves statutorily required to be held by our captive insurance subsidiary for insurance we provide to our managed hotels; escrows required related to property improvement plans at wholly-owned hotels; and working capital from our owners to purchase goods for renovation projects that our purchasing subsidiary oversees.

Allowance for Doubtful Accounts Receivable
We provide an allowance for doubtful accounts when we determine it is more likely than not a specific accounts receivable will not be collected and provide a general reserve for the population of our accounts that we believe may become uncollectible based on current business conditions. Our allowance for doubtful accounts was $1.9 million and $1.4 million as of December 31, 2007 and 2006, respectively.

Related Parties
In January 2007, we were retained as manager for two properties owned by Capstar Hotel Company, LLC (“New Capstar”), a newly formed real estate investment company founded by Paul Whetsell, our current Chairman of the Board. As of December 31, 2007, balances related to New Capstar have been included within “Due from related parties” on our consolidated balance sheet and “Management fees — related parties” on our consolidated statement of operations.

In May 2006, The Blackstone Group, which we refer to as “Blackstone,” acquired MeriStar Hospitality Corporation, which we refer to as “MeriStar.” MeriStar had previously been considered a related party, as our Chairman of the Board, Paul Whetsell, was also the CEO of MeriStar. Mr. Whetsell did not become part of the Blackstone management team, and we do not consider Blackstone to be a related party. As such, the line items “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations do not include any amounts associated with Blackstone at December 31, 2007 and for the period from May 2, 2006 through December 31, 2006, although fees received from Meristar prior to May 2, 2006 continue to be included in “Management fees — related parties.” See Note 13, “Related-Party Transactions” for further information on these related party transactions.

Our managed properties for which we also hold a joint venture ownership interest continue to be presented as related parties. See Note 3, “Investments in Joint Ventures” for further information on these related party amounts.

Marketable Securities
We provide the benefit of a non-qualified deferred compensation plan for certain employees, allowing them to make deferrals upon which we will match up to certain thresholds defined in the plan. The investments in the plan, which consist primarily of mutual funds, are classified as available for sale. They are recorded at fair value with corresponding unrealized gains or losses reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. These unrealized gains and losses serve to increase or decrease the corresponding deferred compensation obligation, which is paid to the employees when they terminate employment with us or reach the required age for distribution.

Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives. Costs directly related to an acquisition are capitalized in accordance with SFAS 141. All internal costs related to the pursuit of an acquisition are expensed as incurred. All third-party costs capitalized in connection with the pursuit of an unsuccessful acquisition are expensed at the time the pursuit is abandoned. Repairs and maintenance costs that do not improve service potential or extend economic life are expensed as incurred.

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

Investments in Joint Ventures
We account for the majority of our joint venture investments in limited partnerships and limited liability companies using the equity method of accounting when we own more than a minimal investment. We currently employ the cost method on one of our joint venture ownership interests. At December 31, 2007, our ownership interest in these joint ventures ranged from 10% to 50%. We periodically assess the recoverability of our equity method and cost method investments. If an identified event or change in circumstances requires an impairment evaluation, we assess the fair value based on accepted valuation methodologies, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. If an investment is considered to be impaired and the decline is other than temporary, we will recognize an impairment of the investment to its fair value. Cash distributions from joint venture investments are presented as an operating activity on our statement of cash flows when it is a return on investment and as an investing activity on our statement of cash flows when it is a return of investment. See Note 3, “Investments in Joint Ventures” for additional information on our equity investments.

Notes Receivable
We have notes receivable, which are generally issued in connection with obtaining a management contract, due from various hotel owners. As of December 31, 2007, we had ten notes receivable outstanding, for a total of

$5.0 million, net of allowance. We review notes receivable for potential impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

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

We test intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. For intangible assets related to management contracts, this may occur when we are notified by an owner that we will no longer be managing a specific property or when a multiple property owner indicates their intent to dispose of a portion or all of their portfolio. We make estimates of the undiscounted cash flows from the expected future operations related to the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. When a management contract is terminated, we write-off the entire value of the intangible asset related to the terminated management contract as of the date of termination.

Assets/Liabilities Held for Sale and Discontinued Operations
Assets and liabilities are classified as held for sale when they meet the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We believe this criteria includes reclassifying an asset or business segment as held for sale when management, having the authority to do so, has initiated an effort to dispose of the asset or business segment. Assets and liabilities held for sale consist of the assets and liabilities that will be disposed of with the sale of our corporate housing subsidiary in January 2007. Included as assets held for sale are net accounts receivable, prepaid expenses, net fixed assets and goodwill. Included as liabilities held for sale are accounts payable and accrued expenses.

We present the results of operations of an entity as discontinued operations when the operations and cash flows of the entity have been, or will be, eliminated from our ongoing operations and the entity will not have any significant continuing involvement in our operations. Discontinued operations include the operating results of our corporate housing subsidiary for the years ended December 31, 2007, 2006 and 2005 and also the operating results of the Residence Inn Pittsburgh, which was sold in September 2005, for the year ended December 31, 2005.

Minority Interest
Minority interest represents the percentage of our subsidiary operating partnership, Interstate Operating Company, L.P., which is owned by third parties. Net income of the subsidiary is allocated to minority interests based on their weighted average ownership percentages during the period. At December 31, 2007 and 2006, the redemption value of the outstanding operating partnership units was $0.2 million and $0.7 million, respectively.

Revenue Recognition
We earn revenue from our owned hotels and hotel management and related sources. We recognize revenue from our owned hotels from rooms, food and beverage, and other operating departments as earned at the close of each business day. In addition, we collect sales, occupancy and other similar taxes at our owned hotels that we remit to the taxing authority, which we present on a net basis (excluded from revenue) on our statement of operations. Our hotel management segment earns fees from base and incentive management fees, termination fees, receivables from third-party owners of hotel properties and fees for other related services we provide, primarily centralized accounting and purchasing. We recognize base fees and fees for other services as revenue when earned in accordance with the individual management contracts. Base management fees are calculated based on a percentage of the total revenue at the property. We record incentive fees in the period in which they are earned. As most of our contracts have annual incentive fee targets, we typically record incentive fees on these contracts in the last month of the annual contract period when all contingencies have been met. We record termination fees as revenue when all contingencies related to the termination fees have been removed.

Other Revenue and Other Expenses From Managed Properties
These amounts represent expenses incurred in managing the hotel properties for which we are contractually reimbursed by the hotel owner and generally include salary and employee benefits for our employees working in the properties and certain other insurance costs.

Contingencies
We are involved in various legal proceedings and tax matters. Due to their nature, such legal proceedings and tax matters involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. We assess the probability of loss for such contingencies and accrue a liability and/or disclose the relevant circumstances, as appropriate. See Note 15, “Commitments and Contingencies” for additional information.

Accounting for Income Taxes
On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying the provisions of FIN 48 are reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. See Note 18, “Income Taxes” for additional information.

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

Foreign Currency Translation
We maintain the results of operations for our Russian office in the local currency and translate these results using the average exchange rates during the period. We translate the assets and liabilities to U.S. dollars using the exchange rate in effect at the balance sheet date. We reflect the resulting translation adjustments in stockholders’ equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive (loss) income, net of tax. To date, our only foreign currency exposure related to our management contracts are for management and incentive fees related to our properties in Russia and Belgium, which are denominated and paid in Rubles and Euros, respectively. Most of our foreign operations have been largely self-contained or U.S. dollar-denominated and as such, we have not been exposed to material foreign exchange risk.

Derivative Instruments
We have entered into three interest rate cap agreements, which are considered derivative instruments, in order to manage our interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on our earnings and cash flows. We record these agreements at fair value as either assets or liabilities. Amounts paid or received under these agreements are recognized over the life of the agreements as adjustments to interest expense. If the requirements for hedge accounting are met, gains and losses from changes in the fair value of the agreements are recorded as a component of accumulated other comprehensive (loss) income, net of tax. Otherwise, we recognize changes in the fair value of the agreements in the consolidated statement of operations. We do not enter into derivative financial instruments for trading or speculative purposes and monitor the financial stability and credit standing of our counterparties.

Fair Value of Financial Instruments
The Company considers the recorded cost of its financial assets and liabilities which consist primarily of cash and cash equivalents, accounts receivable, marketable securities, notes receivable, and accounts payable to approximate fair values of the respective assets and liabilities as of December 31, 2007 and 2006, as they are primarily short-term in nature. Our long-term debt is primarily variable rate, which is adjusted quarterly, and therefore, approximated fair value as of December 31, 2007 and 2006.

Earnings Per Share
We compute basic earnings per share by dividing net income by the weighted-average number of shares outstanding. Dilutive earnings per share include the diluted effect of outstanding stock-based compensation awards and minority interests that have the option to convert their limited partnership interests to common stock. No effect is presented for anti-dilutive securities.

Rebates and Allowances
We participate in various vendor rebate and allowance arrangements as a manager of hotel properties. There are three types of programs common in the hotel industry that are sometimes referred to as “rebates” or “allowances,” including unrestricted rebates, marketing (restricted) rebates and sponsorships. The primary business purpose of these arrangements is to secure favorable pricing for our hotel owners for various products and services or enhance resources for promotional campaigns co-sponsored by certain vendors. More specifically, unrestricted rebates are funds returned to the buyer, generally based upon volumes or quantities of goods purchased. Marketing (restricted) allowances are funds allocated by vendor agreements for certain marketing or other joint promotional initiatives. Sponsorships are funds paid by vendors, generally used by the vendor to gain exposure at meetings and events, which are accounted for as a reduction of the cost of the event.

Unrestricted rebates are refunded back to the properties or applied towards training programs for the properties. We account for marketing and sponsorship allowances as adjustments of the prices of the vendors’ products and services. Vendor rebates received for unrestricted and marketing allowances are recorded as accrued expenses on our consolidated balance sheets until utilized.

Recently Issued Accounting Pronouncements
In September 2006, FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement.

In December 2007, FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) was issued. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. The statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of this statement.

In December 2007, FASB Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”) was issued. SFAS 141(R) replaces SFAS 141, Business Combinations, however, it retains the fundamental requirements in SFAS 141. SFAS 141(R) defines the acquirer and the date of the combination for each business acquisition. SFAS 141(R), should be applied prospectively to business combinations for which the acquisition dates are on or after the start of the year beginning on or after December 15, 2008.

3.	INVESTMENTS IN JOINT VENTURES

Our investments in and advances to our joint ventures consist of the following (in thousands, except number of hotels):

	Number of	Our Equity	December 31,	December 31,
Joint Venture Investments	Hotels	Participation	2007	2006

CNL/IHC Partners, L.P.	3	15.0%	$2,825	$2,625
True North Tesoro Property Partners, L.P.	1	15.9%	—	1,381
Cameron S-Sixteen Hospitality, LLC	1	10.9%	399	487
Amitel Holdings, LLC	6	15.0%	4,065	3,903
RQB Resort/Development Investors, LLC	1	10.0%	1,378	447
Cameron S-Sixteen Broadway, LLC	1	15.7%	1,002	1,136
IHR Greenbuck Hotel Venture, LLC(1)	—	15.0%	2,038	362
Interstate Cross Keys, LLC	1	15.0%	557	—
IHR/Steadfast Hospitality Management, LLC(2)	—	50.0%	649	—
Steadfast Mexico, LLC	3	15.0%	6,133	—
IHR Invest Hospitality Holdings, LLC	2	15.0%	4,372	—
Harte IHR Trading Company, L.P,(3)	—	20.0%	2,356	—
Other	3	10.0%-50.0%	1,857	803

Total	22		$27,631	$11,144

(1)	Hotel number is not listed since this joint venture is in the process of developing hotels.

(2)	Hotel number is not listed as this joint venture owns only a management company.

(3)	Hotel number is not listed since this joint venture did not consummate the acquisition of four hotels from Blackstone until February 2008.

In March 2007, we invested $0.5 million to acquire a 15% interest in the 147-room Radisson Hotel Cross Keys in Baltimore, Maryland. We previously had managed this hotel for Blackstone.

In April 2007, the joint venture which owns the Doral Tesoro Hotel and Golf Club refinanced its existing debt and made a distribution to us of $1.8 million, which included the return of our initial investment of $1.5 million and a return on investment. As the distribution received was greater than our investment balance at the time of the distribution, the investment balance was reduced to zero with the remainder recorded as a deferred gain. The distribution did not impact our percentage investment ownership interest in the joint venture. In February 2008, the joint venture completed the sale of the property and we expect to recognize a gain on sale, including the recognition of the previously deferred gain in excess of $2.0 million in the first quarter of 2008.

In July 2007, we formed a strategic partnership with Steadfast Companies (“Steadfast”) to own and operate hotels in Mexico. We invested $5.7 million in an entity owned by Steadfast for a 15% ownership interest in a three-property portfolio of Tesoro® resorts located in Cabo San Lucas, Manzanillo and Ixtapa, Mexico. We have been informed that the joint venture plans to invest $10.0 million for comprehensive renovations and improvements at all three resort properties in 2008, of which our share is equal to $1.5 million. We also invested $0.5 million for a 50% interest in a separate joint venture with Steadfast to manage hotels. The new management joint venture, which is intended as a platform for further growth in Mexico, assumed management of the three-property portfolio of Tesoro® resorts upon its formation. This was our first international joint venture.

In August 2007, we entered a partnership with Premier Properties USA to develop and build three hotels. We will operate all three properties upon the completion of construction and own a 15% equity interest in the partnership. We anticipate breaking ground on the first property during the second quarter of 2008.

In November 2007, we invested $4.3 million in a joint venture with affiliates of Investcorp International, Inc., to acquire a 15% equity interest in the 321-room Hilton Seelbach in Louisville, Kentucky and the 226-room Crowne Plaza Madison in Wisconsin. We had previously managed these hotels for Blackstone.

Throughout 2007, we contributed an additional $1.7 million to an existing joint venture which will build approximately five aloft® hotels over the next several years, with the potential for additional development opportunities. Our joint venture partner is responsible for site selection, construction and development management, while we will operate the hotels. The joint venture has signed long-term franchise agreements for the first two properties. The property in Rancho Cucamonga, California is expected to open in May 2008, while the property in Cool Springs, Tennessee is expected to open in the September 2008.

In February 2008, we invested approximately $11.6 million to acquire a 20% equity interest in a joint venture with Harte Holdings of Cork, Ireland. The joint venture purchased four hotels from affiliates of The Blackstone Group for an aggregate price of $208.7 million. At the time of our investment, we managed three of the properties and had previously managed the fourth. The joint venture plans to invest more than $30 million of additional funds for renovations on the hotels over the 24 months following the acquisition, with our contribution expected to be approximately $2 million. The four properties included in the joint venture acquisition were the 142-room Latham Hotel in Washington, DC, the 198-room Sheraton Frazer Great Valley in Frazer, Pennsylvania, the 225-room Sheraton Mahwah in Mahwah, New Jersey and the 327-room Hilton Lafayette in Lafayette, Louisiana.

Subsequently in February 2008, we invested approximately $1.7 million for a 10% ownership interest in a joint venture with Pittsburgh-based FFC Capital Corporation. The joint venture acquired 22 limited service properties, which were converted to various Wyndham Worldwide brands upon closing. Our investment includes our share of capital improvements to re-brand, re-image, and reposition the hotels.

We also formed in 2008, a joint venture management company in which we hold a 50% ownership interest that will begin seeking management opportunities in India. We have committed to fund $0.5 million towards the working capital of the joint venture. Simultaneous with the formation of this management company, we and our partners committed to each invest $6.25 million in a private real estate fund that will seek opportunities to purchase and/or develop hotels in India.

We had net related party accounts receivable for management fees and reimbursable costs from the hotels owned by the joint ventures of $1.6 million and $1.5 million as of December 31, 2007 and December 31, 2006, respectively. We earned related party management fees from our joint ventures of $3.5 million, $4.8 million and $4.5 million for the year ended December 31, 2007, 2006 and 2005, respectively.

The recoverability of the carrying values of our investments in affiliates is dependent upon the operating results of the underlying real estate investments. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying investments could result in future impairment losses or the inability to recover the carrying value of these interests. We are not the primary beneficiary or controlling investor in any of these joint ventures, however we exert significant influence as the manager of the underlying assets, and therefore account for our interests using the equity method of accounting.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2007	2006

Land	$26,912	$10,269
Furniture and fixtures	28,841	17,437
Building and improvements	230,058	75,566
Leasehold improvements	5,695	5,889
Computer equipment	6,686	4,978
Software	12,336	12,244

Total	$310,528	$126,383
Less accumulated depreciation	(32,430)	(22,488)

Property and equipment, net	$278,098	$103,895

Wholly-owned hotel properties	7	4
Wholly-owned hotel rooms	2,045	963

5.	GOODWILL

As part of the purchase accounting for the MeriStar-Interstate merger in 2002, we recorded $92.1 million of goodwill. In October, 2004, we purchased Sunstone of which $4.7 million of the purchase price was allocated to goodwill. In 2006, we decreased goodwill by $13.2 million when we reduced the valuation allowance on our deferred tax assets for net operating losses that existed at the date of our merger with Old Interstate. We also reclassified $9.9 million of goodwill associated with the sale of our corporate housing subsidiary to assets held for sale in our consolidated balance sheets as of December 31, 2006. In 2007, we decreased goodwill by $7.1 million when we further reduced the valuation allowance on our deferred tax assets for net operating losses that existed at the date of our merger with Old Interstate. The carrying amount of goodwill was $66.6 million and $73.7 million as of December 31, 2007 and 2006, respectively.

Our goodwill is related to our hotel management segment. We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of our goodwill more frequently. Our evaluation completed in the fourth quarter of 2007 concluded that there was no impairment of goodwill. Our goodwill impairment analysis was based on future cash flows generated by existing hotel management contracts and did not assume projected revenues for anticipated or unsigned contracts. Our cash flow projections are based on our recent operating performance. These projections were based on assumptions made by management, which we believe to be reasonable.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	December 31,	December 31,
	2007	2006

Management contracts	$21,338	$35,940
Franchise fees	1,925	1,620
Deferred financing fees	3,619	2,538

Total cost	26,882	40,098
Less accumulated amortization	(9,033)	(9,890)

Intangible assets, net	$17,849	$30,208

The majority of our management contract costs were identified as intangible assets at the time of the merger in 2002 and through the purchase of Sunstone in 2004, as part of the purchase accounting for each transaction. We also capitalize external direct costs, such as legal fees, which are incurred to acquire new management contracts. We amortize the value of our intangible assets, over their expected contract term.

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $4.0 million, $2.5 million, and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. We also incurred amortization expense related to deferred financing fees of $1.7 million, $0.8 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. In the first quarter of 2005, $1.8 million of deferred financing fees was amortized in connection with the refinancing of our previous credit facility and repayment of our subordinated term loan. During the first quarter of 2007, $0.5 million of deferred financing fees related to our previous credit facility was amortized in connection with our entrance into a new $125.0 million senior secured credit facility (“Credit Facility”) and the related payoff of our previous credit facility and subordinated term loan. Amortization of deferred financing fees are included in interest expense.

In connection with the new Credit Facility, we recorded $2.2 million of financing fees, which will be amortized over the term of the new Credit Facility. During the second quarter of 2007, we recorded an additional $0.8 million of financing fees in connection with the amendment of our new Credit Facility. See Note 8, “Long-Term Debt,” for additional information related to the Credit Facility.

In the ordinary course of business, we incur acquisition costs related to obtaining management contracts in the form of consideration given as an incentive to the hotel owner to execute the management contract, often referred to in the industry as “key money”. These arrangements are in the form of a note receivable that is forgiven over the term of the management agreement. These amounts are capitalized as an intangible asset and amortized against management fee revenue over the life of the management contract using the straight-line method. As of December 31, 2007 and 2006, the unamortized balances were $4.1 million and $2.5 million, respectively.

We evaluate our capitalized management contracts for impairment when circumstances warrant. When we receive notification that a management contract will be terminated early, we evaluate when or if amortization should be accelerated. Once the management contract is terminated, we write-off the entire value of the intangible asset related to the terminated management contract as of the date of termination. In addition, effective January 1, 2007, we revised the estimated economic lives of the underlying management contracts for the remaining Blackstone properties to approximately four years as Blackstone had initiated plans to sell most of the portfolio of hotels within four years. We will continue to assess the recorded value of all management contracts and their related amortization periods as circumstances warrant.

For the year ended December 31, 2007, we recognized management contract impairment charges of $11.1 million, including $10.6 million directly related to the sale of 24 Blackstone properties and the termination of the related management contracts in 2007. We also recognized $0.5 million associated with eight properties sold by Sunstone REIT. During 2006, we recorded a loss of $8.3 million for the termination of management contracts of 18 MeriStar properties that were sold during the first quarter; $3.9 million for eight Blackstone properties terminated; $0.7 million resulting from the loss of 15 properties sold by Sunstone REIT; and $0.3 million associated with the loss of eight other management contracts. During 2005, we recorded a loss of $3.8 million for ten properties sold by MeriStar; $0.3 million for four hotels sold by Sunstone REIT; and $0.6 million related to other hotels sold by various owners.

Our estimated amortization expense for the next five years is expected to be as follows (in thousands):

2008	$3,633
2009	$3,522
2010	$2,453
2011	$564
2012	$405

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2007	2006

Salaries and employee related benefits	$27,837	$24,895
Other	37,115	43,500

Total	$64,952	$68,395

“Other” consists of legal expenses, sales and use tax accruals, property tax accruals, owners insurance for our managed hotels, general and administrative costs of managing our business and various other items. No individual amounts in “Other” represent more than 5% of current liabilities.

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2007	2006

Senior credit facility — term loan	$114,138	$40,526
Senior credit facility — revolver loan	40,000	—
Mortgage debt	57,525	43,700

Total long-term debt	211,663	84,226
Less current portion	(863)	(3,750)

Long-term debt, net of current portion	$210,800	$80,476

Senior Credit Facility
In March 2007, we entered into a new senior secured Credit Facility with various lenders. The Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the Credit Facility, we borrowed $65.0 million under the term loan, using a portion of it to pay off the remaining obligations under our previous credit facility. In May 2007, we amended the Credit Facility to increase the borrowings under our term loan by $50.0 million, resulting in a total of $115.0 million outstanding under the term loan, and increased the availability under our revolving loan to $85.0 million. The Credit Facility is scheduled to mature in March 2010. As of December 31, 2007, we had $45.0 million available under the revolving loan. In addition, we have the ability to increase the revolving Credit Facility and/or term loan by up to $75.0 million, in the aggregate, by and after seeking additional commitments from lenders and amending certain of our covenants. Simultaneously with the May 2007 amendment, we used the additional $50.0 million under the term loan, along with cash on hand, to purchase the 495-room Westin Atlanta Airport. In November 2007, we borrowed $40.0 million on the revolving loan, along with cash on hand to purchase the 288-room Sheraton Columbia. See Note 12, “Acquisitions and Dispositions,” for additional information relating to the purchases. We are required to make quarterly payments of $0.3 million on the term loan until its maturity date.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of December 31, 2007, based on those financial tests, borrowings under the term loan and the revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 7.6% per annum). We incurred interest expense of $7.9 million, $5.8 million and $6.1 million on the senior credit facilities for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2007, we were in compliance with the loan covenants of the Credit Facility.

Mortgage Debt
The following table summarizes our mortgage debt as of December 31, 2007:

	Principal	Maturity	Spread over	Interest Rate as of
	Amount	Date(1)	30-Day LIBOR	December 31, 2007

Hilton Arlington	$24.7 million	November 2009	135 bps	6.48%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	6.48%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1% is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made in the third year.

In April 2007, we repaid in full, $19.0 million of mortgage debt relating to the Hilton Concord. We incurred no prepayment penalties in connection with the early repayment. We incurred interest expense related to our mortgage loans of $4.1 million, $1.8 million and $1.0 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

Interest Rate Caps
We have entered into three interest rate cap agreements in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The following table summarizes our interest rate cap agreements as of December 31, 2007:

		Maturity	30-Day LIBOR
	Amount	Date	Cap Rate

March 2005 (Credit Facility)	$55.0 million	January 2008	5.75%
October 2006 (Hilton Arlington mortgage loan)	$24.7 million	November 2009	7.25%
February 2007 (Hilton Westchase mortgage loan)	$32.8 million	February 2010	7.25%

At December 31, 2007, the total fair value of these interest rate cap agreements was approximately $11. The change in fair value for these interest rate cap agreements was immaterial and is recognized in the consolidated statement of operations.

On January 11, 2008, we entered into an interest rate collar agreement for a notional amount of $110 million. The interest rate collar consists of an interest rate cap at 4.0% and an interest rate floor at 2.47% on the 30-day LIBOR rate. We receive the difference of the cap rate and 30-day LIBOR should LIBOR exceed the cap rate. We pay the difference of the floor rate and 30-day LIBOR should LIBOR fall below the floor rate. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010.

9.	EARNINGS PER SHARE

We calculate our basic earnings per common share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. Potentially dilutive shares include unvested restricted stock and stock options granted under our various stock compensation plans and operating partnership units held by minority partners. In periods in which there is a loss from continuing operations, diluted shares outstanding will equal basic shares outstanding to prevent anti-dilution. Basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Year Ended
	December 31, 2007			December 31, 2006			December 31, 2005
			Per Share			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Income from continuing operations	$2,464	31,640	$0.08	$26,716	31,105	$0.86	$8,786	30,505	$0.29
Income from discontinued operations, net of tax	20,364	—	0.64	3,063	—	0.10	4,091	—	0.13

Basic net income	$22,828	31,640	$0.72	$29,779	31,105	$0.96	$12,877	30,505	$0.42
Assuming exercise of all outstanding employee stock options less shares repurchased at average market price	—	35	—	—	266	(0.01)	—	122	—
Assuming vesting of restricted stock grants	—	288	(0.01)	—	171	(0.01)	—	181	—

Diluted net income	$22,828	31,963	$0.71	$29,779	31,542	$0.94	$12,877	30,808	$0.42

10.	SEGMENT INFORMATION

We are organized into two reportable segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable segment, corporate housing, was disposed of on January 26, 2007, with the sale of BridgeStreet and its affiliated subsidiaries. Each segment is managed separately because of its distinctive economic characteristics. Reimbursable expenses, classified as “other revenue and expenses from managed properties” on the statement of operations, are not included as part of this segment analysis. These reimbursable expenses are all part of the hotel management segment.

Hotel ownership includes our wholly-owned hotels and joint venture investments. For the hotel ownership segment presentation, we have allocated internal management fee expense of $2.1 million and $0.8 million for the years ended December 31, 2007, and 2006, respectively, to wholly-owned hotels. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Interest expense related to hotel mortgages and other debt drawn specifically to finance the hotels is included in the hotel ownership segment. As of January 1, 2007, and throughout the year, our entire debt balance relates to our hotel ownership segment.

Hotel management includes the operations related to our managed properties, our purchasing, construction and design subsidiary and our insurance subsidiary. Revenue for this segment consists of “management fees”, “termination fees” and “other” from our consolidated statement of operations. Our insurance subsidiary, as part of the hotel management segment, provides a layer of reinsurance for property, casualty, auto and employment practices liability coverage to our hotel owners.

Corporate is not a reportable segment but rather includes costs that do not specifically relate to any other single segment of our business. Corporate includes expenses related to our public company structure, certain restructuring charges, Board of Directors costs, audit fees, and an allocation for rent and legal expenses. Corporate assets include the Company’s cash accounts, deferred tax assets, deferred financing fees and various other corporate assets.

Due to the sale of our third reportable segment, corporate housing, in January 2007, the operations of this segment are included as part of discontinued operations on the consolidated statement of operations for all periods presented. The assets related to this segment have been presented as assets held for sale on the consolidated balance sheet as of December 31, 2006. The assets of our corporate housing segment were $28.4 million and $26.7 million as of December 31, 2006, and 2005, respectively, are separately included within the corporate assets in the segment presentation below. As the corporate housing segment was sold, we have not presented it within the following segment presentation. See Note 12, “Acquisitions and Dispositions” for more information on the disposition of the segment.

Capital expenditures includes the “acquisition of hotels” and “purchases of property and equipment” from our cash flow statement. All amounts presented are in thousands.

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated

2007
Revenue	$74,198	$81,835	$—	$156,033
Depreciation and amortization	8,313	5,851	311	14,475
Operating expense	54,619	69,572	5,154	129,345

Operating income (loss)	11,266	6,412	(5,465)	12,213
Interest expense, net	(11,630)	—	—	(11,630)
Equity in earnings of joint ventures	2,381	—	—	2,381
Other gains	—	—	—	—

Income before minority interests and income taxes	$2,017	$6,412	$(5,465)	$2,964

Total assets	$309,410	$124,617	$36,851	$470,878
Capital expenditures	$184,633	$1,317	$186	$186,136
2006
Revenue	$27,927	$112,754	$—	$140,681
Depreciation and amortization	2,441	3,823	457	6,721
Operating expense	21,608	66,637	5,064	93,309

Operating income (loss)	3,878	42,294	(5,521)	40,651
Interest expense, net	(1,901)	—	(4,560)	(6,461)
Equity in earnings of joint ventures	9,858	—	—	9,858
Other gains	—	—	162	162

Income before minority interests and income taxes	$11,835	$42,294	$(9,919)	$44,210

Total assets	$115,225	$148,064	$70,401	$333,690
Capital expenditures	$55,554	$1,498	$370	$57,422
2005
Revenue	$12,638	$89,013	$—	$101,651
Depreciation and amortization	1,171	6,113	756	8,040
Operating expense	11,261	58,000	8,255	77,516

Operating income (loss)	206	24,900	(9,011)	16,095
Interest expense, net	(1,093)	—	(7,878)	(8,971)
Equity in earnings of joint ventures	3,492	—	—	3,492
Other gains	4,326	—	332	4,658

Income before minority interests and income taxes	$6,931	$24,900	$(16,557)	$15,274

Total assets	$54,999	$181,899	$56,182	$293,080
Capital expenditures	$45,475	$1,050	$246	$46,771

Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands)(1) (2):

	2007	2006	2005

Russia	$12,627	$9,595	$8,189
Other	$826	$726	$813

(1)	Revenues for the United Kingdom and France related to solely to BridgeStreet operations have been reclassified as discontinued operations on the consolidated statement of operations for the related periods due to the sale of BridgeStreet during the first quarter of 2007 and therefore have not been included in the above table. Revenues for the United Kingdom and France related solely to BridgeStreet operations were $2.8 million and $0.2 million; $36.7 million and $2.6 million; and $29.5 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Management fee revenues from our managed properties in Mexico are recorded through our joint venture, IHR/Steadfast Hospitality Management, LLC, and as such, are included in equity in earnings in our consolidated statements of operations for the year ended December 31, 2007.

A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 48.2% of our managed properties as of December 31, 2007, and 69.0% of our base and incentive management fees for the year ended December 31, 2007. As of December 31, 2007, we managed 12 hotels for Blackstone and 29 hotels and two ancillary service centers for Sunstone. Total management fees for all MeriStar/Blackstone properties accounted for $8.6 million, or 13.4% of management fees in 2007, while the Sunstone properties accounted for $9.2 million, or 14.5% of total management fees in 2007.

As of December 31, 2007, we managed five hotels in Moscow for a single owner, two of which were additions in 2007. These hotels accounted for $12.6 million, or 19.8%, of total management fees in 2007, while properties owned by Equity Inns, Inc., accounted for $3.8 million, or 5.9%, of total management fees in 2007.

For the year ended 2007, we managed eight hotels for three separate owners which accounted for 4,197, or 9.8% of total managed rooms. These properties accounted for $9.8 million, or 15.3%, of total management fees in 2007.

11.	RESTRUCTURING EXPENSES

Restructuring expenses for the year ended December 31, 2005 was $2.0 million with no similar expenses in 2006 and 2007. In 2005, approximately $1.8 million related to the departure of our former chief executive officer, Steven D. Jorns.

12.	ACQUISITIONS AND DISPOSITIONS

For properties acquired from Blackstone that we managed prior to the purchase, we were entitled to termination fees pursuant to the preexisting management agreements for those properties. Under Emerging Issues Task Force Issue 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination”, the settlement of the preexisting management agreements (including the payment of the termination fees) requires accounting separate from the acquisition of the properties. Under EITF 04-1, the effective settlement of a management agreement with respect to an acquired property is required to be measured at the lesser of (x) the amount by which the agreement is favorable or unfavorable from our perspective when compared to pricing for current market transactions for the same or similar management agreements and, (y) the stated settlement provisions that are unfavorable to the seller. Therefore, in connection with the purchase of a hotel being managed by us, we will evaluate the terms of the contract and record the lesser amount, if any, as income from the settlement of the management contract and a corresponding increase in the recorded purchase price. We determined that the stated contract termination fee provisions were the lesser of the two amounts for the Westin Atlanta Airport, the Hilton Houston Westchase, and the Sheraton Columbia in 2007, and the Hilton Arlington in 2006. As a result we recorded termination fees in 2007 and 2006 of $3.1 million and $0.8 million, respectively.

Acquisitions
In November 2007, we acquired the 288-room Sheraton Columbia hotel, from an affiliate of Blackstone, for a total acquisition cost of $48.3 million, including normal and customary closing costs. We funded the acquisition through a combination of borrowings on our Credit Facility and cash on hand. From November 29, 2007, to December 31,

2007, hotel revenues and operating income of $1.1 million and $0.1 million, respectively, have been included in our consolidated statement of operations. The preliminary allocation of the acquisition cost of the hotel was as follows (in thousands):

Land	$3,700
Buildings and improvements	42,510
Furniture and fixtures	1,757
Working capital	331

Total	$48,298

In May 2007, we acquired the 495-room Westin Atlanta Airport hotel, from an affiliate of Blackstone, for a total acquisition cost of $76.1 million, including normal and customary closing costs. We funded the acquisition through a combination of borrowings on our Credit Facility and cash on hand. From May 24, 2007, to December 31, 2007, hotel revenues and operating income of $13.6 million and $2.2 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$4,419
Buildings and improvements	68,897
Furniture and fixtures	2,297
Working capital	474

Total	$76,087

In February 2007, we acquired the 297-room Hilton Houston Westchase hotel, from an affiliate of Blackstone, for a total acquisition cost of $51.9 million, including normal and customary closing costs. We financed the acquisition through a non-recourse mortgage loan of $32.8 million and the remainder with a combination of cash on hand and borrowings on our previous credit facility. From February 8, 2007, to December 31, 2007, hotel revenues and operating income of $16.6 million and $3.7 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$8,525
Buildings and improvements	37,989
Furniture and fixtures	5,179
Working capital	226

Total	$51,919

On October 17, 2006, we acquired the 308-room Hilton Arlington hotel, from affiliates of Blackstone. The acquisition cost was $37.0 million, including normal and customary closing costs. On the date of the acquisition, Blackstone owed us $14.6 million, on a present value basis, for unpaid termination fees from the termination of this management contract and 48 others. We received credit for these unpaid termination fees at closing. We financed the remainder of the purchase through a non-recourse mortgage loan of $24.7 million. From October 17, 2006, to December 31, 2006, hotel revenues and operating income of $2.5 million and $0.2 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$3,284
Buildings and improvements	28,125
Furniture and fixtures	5,929
Intangible assets	354
Working capital	(669)

Total	$37,023

On June 27, 2006, we acquired the 131-room Hilton Garden Inn Baton Rouge Airport hotel. The acquisition cost was $14.5 million, including normal and customary closing costs. We financed the purchase through borrowings on our previous credit facility and available cash. From June 27, 2006, to December 31, 2006, hotel revenues and operating income of $2.3 million and $0.5 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$1,375
Buildings and improvements	12,087
Furniture and fixtures	1,022
Working capital	44

Total	$14,528

On November 21, 2005, we acquired the 195-room Hilton Durham hotel near Duke University. The acquisition cost was $14.1 million including normal and customary closing costs. We financed the purchase through borrowings on our previous credit facility and available cash. From November 21, 2005, to December 31, 2005, hotel revenues of $0.5 million and an operating loss of $40, respectively, have been included in our statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$909
Building and improvements	10,972
Furniture and fixtures	2,169

Total	$14,050

On February 11, 2005, we acquired the 331-room Hilton Concord hotel. The acquisition cost was $30.0 million, including normal and customary closing costs. We financed the purchase through borrowings on our previous credit facility and a $19.0 million mortgage. From February 11, 2005 to December 31, 2005, hotel revenues and operating income of $12.1 million and $1.5 million, respectively, have been included in our statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$4,700
Building and improvements	23,235
Furniture and fixtures	2,000
Working capital	105

Total	$30,040

We are providing the pro forma financial information for all of our hotel acquisitions as set forth below, which presents the combined results as if our acquisitions had occurred on January 1, 2005. This pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
	(Unaudited)	(Unaudited)

Pro forma lodging revenues	$100,293	$95,439
Pro forma operating income	$15,968	$52,446
Pro forma net income	$23,131	$30,683
Pro forma diluted earnings per share	$0.72	$0.97

Dispositions
On January 26, 2007, we sold our BridgeStreet corporate housing subsidiary for total proceeds of approximately $42.4 million. Our corporate housing business had been classified as its own reportable segment. We classified the assets and liabilities relating to this subsidiary as held for sale in our consolidated balance sheet at December 31, 2006 as detailed in the following table (in thousands):

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

The operations of the corporate housing subsidiary have been classified as discontinued operations in our consolidated statement of operations for all periods presented. The following table summarizes operating results and our segment reporting of our corporate housing subsidiary:

	Year Ended December 31,
	2007	2006	2005

Revenue	$8,500	$134,057	$120,519
Depreciation and amortization	—	1,533	1,101
Operating expense	8,969	127,927	116,206

Operating income (loss)	$(469)	$4,597	$3,212
Gain on sale	20,541
Interest expense	—	19	—

Income before minority interest and taxes	$20,072	$4,578	$3,212
Income tax (expenses) benefit	90	(1,515)	(1,012)

Income from discontinued operations, net of taxes	$20,162	$3,063	$2,200

On September 7, 2005, we sold the Pittsburgh Airport Residence Inn by Marriott for $11.0 million and recognized a gain on sale of $2.5 million. We received an additional distribution of $0.2 million during the second quarter of 2007 that had been held in escrow for any contingent liabilities. The resulting adjustment to our gain on sale of $0.2 million, net of tax, has been recorded as part of discontinued operations in our 2007 consolidated statement of operations. The following table summarizes the revenues and income before taxes of the hotel and the related gain on the sale of the hotel:

	As of December 31,
	2007	2006	2005

Revenue	$—	$—	$2,345
Income before taxes	204	—	3,152
Income from discontinued operations, net of taxes	202	—	1,891

13.	RELATED-PARTY TRANSACTIONS

Transactions with MeriStar Prior to its Acquisition by Blackstone
On May 2, 2006, an affiliate of The Blackstone Group acquired Meristar. Meristar had previously been considered a related party, as our the Chairman of our Board, Paul Whetsell, was also the CEO of MeriStar. Mr. Whetsell did not become part of the Blackstone management team, and we therefore do not consider Blackstone to be a related party. As such, the line items “due from related parties” on our consolidated balance sheet do not include any amounts associated with Blackstone at December 31, 2007 and 2006. On our consolidated statement of operations, the line items “management fees — related parties” and “termination fees — related parties” during the full year of 2007, and for the period from May 2, 2006 through December 31, 2006, also do not include any amounts associated with Blackstone. Fees received from Meristar prior to May 2, 2006 do continue to be included in “management fees — related parties” and “termination fees — related parties.” Our management agreements for the hotels Blackstone acquired as a result of the transaction are currently in place and were not affected by the transaction, as the rights and duties (including with respect to budget setting, asset management and termination) under those contracts were assumed by Blackstone.

On May 2, 2006, we managed 44 properties owned by MeriStar. We recorded $14.6 million and $23.9 million in management and termination fees from MeriStar for the years ended December 31, 2006 and 2005, respectively.

Corporate-Level Transactions with Directors
We held a non-controlling 0.5% general partnership interest and a non-controlling 9.5% limited partnership interest in MIP Lessee, L.P., a joint venture between entities related to Oak Hill Capital Partners, L.P. and us. MIP Lessee owned seven full-service hotels. The joint venture had outstanding borrowings of $143.7 million of non-recourse loans as of December 31, 2004, from Lehman Brothers Holdings Inc., an entity related to Lehman Brothers Inc. At the time of the transaction, two of our directors were employed by Lehman Brothers, Inc. The non-recourse loans from Lehman Brothers Holdings Inc. were refinanced in February 2005 with a new debt facility with which Lehman is not affiliated. In December 2006, the seven properties were sold. Upon completion of the sale, we recognized our portion of the gain of approximately $5.4 million, which is recorded as part of equity in earnings of affiliates on our consolidated statement of operations for the year ended December 31, 2006. During 2007, we received a distribution of the remaining proceeds of $0.6 million, which is recorded in equity in earnings of affiliates on our consolidated statement of operations. We recorded management fees of approximately $1.9 million, and $1.8 million for the years ended December 31, 2006 and 2005, from the seven hotels managed for this joint venture.

Property-Level Transactions with Directors
We held a 49.5% non-controlling equity interest in two limited partnerships with FelCor Lodging Trust, Inc. (“FelCor”), that owned eight hotels for which we made a total investment of approximately $8.7 million. FelCor owned the remaining 50.5% of the partnerships. We also entered into a $4.2 million non-recourse promissory note with FelCor. The note was collateralized solely by our equity interest in the joint venture and provided for repayments only to be made to the extent the joint venture made distributions to us. The partnerships borrowed an aggregate of $52.3 million of non-recourse loans from Lehman Brothers Bank, FSB, an entity related to Lehman Brothers Inc. At the time of the transaction, two of our directors were employed by Lehman Brothers, Inc. These borrowings were secured by the partnerships’ hotels.

In March 2005, the lenders, with the joint venture’s acquiescence, initiated foreclosure proceedings, which were completed in September 2005. The joint venture no longer holds title to any of the hotel assets and has no other operations from which to generate cash. Accordingly, we derecognized the liability related to our original $4.2 million note. The derecognition of the remaining principal of $3.7 million and $0.6 million of accrued interest is recorded as an ordinary gain for the extinguishment of debt of $4.3 million in our statement of operations for the year ended December 31, 2005.

We held a 25% non-controlling equity interest in and managed the Houston Astrodome/Medical Center Residence Inn by Marriott in Houston, Texas. Mr. Alibhai, one of our directors, held a 22.5% ownership interest in the hotel. The hotel was sold in December 2005 and we recorded a gain and received proceeds on our portion of the sale of $1.1 million.

In March 2005, we entered into management contracts for 22 hotels owned by a private investment fund managed by affiliates of Goldman Sachs and Highgate Holdings. Highgate Holdings was affiliated with three of our Board of Directors at the time of the transaction. We were notified in early 2006 that we would be terminated as the manager and Highgate Holdings would begin managing all but one of the properties. The 21 properties which we have ceased to manage accounted for approximately $0.8 million and $3.1 million in management fees for the twelve months ended December 31, 2006 and 2005 respectively.

In January 2007, we were selected to manage two Boston-area hotels recently acquired by affiliates of CapStar Hotel Company LLC, which we refer to “CapStar”. Paul Whetsell, the Chairman of our Board, is the founder and CEO of CapStar Hotel Company LLC. Additionally, we sublet space in our corporate office and perform accounting and administrative services for CapStar pursuant to a shared-services agreement.

On March 9, 2007, we entered into a senior secured credit facility with various lenders. Lehman Brothers Inc. was the sole lead arranger and sole bookrunner for the new facility. At the time of the transaction, one of our directors was employed by Lehman Brothers, Inc. The senior secured credit facility replaced our prior amended and restated senior secured credit facility and provided aggregate loan commitments of a $65 million term loan and a $60 million revolving credit facility. In May 2007, we amended the Credit Facility to increase the borrowings under our term loan by $50.0 million, resulting in a total of $115.0 million outstanding under the term loan, and increased the availability under our revolving loan to $85.0 million. The Credit Facility is scheduled to mature in March 2010.

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

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 for employee stock-based awards granted, modified or settled on or after January 1, 2003 and recorded compensation expense based on the fair value of the stock-based awards at the date of grant. All stock-based awards granted in fiscal years prior to 2003, which were accounted for under the intrinsic value method, were fully vested as of December 31, 2005. If we had applied the fair value method to all awards granted prior to January 1, 2003, it would have had no impact on diluted earnings per share for the fiscal years ended 2004 and 2005. In addition, the adoption of SFAS No. 123R in 2006 had no effect on the compensation cost which we have recorded related to stock-based awards, net income and basic and diluted earnings per share for the year ended December 31, 2006.

Since our merger with MeriStar in 2002, we maintained two stock-based compensation plans. Under these plans, we have the ability to issue and award officers, key employees and non-employee directors, options to purchase our common stock and restricted shares of our common stock. The Employee Incentive Plan authorizes us to issue and award stock options and restricted shares for up to 15% of the number of outstanding share of our common stock. We may grant awards under the plan to officers and other key employees. The Director’s Plan authorizes us to issue and award options for up to 500,000 shares of common stock for non-employee directors. Under both plans, stock-based awards typically vest in three annual installments beginning on the date of grant and on subsequent anniversaries, assuming the continued employment of the recipient. Options granted are exercisable for ten years from the grant date. Restricted stock awards require no payment from the recipient.

In 2007, upon approval by our shareholders, we adopted the Interstate Hotels & Resorts Inc. 2007 Equity Award Plan (“2007 Equity Award Plan”). The 2007 Equity Award Plan provides for an aggregate of 3,000,000 shares of our common stock to be available for issue and awards to officers, key employees and non-employee directors. Options granted under the plan will have a term of no more than 10 years and an option price not less than the fair market value of our common stock at the time of grant. Under the plan, stock-based awards typically vest in four annual installments beginning on the date of grant and on subsequent anniversaries, assuming the continued employment of the recipient. All stock based compensation issued and awarded prior to the adoption of the 2007 Equity Award Plan will continue to be administered through either The Employee Incentive Plan or The Directors Plan. All stock based compensation issued and awarded in 2007 and thereafter, will be administered under the 2007 Equity Award Plan. At December 31, 2007, approximately 2.7 million shares of common stock were available for future grants under the 2007 Equity Award Plan.

For stock subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. The stock-based compensation expense for stock option grants was $0.1 million, $0.1 million and $0.3 million for 2007, 2006 and 2005, respectively. The stock-based compensation expense for restricted stock grants was $1.0 million, $0.9 million and $1.2 million for 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was $2.1 million of unrecognized compensation cost related to unvested stock awards granted under the compensation plans noted above. The cost is expected to be recognized through the third quarter of 2011 with a weighted-average recognition period of two years.

In calculating the compensation expense for options granted, we have estimated the fair value of each grant issued through December 31, 2007 using the Black-Scholes option-pricing model. The fair value of stock options granted have been calculated based on the stock price on the date of the option grant, the exercise price of the option and the following assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience. These assumptions are the weighted-average of the assumptions used for all grants which occurred during the respective fiscal year.

	2007	2006	2005

Expected volatility	35.4%	31.1%	31.0%
Risk-free interest rate	4.6%	5.1%	4.1%
Expected life of options	6.0 years	6.0 years	3.5 years
Expected dividend yield	0%	0%	0%
Forfeiture rate	2.0%	2.0%	N/A

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

Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on past turnover data with further consideration given to the level of the employees to whom the options were granted. A forfeiture rate was not part of the assumptions for 2005 as it was not required under SFAS No. 123. During 2007, the majority of our forfeited shares were from fully vested options and as such, had no effect on our forfeiture rate.

A summary of option activity under the equity-based compensation plans as of December 31, 2007, and changes during the twelve months then ended is as follows:

			Aggregate
	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price/Share	Value

Options outstanding at December 31, 2006	495,413	$6.81
Granted	40,000	$6.97
Exercised	(48,141)	$3.94
Forfeited	(98,839)	$10.23

Options outstanding at December 31, 2007	388,433	$6.31	$73,477

Options exercisable at December 31, 2007	292,606	$6.37	$73,477

The weighted average grant-date fair value of options granted was $3.49, $2.71 and $1.38 per share in 2007, 2006 and 2005, respectively. The total intrinsic value of stock options exercised was $0.1 million, $2.4 million and $0.1 million in 2007, 2006 and 2005, respectively. The weighted average remaining contractual life for all options outstanding and all options exercisable under these plans at December 31, 2007 was 5.7 years.

Cash received from options exercised was $0.2 million, $3.0 million and $0.1 million in 2007, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million and $0.9 million in 2007 and 2006, respectively, and was immaterial for 2005 due to limited option exercise activity.

A summary of the restricted stock activity under the equity-based compensation plans as of December 31, 2007, and changes during the twelve months then ended is as follows:

		Weighted
		Average
	Number of	Grant-
	Restricted	Date Fair
	Shares	Value

Unvested at December 31, 2006	326,577	$5.40
Granted	291,200	$5.97
Vested	(141,246)	$5.30
Forfeited	—	$—

Unvested at December 31, 2007	476,531	$5.78

The total intrinsic value of restricted stock which vested during the twelve months ended December 31, 2007 was approximately $0.9 million.

15.	COMMITMENTS AND CONTINGENCIES

Insurance Matters
As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of December 31, 2007, only 42 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on the information, we believe the ultimate resolution of this situation will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. The amount of our receivable exceeds the dividend amounts claimed by the prior carrier. We have reserved the amount of the excess given the financial condition of the carrier. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly, there was no effect on the statement of operations in 2005, 2006 or 2007. We will continue to pursue collection of our receivable and do not expect to pay any amounts to the prior carrier prior to reaching an agreement with them regarding the contractual amounts due to us. To the extent we do not collect sufficiently on our receivable and pay amounts that we have been invoiced, we will vigorously attempt to recover any additional amounts from our owners. We are engaged in ongoing discussions to bring this matter to a conclusion.

Insurance Receivables and Reserves
We earn insurance revenues through direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims, claims incurred but not reported and claims settlement expenses. We provide a reinsurance layer between the primary and excess carrier that we manage through our captive insurance subsidiary. We employ outside consultants to evaluate the adequacy of the amount of reserves we record. We have engaged a recognized actuarial firm to analyze our loss experience and calculate our loss reserves. At December 31, 2007 and 2006, our reserve for claims was $1.6 million and $1.2 million, respectively.

Leases
As of December 31, 2007, our lease obligations consist of office space for our corporate offices. Rent expense under leases for office space amounted to $2.5 million, $2.9 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005. Future minimum lease payments required under these operating leases as of December 31, 2007 were as follows (in thousands):

2008	$3,420
2009	3,447
2010	3,530
2011	3,614
2012	3,702
Thereafter	3,152

Total	$20,865

The operating lease obligations shown in the table above have not been reduced by non-cancelable subleases related to our former corporate office space. We remain secondarily liable under this lease in the event that the sub-lessee defaults under the sublease terms. Given the size and financial stability of the sub-lessee, we do not believe that any payments will be required as a result of the secondary liability provisions of the primary lease agreements. We expect to receive minimum payments under this sublease as follows (in thousands):

2008	$1,133
2009	1,179
2010	1,226
2011	1,275
2012	1,326
Thereafter	913

Total	$7,052

Commitments Related to Management Agreements and Hotel Ownership
Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $4.5 million to these hotel owners in the form of advances or loans. The timing of future investments or working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.

In connection with our owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of December 31, 2007, we had ongoing renovation and property improvement projects with remaining costs to complete of approximately $35 million, of which approximately $15 million and $12 million is directly attributable to comprehensive renovation programs for the Westin Atlanta Airport and the Sheraton Columbia, respectively. Both plans are expected to commence and be materially completed during 2008.

In connection with our equity investments in hotel real estate, we are partners or members of various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. In 2008, we have committed to contribute additional capital of approximately $2.7 million for the development of four hotels through two of our joint ventures and approximately $1.7 million for renovation programs at 11 of our other joint venture hotels. Generally, in an event that we do not make required capital contributions, our ownership interest will be diluted, dollar for dollar, equal to any amounts funded on our behalf by our partner(s). Concurrent with the formation of our management platform in India, we committed to co-invest with each partner investing $6.25 million to acquire a general partnership interest in the Duet Hotel Investment Fund. Additionally, we committed to fund $0.5 million for our share of the working capital of the joint venture. The U.K.-based, real estate investment fund dedicated solely to the investment of hotels in India.

Letters of Credit
As of December 31, 2007, we had a $1.0 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2008. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, the lender has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on the consolidated balance sheet. We also have a $0.8 million letter of credit outstanding in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. The letter of credit expires on March 31, 2008. We are required by the insurance carrier to deliver the letter of credit to cover its risk in the event the properties default on their required payments related to the surety bonds.

Contingent Liabilities Related to Partnership Interests
In connection with one of our development joint ventures, we have agreed to fund a portion of any development and construction cost overruns up to $0.6 million of the approved capital spending plan for each hotel developed and constructed by our joint venture, IHR Greenbuck Hotel Venture. We believe that with our experience in project management and design, the risk of any required additional funding in excess of our planned equity investments is minimal. However certain circumstances throughout the design and construction process could arise that may prevent us from completing the project with total costs under the 110% and therefore require us to contribute additional funding.

Additionally, we own interests in several other partnerships and joint ventures. To the extent that any of these partnerships or joint ventures become unable to pay its obligations, those obligations would become obligations of the general partners. We are not the sole general partner of any of our joint ventures. The debt of all investees is non-recourse to us and we do not guarantee any of our investees’ obligations. Furthermore, we do not provide any operating deficit guarantees or income support guarantees to any of our joint venture partners. While we believe we are protected from any risk of liability because our investments in these partnerships as a general partner were conducted through the use of single-purpose entities, to the extent any debtors pursue payment from us, it is possible that we could be held liable for those liabilities, and those amounts could be material.

16.	STOCKHOLDERS’ EQUITY AND MINORITY INTERESTS

Common Stock
As of December 31, 2006, 31,540,926 common shares were issued and 31,524,126 were outstanding. During 2007, we issued 48,141 shares of common stock through the exercise of stock options, 90,242 shares of common stock through the vesting of restricted stock (after adjusting for payroll tax net downs) and 39,508 shares of common stock through the redemption of Class A operating partnership units. As a result, at December 31, 2007, 31,718,817 shares of our common stock were issued and 31,702,017 were outstanding. Each holder of common stock is entitled to one vote per share on all matters submitted to a vote of stockholders.

Operating Partnership Units
Interstate Operating Company, L.P., our subsidiary operating partnership, indirectly holds substantially all of our assets. We are the sole general partner of that partnership. Along with 41 independent third-parties, we are also a limited partner of the partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. The agreement also gives us, as general partner, the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series. These interests may have such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.

Currently, the partnership has only Class A units of limited partnership interests outstanding. We and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock. The holders of each Class A unit not held by us or one of our subsidiaries may redeem it for cash equal to the value of one share of our common stock or, at our option, one share of our common stock. Throughout 2007, the other limited partners redeemed 39,508 Class A units and as of December 31, 2007, they continue to own 55,043 Class A units. At December 31, 2007 and 2006, the redemption value of the outstanding operating partnership units was $0.2 million and $0.7 million, respectively.

We did not make any distributions during 2007, 2006 or 2005 to the holders of the Class A units. All net income and capital proceeds received by the partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A units in proportion to the number of units owned by each holder.

17.	EMPLOYEE BENEFIT PLANS

Employee Healthcare Plans
Our Associates Benefits Choices plan provides healthcare benefits for the majority of our employees. The plan is administered through a third party vendor. The estimated extended liability reserve for this plan was approximately $12.2 million and $11.3 million as of December 31, 2007 and 2006, respectively. Substantially all of this liability is related to property level employees, the cost of which is reimbursed to us by the hotel owners. This plan does not provide any post-employment or post-retirement benefits. Only active employees are eligible for the healthcare benefits. In addition, our Sunstone subsidiary maintains benefit plans for all of its employees at the property level. The estimated extended liability reserve for these plans was $5.1 million and $7.2 million at December 31, 2007 and 2006, respectively. These amounts are reflected as liabilities on our consolidated balance sheet. We have also recorded a corresponding receivable for these amounts as we are indemnified by Sunstone REIT for the payment of these liabilities.

Defined Contribution Plans
We maintain two defined contribution savings plans for our employees. Eligibility for participation in the plans is based on an employee meeting certain minimum age and service requirements. Employer matching contributions are based on a percentage of employee contributions. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan in which they participate. We incurred expenses related to employees at our corporate offices of approximately $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. We incurred reimbursable expenses related to hotel employees of $3.0 million, $2.9 million, and $3.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Deferred Compensation Plans
We maintain a deferred compensation plan for certain executives and hotel general managers by depositing amounts into trusts for the benefit of the participating employees. During 2005, participant contributions were frozen due to pending legislation related to such plans being introduced by the IRS in that year. A plan amendment was made in 2006 and participation was then allowed. We recorded approximately $0.1 million, $0.1 million and $0.4 million for a discretionary match for the 2007, 2006 and 2005 plan years, respectively. Amounts in the trusts earn investment income, which serves to increase the corresponding deferred compensation obligation. Investments, which are recorded at market value, are directed by us or the participants, and consist principally of mutual funds. Unrealized gains and losses have not been significant to our consolidated financial statements for any years presented.

18.	INCOME TAXES

We adopted FIN 48 on January 1, 2007. We performed a comprehensive review of our tax positions in accordance with the more-likely-than-not standard established by FIN 48. The result of the implementation of FIN 48 did not have a material effect on our consolidated financial position or results of operations. There are no unrecognized tax benefits that, if recognized would affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We will recognize interest and penalties accrued related to any unrecognized tax benefits in income tax expense. For the year ended December 31, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses or penalties recognized during the quarter.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and several foreign jurisdictions in which we operate. As of December 31, 2007, our open tax years for federal, state and local jurisdictions that remain subject to examination range from 2001 through 2006.

Our effective income tax expense (benefit) rate for the years ended December 31, 2007, 2006, and 2005 differs from the federal statutory income tax rate as follows:

	2007	2006	2005

Statutory tax rate	35.0%	35.0%	35.0%
State and local taxes	5.0	5.2	5.0
Foreign subsidiaries rate	70.5	—	—
Business meals and entertainment	1.7	0.2	0.3
Employment related tax credits	(34.4)	(3.8)	(13.7)
Foreign tax credits	(70.9)	—	—
Valuation allowance	4.8	1.4	13.7
Other	3.3	1.3	1.5

	15.0%	39.3%	41.8%

The components of income tax expense (benefit) are as follows:

	2007	2006	2005

Current:
Federal	$—	$2,356	$350
State	150	1,300	609
Foreign	2,245	16	43

	$2,395	$3,672	$1,002

Deferred:
Federal	$(1,715)	$11,512	$4,501
State	(245)	2,087	812
Foreign	—	—	—

	(1,960)	13,599	5,313

	$435	$17,271	$6,315

We have net income tax refunds receivable at December 31, 2007 of $0.4 million. Our income taxes payable at December 31, 2006 was $1.3 million. The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Allowance for doubtful accounts	$2,038	$1,069
Minority interest temporary difference	245	246
Net operating loss carryforward	7,880	7,999
Accrued expenses	1,634	3,048
Amortizable intangible assets (management contracts)	11,953	16,138
Employment related tax credits	13,045	11,264
Foreign and alternative minimum tax credits	2,335	312
Investments in affiliates	6,174	7,410

Total gross deferred tax assets	45,304	47,486
Less: valuation allowance	(20,641)	(31,567)

Deferred tax assets	24,663	15,919

Deferred tax liabilities:
Depreciation and amortization expense	(1,333)	(673)
Prepaid expense	(344)	(182)
Other	(943)	(2,613)

Deferred tax liabilities	(2,620)	(3,468)

Net deferred taxes	$22,043	$12,451

Our deferred tax assets primarily consist of net operating loss carryforwards, asset basis differences between GAAP and tax, mainly for investment in affiliates and intangible assets (management contracts), and employment related tax credits. Our valuation allowance is primarily related to these same assets.

Management evaluates the expected future utilization of the deferred tax assets based on the nature and expected reversal of the timing differences; future taxable income considering actual results and current and future industry and economic conditions and their impact on projected taxable income; as well as current tax regulations. Based on management’s current evaluation, we believe certain of the assets that were offset by a valuation allowance in purchase accounting will now be realized in the current and future years. In the fourth quarter of 2007, we recorded a

$7.1 million reduction of the valuation allowance that was established in purchase accounting in 2002, and recorded a corresponding reduction in goodwill in accordance with SFAS No. 109, “Accounting for Income Taxes.”

During 2007, there was a favorable change in tax law related to the utilization of certain employee tax credits to allow these credits to be utilized to offset alternative minimum tax. Effective in 2007, certain tax credits are now allowed to be utilized during the current year and carried back to 2006 to offset alternative minimum tax paid of $1.2 million. We had previously been establishing a valuation allowance for the anticipated amount which would have not been utilized prior to the change in the tax law. Therefore, only a minimal valuation allowance addition of $0.1 million was recorded on the 2007 tax credits, which provided a significant reduction in our 2007 effective tax rate. These adjustments to the valuation allowance, coupled with other permanent differences, resulted in an effective tax rate on continuing operations for 2007 of 15.0%, compared to our effective tax rate of 39.3% for 2006. Furthermore, during 2007 we relieved $4.0 million of valuation allowance related to intangible assets recorded in our corporate housing subsidiary which was sold in 2007; the effect of this relief is properly included in discontinued operations for 2007. We believe that our valuation allowance of $20.6 million as of December 31, 2007 adjusts the carrying value of our net deferred tax assets to an amount that is “more likely than not” to be utilized.

As of December 31, 2007, we had net operating loss carryforwards from pre-MeriStar/Old Interstate merger of $14.9 million. These carryforwards begin to expire in 2021. We also had net operating loss carryforwards from post-MeriStar/Old Interstate merger of $4.8 million after considering statutory usage limitations which begin to expire in 2023. Our employment related tax credits begin to expire in 2022. Our foreign tax credits expire in 2018.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

On February 26, 2008, our Audit Committee determined, after discussions with management, that the previously-issued financial statements as of and for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 should no longer be relied upon because of an error in the calculation of intangible asset impairment charges that resulted from the termination of certain hotel management contracts. For reporting periods including and prior to December 31, 2006, the Company recognized an impairment charge equal to the carrying value of the management contract intangible asset at the time the management contract was terminated. During the quarter ended March 31, 2007, the Company implemented a change in accounting policy and continued to amortize the intangible asset over a period of time subsequent to the termination date of the management contract, rather than recording impairment equal to the carrying value at the date of contract termination. The Audit Committee and management have determined that this change in accounting policy was incorrect. The Company has restated its unaudited interim financial statements so that the accounting for the asset impairment is consistent with the reporting periods including and prior to December 31, 2006, and to recognize impairment equal to the carrying value of the management contract intangible asset at the date of contract termination. Recognition of the impairment charges in each of these quarters requires adjustment for the amortization expense that was recorded for the intangible assets and adjustment to our income tax (expense) benefit and minority interest (expense) benefit amounts.

The following interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to SEC form 10-Q and Article 10 of SEC Regulation S-X. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly and year-to-date financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and note thereto for the year ended December 31, 2007 included in this Annual Report on Form 10-K.

The following table presents the effects of correcting the errors described herein on our previously reported consolidated statements of operations (in thousands):

													Three Months
													Ended
	Three Months Ended				Three Months Ended				Three Months Ended				December 31,
	March 31, 2007				June 30, 2007				September 30, 2007				2007
	(As Reported)		Adjustments	(Restated)	(As Reported)		Adjustments	(Restated)	(As Reported)		Adjustments	(Restated)	(As Reported)

Total revenue	204,759		—	204,759	200,175		—	200,175	181,265		—	181,265	213,932
Expenses:
Lodging	9,372			9,372	12,667			12,667	14,675			14,675	15,824
Administrative and general	13,315			13,315	14,575			14,575	13,598			13,598	24,192
Depreciation and amortization	3,293(a	)	(68)	3,225	3,684	(a)	(261)	3,423	4,137	(a)	(472)	3,665	4,162
Asset impairments and write-offs	108(b	)	2,291	2,399	1,047	(b)	4,466	5,513	6	(b)	795	801	2,414

	26,088		2,223	28,311	31,973		4,205	36,178	32,416		323	32,739	46,592
Other expenses from managed properties	176,370			176,370	164,793			164,793	147,562			147,562	155,373

Total operating expenses	202,458		2,223	204,681	196,766		4,205	200,971	179,978		323	180,301	201,965
OPERATING INCOME (LOSS)	2,301		(2,223)	78	3,409		(4,205)	(796)	1,287		(323)	964	11,967
INCOME (LOSS) BEFORE MINORITY INTERESTS AND INCOME TAXES	405		(2,223)	(1,818)	1,708		(4,205)	(2,497)	(1,460)		(323)	(1,783)	9,062
Income tax (expense) benefit	(147	)(c)	928	781	(708	)(c)	1,983	1,275	654	(c)	(906)	(252)	(2,239)
Minority interests (expense) benefit	(53	)(d)	7	(46)	(9	)(d)	13	4	(1	)(d)	—	(1)	(22)

INCOME (LOSS) FROM CONTINUING OPERATIONS	205		(1,288)	(1,083)	991		(2,209)	(1,218)	(807)		(1,229)	(2,036)	6,801
Income (loss) from discontinued operations, net of tax	17,001		—	17,001	607		—	607	2,836		—	2,836	(80)

NET INCOME (LOSS)	$17,206		(1,288)	$15,918	$1,598		(2,209)	$(611)	$2,029		(1,229)	$800	$6,721

BASIC EARNINGS (LOSS) PER SHARE:
Continuing Operations	$0.01		(0.05)	$(0.04)	$0.03		(0.07)	$(0.04)	$(0.03)		(0.03)	$(0.06)	$0.21
Discontinued Operations	$0.54		—	$0.54	$0.02		—	$0.02	$0.09		—	$0.09	$—

Basic earnings per share	$0.55		(0.05)	$0.50	$0.05		(0.07)	$(0.02)	$0.06		(0.03)	$0.03	$0.21

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing Operations	$0.01		(0.05)	$(0.04)	$0.03		(0.07)	$(0.04)	$(0.03)		(0.03)	$(0.06)	$0.21
Discontinued Operations	$0.53		0.01	$0.54	$0.02		—	$0.02	$0.09		—	$0.09	$—

Diluted earnings per share	$0.54		(0.04)	$0.50	$0.05		(0.07)	$(0.02)	$0.06		(0.03)	$0.03	$0.21

The following table presents the effects of correcting the errors described herein on our previously reported consolidated balance sheets (in thousands):

	As of March 31, 2007				As of June 30, 2007				As of September 30, 2007
	(As Reported)		Adjustments	(Restated)	(As Reported)		Adjustments	(Restated)	(As Reported)		Adjustments	(Restated)

ASSETS
Current assets:
Cash and equivalents	$49,896			$49,896	$27,380			$27,380	$21,576			$21,576
Escrow and restricted funds	8,391			8,391	8,086			8,086	7,332			7,332
Accounts receivable, net	33,073			33,073	27,398			27,398	22,039			22,039
Due to related party, net	1,483			1,483	944			944	998			998
Prepaid expenses and other current assets	3,523			3,523	4,056			4,056	7,423			7,423

Total current assets	96,366		—	96,366	67,864		—	67,864	59,368		—	59,368
Marketable securities	1,656			1,656	1,919			1,919	1,772			1,772
Property and equipment, net	154,739			154,739	230,522			230,522	229,693			229,693
Investments in affiliates	11,998			11,998	11,220			11,220	18,662			18,662
Notes receivable, net	4,994			4,994	4,289			4,289	6,935			6,935
Deferred income taxes	12,385	(e)	1,416	13,801	12,067	(e)	3,637	15,704	13,467	(e)	3,349	16,816
Goodwill	73,672			73,672	73,672			73,672	73,672			73,672
Intangible assets, net	31,215	(f)	(2,223)	28,992	29,886	(f)	(6,428)	23,458	29,474	(f)	(6,751)	22,723

Total assets	$387,025		(807)	$386,218	$431,439		(2,791)	$428,648	$433,043		(3,402)	$429,641

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,653			$2,653	$1,958			$1,958	$2,202			$2,202
Accrued expenses	58,194	(g)	488	58,682	70,506	(g)	726	71,232	69,776	(g)	1,344	71,120
Current portion of long-term debt	650			650	862			862	862			862

Total current liabilities	61,497		488	61,985	73,326		726	74,052	72,840		1,344	74,184
Deferred compensation	1,717			1,717	1,914			1,914	1,712			1,712
Long-term debt	140,875			140,875	171,375			171,375	171,088			171,088

Total liabilities	204,089		488	204,577	246,615		726	247,341	245,640		1,344	246,984
Minority interests	521	(h)	(7)	514	519	(h)	(20)	499	324	(h)	(20)	304
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value	—			—	—			—	—			—
Common stock, $.01 par value	316			316	317			317	317			317
Treasury stock	(69)			(69)	(69)			(69)	(69)			(69)
Paid in capital	194,625			194,625	194,929			194,929	195,436			195,436
Accumulated other comprehensive (loss) income	(451)			(451)	(464)			(464)	(226)			(226)
Accumulated deficit	(12,006	)(i)	(1,288)	(13,294)	(10,408	)(i)	(3,497)	(13,905)	(8,379	)(i)	(4,726)	(13,105)

Total stockholders’ equity	182,415		(1,288)	181,127	184,305		(3,497)	180,808	187,079		(4,726)	182,353

Total liabilities, minority interests and stockholders’ equity	$387,025		(807)	$386,218	$431,439		(2,791)	$428,648	$433,043		(3,402)	$429,641

(a)	Reverse $0.1 million, $0.3 million and $0.5 million of amortization expense that was incorrectly recognized following the termination of the management contracts during the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively.

(b)	Increase of $2.3 million, $4.5 million and $0.8 million in asset impairments and write-offs for the write-off of intangible assets related to hotel management contracts that were terminated during the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively.

(c)	(Decrease) Increase of $0.9 million, $2.0 million and $(0.9) of income tax expense for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively, resulting from the corrections noted above.

(d)	Decrease in minority interest expense of $7 and $13 for the quarters ended, March 31, 2007 and June 30, 2007, respectively, resulting from the corrections noted above.

(e)	Increase of $1.4 million, $3.7 million and $3.3 million in deferred income taxes for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively, resulting from the change in income tax expense.

(f)	Remove intangible assets related to terminated Blackstone hotels partially offset by lower amortization expense recorded during each period of $2.2 million, $6.4 million and $6.8 million for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively.

(g)	Increase income taxes payable resulting from the change in deferred income taxes of $0.5 million, $0.7 million and $1.3 million, for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively.

(h)	Decrease in minority interests of $7, $20, and $20 for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively, resulting from the recognition of additional impairments related to hotel management contracts that were terminated during 2007.

(i)	Increase in accumulated deficit of $1.3 million, $3.5 million and $4.7 million of resulting from the recognition of these additional impairment charges, net of tax for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively.

The effect of the restatement on the consolidated statement of cash flows was a decrease in net income of $1.3 million, $3.5 million and $4.7 million, an increase in deferred income taxes of $1.4 million, $3.6 million and $3.3 million, and an increase in asset impairments and write-offs of $2.3 million, $6.8 million and $7.6 million, and an increase in accrued expenses for the change in taxes payable of $0.5 million, $0.7 million and $1.3 million for the three, six and nine months ended March 31, 2007, June 30, 2007, and September 30, 2007, respectively. The effect on depreciation and amortization and minority interest on the consolidated statement of cash flows was immaterial. Cash provided by operating activities did not change for any period presented.

The following table sets forth certain items included in our consolidated financial statements for each quarter of the year ended December 31, 2006. Other revenue from managed properties from our consolidated statement of operations has been excluded from total revenues (in thousands):

	First	Second	Third	Fourth

2006:
Total revenues	$31,611	$26,519	$40,903	$41,648
Net income from continuing operations	1,072	1,980	12,851	10,813
Net income (loss) from discontinued operations	(326)	1,029	2,347	13

Net income	$746	$3,009	$15,198	$10,826

Basic earnings per common share from continuing operations	$0.03	$0.07	$0.41	$0.34
Basic earnings (loss) per common share from discontinued operations	(0.01)	0.03	0.07	0.00

Basic earnings per common share	$0.02	$0.10	$0.48	$0.34

Diluted earnings (loss) per common share from continuing operations	$0.03	$0.07	$0.41	$0.34
Diluted earnings (loss) per common share from discontinued operations	(0.01)	0.03	0.07	0.00

Diluted earnings (loss) per common share	$0.02	$0.10	$0.48	$0.34

The sum of the basic and diluted earnings (loss) per common share for the four quarters may differ from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

20.	OTHER TRANSACTIONS

We hold a note receivable of $2.6 million due from the partners in a joint venture in which we hold a 50% ownership interest. The joint venture owns one hotel property. Our joint venture investment was written down to zero in 2002 at the time of the merger with Old Interstate. The partners’ sole asset in the joint venture is their investment. The property has been marketed for sale and, based upon recent indications of its selling price provided by the brokers involved in selling the hotel, the projected proceeds may not allow us to collect the amount due. Therefore, we have recorded a reserve for the full amount of the loan and accrued interest and recorded corresponding bad debt expense of $2.9 million in 2007 which is included in administrative and general expenses in our consolidated statement of operations.

On September 26, 2007, we entered into a note receivable with the owner of a property which is currently under development, whereby we loaned $2.0 million to the owner with no stated interest rate. The note will be repaid with equal annual payments beginning with the second anniversary of the opening of the hotel. We imputed interest of $0.7 million and recorded a corresponding discount on the note. We will amortize the discount and record interest income over the life of the note.

We managed eight MeriStar properties that were damaged or closed due to hurricanes in 2004. In March 2006, we settled our claim for lost management fees and we received approximately $3.2 million in business interruption proceeds. This recovery is recorded in management fees on our 2006 statements of operations.

During August 2006, we entered into an amendment to our master fee agreement with Blackstone. The amendment allows them to transition three properties from management by us without the sale of the property. In exchange, we received the right to preclude them from substituting any future management agreements they give us to reduce or offset their currently payable termination fees for hotels they had sold through that date. The amendment removed all contingencies related to the receipt of the agreed upon termination fee payments due from Blackstone. As a result, we recognized, on a present value basis, the $15.1 million of termination fees due to us as of the date of the amendment. Of the $15.1 million, $13.8 million was used as a credit towards the purchase of the Hilton Arlington.

In September 2005, we recognized a gain of $4.3 million in connection with the extinguishment of debt on our non-recourse promissory note with FelCor Lodging Trust Incorporated (“FelCor”). See Note 13, “Related-Party Transactions” for additional information.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective because of the material weakness described in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the existence of the material weakness described below, we concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and annual periods presented.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by COSO to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 because of the following material weakness:

The Company did not have effective policies and procedures designed either to evaluate or review changes in accounting principles in accordance with U.S. generally accepted accounting principles (GAAP). Specifically, the consideration and supervisory review of potential changes in the Company’s accounting principles was not designed to encompass all of the factors required by GAAP. Furthermore, the Company’s disclosure committee did not have procedures suitably designed to ensure that all of these factors were reviewed before approving a change in accounting principle.

As a result, management adopted a new accounting policy related to impairment of intangible assets during the first quarter of 2007 that was not in accordance with GAAP. This material weakness resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007, all of which have been restated, and in its preliminary 2007 annual consolidated financial statements, which were corrected prior to issuance.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which is included in Item 8, “Financial Statements and Supplementary Data”

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007.

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

Management’s Remedial Actions

Subsequent to December 31, 2007, management has formalized specific actions that are required to be performed by the disclosure committee with respect to the evaluation of accounting changes.

ITEM 9B.	OTHER INFORMATION

None.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	FINANCIAL STATEMENTS

All financial statements of the registrant are provided under Item 8 of this Report on Form 10-K.

2.	FINANCIAL STATEMENT SCHEDULES

Financial Schedules:

Page

III.	Real Estate and Accumulated Depreciation	S-1 to S-2

All other information relating to schedules for which provision is made in the applicable accounting regulations of the SEC is included in the notes to the financial statements and is incorporated herein by reference.

3.	EXHIBITS

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
4.2	Preferred Share Purchase Rights Agreement, dated July 23, 1998, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
4.2.1	Amendment to Rights Agreement, dated December 8, 2000, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2000).
4.2.2	Second Amendment to Rights Agreement, dated May 1, 2002, between the Company, formerly MeriStar Hotels & Resorts, Inc., and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2002).
4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).

Exhibit
No.	Description of Document

10.1	Amended and Restated Agreement of Limited Partnership of MeriStar H&R Operating Company, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.2	The Employee Stock Purchase Plan of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
10.2.1	Amendments to the Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 7, 2002).
10.3	Interstate Hotels & Resorts, Inc., 2007 Equity Award Plan (incorporated by reference to Annex A to the Company’s Form Def 14A filed with the Securities and Exchange Commission on April 24, 2007).
10.4	Interstate Hotels & Resorts, Inc. Supplemental Deferred Compensation Plan, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).
10.5	Employment Agreement, dated as of February 17, 2005, by and between Thomas F. Hewitt and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005).
10.5.1	Amended Employment Agreement, dated as of January 16, 2007, by and between Thomas F. Hewitt and the Company (incorporated by reference to Exhibit 10.5.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).
10.6	Employment Agreement, dated as of April 17, 2006, by and between Bruce A. Riggins and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006).
10.7	Employment Agreement, dated as of June 8, 2006, by and between Samuel E. Knighton and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).
10.7.1*	Amended Employment Agreement, dated as of December 18, 2007, by and between Samuel E. Knighton and the Company.
10.8	Employment Agreement, dated as of January 1, 2007, by and between Henry L. Ciaffone and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).
10.9*	Amended Employment Agreement, dated June 1, 2007, by and between Christopher L. Bennett and the Company.
10.10*	Employment Agreement, dated June 1, 2007, by and between Denis S. McCarthy and the Company.
10.11	Senior Secured Credit Facility, dated March 9, 2007, among Interstate Operating Company, LP, Lehman Brothers Inc. and various others lenders (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).
10.12	First Amendment to the Senior Secured Credit Facility, dated May 24, 2007, among Interstate Operating Company, LP, Lehman Brothers Inc. and various other lenders (incorporated by reference to Exhibit 10.5.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).
10.13	Purchase and Sale Agreement by and among Interstate Hotels & Resorts, Inc., Interstate Operating Company, L.P., and Amkadian Holdings, Inc., dated January 26, 2007 for the sale of our BridgeStreet corporate housing subsidiary (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 29, 2007).
10.14	Agreement of Purchase and Sale between Capstar Westchase Partners, L.P., an affiliate of The Blackstone Group, and Interstate Westchase, LP, dated January 4, 2007, for the purchase of the Hilton Houston Westchase (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).

Exhibit
No.	Description of Document

10.15	Agreement of Purchase and Sale between Lepercq Atlanta Renaissance Partners, L.P., and affiliate of the Blackstone Group, and Interstate Atlanta Airport, LLC, dated May 4, 2007, for the purchase of the Westin Atlanta Airport (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007).
10.16	Agreement of Purchase and Sale between MeriStar Columbia Owner SPE, LLC, MeriStar Seelbach SPE, LLC, Madison Motel Associates, LLP, affiliates of The Blackstone Group, and Interstate Columbia, LLC, an affiliate of Interstate Hotels & Resorts, Inc., and IHR Invest Hospitality Holdings, LLC, dated September 12, 2007 for the purchase of the Sheraton Columbia, the Hilton Seelbach and the Crowne Plaza Madison (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2007).
21*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
24	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Interstate Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

By:	/s/ THOMAS F. HEWITT
Thomas F. Hewitt
Chief Executive Officer

Dated: March 17, 2008

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

Signature	Title	Date

/s/ THOMAS F. HEWITT Thomas F. Hewitt	Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ PAUL W. WHETSELL Paul W. Whetsell	Chairman of the Board	March 17, 2008

/s/ BRUCE A. RIGGINS Bruce A. Riggins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

Karim J. Alibhai	Director

/s/ LESLIE R. DOGGETT Leslie R. Doggett	Director	March 17, 2008

/s/ H. ERIC BOLTON H. Eric Bolton	Director	March 17, 2008

/s/ JAMES B. MCCURRY James B. McCurry	Director	March 17, 2008

Signature	Title	Date

/s/ RONALD W. ALLEN Ronald W. Allen	Director	March 17, 2008

/s/ JOHN J. RUSSELL, JR. John J. Russell, Jr.	Director	March 17, 2008

/s/ JAMES F. DANNHAUSER James F. Dannhauser	Director	March 17, 2008

SCHEDULE III

INTERSTATE HOTELS & RESORTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(in thousands)

		Initial Costs		Subsequent	Gross Amount at December 31, 2007
			Building &	Costs		Building &		Accumulated	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Land	Improvements	Total	Depreciation	Acquired	Life

Hilton Concord (Concord, CA)	$—	4,700	25,235	2,426	4,700	27,661	32,361	3,821	Feb 2005	39	1/2 Years
Hilton Durham (Durham, NC)	—	909	13,141	3,430	909	16,571	17,480	1,262	Nov 2005	39	1/2 Years
Hilton Garden Inn Baton Rouge Airport (Baton Rouge, LA)	—	1,375	13,109	535	1,375	13,644	15,019	707	Jun 2006	39	1/2 Years
Hilton Arlington (Arlington, TX)	24,700	3,284	34,054	2,116	3,284	36,170	39,454	2,637	Oct 2006	39	1/2 Years
Hilton Houston Westchase (Houston, TX)	32,825	8,525	43,168	609	8,525	43,777	52,302	1,576	Feb 2007	39	1/2 Years
Westin Atlanta Airport (Atlanta, GA)	—	4,419	71,194	3,148	4,419	74,342	78,761	1,704	May 2007	39	1/2 Years
Sheraton Columbia (Columbia, MD)	—	3,700	44,267	9	3,700	44,276	47,976	174	Nov 2007	39	1/2 Years

TOTAL	$57,525	$26,912	$244,168	$12,273	$26,912	$256,441	$283,353	$11,881

SCHEDULE III

INTERSTATE HOTELS & RESORTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(in thousands)

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 2007, 2006 and 2005 is as follows:

Balance at December 31, 2004	$9,992
Additions:
Acquisitions	43,985
Capital expenditures and transfers from construction-in-progress	243
Deductions:
Dispositions and other	(10,022)

Balance at December 31, 2005	44,198
Additions:
Acquisitions	51,822
Capital expenditures and transfers from construction-in-progress	3,654
Deductions:
Dispositions and other	—

Balance at December 31, 2006	99,674
Additions:
Acquisitions	175,273
Capital expenditures and transfers from construction-in-progress	8,406
Deductions:
Dispositions and other	—

Balance at December 31, 2007	$283,353

(B) The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2007, 2006 and 2005 is as follows:

Balance at December 31, 2004	$2,226
Depreciation and amortization	1,322
Dispositions and other	(2,381)

Balance at December 31, 2005	1,167
Depreciation and amortization	2,426
Dispositions and other	—

Balance at December 31, 2006	3,593
Depreciation and amortization	8,288
Dispositions and other	—

Balance at December 31, 2007	$11,881

(C) The aggregate cost of properties for federal income tax purposes is approximately $264.7 million at December 31, 2007.