Form 10-Q
period 2008-03-31
INTERSTATE HOTELS & RESORTS INC
filed 2008-05-08
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-14331

Interstate Hotels & Resorts, Inc.

Delaware	52-2101815
(State of Incorporation)	(IRS Employer Identification No.)
4501 North Fairfax Drive, Ste 500	22203
Arlington, VA	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of Common Stock, par value $0.01 per share, outstanding at May 1, 2008 was 31,820,557.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,246	$9,775
Restricted cash	7,126	7,090
Accounts receivable, net of allowance for doubtful accounts of $1,194 and $516, respectively	25,052	27,989
Due from related parties, net of allowance for doubtful accounts of $1,465 and $1,465, respectively	2,516	1,822
Prepaid expenses and other current assets	5,376	5,101
Deferred income taxes	8,060	3,796

Total current assets	58,376	55,573
Marketable securities	1,690	1,905
Property and equipment, net	281,451	278,098
Investments in unconsolidated entities	41,078	27,631
Notes receivable, net of allowance of $2,551 and $2,551, respectively	5,492	4,976
Deferred income taxes	15,240	18,247
Goodwill	66,599	66,599
Intangible assets, net	16,149	17,849

Total assets	$486,075	$470,878

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,431	$2,597
Accrued expenses	58,076	64,952
Current portion of long-term debt	863	863

Total current liabilities	62,370	68,412
Deferred compensation	1,750	1,831
Long-term debt	232,512	210,800

Total liabilities	296,632	281,043
Minority interest (redemption value of $263 at March 31, 2008)	326	329
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 31,771,984 and 31,718,817 shares issued at March 31, 2008 and December 31, 2007, respectively	318	317
Treasury stock	(69)	(69)
Paid-in capital	196,065	195,729
Accumulated other comprehensive loss	(527)	(87)
Accumulated deficit	(6,670)	(6,384)

Total stockholders’ equity	189,117	189,506

Total liabilities, minority interest and stockholders’ equity	$486,075	$470,878

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
		(As restated)

Revenue:
Lodging	$23,918	$13,076
Management fees	8,523	10,622
Management fees-related parties	1,386	847
Termination fees	3,010	1,575
Other	2,099	2,269

	38,936	28,389
Other revenue from managed properties	151,014	176,370

Total revenue	189,950	204,759
Expenses:
Lodging	17,025	9,372
Administrative and general	15,829	13,315
Depreciation and amortization	4,274	3,225
Asset impairments and write-offs	1,112	2,399

	38,240	28,311
Other expenses from managed properties	151,014	176,370

Total operating expenses	189,254	204,681

OPERATING INCOME	696	78
Interest income	319	436
Interest expense	(3,815)	(2,733)
Equity in earnings from unconsolidated entities	2,361	401

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(439)	(1,818)
Income tax benefit	151	781
Minority interest income (expense)	2	(46)

LOSS FROM CONTINUING OPERATIONS	(286)	(1,083)
Income from discontinued operations, net of tax	—	17,001

NET (LOSS) INCOME	$(286)	$15,918

Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss)	11	(5)
Unrealized (loss) gain on cash flow hedge instruments	(451)	—
Unrealized gain on investments	1	17

COMPREHENSIVE (LOSS) INCOME	$(725)	$15,930

BASIC (LOSS) EARNINGS PER SHARE:
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	—	0.54

Basic (loss) earnings per share	$(0.01)	$0.50

DILUTED (LOSS) EARNINGS PER SHARE:
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	—	0.54

Diluted (loss) earnings per share	$(0.01)	$0.50

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
		(As restated)

OPERATING ACTIVITIES:
Net income (loss)	$(286)	$15,918
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	4,274	3,225
Amortization of deferred financing fees	306	743
Amortization of key money management contracts	189	154
Stock compensation expense	372	259
Discount on note receivable	148	—
Bad debt expense	722	(32)
Asset impairments and write-offs	1,112	2,399
Equity in earnings from unconsolidated entities	(2,361)	(401)
Operating distributions from unconsolidated entities	145	63
Minority interest	(2)	46
Deferred income taxes	(1,257)	(1,350)
Excess tax benefits from share-based payment arrangements	23	(56)
Discontinued operations:
Gain loss on sale	—	(17,609)
Changes in operating assets and liabilities:
Accounts receivable	1,633	(1,859)
Due from related parties, net	(694)	311
Prepaid expenses and other current assets	(275)	(778)
Accounts payable and accrued expenses	(5,746)	(9,150)
Changes in assets and liabilities held for sale	—	93
Other changes in asset and liability accounts	406	10

Cash used in operating activities	(1,291)	(8,014)

INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations	—	34,444
Change in restricted cash	(36)	(1,906)
Acquisition of hotel	—	(52,180)
Purchases related to discontinued operations	—	(68)
Purchases of property and equipment	(7,102)	(1,492)
Additions to intangible assets	(498)	(909)
Contributions to unconsolidated entities	(13,517)	(815)
Distributions from unconsolidated entities	1,830	300
Changes in notes receivable	(594)	41

Cash used in investing activities	(19,917)	(22,585)

FINANCING ACTIVITIES:
Proceeds from borrowings	22,000	97,825
Repayment of borrowings	(288)	(40,526)
Proceeds from issuance of common stock	1	1
Excess tax benefits from share-based payment arrangements	(23)	56
Financing fees paid	—	(2,164)

Cash provided by financing activities	21,690	55,192

Effect of exchange rate changes on cash	(11)	(5)
Net increase in cash and cash equivalents	471	24,588
CASH AND CASH EQUIVALENTS, beginning of period	9,775	25,308

CASH AND CASH EQUIVALENTS, end of period	$10,246	$49,896

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$3,499	$1,751
Income taxes	143	1,250

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY

We are a leading hotel real estate investor and the nation’s largest independent operator, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable operating segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet Corporate Housing Worldwide, Inc. and its affiliated subsidiaries (“BridgeStreet”). The operations of BridgeStreet are presented as discontinued operations in our consolidated statement of operations and cash flows for all periods presented. Each segment is reviewed and evaluated by the company’s senior management. For financial information about each segment, see Note 9, “Segment Information.”

Our hotel ownership segment includes our wholly-owned hotels and our minority interest investments in hotel properties through unconsolidated entities. Hotel ownership allows us to participate in operations and potential asset appreciation of the hotel properties. As of March 31, 2008, we owned seven hotels with 2,045 rooms and held non-controlling equity interests in 18 joint ventures, which owned or held ownership interests in 47 of our managed properties. We managed all of the properties within our hotel ownership segment.

We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets. Our portfolio is diversified by location/market, franchise and brand affiliations, and ownership group(s). The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications, and centralized accounting. As of March 31, 2008, we and our affiliates managed 217 hotel properties with 45,252 rooms and six ancillary service centers (which consist of a convention center, a spa facility, two restaurants and two laundry centers), in 36 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland.

We are the sole general partner of our operating partnership subsidiary. Certain independent third parties and we are limited partners of the partnership. The interests of those third parties are reflected as minority interests on our consolidated balance sheet. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We own more than 99 percent of the subsidiary operating partnership.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

We have prepared these unaudited consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, for the year ended December 31, 2007.

In our opinion, the accompanying unaudited consolidated interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. Such estimates and assumptions affect reported asset and liability amounts, as well as the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of our results for the entire year. These consolidated financial statements include our accounts and the accounts of all of our majority owned subsidiaries. We eliminate all intercompany balances and transactions.

The condensed consolidated balance sheet and statement of operations for the three months ended March 31, 2007 are presented as restated in this Quarterly Report on Form 10-Q. Subsequent to the issuance of our interim condensed consolidated financial statements for the quarter ended March 31, 2007, our Audit Committee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined, after discussions with management, that the previously-issued financial statements as of, and for the quarters ended, March 31, 2007, June 30, 2007 and September 30, 2007 should no longer be relied upon due to an error in the calculation of intangible asset impairment charges that resulted from the termination of certain hotel management contracts. For additional information on the restatement and the impact of the restatement on the condensed consolidated financial data, refer to Note 19, Quarterly Financial Data (Unaudited), of our consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2007.

The following table presents the effects of correcting the errors described herein on our previously reported consolidated balance sheet and statement of operations (in thousands):

	As of March 31, 2007
	(As Reported)	Adjustments	(Restated)

ASSETS
Current assets:
Cash and equivalents	$49,896		$49,896
Escrow and restricted funds	8,391		8,391
Accounts receivable, net	33,073		33,073
Due to related party, net	1,483		1,483
Prepaid expenses and other current assets	3,523		3,523

Total current assets	96,366	—	96,366
Marketable securities	1,656		1,656
Property and equipment, net	154,739		154,739
Investments in affiliates	11,998		11,998
Notes receivable, net	4,994		4,994
Deferred income taxes	12,385	1,416	13,801
Goodwill	73,672		73,672
Intangible assets, net	31,215	(2,223)	28,992

Total assets	$387,025	(807)	$386,218

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,653		$2,653
Accrued expenses	58,194	488	58,682
Current portion of long-term debt	650		650

Total current liabilities	61,497	488	61,985
Deferred compensation	1,717		1,717
Long-term debt	140,875		140,875

Total liabilities	204,089	488	204,577
Minority interests	521	(7)	514
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value	—		—
Common stock, $.01 par value	316		316
Treasury stock	(69)		(69)
Paid in capital	194,625		194,625
Accumulated other comprehensive (loss) income	(451)		(451)
Accumulated deficit	(12,006)	(1,288)	(13,294)

Total stockholders’ equity	182,415	(1,288)	181,127

Total liabilities, minority interests and stockholders’ equity	$387,025	(807)	$386,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2007
	(As Reported)	Adjustments	(Restated)

Total revenue	204,759	—	204,759
Expenses:
Lodging	9,372		9,372
Administrative and general	13,315		13,315
Depreciation and amortization	3,293	(68)	3,225
Asset impairments and write-offs	108	2,291	2,399

	26,088	2,223	28,311
Other expenses from managed properties	176,370		176,370

Total operating expenses	202,458	2,223	204,681
OPERATING INCOME (LOSS)	2,301	(2,223)	78
INCOME (LOSS) BEFORE MINORITY INTERESTS AND INCOME TAXES	405	(2,223)	(1,818)
Income tax (expense) benefit	(147)	928	781
Minority interests (expense) benefit	(53)	7	(46)

INCOME (LOSS) FROM CONTINUING OPERATIONS	205	(1,288)	(1,083)
Income from discontinued operations, net of tax	17,001	—	17,001

NET INCOME (LOSS)	$17,206	(1,288)	$15,918

BASIC EARNINGS (LOSS) PER SHARE:
Continuing Operations	$0.01	(0.05)	$(0.04)
Discontinued Operations	$0.54	—	$0.54

Basic earnings per share	$0.55	(0.05)	$0.50

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing Operations	$0.01	(0.05)	$(0.04)
Discontinued Operations	$0.53	0.01	$0.54

Diluted earnings per share	$0.54	(0.04)	$0.50

The effect of the restatement on the consolidated statement of cash flows was a decrease in net income of $1.3 million, a decrease is deferred income taxes of $1.4 million, and an increase in accrued expenses for the change in taxes payable of $0.5 million. The effect on depreciation and amortization and minority interest on the consolidated statement of cash flows was immaterial. Cash used by operating activities did not change as of March 31, 2007. The effect of the restatement on earnings per share was a decrease of $0.05 in basic earnings per share and a decrease of $0.04 in diluted earnings per share.

Revenue Recognition Related to Termination Fees

Blackstone retains the right to replace a terminated management contract with a replacement contract on a different hotel and reduce the amount of any remaining unpaid fees. Management fees we would earn from any new management contract provided to us from Blackstone would reduce dollar for dollar the termination fee balance due to us from Blackstone.

For properties that we acquired from The Blackstone Group (“Blackstone”) that we managed prior to the purchase, we were entitled to termination fees under the preexisting management agreements for those properties. Under Emerging Issues Task Force Issue 04-1, “Accounting for Preexisting Relationships between the Parties to a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combination” (“EITF 04-1”), the settlement of the preexisting management agreements (including the payment of the termination fees) requires accounting separate from the acquisition of the properties. Under EITF 04-1, the effective settlement of a management agreement with respect to an acquired property is required to be measured at the lesser of (x) the amount by which the agreement is favorable or unfavorable from our perspective when compared to pricing for current market transactions for the same or similar management agreements and (y) the stated settlement provisions that are unfavorable to the seller. Therefore, in connection with the purchase of a hotel being managed by us, we will evaluate the terms of the contract and record the lesser amount, if any, as income from the settlement of the management contract and a corresponding increase in the recorded purchase price.

Related Parties

In January 2007, we were retained as manager for two properties owned by Capstar Hotel Company, LLC (“New Capstar”), a newly formed real estate investment company founded by Paul Whetsell, our current Chairman of the Board. As of March 31, 2008 and 2007, balances related to New Capstar have been included within “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations.

Our managed properties for which we also hold a joint venture ownership interest have also been classified and included within “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations. See Note 4, “Investments in Unconsolidated Entities” for further information.

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard also establishes and outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value. The provisions of SFAS 157 were adopted on January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP SFAS 157-2 will be effective for our fiscal year beginning January 1, 2009. The deferral will apply to certain fair value measurements under FASB Statements 142 and 144 among other items.

We have various financial assets and liabilities that must be measured under the new fair value standard including certain cash equivalents, marketable securities and derivative instruments. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are:

Level 1 Inputs are unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (market corroborated inputs) for substantially the full term of the asset or liability;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 Inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Such unobservable inputs include prices or valuation techniques that require inputs that are both significant to the fair value measurement and that reflect our assumption(s) about the assumption(s) that market participants would use in pricing the asset or liability (including assumptions about risk). We develop these inputs based on the best information available, including our own data.

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value at March 31, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Derivative instruments	$7	$—	$7	$—
Marketable securities	$1,690	$1,690	$—	$—

Total:	$1,697	$1,690	$7	$—

Liabilities:
Derivative instruments	$752	$—	$752	$—

Our marketable securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by us.

Our derivative instruments are classified within Level 2 of the fair value hierarchy as they are valued using third-party pricing models which contain inputs that are derived from observable market data. Where possible, we verify the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were adopted on January 1, 2008. We did not elect the Fair Value Option for any of our financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In December 2007, FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) was issued. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. The statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the non-controlling owners of the subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of this statement.

In December 2007, FASB Statement No. 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R revises SFAS 141, “Business Combinations” (“SFAS 141”), but it retains a number of fundamental requirements of SFAS 141. SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R, will be applied prospectively to business combinations for which the acquisition dates are on or after the start of the year beginning on or after December 15, 2008.

In March 2008, FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) was issued. SFAS 161 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and requires enhanced disclosure regarding an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the adoption of this statement.

3.	EARNINGS PER SHARE

We calculate our basic earnings per common share by dividing net income/(loss) by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. Potentially dilutive shares include unvested restricted stock and stock options granted under our various stock compensation plans and operating partnership units held by minority partners. In periods in which there is a loss from continuing operations, diluted shares outstanding will equal basic shares outstanding to prevent anti-dilution. Basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2008			March 31, 2007
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

(Loss) income from continuing operations	$(286)	31,714	$(0.01)	$(1,083)	31,546	$(0.04)
(Loss) income from discontinued operations, net of tax	—	—	—	17,001	—	0.54

Basic and diluted net (loss) income	$(286)	31,714	$(0.01)	$15,918	31,546	$0.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities consist of the following (in thousands, except number of hotels):

		Our Equity	March 31,	December 31,
Joint Venture	Number of Hotels	Participation	2008	2007

Amitel Holdings, LLC	6	15.0%	$4,013	$4,065
Budget Portfolio Properties, LLC	22	10.0%	1,546	250
CNL/IHC Partners, L.P.	3	15.0%	2,896	2,825
Cameron S-Sixteen Broadway, LLC	1	15.7%	961	1,002
Cameron S-Sixteen Hospitality, LLC	1	10.9%	267	399
Harte IHR Joint Venture(1)	4	20.0%	11,494	2,356
IHR Greenbuck Hotel Venture, LLC(2)	—	15.0%	2,531	2,038
IHR Invest Hospitality Holdings, LLC	2	15.0%	4,186	4,372
IHR/Steadfast Hospitality Management, LLC(3)	—	50.0%	740	649
Interstate Cross Keys, LLC	1	15.0%	511	557
RQB Resort/Development Investors, LLC	1	10.0%	1,693	1,378
Steadfast Mexico, LLC	3	15.0%	6,221	6,133
Other	3	various	4,019	1,607

Total	47		$41,078	$27,631

(1)	The joint venture closed on the purchase of four properties in February 2008. The structure of this joint venture includes 10 legal entities which compose our 20 percent interest.

(2)	Hotel number is not listed as this joint venture is in the process of developing hotels.

(3)	Hotel number is not listed as this joint venture owns a management company.

In February 2008, we invested $11.6 million to acquire a 20 percent equity interest in a joint venture with Harte Holdings (“Harte”) of Cork, Ireland. The joint venture purchased four hotels from affiliates of Blackstone for an aggregate price of $208.7 million. At the time of our investment, we managed three of the properties and had previously managed the fourth. The joint venture plans to invest more than $30 million for comprehensive renovations of the hotels over the 30 months following the acquisition. Our contribution for this renovation work is expected to be approximately $2 million. The four properties acquired by the joint venture were the 142-room Latham Hotel in Washington, DC, the 198-room Sheraton Frazer Great Valley in Frazer, Pennsylvania, the 225-room Sheraton Mahwah in Mahwah, New Jersey and the 327-room Hilton Lafayette in Lafayette, Louisiana.

In February 2008, our joint venture with FFC Capital Corporation (“FFC”), acquired a portfolio of 22 properties located throughout the Midwest in Illinois, Iowa, Michigan, Minnesota, Wisconsin and Texas. We invested $1.7 million representing our 10 percent equity interest in the portfolio. Upon closing, all 22 properties, representing 2,397 rooms, were converted to various Wyndham Worldwide brands.

In February 2008, True North Tesoro Property Partners, L.P., a joint venture in which we hold a 15.9 percent equity interest, sold the Doral Tesoro Hotel & Golf Club, located near Dallas, Texas. Our portion of the joint ventures’ gain on sale of the hotel was approximately $2.4 million before post-closing adjustments and has been recorded as equity in earnings from unconsolidated entities on our consolidated statement of operations. In March 2008, we received $1.8 million from the sale of proceeds. Additional distributions are anticipated as post-closing adjustments are settled.

In February 2008, we and JHM Hotels, LLC (“JHM”), formed a joint venture management company in which we hold a 50 percent ownership interest. The joint venture will seek management opportunities throughout India and has already signed its first management agreement in April 2008. Management of this hotel will commence in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fourth quarter of 2008. We provided to our partner, JHM, $0.5 million in the form of a convertible note towards the working capital of the joint venture, which is expected to convert to an equity interest in the joint venture during 2008. Simultaneous with the formation of this management company, we and JHM each committed to invest $6.25 million in the private real estate fund, Duet India Hotels (“Duet Fund”), which will seek opportunities to purchase and/or develop hotels throughout India. As of March 31, 2008, we had invested $1.6 million in the Duet Fund. In return for our investment, the Duet Fund will give our joint venture the right of first refusal for all hotels that it invests which are not already encumbered by an existing management contract.

We had net related party accounts receivable for management fees and reimbursable costs from the hotels owned by the joint ventures of $2.4 million and $1.6 million as of March 31, 2008 and December 31, 2007, respectively. We earned related party management fees from our joint ventures of $1.4 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

The recoverability of the carrying values of our investments in unconsolidated entities is dependent upon the operating results of the underlying hotel assets. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying assets could result in future impairment losses or the inability to recover the carrying value of these interests. The debt of all investees is non-recourse to us, and we do not guarantee any of our investees’ obligations. We are not the primary beneficiary or controlling investor in any of these joint ventures. Where we exert significant influence over the activities of the investee, we account for our interests under the equity method.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Land	$29,712	$26,912
Furniture and fixtures	30,385	28,841
Building and improvements	232,465	230,058
Leasehold improvements	5,722	5,695
Computer equipment	6,294	6,686
Software	12,411	12,336

Total	316,989	310,528
Less accumulated depreciation	(35,538)	(32,430)

Property and equipment, net	$281,451	$278,098

We acquired the Sheraton Columbia hotel in November 2007 and recorded a preliminary purchase allocation at that time. In early 2008, we received the property appraisal from a third-party hospitality consulting group to finalize the purchase allocation. We have finalized the purchase price allocation, increasing the amount of the land allocation by $2.8 million to $6.5 million and increasing furniture and fixtures by $0.8 million to $2.6 million. We reduced our previously recorded value for building and improvements by $3.6 million to $38.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Management contracts	$19,868	$21,338
Franchise fees	1,924	1,925
Deferred financing fees	3,615	3,619

Total cost	25,407	26,882
Less accumulated amortization	(9,258)	(9,033)

Intangible assets, net	$16,149	$17,849

The majority of our management contract costs were identified as intangible assets at the time of the merger in 2002 and through the purchase of Sunstone Hotel Properties (“Sunstone”) in 2004, as part of the purchase accounting for each transaction. We also capitalize external direct costs, such as legal fees, which are incurred to acquire new management contracts.

We amortize the value of our intangible assets, all of which have definite useful lives, over their estimated useful lives which generally correspond with the expected terms of the associated management, franchise, or financing agreements. In the first three months of 2008, we recognized management contract impairment charges of $1.1 million related to unamortized management contract costs for four properties sold by various owners, for which the new owner terminated the underlying management agreement. For the first three months of 2007, we recognized management contract impairment charges of $2.3 million related to management contract costs for four properties sold by Blackstone and $0.1 million related to three properties sold by various owners.

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $0.5 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. We also amortized deferred financing fees in the amount of $0.3 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. During the first quarter of 2007, $0.5 million of deferred financing fees related to our old senior credit facility was amortized in connection with our entrance into a new $125.0 million senior secured credit facility (“Credit Facility”) and the related payoff of our old senior credit facility and subordinated term loan. In connection with the new facility, we recorded $2.2 million of loan fees which will be amortized over the term of the new facility. Amortization of deferred financing fees is included in interest expense. See Note 8, “Long-Term Debt,” for additional information related to the new senior secured credit facility.

Upon termination of a management agreement, we write-off the entire value of the intangible asset related to the terminated contract as of the date of termination. We will continue to assess the recorded value of our management contracts and their related amortization periods as circumstances warrant.

Our goodwill is related to our hotel management segment. We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of our goodwill more frequently. During the three months ended March 31, 2008, no significant management contract losses or other material transactions and events occurred that were not already considered in our analysis during the fourth quarter of 2007. As such, we did not re-evaluate goodwill for impairment in the first quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Salaries and employee related benefits	$22,161	$27,837
Other	35,915	37,115

Total	$58,076	$64,952

“Other” consists of legal expenses, sales and use tax accruals, property tax accruals, owners insurance for our managed hotels, general and administrative costs of managing our business and various other items. No individual amounts in “Other” represent more than 5 percent of current liabilities.

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

Senior credit facility — term loan	$113,850	$114,138
Senior credit facility — revolver loan	62,000	40,000
Mortgage debt	57,525	57,525

Total long-term debt	233,375	211,663
Less current portion	(863)	(863)

Long-term debt, net of current portion	$232,512	$210,800

Senior Credit Facility

In March 2007, we closed on a new senior secured Credit Facility with various lenders. The Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the Credit Facility, we borrowed $65.0 million under the term loan, using a portion of it to pay off the remaining obligations under our previous credit facility. In May 2007, we amended the Credit Facility to increase the borrowings under our term loan by $50.0 million, resulting in a total of $115.0 million outstanding under the term loan, and increased the availability under our revolving loan to $85.0 million. In addition, we have the ability to increase the revolving credit facility and/or term loan by up to $75.0 million, in the aggregate, by and after seeking additional commitments from lenders and amending certain of our covenants. The Credit Facility matures in March 2010.

Simultaneously with the amendment, we used the additional $50.0 million under the term loan, along with cash on hand, to purchase the 495-room Westin Atlanta Airport. In November 2007, we borrowed $40.0 million on the revolving loan, along with cash on hand, to purchase the 288-room Sheraton Columbia. We are required to make quarterly payments of $0.3 million on the term loan until its maturity date in March 2010.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of March 31, 2008, based on those financial tests, borrowings under the term loan and the revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 5.46 percent per annum). We incurred interest expense of $2.7 million and $0.9 million on the senior credit facilities for the three months ended March 31, 2008 and 2007, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements and other customary restrictions. At March 31, 2008, we were in compliance with the loan covenants of the Credit Facility.

Mortgage Debt

The following table summarizes our mortgage debt as of March 31, 2008:

	Principal	Maturity	Spread over	Interest Rate as of
	Amount	Date(1)	30-Day LIBOR	March 31, 2008

Hilton Arlington	$24.7 million	November 2009	135 bps	4.23%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	4.23%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1 percent is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made during the third year.

In April 2007, we repaid in full, the $19.0 million of mortgage debt relating to the Hilton Concord. We incurred no prepayment penalties in connection with the early repayment. We incurred interest expense related to our mortgage loans of $0.7 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.

In May 2008, we placed a non-recourse mortgage of $25.0 million on the Sheraton Columbia. We are required to make interest-only payments until March 2011. Beginning May 2011 the loan will amortize over a 25 year period. The loan bears interest at a rate of LIBOR, plus 200 basis points. The net proceeds were used to pay down the revolver under our Credit Facility. Upon making the principle reduction payment towards our revolver, we have approximately $47.0 million available under the Credit Facility. We have the ability to borrow up to an additional $10.0 million under the mortgage based upon achieving certain net operating income hurdles and renovation milestones.

Interest Rate Caps

We have entered into three interest rate cap agreements in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The following table summarizes our interest rate cap agreements as of March 31, 2008:

		Maturity	30-day LIBOR
	Amount	Date	Cap Rate

October 2006 (Hilton Arlington mortgage loan)	$24.7 million	November 2009	7.25%
February 2007 (Hilton Westchase mortgage loan)	$32.8 million	February 2010	7.25%

At March 31, 2008, the total fair value of these interest rate cap agreements was not significant. The change in fair value for these interest rate cap agreements is recognized in our consolidated statement of operations.

In March 2005, we entered into an interest rate cap with a notional amount of $55.0 million related to our then effective, amended and restated credit agreement. In January 2008, the $55.0 million interest rate cap matured.

In April 2008, we entered into a $25.0 million, five-year interest rate cap agreement in conjunction with our mortgage loan associated with the Sheraton Columbia. The interest rate agreement caps the three-month LIBOR at 6.00 percent and is scheduled to mature on May 1, 2013.

Interest Rate Collar

On January 11, 2008, we entered into an interest rate collar agreement for a notional amount of $110.0 million to hedge against the potential affect of future interest rate fluctuations underlying our Credit Facility. The interest rate collar consists of an interest rate cap at 4.0 percent and an interest rate floor at 2.47 percent on the 30-day LIBOR rate. We are to receive the effective difference of the cap rate and the 30-day LIBOR rate, should LIBOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceed the stated cap rate. If, however, the 30-day LIBOR rate should fall to a level below the stated floor rate, we are to pay the effective difference. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010. At the time of inception, we designated the interest rate collar to be a cash flow hedge. The effective portion of the change in fair value of the interest rate collar is recorded as other comprehensive income. Ineffectiveness is recorded through earnings. At March 31, 2008, the interest rate collar had a fair value of $(0.8) million. The amount of ineffectiveness was inconsequential.

9.	SEGMENT INFORMATION

We are organized into two reportable segments: hotel ownership and hotel management. A third reportable segment, corporate housing, was disposed of on January 26, 2007, with the sale of BridgeStreet and its affiliated subsidiaries. Each segment is managed separately because of its distinctive economic characteristics. Reimbursable expenses, classified as “other revenue and expenses from managed properties” on the statement of operations, are not included as part of this segment analysis. These reimbursable expenses are all part of the hotel management segment.

Hotel ownership includes our wholly-owned hotels and our minority interest investments in hotel properties through unconsolidated entities. For the hotel ownership segment presentation, we have allocated internal management fee expense of $0.7 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively, to wholly-owned hotels. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Interest expense related to hotel mortgages and other debt drawn specifically to finance the hotels is included in the hotel ownership segment.

Hotel management includes the operations related to our managed properties, our purchasing, construction and design subsidiary and our insurance subsidiary. Revenue for this segment consists of “management fees,” “termination fees” and “other” from our consolidated statement of operations. Our insurance subsidiary, as part of the hotel management segment, provides a layer of reinsurance for property, casualty, auto and employment practices liability coverage to our hotel owners.

Corporate is not a reportable segment but rather includes costs that do not specifically relate to any other single segment of our business. Corporate includes expenses related to our public company structure, certain restructuring charges, Board of Directors costs, audit fees, unallocated corporate interest expense and an allocation for rent and legal expenses. Corporate assets include our cash accounts, deferred tax assets, deferred financing fees and various other corporate assets. Due to the sale of our third reportable segment, corporate housing, in January 2007, the operations of this segment are included as part of discontinued operations on the consolidated 2007 statement of operations.

Capital expenditures includes the “acquisition of hotels” and “purchases of property and equipment” line items from our cash flow statement. All amounts presented are in thousands.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated

Three months ended March 31, 2008
Revenue	$23,918	$15,018	$—	$38,936
Depreciation and amortization	3,184	975	115	4,274
Operating expense	17,441	15,233	1,292	33,966

Operating income (loss)	3,293	(1,190)	(1,407)	696
Interest expense, net	(3,496)	—	—	(3,496)
Equity in earnings of affiliates	2,361	—	—	2,361

Income (loss) before minority interests and income taxes	$2,158	$(1,190)	$(1,407)	$(439)

Total assets	$327,704	$120,295	$38,076	$486,075
Capital expenditures	$6,760	$298	$44	$7,102
Three months ended March 31, 2007
Revenue	$13,076	$15,313	$—	$28,389
Depreciation and amortization	1,426	1,695	104	3,225
Operating expense	9,736	14,401	949	25,086

Operating income (loss)	1,914	(783)	(1,053)	78
Interest expense, net	(1,410)	—	(887)	(2,297)
Equity in earnings of affiliates	401	—	—	401

Income (loss) before minority interests and income taxes	$905	$(783)	$(1,940)	$(1,818)

Total assets	$170,436	$146,843	$68,939	$386,218
Capital expenditures	$52,938	$587	$147	$53,672

Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands)(1),(2):

	Three Months Ended
	March 31,
	2008	2007

Russia(3)	$178	$180
Other	$97	$94

(1)	Revenues for the United Kingdom and France related solely to BridgeStreet operations have been reclassified as discontinued operations on the consolidated statement of operations for the related periods due to the sale of BridgeStreet during the first quarter of 2007 and therefore have not been included in the above table. BridgeStreet revenues from the United Kingdom and France were $2.8 million and $0.2 million, respectively, for the three months ended March 31, 2007. These revenues have been classified as discontinued operations on the consolidated statement of operations for the related periods.

(2)	Management fee revenues from our managed properties in Mexico are recorded through our joint venture, IHR/Steadfast Hospitality Management, LLC, and as such, are included in equity in earnings in our consolidated statement of operations for the three months ended March 31, 2008.

(3)	Deferred revenues related to incentive fees paid, but not yet earned, of $1.2 million have not been included for the three month periods ended March 31, 2008. There was no deferred revenue for the three months ended March 31, 2007.

A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 39.6 percent of our managed properties as of March 31, 2008, and 39.6 percent of our base and incentive management fees for the three months ended March 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Insurance Matters

As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of March 31, 2008, only 40 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we may be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on currently available information, we believe the ultimate resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Insurance Receivables and Reserves

Our insurance captive subsidiary earns insurance revenues through direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims, claims incurred but not reported and claims settlement expenses. We provide a reinsurance layer between the primary and excess carrier that we manage through our captive insurance subsidiary. We employ outside consultants to evaluate the adequacy of the amount of reserves we record. We have engaged a recognized actuarial firm to analyze our loss experience and calculate our loss reserves. At March 31, 2008 and December 31, 2007, our reserve for claims was $1.5 million and $1.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

As of March 31, 2008, our lease obligations consist of office space for our corporate offices. Future minimum lease payments required under these operating leases as of March 31, 2008 were as follows (in thousands):

March 31, 2008-2009	$4,016
March 31, 2009-2010	4,186
March 31, 2010-2011	4,269
March 31, 2011-2012	3,726
March 31, 2012-2013	3,724
Thereafter	2,209

Total	$22,130

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

March 31, 2008-2009	$1,145
March 31, 2009-2010	1,190
March 31, 2010-2011	1,238
March 31, 2011-2012	1,288
March 31, 2012-2013	1,339
Thereafter	571

Total	$6,771

Commitments Related to Management Agreements and Hotel Ownership

Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $5.0 million to these hotel owners in the form of advances or loans. The timing or amount of working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.

In connection with our owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of March 31, 2008, we had ongoing renovation and property improvement projects with remaining expected costs to complete of approximately $28 million, of which $10.1 million and $11.1 million are directly attributable to comprehensive renovations for the Westin Atlanta Airport and the Sheraton Columbia, respectively.

We are partners or members of various unconsolidated partnerships or limited liability companies that own hotel assets. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. Generally, in the event that we do not make required capital contributions, our ownership interest will be diluted, dollar for dollar, equal to any amounts funded on our behalf by our partner(s). Concurrent with the formation of our management platform in India, we and our partner have each committed to invest $6.25 million to acquire a general partnership interest in the Duet India Hotels fund. The investment fund is dedicated solely to the investment in, and the development of, hotels throughout India. As of March 31, 2008, we had invested $1.6 million in the Duet Fund, and we expect to invest an additional $4.65 million during the second quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

As discussed in Note 8 “Long-Term Debt”, on May 1, 2008, our subsidiary which owns the Sheraton Columbia hotel entered into a mortgage which is non-recourse to us. In order to obtain this mortgage we entered into a guarantee agreement in favor of the lender which requires the prompt completion and payment of the required improvements as defined in the agreement. These required improvements are included in the property improvement plan, as required by the brand franchise agreement and are subject to change based upon changes in the construction budget. As of March 31, 2008, the required improvements were approximately $10.3 million and we anticipate the completion prior to June 30, 2009. No liability has been recognized related to this guarantee. If the required improvements are not completed, the lender has the right to force us to do so.

Letters of Credit

As of March 31, 2008, we had a $1.0 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2009. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, the lender has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on the consolidated balance sheet. We also have a $0.75 million letter of credit outstanding in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. The letter of credit expires on March 31, 2009. We are required by the insurance carrier to deliver the letter of credit to cover its risk in the event the properties default on their required payments related to the surety bonds.

Contingent Liabilities Related to Partnership Interests

In connection with one of our development joint ventures, we have agreed to fund a portion of any development and construction cost overruns up to $0.6 million of the approved capital spending plan for each hotel developed and constructed by our joint venture, IHR Greenbuck Hotel Venture. We believe that with our experience in project management and design, the risk of any required additional funding in excess of our planned equity investments is minimal. However certain circumstances throughout the design and construction process could arise that may prevent us from completing the project with total costs under 110 percent and therefore require us to contribute additional funding.

Additionally, we own interests in other partnerships and joint ventures. To the extent that any of these partnerships or joint ventures become unable to pay its obligations, those obligations would become obligations of the general partners. We are not the sole general partner of any of our joint ventures. The debt of all investees is non-recourse to us and we do not guarantee any of our investees’ obligations. Furthermore, we do not provide any operating deficit guarantees or income support guarantees to any of our joint venture partners. While we believe we are protected from any risk of liability because our investments in these partnerships as a general partner were conducted through the use of single-purpose entities, to the extent any debtors pursue payment from us, it is possible that we could be held liable for those liabilities, and those amounts could be material.

11.	ACQUISITIONS & DISPOSITIONS

Dispositions

On January 26, 2007, we sold BridgeStreet, our corporate housing subsidiary, for total proceeds of approximately $42.4 million in cash. Our corporate housing business had been classified as its own reportable segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operations of the corporate housing subsidiary have been classified as discontinued operations in our consolidated statement of operations for the three months ended March 31, 2007. The following table summarizes operating results, the gain on the sale, and our segment reporting of our corporate housing subsidiary:

Three Months
Ended
March 31, 2007

Revenue	$8,500
Depreciation and amortization	—
Operating expense	8,969

Operating loss	$(469)
Gain on sale	17,609
Interest expense	—

Income (loss) before minority interest and taxes	$17,140
Income tax (expense) benefit	(139)

Income (loss) from discontinued operations, net of taxes	$17,001

With respect to the foreign operations, the disposition was considered a sale of stock of the subsidiary and resulted in a capital loss for tax purposes. As this capital loss can only be used to offset capital gains for tax purposes, a full valuation allowance was recorded resulting in an effective tax rate of approximately 1 percent.

12.	STOCK-BASED COMPENSATION

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

In February 2008, we granted 815,245 shares of restricted stock to members of senior management. The restricted stock awards granted vest ratably over four years, except for our chief executive officer whose awards vest over three years based on his employment agreement. We recognized $0.3 million of restricted stock expense in the consolidated statement of operations for the three months ended March 31, 2008.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Interstate Hotels & Resorts, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated interim financial statements and the accompanying notes.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Quarterly Report on Form 10-Q and the information incorporated by reference herein, we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and other similar terms and phrases. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview and Outlook

Our Business — We are a leading hotel real estate investor and the nation’s largest independent operator, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet. The results of this segment are reported as discontinued operations in our consolidated financial statements for all periods presented.

As of March 31, 2008, we owned seven hotels with 2,045 rooms and held non-controlling joint venture equity interests in 18 joint ventures, which owned or held ownership interests in 47 of our managed properties. We managed all of the properties within our hotel ownership segment.

As of March 31, 2008, we and our affiliates managed 217 hotel properties with 45,252 rooms and six ancillary service centers (which consist of a convention center, a spa facility, two restaurants and two laundry centers), in 36 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland. Our portfolio of managed properties is diversified by location/market, franchise and brand affiliations, and ownership group(s). We manage hotels represented by more than 30 franchise and brand affiliations in addition to operating 16 independent hotels. Our managed hotels are owned by more than 60 different ownership groups.

Industry Overview — The lodging industry, of which we are a part, is subject to both national and international extraordinary events. Over the past several years we have continued to be impacted by events including the ongoing war on terrorism, the potential outbreak and epidemic of infectious disease, natural disasters, the continuing change in the strength and performance of regional and global economies and the level of hotel acquisition activity by private equity investors and other acquirers of real estate.

According to PKF Hospitality Research, the U.S. lodging industry enjoyed a tremendous period of recovery from 2003 through 2007. RevPAR growth was 5.7 percent and 7.8 percent in 2007 and 2006, respectively. Room demand increased by 1.2 percent in 2007 (against a room supply increase of 1.4 percent), up from a 0.5 percent room demand increase in 2006 (against a room supply increase of 0.2 percent). The demand in the industry is forecasted to grow at 0.9 percent in 2008 and 1.7 percent in 2009. Because increases in demand for hotel rooms are expected to lag behind increases in supply, the U.S. national average occupancy rate is expected to decline from 63.2 percent in 2007 to 61.9 percent in 2009. Notwithstanding the declining occupancy levels, average daily rates, or ADR, is expected to increase at a rate that is higher than the expected rate of inflation.

Overall industry RevPAR is projected to grow an additional 3.0 percent in 2008. As occupancy is projected to decrease 1.6 percent in 2008, nearly all of the growth will be driven by an increase in ADR of 4.7 percent. Overall, industry room supply and room demand are both projected to grow by 2.6 percent and 0.9 percent in 2008, respectively.

Financial Highlights — Our operating results for the first quarter of 2008 reflect tangible results of our strategy to diversify and stabilize our income streams through the increase of wholly-owned hotel real estate. For the three months ended March 31, 2008, revenues from our owned hotels were $23.9 million, an increase of $10.8 million compared to the same period in 2007. In addition, operating income from owned-hotels increased $1.4 million, while gross margins increased slightly from 28.3 percent in the first quarter of 2007 to 28.6 percent in the first quarter of 2008.

While we have benefited during the first quarter from the operations relating to our 2007 acquisitions of wholly-owned real estate, we have also realized significant growth in the number of hotels under management. During the first quarter of 2008, we have grown our management contact portfolio by a net 26 properties, providing a net increase of 2,632 additional rooms. Although our management contract losses have been significant over the past two years, we believe the attrition we have experienced within our portfolio of third party management agreements has leveled off, and we are beginning to expand our portfolio once again, as is evidenced by a net increase of 33 properties over the past two quarters.

Investments in and Acquisitions of Real Estate — In the first quarter of 2008, we continued to implement our growth strategy of selective hotel ownership through wholly-owned acquisitions and joint venture investments. In February 2008, our joint venture with Harte, closed on the purchase of a four property portfolio from affiliates of Blackstone, for an aggregate price of $208.7 million. We invested $11.6 million representing our 20 percent equity interest in the portfolio. At the time of our investment, we managed three of the properties and had previously managed the fourth. The joint venture plans to invest more than $30 million of additional funds for comprehensive renovations of the hotels over the 30 months following the acquisition, with our contribution expected to be approximately $2 million. The four properties included in the joint venture acquisition were as follows:

Property	Location	Guest Rooms

Sheraton Frazer Great Valley	Frazer, PA	198
Sheraton Mahwah	Mahwah, NJ	225
Latham Hotel Georgetown	Washington, DC	142
Hilton Lafayette	Lafayette, LA	327

In February 2008, our joint venture with FFC acquired a portfolio of 22 properties located throughout the Midwest in Illinois, Iowa, Michigan, Minnesota, Wisconsin and Texas. We invested $1.7 million, representing our 10 percent equity interest in the portfolio. Upon closing, all 22 properties, representing 2,397 rooms, were converted to various Wyndham Worldwide brands. The properties are located along major interstates and proximate to major commercial and leisure demand generators. Our investment includes our share of planned capital improvements to re-brand, re-image, and reposition the hotels.

In February 2008, we and JHM Hotels, LLC (“JHM”), formed a joint venture management company in which we hold a 50 percent ownership interest. The joint venture will seek management opportunities throughout India and has already signed its first management agreement in April 2008. Management of this hotel will commence in the fourth quarter of 2008. We provided to our partner, JHM, $0.5 million in the form of a convertible note towards the working capital of the joint venture, which is expected to convert to an equity interest in the joint venture during 2008. Simultaneous with the formation of this management company, we and JHM each committed to invest $6.25 million in the private real estate fund, Duet India Hotels (“Duet Fund”), which will seek opportunities to purchase and/or develop hotels throughout India. As of March 31, 2008, we had invested $1.6 million in the Duet Fund. In return for our investment, the Duet Fund will give our joint venture the right of first refusal for all hotels that it invests which are not already encumbered by an existing management contract.

In February 2008, True North Tesoro Property Partners, L.P., a joint venture in which we hold a 15.9 percent equity interest, sold the Doral Tesoro Hotel & Golf Club, located near Dallas, Texas. Our portion of the joint ventures’ gain on sale of the hotel was approximately $2.4 million before post-closing adjustments. In March 2008, we received $1.8 million from the sale proceeds. Additional distributions are anticipated as post-closing adjustments are settled. The joint venture owns a separate entity that holds mineral rights and receives royalties related to gas production activities which was not marketed in the sale of the hotel. This transaction serves as a primary example of the value we seek to create through the operational expertise we provide to owners, combined with the realization of the equitable appreciation of the underlying real estate asset.

Turnover of Management Contracts — During the first quarter of 2008, we continued to see a reduction in the number of hotel real estate transactions, leading to further stabilization in our third-party managed portfolio. The increased transaction activity beginning in 2005, had created a higher level of contract attrition within our portfolio; however, due to the tightening of the credit markets and the reduction in transaction activity during the past three quarters, we have seen our managed portfolio stabilize and furthermore begin to grow over the past two quarters.

The following table highlights the contract activity within our managed portfolio:

	Number of	Number of
	Properties	Rooms

As of December 31, 2007	191	42,620
New contracts	34	4,547
Lost contracts	(8)	(1,915)

As of March 31, 2008	217	45,252

As of March 31, 2008, we continued to manage nine Blackstone properties, which accounted for $1.0 million in management fees for the three months ended March 31, 2008. During the first quarter of 2008, Blackstone sold four hotels which we managed, three of which we continue to manage through one of our joint venture partnerships. Unpaid termination fees due to us from Blackstone as of March 31, 2008 for hotels previously sold by Blackstone is $18.4 million. For 21 of the hotels sold and with respect to $15.8 million of the unpaid fees, Blackstone retains the right to replace a terminated management contract during the 48 month payment period with a replacement contract on a different hotel and reduce the amount of any remaining unpaid fees. Management fees we would earn from any replacement management contract entered into with Blackstone would reduce dollar for dollar the termination fee balance due to us from Blackstone.

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

We have discussed those policies that we believe are critical and require judgment in their application in our Annual Report on Form 10-K, for the year ending December 31, 2007.

Results of Operations

Operating Statistics

Statistics related to our wholly-owned properties and managed hotel properties include:

	As of March 31,		Percent Change
	2008	2007	’08 vs. ’07

Hotel Ownership
Number of properties	7	5	40.0%
Number of rooms	2,045	1,260	62.3%
Hotel Management(1)
Properties managed	217	207	4.8%
Number of rooms	45,252	47,159	(4.0)%

(1)	Statistics related to hotels in which we hold a partial ownership interest through a joint venture or wholly-owned have been included in hotel management.

Hotels under management increased by a net of 10 properties as of March 31, 2008 compared to March 31, 2007, due to the following:

•	We secured 22 additional management contracts related to the Budget Portfolio Properties joint venture.

•	We secured 11 additional management contracts from Inland Lodging Corporation.

•	We secured 20 additional management contracts from various owners.

•	Blackstone sold 23 properties, 15 of which we no longer manage. In the case of the other eight properties, we either purchased the properties or were retained as manager by the new owners.

•	Sunstone REIT sold seven properties which we no longer manage.

•	21 properties, owned by various other owners, were transitioned out of our system.

The operating statistics related to our managed hotels, including wholly-owned hotels, on a same-store basis(2), were as follows:

	Three Months
	Ended March 31,		Percent Change
	2008	2007	’08 vs. ’07

Hotel Management
RevPAR	$96.33	$93.47	3.1%
ADR	$138.49	$129.66	6.8%
Occupancy	69.6%	72.1%	(3.5)%

(2)	We present these operating statistics for the periods included in this report on a same-store basis. We define our same-store hotels as those which (i) are managed or owned by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the periods being reported. In addition, the operating results of hotels for which we no longer manage as of March 31, 2008 are not included in same-store hotel results for the periods presented herein. Of the 217 properties that we managed as of March 31, 2008, 172 hotels have been classified as same-store hotels.

Revenues

The significant components of revenue were as follows (in thousands):

	Three Months
	Ended March 31,		Percent Change
	2008	2007	’08 vs. ’07

Lodging	$23,918	$13,076	82.9%
Management fees	9,909	11,469	(13.6)%
Termination fees	3,010	1,575	91.1%
Other	2,099	2,269	(7.5)%
Other revenue from managed properties	151,014	176,370	(14.4)%

Total revenue	$189,950	$204,759	(7.2)%

Lodging
The increase in lodging revenue of $10.8 million in the first quarter of 2008 is primarily due to the inclusion of revenues of $5.8 million from the Westin Atlanta, which was purchased in May 2007, and $2.7 million from the Sheraton Columbia, which was purchased in November 2007, and $2.1 million in additional revenue from the Hilton Houston Westchase, which was purchased in February 2007. In addition, during the three month period ended March 31, 2008, we saw an increase in RevPAR at the Hilton Durham and the Hilton Garden Inn Baton Rouge of 11.7 percent and 3.6 percent, respectively, over the same period in 2007 providing for increases in total revenue of $0.2 million and $0.1 million, respectively.

Management fees and termination fees
The decrease in management fee revenue was mainly due to the net loss of full service properties, which on average, yield a higher management fee than limited service properties. In addition, our room count was lower at March 31, 2008 compared to March 31, 2007. The decrease in the room count and the loss of full service properties were partially offset by a 3.1 percent increase in RevPAR during the first quarter of 2008.

The majority of the termination fees for the three months ended March 31, 2008 were due to the recognition of $2.7 million of termination fees from Blackstone, of which $1.4 million relates to three properties that our joint venture with Harte purchased from Blackstone. For these three hotels, Blackstone has waived the right to replace the management contract with another contract. As all contingencies have been removed, we recognized the full amount of the termination fees related to these three hotels. Termination fees from Blackstone are paid over 48 months or as a discounted one-time payment. Blackstone may also offset any unpaid termination fees due to us with future management fees earned from any new management agreement we would enter into with Blackstone. For the three months ended March 31, 2007, we recognized $1.1 million in termination fees related to previously terminated contracts from Blackstone.

Other revenue from managed properties
Other revenue from managed properties decreased in the first quarter of 2008 by $25.4 million, compared to the same period in 2007 due to the loss of full service properties. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations, that are contractually reimbursed to us by the hotel owners and are also recorded as “other expenses from managed properties.”

Operating Expenses

The significant components of operating expenses were as follows (in thousands):

	Three Months
	Ended March 31,		Percent Change
	2008	2007	’07 vs. ’06
		(As restated)

Lodging	$17,025	$9,372	81.7%
Administrative and general	15,829	13,315	18.9%
Depreciation and amortization	4,274	3,225	32.5%
Asset impairments and write-offs	1,112	2,399	(53.6)%
Other expenses from managed properties	151,014	176,370	(14.4)%

Total operating expenses	$189,254	$204,681	(7.5)%

Lodging
The increase in lodging expense in the first quarter of 2008 was primarily due to the inclusion of lodging expense of $4.2 million for the Westin Atlanta, which was acquired in May 2007, and $2.2 million for the Sheraton Columbia, which was acquired in November 2007. In addition, we recorded additional lodging expense of $1.3 million for Hilton Houston Westchase, which is primarily due to the inclusion of operations for the full first quarter of 2008 compared to a partial first quarter of 2007.

Administrative and general
These expenses consisted of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses increased $2.5 million between periods, primarily due to increased legal fees of $1.2 million, other professional fees of $0.2 million and bad debt expense of $0.6 million.

Depreciation and amortization
We had a significant increase in depreciable assets for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to the properties acquired in periods subsequent to the first quarter of 2007. We owned seven hotels as of March 31, 2008, compared to five hotels as of March 31, 2007. The Westin Atlanta and the Sheraton Columbia, both of which were acquired after the first quarter of 2007, resulted in depreciation expense of $0.8 million, and $0.7 million, respectively. These changes were offset by the decrease in scheduled amortization expense for our management contracts by approximately $0.8 million as a result of the significant decrease in intangible assets resulting from the write-off of properties as they are terminated.

Other expenses from managed properties
Other expenses from managed properties decreased in the first quarter of 2008 by $25.4 million, compared to the same period in 2007 due to the loss of full service properties. These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations, that are contractually reimbursed to us by the hotel owners and are also recorded as “other expenses from managed properties.”

Asset impairments and write-offs
For the three months ended March 31, 2008, $1.1 million of asset impairments were recorded related to four properties, three of which were sold by Blackstone and purchased by one of our joint ventures. In the first three months of 2007, we wrote-off the remaining unamortized management contract intangible asset of $2.3 million related to management contract costs for four properties sold by Blackstone and $0.1 million related to three properties sold by various other owners.

Other Income and Expenses

The significant components of other income and expenses were as follows (in thousands):

	Three Months
	Ended March 31,		Percent Change
	2008	2007	’08 vs. ’07
	(As restated)

Interest expense, net	$3,496	$2,297	52.2%
Equity in earnings from unconsolidated entities	2,361	401	>100%
Income tax benefit	(151)	(781)	(80.7)%
Minority interest (benefit) expense	(2)	46	>(100)%
Income from discontinued operations, net of tax	—	17,001	(100)%

Interest expense
The majority of the increase in net interest expense of $1.2 million was due to a higher average outstanding debt balance under the Credit Facility, resulting from the purchase and renovation of the Westin Atlanta and the Sheraton Columbia. The increase in interest expense was partially offset by lower interest expense related to the Hilton Concord mortgage debt which was repaid during the second quarter of 2007 and the non-recurrence of the write-off of $0.5 million of unamortized deferred financing costs associated with the extinguishment of our old credit facility in March 2007.

Equity in earnings from unconsolidated entities
The majority of the increase in equity in earnings of $2.0 million related to the gain on sale of $2.4 million for the sale of Doral Tesoro Hotel & Golf Club by one of our joint ventures. The gain was offset by equity losses of $0.4 million related to other joint ventures.

Income tax benefit
The change in income tax benefit was a result of a reduction in our net loss before income taxes in addition to a change in our effective tax rate from 38 percent, as of March 31, 2007, to 34.5 percent, as of March 31, 2008.

Income from discontinued operations, net of tax
Discontinued operations during the first quarter of 2007 represents the $17.6 million gain on sale of BridgeStreet in January 2007 offset by the $0.6 million operating loss, net of tax of the subsidiary prior to the sale.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Three Months
	Ended March 31,		Percent Change
	2008	2007	’08 vs. ’07
	(As restated)

Cash used in operating activities	$(1,291)	$(8,014)	(83.9)%
Cash used in investing activities	(19,917)	(22,585)	(11.8)%
Cash provided by financing activities	21,690	55,192	(60.7)%
Working capital (deficit)	(3,994)	34,381	>(100)%
Cash interest expense	3,499	1,751	99.8%
Debt balance	233,375	141,525	64.9%

Operating Activities

Net income, excluding the effect of non-cash adjustments to reconcile net income (loss) to cash provided by operating activities, increased by $0.3 million for the three months ended March 31, 2008. In addition, the change in accounts receivable increased by $2.5 million, primarily due to the reduction in the number of properties we managed in the first quarter of 2008 compared to the first quarter of 2007. The change in accounts payable and accrued expenses increased by $3.4 million in the first quarter of 2008 compared to the first quarter of 2007.

Investing Activities

The major components of the decrease in cash used in investing activities during the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 were:

•	In the first quarter of 2007, we purchased the Houston Westchase for $52.2 million, which included an escrow of additional restricted cash of $1.9 million associated with this acquisition, while we had no hotel acquisitions during the first quarter of 2008.

•	We made contributions of $13.5 million in joint venture investments during the first quarter of 2008 compared to $0.8 million during the same period in 2007. In 2008, we contributed a total of $11.1 million for investments in three new joint ventures, $0.8 million in existing joint ventures and $1.6 million into the Duet Fund.

•	We received a distribution from a joint venture, of $1.8 million from the sale of Doral Tesoro Hotel & Golf Club in February 2008. Distributions which are a return of our investment in the joint venture are recorded as investing cash flows, while distributions which are a return on our investment are recorded as operating cash flows.

•	We spent an additional $5.6 million on property and equipment in the first quarter of 2008, compared to the first quarter of 2007, which is primarily related to improvements at the Westin Atlanta and the Sheraton Columbia.

•	In the first quarter of 2007, the cash expenditures above were offset by proceeds of $34.4 million from the sale of BridgeStreet.

Financing Activities

The decrease in cash provided by financing activities was primarily due to net borrowings on long-term debt of $21.7 million in the first quarter of 2008, compared to net borrowings on long-term debt of $57.3 million in the first quarter of 2007. Our additional borrowings in 2007 related to the purchase of the Hilton Westchase of $32.8 million, and borrowings from our new Credit Facility of $65 million that we used to pay off the remaining balance on our previous credit facility. In addition, we incurred financing fees of $2.2 million in connection with the new Credit Facility that we entered into in March 2007.

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

Senior Credit Facility — In March 2007, we closed on our new $125.0 million Credit Facility. The new Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the new Credit Facility, we borrowed $65.0 million under the term loan and used a portion of those proceeds to pay off the remaining obligations under the old credit facility. In connection with the purchase of the Westin Atlanta Airport in May 2007, we amended the Credit Facility. The amendment increased our total borrowing capacity to $200.0 million, consisting of a $115.0 term loan and a $85.0 million revolving credit facility. As of March 31, 2008, we had $23.0 million available under our revolver. In addition, we have the ability to increase the revolving credit facility and/or term loan by up to $75.0 million, in the aggregate, by seeking additional commitments from lenders. Under the Credit Facility, we are required to make quarterly payments on the term loan of approximately $0.3 million.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of March 31, 2008, based on those financial tests, borrowings under the term loan and the revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 5.46 percent per annum). We incurred interest expense of $2.7 million and $0.9 million on the senior credit facilities for the three months ended March 31, 2008 and 2007, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of March 31, 2008 we are in compliance with all of those covenants.

Mortgage Debt — The following table summarizes our mortgage debt as of March 31, 2008:

				Interest Rate as of
	Principal	Maturity	Spread Over	March 31,
	Amount	Date(1)	30-Day LIBOR	2008

Hilton Arlington	$24.7 million	November 2009	135 bps	4.23%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	4.23%

(1)	We are required to make interest-only payments until these loans mature, with two optional one-year extensions.

We incurred interest expense on the mortgage loans of $0.7 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1 percent is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made in the third year.

In May 2008, we placed a non-recourse mortgage of $25.0 million on the Sheraton Columbia. We are required to make interest-only payments until the March 2011. Beginning May 2011 the loan will amortize over a 25 year period. The loan bears interest at a rate of LIBOR, plus 200 basis points. We used the net proceeds to pay down the revolver under our Credit Facility. Upon making the principle reduction payment towards our revolver, we expect to have approximately $47 million available under the Credit Facility. We have the ability to borrow up to an additional $10.0 million under the mortgage based upon achieving certain net operating income hurdles and renovation milestones.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

In an effort to manage interest rate risk covering our outstanding debt, we have entered into interest rate cap agreements and an interest rate collar agreement that are designed to provide an economic hedge against the potential effect of future interest rate fluctuations.

In October 2006, we entered into an interest rate cap agreement in connection with the purchase of the Hilton Arlington. The $24.7 million, three-year interest rate cap agreement is designed to hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 7.25 percent and is scheduled to mature on November 19, 2009. In February 2007, we entered into an interest rate cap agreement in connection with the purchase of the Hilton Houston Westchase. The $32.8 million, three-year interest rate cap agreement is designed to hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 7.25 percent and is scheduled to mature on February 9, 2010. At March 31, 2008, the total fair value of these interest rate cap agreements was not significant.

In January 2008, we entered into an interest rate collar agreement for a notional amount of $110.0 million to hedge against the potential effect of future interest rate fluctuation underlying our Credit Facility. The interest rate collar consists of an interest rate cap at 4.0 percent and an interest rate floor at 2.47 percent on the 30-day LIBOR rate. We are to receive the effective difference of the cap rate and the 30-day LIBOR rate, should LIBOR exceed the stated cap rate. Should the 30-day LIBOR rate fall to a level below the stated floor rate, we are to pay the effective difference. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010. At the time of inception, we designated the interest rate collar to be a cash flow hedge. The effective portion of the change in fair value of the interest rate collar is recorded as other comprehensive income. Ineffectiveness is recorded through earnings. At March 31, 2008, the interest rate collar had a fair value of $(0.8) million. The amount of ineffectiveness was inconsequential.

The 30-day LIBOR rate, upon which our debt and interest rate cap and collar agreements are based, decreased from 5.0 percent per annum, as of December 31, 2007, to 2.7 percent per annum, as of March 31, 2008. At March 31, 2008, we had $233.4 million of outstanding debt that was variable rate. Based upon this amount of variable rate debt and giving effect to our interest rate hedging activities, a 1.0 percent change in the 30-day LIBOR would have changed our interest expense by approximately $0.6 million for the three months ended March 31, 2008.

There were no other material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk other than the entrance into an interest rate collar agreement, and the cancellation of an interest rate cap agreement.

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

In connection with the preparation of our year end financial statements, our chief executive officer and chief financial concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 because of the following material weakness:

The Company did not have effective policies and procedures designed either to evaluate or review changes in accounting principles in accordance with U.S. GAAP. Specifically, the consideration and supervisory review of potential changes in the Company’s accounting principles was not designed to encompass all of the factors required by GAAP. Furthermore, the Company’s disclosure committee did not have procedures suitably designed to ensure that all of these factors were reviewed before approving a change in accounting principle. As a result, management adopted a new accounting policy related to impairment of intangible assets during the first quarter of 2007 that was not in accordance with GAAP. This material weakness resulted in material misstatements in the Company’s interim consolidated financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007, all of which have been restated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Following the implementation of the remedial actions described below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

In order to remedy the material weakness described above, during the first quarter of 2008, management has formalized specific actions that are required to be performed by the disclosure committee with respect to the evaluation of accounting changes.

Except as described above, there have been no changes in the Company’s internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 8, 2008