Form 10-Q
period 2008-06-30
INTERSTATE HOTELS & RESORTS INC
filed 2008-08-06
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

The number of shares of Common Stock, par value $0.01 per share, outstanding at August 1, 2008 was 31,832,262.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,316	$9,775
Restricted cash	8,573	7,090
Accounts receivable, net of allowance for doubtful accounts of $1,136 and $516, respectively	22,072	27,989
Due from related parties, net of allowance for doubtful accounts of $1,465 and $1,465, respectively	2,891	1,822
Prepaid expenses and other current assets	4,162	5,101
Deferred income taxes	5,236	3,796

Total current assets	51,250	55,573
Marketable securities	2,266	1,905
Property and equipment, net	286,219	278,098
Investments in unconsolidated entities	46,482	27,631
Notes receivable, net of allowance of $2,551 and $2,551, respectively	5,690	4,976
Deferred income taxes	18,097	18,247
Goodwill	66,599	66,599
Intangible assets, net	18,697	17,849

Total assets	$495,300	$470,878

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,012	$2,597
Accrued expenses	67,820	64,952
Current portion of long-term debt	863	863

Total current liabilities	73,695	68,412
Deferred compensation	2,240	1,831
Long-term debt	228,925	210,800

Total liabilities	304,860	281,043
Minority interest (redemption value of $139 at June 30, 2008)	321	329
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 31,849,062 and 31,832,262 shares issued and outstanding, respectively, at June 30, 2008; 31,718,817 and 31,702,017 shares issued and outstanding, respectively, at December 31, 2007	319	317
Treasury stock	(69)	(69)
Paid-in capital	196,368	195,729
Accumulated other comprehensive income (loss)	37	(87)
Accumulated deficit	(6,536)	(6,384)

Total stockholders’ equity	190,119	189,506

Total liabilities, minority interest and stockholders’ equity	$495,300	$470,878

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(As restated)		(As restated)

Revenue:
Lodging	$25,796	$18,621	$49,714	$31,697
Management fees	9,021	10,728	17,544	21,350
Management fees-related parties	1,799	852	3,185	1,699
Termination fees	1,194	2,418	4,204	3,993
Other	2,693	2,763	4,792	5,032

	40,503	35,382	79,439	63,771
Other revenue from managed properties	157,333	164,793	308,347	341,163

Total revenue	197,836	200,175	387,786	404,934
Expenses:
Lodging	17,510	12,607	34,452	21,930
Administrative and general	15,331	14,635	31,243	27,999
Depreciation and amortization	4,901	3,423	9,175	6,648
Asset impairments and write-offs	29	5,513	1,141	7,912

	37,771	36,178	76,011	64,489
Other expenses from managed properties	157,333	164,793	308,347	341,163

Total operating expenses	195,104	200,971	384,358	405,652

OPERATING INCOME (LOSS)	2,732	(796)	3,428	(718)
Interest income	280	721	599	1,157
Interest expense	(3,333)	(3,276)	(7,148)	(6,009)
Equity in earnings of unconsolidated entities	535	854	2,896	1,255

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	214	(2,497)	(225)	(4,315)
Income tax (expense) benefit	(79)	1,275	72	2,056
Minority interest (expense) benefit	(1)	4	1	(42)

INCOME (LOSS) FROM CONTINUING OPERATIONS	134	(1,218)	(152)	(2,301)
Income from discontinued operations, net of tax	—	607	—	17,608

NET INCOME (LOSS)	$134	$(611)	$(152)	$15,307

Other comprehensive income, net of tax:
Foreign currency translation loss	(28)	(18)	(17)	(23)
Unrealized gain on cash flow hedge instrument	552	—	101	—
Unrealized gain on investments	39	1	40	18

COMPREHENSIVE INCOME (LOSS)	$697	$(628)	$(28)	$15,302

BASIC (LOSS) EARNINGS PER SHARE:
Continuing operations	$—	$(0.04)	$—	$(0.08)
Discontinued operations	—	0.02	—	0.56

Basic (loss) earnings per share	$—	$(0.02)	$—	$0.48

DILUTIVE (LOSS) EARNINGS PER SHARE:
Continuing operations	$—	$(0.04)	$—	$(0.08)
Discontinued operations	—	0.02	—	0.56

Dilutive (loss) earnings per share	$—	$(0.02)	$—	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2008	2007
		(As restated)

OPERATING ACTIVITIES:
Net (loss) income	$(152)	$15,307
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,175	6,648
Amortization of deferred financing fees	633	1,113
Amortization of key money management contracts	406	321
Stock compensation expense	890	553
Discount on notes receivable	(152)	—
Bad debt expense	1,062	46
Asset impairments and write-offs	1,141	7,912
Equity in earnings from unconsolidated entities	(2,896)	(1,255)
Operating distributions from unconsolidated entities	767	221
Minority interest	(1)	42
Deferred income taxes	(1,290)	(3,253)
Excess tax benefits from share-based payment arrangements	80	(87)
Discontinued operations:
Gain on sale	—	(18,131)
Changes in assets and liabilities:
Accounts receivable	4,506	4,640
Due from related parties, net	(1,070)	525
Prepaid expenses and other current assets	939	(1,088)
Accounts payable and accrued expenses	6,269	1,953
Changes in assets and liabilities held for sale	—	93
Other changes in asset and liability accounts	(15)	(141)

Cash provided by operating activities	20,292	15,419

INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations	959	34,966
Change in restricted cash	(1,483)	(1,601)
Acquisition of hotels	—	(127,958)
Purchases related to discontinued operations	—	(68)
Purchases of property and equipment	(16,225)	(4,027)
Additions to intangible assets	(3,419)	(1,740)
Contributions to unconsolidated entities	(19,008)	(1,377)
Distributions from unconsolidated entities	1,830	2,759
Changes in notes receivable	(1,668)	746

Cash used in investing activities	(39,014)	(98,300)

FINANCING ACTIVITIES:
Proceeds from borrowings	47,000	147,825
Repayment of borrowings	(28,875)	(59,814)
Excess tax benefits from share-based payments	(80)	87
Proceeds from issuance of common stock	1	190
Financing fees paid	(810)	(3,317)

Cash provided by financing activities	17,236	84,971

Effect of exchange rate on cash	27	(18)
Net (decrease) increase in cash and cash equivalents	(1,459)	2,072
CASH AND CASH EQUIVALENTS, beginning of period	9,775	25,308

CASH AND CASH EQUIVALENTS, end of period	$8,316	$27,380

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$6,588	$4,577
Income taxes	402	1,894

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY

We are a leading hotel real estate investor and the nation’s largest independent operator of full- and select-service hotels, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable operating segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet Corporate Housing Worldwide, Inc. and its affiliated subsidiaries (“BridgeStreet”). The operations of BridgeStreet are presented as discontinued operations in our consolidated statement of operations and cash flows for all periods presented. Each segment is reviewed and evaluated separately by the company’s senior management. For financial information about each segment, see Note 9, “Segment Information.”

Our hotel ownership segment includes our wholly-owned hotels and our minority interest investments in hotel properties through unconsolidated entities. Hotel ownership allows us to participate in operations and potential asset appreciation of the hotel properties. As of June 30, 2008, we wholly-owned and managed seven hotels with 2,045 rooms and held non-controlling equity interests in 18 joint ventures, which owned or held ownership interests in 48 of our managed properties.

We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets to third parties. Our portfolio is diversified by location/market, franchise and brand affiliations, and ownership group(s). The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications, and centralized accounting. As of June 30, 2008, we and our affiliates managed 221 hotel properties with 45,960 rooms and six ancillary service centers (which consist of a convention center, a spa facility, two restaurants and two laundry centers), in 36 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland.

Our subsidiary operating partnership, Interstate Operating Company, L.P, indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. Certain independent third parties and we are limited partners of the partnership. The interests of those parties are reflected in minority interests on our consolidated balance sheet. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We own more than 99% of the subsidiary operating partnership.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

We have prepared these unaudited consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, for the year ended December 31, 2007. Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidated statement of operations for the three and six months ended June 30, 2007 and statement of cash flows for the six months ended June 30, 2007 are presented as restated in this Quarterly Report on Form 10-Q. Subsequent to the issuance of our interim condensed consolidated financial statements for the quarter ended June 30, 2007, our Audit Committee determined, after discussions with management, that the previously-issued financial statements as of, and for the quarters ended, March 31, 2007, June 30, 2007 and September 30, 2007 should no longer be relied upon due to an error in the calculation of intangible asset impairment charges that resulted from the termination of certain hotel management contracts. For additional information on the restatement and the impact of the restatement on the condensed consolidated financial data, refer to Note 19, Quarterly Financial Data (Unaudited), of our consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2007.

The following table presents the effects of correcting the errors described herein on our previously reported consolidated balance sheet and statement of operations (in thousands):

	As of June 30, 2007
	(As Reported)	Adjustments	(Restated)

ASSETS
Current assets:
Cash and equivalents	$27,380	—	$27,380
Escrow and restricted funds	8,086	—	8,086
Accounts receivable, net	27,398	—	27,398
Due to related party, net	944	—	944
Prepaid expenses and other current assets	4,056	—	4,056

Total current assets	67,864	—	67,864
Marketable securities	1,919	—	1,919
Property and equipment, net	230,522	—	230,522
Investments in unconsolidated entities	11,220	—	11,220
Notes receivable, net	4,289	—	4,289
Deferred income taxes	12,067	3,637	15,704
Goodwill	73,672	—	73,672
Intangible assets, net	29,886	(6,428)	23,458

Total assets	$431,439	(2,791)	$428,648

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,958	—	$1,958
Accrued expenses	70,506	726	71,232
Current portion of long-term debt	862	—	862

Total current liabilities	73,326	726	74,052
Deferred compensation	1,914	—	1,914
Long-term debt	171,375	—	171,375

Total liabilities	246,615	726	247,341
Minority interests	519	(20)	499
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $.01 par value	—	—	—
Common stock, $.01 par value	317	—	317
Treasury stock	(69)	—	(69)
Paid in capital	194,929	—	194,929
Accumulated other comprehensive (loss) income	(464)	—	(464)
Accumulated deficit	(10,408)	(3,497)	(13,905)

Total stockholders’ equity	184,305	(3,497)	180,808

Total liabilities, minority interests and stockholders’ equity	$431,439	(2,791)	$428,648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2007
	(As Reported)	Adjustments	(Restated)

Total revenue	$200,175	—	$200,175
Expenses:
Lodging	12,607	—	12,607
Administrative and general	14,635	—	14,635
Depreciation and amortization	3,684	(261)	3,423
Asset impairments and write-offs	1,047	4,466	5,513

	31,973	4,205	36,178
Other expenses from managed properties	164,793	—	164,793

Total operating expenses	196,766	4,205	200,971
OPERATING INCOME (LOSS)	3,409	(4,205)	(796)
INCOME (LOSS) BEFORE MINORITY INTERESTS AND INCOME TAXES	1,708	(4,205)	(2,497)
Income tax (expense) benefit	(708)	1,983	1,275
Minority interests (expense) benefit	(9)	13	4

INCOME (LOSS) FROM CONTINUING OPERATIONS	991	(2,209)	(1,218)
Income from discontinued operations, net of tax	607	—	607

NET INCOME (LOSS)	$1,598	(2,209)	$(611)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing Operations	$0.03	(0.07)	$(0.04)
Discontinued Operations	$0.02	—	$0.02

Basic earnings (loss) per share	$0.05	(0.07)	$(0.02)

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.03	(0.07)	$(0.04)
Discontinued operations	$0.02	—	$0.02

Diluted earnings per share	$0.05	(0.07)	$(0.02)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
	(As Reported)	Adjustments	(Restated)

Total revenue	$404,934	—	$404,934
Expenses:
Lodging	21,930	—	21,930
Administrative and general	27,999	—	27,999
Depreciation and amortization	6,977	(329)	6,648
Asset impairments and write-offs	1,155	6,757	7,912

	58,061	6,428	64,489
Other expenses from managed properties	341,163	—	341,163

Total operating expenses	399,224	6,428	405,652
OPERATING INCOME (LOSS)	5,710	(6,428)	(718)
INCOME (LOSS) BEFORE MINORITY INTERESTS AND INCOME TAXES	2,113	(6,428)	(4,315)
Income tax (expense) benefit	(855)	2,911	2,056
Minority interests (expense) benefit	(62)	20	(42)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,196	(3,497)	(2,301)
Income from discontinued operations, net of tax	17,608	—	17,608

NET INCOME (LOSS)	$18,804	(3,497)	$15,307

BASIC EARNINGS (LOSS) PER SHARE:
Continuing Operations	$0.04	(0.12)	$(0.08)
Discontinued Operations	$0.56	—	$0.56

Basic earnings per share	$0.60	(0.12)	$0.48

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.04	(0.12)	$(0.08)
Discontinued operations	$0.56	—	$0.56

Diluted earnings per share	$0.60	(0.12)	$0.48

The effect of the restatement on the consolidated statement of cash flows for the six months ended June 30, 2007 was a decrease in net income of $3.5 million, a decrease in deferred income taxes of $3.6 million, an increase in asset impairment and write-off of $6.8 million, and an increase in accrued expenses for the change in taxes payable of $0.7 million. The effect on depreciation and amortization and minority interest on the consolidated statement of cash flows was immaterial. Cash provided by operating activities did not change for the six months ended June 30, 2007 as a result of the restatement.

Revenue Recognition Related to Termination Fees

Termination fee revenue is recognized when all contingencies are removed. For the majority of contracts with The Blackstone Group (“Blackstone”), Blackstone retains the right to replace a terminated management contract with a replacement contract on a different hotel and reduce the amount of any remaining unpaid termination fees dollar for dollar. For terminated contracts which allow for replacement, revenue is recognized as the contingency is removed which is generally over the repayment period of 48 months.

Related Parties

In January 2007, we were retained as manager for two properties owned by Capstar Hotel Company, LLC (“New Capstar”), a newly formed real estate investment company founded by Paul Whetsell, our current Chairman of the Board. Balances related to New Capstar have been included within “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our managed properties for which we also hold a joint venture ownership interest continue to be included in “management fees — related parties.” See Note 4, “Investments in Unconsolidated Entities” for further information on these related party amounts.

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

	Fair Value at June 30, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Derivative instruments	$416	$—	$416	$—
Marketable securities	$2,266	$2,266	$—	$—

Total:	$2,682	$2,266	$416	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our marketable securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by us.

Our derivative instruments are classified within Level 2 of the fair value hierarchy as they are valued using third-party pricing models which contain inputs that are derived from observable market data. Where possible, we verify the values produced by the pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs.

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

In December 2007, FASB Statement No. 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R revises SFAS 141, “Business Combinations” (“SFAS 141”), but it retains a number of fundamental requirements of SFAS 141. SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R, will be applied prospectively to business combinations for which the acquisition dates are on or after the start of the year beginning on or after December 15, 2008. SFAS 141R will only have an impact on our financial statements if we are involved in a business combination in fiscal 2009 or later years.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The adoption of this statement will not have a material effect on our financial statements.

In May 2008, FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material effect on our financial statements.

In May 2008, FASB issued statement No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this statement.

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

Basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ended
				June 30, 2007
	June 30, 2008			(As restated)
			Per Share			Per Share
	Income	Shares	Amount	Loss	Shares	Amount

Income (loss) from continuing operations	$134	31,764	$—	$(1,218)	31,642	$(0.04)
Income from discontinued operations, net of tax	—	—	—	607	—	0.02

Basic net income (loss)	$134	31,764	$—	$(611)	31,642	$(0.02)

Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	13	—	—	—	—
Assuming vesting of outstanding restricted stock	—	1,087	—	—	—	—

Diluted net income (loss)	$134	32,864	$—	$(611)	31,642	$(0.02)

	Six Months Ended
				June 30, 2007
	June 30, 2008			(As restated)
	Income/		Per Share	Income/		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Loss from continuing operations	$(152)	31,765	$—	$(2,301)	31,602	$(0.08)
Income from discontinued operations, net of tax	—	—	—	17,608	—	0.56

Basic net (loss) income	$(152)	31,765	$—	$15,307	31,602	$0.48

Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	—	—	—	65	—
Assuming vesting of outstanding restricted stock	—	—	—	—	227	—

Diluted net (loss) income	$(152)	31,765	$—	$15,307	31,894	$0.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities consist of the following (in thousands, except number of hotels):

		Our Equity	June 30,	December 31,
Joint Venture	Number of Hotels	Participation	2008	2007

Amitel Holdings, LLC	6	15.0%	$4,496	$4,065
Budget Portfolio Properties, LLC	22	10.0%	1,480	250
CNL/IHC Partners, L.P.	3	15.0%	3,016	2,825
Cameron S-Sixteen Broadway, LLC	1	15.7%	918	1,002
Cameron S-Sixteen Hospitality, LLC	1	10.9%	249	399
Harte IHR Joint Venture	4	20.0%	11,353	2,356
IHR Greenbuck Hotel Venture, LLC(1)	1	15.0%	2,562	2,038
IHR Invest Hospitality Holdings, LLC	2	15.0%	4,035	4,372
IHR/Steadfast Hospitality Management, LLC(2)	—	50.0%	716	649
Interstate Cross Keys, LLC	1	15.0%	527	557
RQB Resort/Development Investors, LLC	1	10.0%	1,949	1,378
Steadfast Mexico, LLC	3	15.0%	6,201	6,133
India Management Co.(2)	—	50.0%	500	—
Duet Fund(3)	—	—	6,250	—
Other	3	various	2,230	1,607

Total	48		$46,482	$27,631

(1)	This joint venture opened a new hotel in June 2008 and is in process of developing one other hotel.

(2)	Hotel number is not listed as this joint venture owns a management company.

(3)	This fund has not purchased or invested in real estate properties as of June 30, 2008.

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

In February 2008, our joint venture Budget Portfolio Properties, LLC acquired a portfolio of 22 properties located throughout the Midwest in Illinois, Iowa, Michigan, Minnesota, Wisconsin and Texas. We invested $1.7 million representing our 10 percent equity interest in the portfolio. Upon closing, all 22 properties, representing 2,397 rooms, were converted to various Wyndham Worldwide brands.

In February 2008, True North Tesoro Property Partners, L.P., a joint venture in which we hold a 15.9 percent equity interest, sold the Doral Tesoro Hotel & Golf Club, located near Dallas, Texas. Our portion of the joint ventures’ gain on sale of the hotel was approximately $2.4 million before post-closing adjustments and has been recorded as equity in earnings from unconsolidated entities on our consolidated statement of operations. In March 2008, we received $1.8 million in proceeds from the sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, we and JHM Hotels, LLC (“JHM”), formed a joint venture management company in which we hold a 50 percent ownership interest. The joint venture will seek management opportunities throughout India and has already signed its first management agreement in April 2008. Management of this hotel will commence in late 2008 or early 2009. We provided to our partner, JHM, $0.5 million in the form of a convertible note towards the working capital of the joint venture, which is expected to convert to an equity interest in the joint venture during 2008. Simultaneous with the formation of this management company, we and JHM each committed to invest $6.25 million in the private real estate fund, Duet India Hotels (“Duet Fund”), which will seek opportunities to purchase and/or develop hotels throughout India. In February 2008 and June 2008, we contributed $1.6 million and $4.7 million, respectively, to the Duet Fund to fulfill our investment commitment. In return for our investment, the Duet Fund will give our management company joint venture the right of first look to manage all hotels that it invests which are not already encumbered by an existing management contract.

We had net related party accounts receivable for management fees and reimbursable costs from the hotels owned by unconsolidated entities of $2.7 million and $1.6 million as of June 30, 2008 and December 31, 2007, respectively. We earned related party management fees from our unconsolidated entities of $1.8 million and $3.1 million for the three and six months ended June 30, 2008, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2007, respectively.

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Land	$29,712	$26,912
Furniture and fixtures	34,033	28,841
Building and improvements	237,260	230,058
Leasehold improvements	5,826	5,695
Computer equipment	6,753	6,686
Software	12,515	12,336

Total	326,099	310,528
Less accumulated depreciation	(39,880)	(32,430)

Property and equipment, net	$286,219	$278,098

We acquired the Sheraton Columbia hotel in November 2007 and recorded a preliminary purchase allocation at that time. In early 2008, we received the property appraisal from a third-party hospitality consulting group to finalize the purchase allocation which increased the amount of the land allocation by $2.8 million to $6.5 million and increased furniture and fixtures by $0.8 million to $2.6 million. We reduced our previously recorded value for building and improvements by $3.6 million to $38.9 million.

The majority of the increase in property and equipment during the six months ended June 30, 2008 relates to renovations at two of our wholly-owned properties, the Westin Atlanta and the Sheraton Columbia.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Management contracts	$22,629	$21,338
Franchise fees	1,925	1,925
Deferred financing fees	4,492	3,619

Total cost	29,046	26,882
Less accumulated amortization	(10,349)	(9,033)

Intangible assets, net	$18,697	$17,849

The majority of our management contracts were identified as intangible assets at the time of the merger in 2002 and through the purchase of Sunstone Hotel Properties (“Sunstone”) in 2004, as part of the purchase accounting for each transaction. We also capitalize external direct costs, such as legal fees, which are incurred to acquire new management contracts. Also included in management contracts are cash payments made to owners to incentivize them to enter into new management contracts in the form of a loan which is forgiven over the life of the contract.

We amortize the value of our intangible assets, all of which have definite useful lives, over their estimated useful lives which generally correspond with the expected terms of the associated management, franchise, or financing agreements. For the six months ended June 30, 2008, we recognized impairment losses of $1.1 million, related to six properties that were sold in 2008, three of which were sold by Blackstone and purchased by a newly formed joint venture that we invested in. For the first six months of 2007, $7.9 million of asset impairment charges were recorded as a result of the termination of 28 management contracts related to properties that were sold in 2007.

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $0.5 million and $1.1 million for the three and six months ended June 30, 2008, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2007, respectively. We also amortized deferred financing fees in the amount of $0.3 million and $0.6 million for the three and six months ended June 30, 2008, respectively, and $0.4 million and $1.1 million for the three and six months ended June 30, 2007, respectively. During the first quarter of 2007, $0.5 million of deferred financing fees related to our old senior credit facility was amortized in connection with our entrance into a $125.0 million senior secured credit facility (as amended, the “Credit Facility”) and the related payoff of our previous senior credit facility and subordinated term loan. In connection with the Credit Facility, we recorded $3.0 million of deferred financing fees which will be amortized over the term of the Credit Facility. In May 2008, we placed a mortgage on the Sheraton Columbia and capitalized $0.8 million as deferred financing fees. Amortization of deferred financing fees is included in interest expense. See Note 8, “Long-Term Debt,” for additional information related to the Credit Facility.

Upon termination of a management agreement, we write off the entire value of the intangible asset related to the terminated contract as of the date of termination. We will continue to assess the recorded value of our management contracts and their related amortization periods as circumstances warrant.

Our goodwill is related to our hotel management segment. We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of our goodwill more frequently. During the six months ended June 30, 2008, no significant management contract losses or other material transactions and events occurred that were not already considered in our analysis during the fourth quarter of 2007. As such, we did not re-evaluate goodwill for impairment in the second quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Salaries and employee related benefits	$25,225	$27,837
Deferred revenues	6,254	1,125
Other	36,341	35,990

Total	$67,820	$64,952

The majority of deferred revenues are incentive fees. Certain hotel owners pay us a portion of the expected annual incentive fee on a monthly basis. As most of our contracts have annual incentive fee targets, we defer recognition of the incentive fees from these contracts until the last month of each annual contract period when all contingencies and uncertainties have been resolved and the incentive fees have been earned.

“Other” consists of legal expenses, sales and use tax accruals, property tax accruals, owners insurance for our managed hotels, general and administrative costs of managing our business and various other items. No individual amounts in “Other” represent more than 5% of current liabilities.

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Senior credit facility — term loan	$113,563	$114,138
Senior credit facility — revolver loan	33,700	40,000
Mortgage debt	82,525	57,525

Total long-term debt	229,788	211,663
Less current portion	(863)	(863)

Long-term debt, net of current portion	$228,925	$210,800

Senior Credit Facility

In March 2007, we closed on a senior secured Credit Facility with various lenders. The Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the Credit Facility, we borrowed $65.0 million under the term loan, using a portion of it to pay off the remaining obligations under our previous credit facility. In May 2007, we amended the Credit Facility to increase the borrowings under our term loan by $50.0 million, resulting in a total of $115.0 million outstanding under the term loan, and increased the availability under our revolving loan to $85.0 million. In addition, we have the ability to increase the revolving loan and/or term loan by up to $75.0 million, in the aggregate, by and after seeking additional commitments from lenders and amending certain of our covenants. The Credit Facility matures in March 2010.

Simultaneously with the amendment, we used the additional $50.0 million under the term loan, along with cash on hand, to purchase the 495-room Westin Atlanta Airport in May 2007. In November 2007, we borrowed $40.0 million on the revolving loan, along with cash on hand, to purchase the 288-room Sheraton Columbia. We are required to make quarterly payments of $0.3 million on the term loan until its maturity date in March 2010.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of June 30, 2008, based on those financial tests, borrowings under the term loan and the revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 5.24 percent per annum). We incurred interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense of $2.2 million and $5.0 million on the senior credit facilities for the three and six months ended June 30, 2008, respectively, and $1.9 million and $2.7 million for the three and six months ended June 30, 2007, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At June 30, 2008, we were in compliance with the loan covenants of the Credit Facility.

Mortgage Debt

The following table summarizes our mortgage debt as of June 30, 2008:

	Principal	Maturity	Spread Over	Interest Rate as of
	Amount	Date	LIBOR(1)	June 30, 2008

Hilton Arlington	$24.7 million	November 2009	135 bps	3.84%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	3.84%
Sheraton Columbia	$25.0 million	April 2013	200 bps	4.78%

(1)	The interest rate for the Hilton Arlington and Hilton Houston Westchase mortgage debt is based on a 30-day LIBOR, whereas, the interest rate for the Sheraton Columbia mortgage is based on a 90-day LIBOR.

For the Hilton Arlington and Hilton Houston Westchase, we are required to make interest-only payments until these loans mature, with two optional one-year extensions at our discretion to extend the maturity date beyond the date indicated. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1 percent is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made during the third year.

In May 2008, we placed a non-recourse mortgage of $25.0 million on the Sheraton Columbia. We are required to make interest-only payments until March 2011. Beginning May 2011, the loan will amortize based on a 25 year period. The loan bears interest at a rate of LIBOR plus 200 basis points and based on the terms of this mortgage loan, a penalty of 0.5 percent is assessed on any prepayments made during the first year. The net proceeds were used to pay down the revolving loan under our Credit Facility.

We incurred interest expense related to our mortgage loans of $0.8 million and $1.5 million for the three and six months ended June 30, 2008, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2007, respectively.

Interest Rate Caps

We have entered into three interest rate cap agreements in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The following table summarizes our interest rate cap agreements as of June 30, 2008:

		Maturity	30-day LIBOR
	Amount	Date	Cap Rate

October 2006 (Hilton Arlington mortgage loan)	$24.7 million	November 2009	7.25%
February 2007 (Hilton Westchase mortgage loan)	$32.8 million	February 2010	7.25%
April 2008 (Sheraton Columbia mortgage loan)	$25.0 million	May 2013	6.00%

At June 30, 2008, the total fair value of these interest rate cap agreements was approximately $0.2 million. The change in fair value for these interest rate cap agreements is recognized in our consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Collar

On January 11, 2008, we entered into an interest rate collar agreement for a notional amount of $110.0 million to hedge against the potential affect of future interest rate fluctuations underlying our Credit Facility. The interest rate collar consists of an interest rate cap at 4.0 percent and an interest rate floor at 2.47 percent on the 30-day LIBOR rate. We are to receive the effective difference of the cap rate and the 30-day LIBOR rate, should LIBOR exceed the stated cap rate. If, however, the 30-day LIBOR rate should fall to a level below the stated floor rate, we are to pay the effective difference. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010. At the time of inception, we designated the interest rate collar to be a cash flow hedge. The effective portion of the change in fair value of the interest rate collar is recorded as other comprehensive income. Ineffectiveness is recorded through earnings. At June 30, 2008, the interest rate collar had a fair value of $0.2 million. The amount of ineffectiveness was inconsequential.

9.	SEGMENT INFORMATION

We are organized into two reportable segments: hotel ownership and hotel management. A third reportable segment, corporate housing, was disposed of on January 26, 2007, with the sale of BridgeStreet and its affiliated subsidiaries. Each segment is managed separately because of its distinctive economic characteristics. Reimbursable expenses, classified as “other revenue from managed properties” and “other expenses from managed properties” on the statement of operations, are not included as part of this segment analysis. These line items are all part of the hotel management segment and net to zero.

Hotel ownership includes our wholly-owned hotels and our minority interest investments in hotel properties through unconsolidated entities. For the hotel ownership segment presentation, we have allocated internal management fee expense of $0.7 million and $1.4 million for the three and six months ended June 30, 2008 and $0.4 million and $0.8 million for the three and six months ended June 30, 2007, respectively, to wholly-owned hotels. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Interest expense related to hotel mortgages and other debt drawn specifically to finance the hotels is included in the hotel ownership segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated

Three months ended June 30, 2008
Revenue	$25,796	$14,707	$—	$40,503
Depreciation and amortization	3,784	1,001	116	4,901
Operating expense	18,471	13,177	1,222	32,870

Operating income (loss)	3,541	529	(1,338)	2,732
Interest expense, net	(3,053)	—	—	(3,053)
Equity in earnings of unconsolidated entities	535	—	—	535

Income (loss) before minority interests and income taxes	$1,023	$529	$(1,338)	$214

Capital expenditures	$8,547	$501	$75	$9,123
Three months ended June 30, 2007
Revenue	$18,621	$16,761	$—	$35,382
Depreciation and amortization	1,790	1,521	112	3,423
Operating expense	13,069	17,605	2,081	32,755

Operating income (loss)	3,762	(2,365)	(2,193)	(796)
Interest expense, net	(2,915)	—	360	(2,555)
Equity in earnings of unconsolidated entities	854	—	—	854

Income (loss) before minority interests and income taxes	$1,701	$(2,365)	$(1,833)	$(2,497)

Capital expenditures	$78,256	$46	$11	$78,313

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated

Six months ended June 30, 2008
Revenue	$49,714	$29,725	$—	$79,439
Depreciation and amortization	6,968	1,976	231	9,175
Operating expense	35,829	28,493	2,514	66,836

Operating income (loss)	6,917	(744)	(2,745)	3,428
Interest expense, net	(6,549)	—	—	(6,549)
Equity in earnings of unconsolidated entities	2,896	—	—	2,896

Income (loss) before minority interests and income taxes	$3,264	$(744)	$(2,745)	$(225)

Total assets	$336,825	$121,979	$36,496	$495,300
Capital expenditures	$15,307	$799	$119	$16,225
Six months ended June 30, 2007
Revenue	$31,697	$32,074	$—	$63,771
Depreciation and amortization	3,216	3,216	216	6,648
Operating expense	22,756	32,055	3,030	57,841

Operating income (loss)	5,725	(3,197)	(3,246)	(718)
Interest expense, net	(4,871)	—	19	(4,852)
Equity in earnings of unconsolidated entities	1,255	—	—	1,255

Income (loss) before minority interests and income taxes	$2,109	$(3,197)	$(3,227)	$(4,315)

Total assets	$246,914	$136,160	$45,574	$428,648
Capital expenditures	$131,194	$633	$158	$131,985

Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands)(1),(2):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Russia(3)	$180	$180	$358	$360
Other	$123	$157	$207	$218

(1)	Revenues for the United Kingdom and France related solely to BridgeStreet operations have been reclassified as discontinued operations on the consolidated statement of operations for the related periods due to the sale of BridgeStreet during the first quarter of 2007 and therefore have not been included in the above table. BridgeStreet revenues from the United Kingdom and France were $2.8 million and $0.2 million, respectively, for the six months ended June 30, 2007.

(2)	Management fee revenues from our managed properties in Mexico are recorded through our joint venture, IHR/Steadfast Hospitality Management, LLC, and as such, are included in equity in earnings in our consolidated statement of operations for the three and six months ended June 30, 2008, respectively.

(3)	Deferred revenues related to incentive fees paid, but not yet earned, of $5.4 million and $4.1 million have not been included for the six month periods ended June 30, 2008 and 2007, respectively.

A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 42.5 percent of our managed properties as of June 30, 2008, and 47.0 percent and 47.2 percent of our base and incentive management fees for the three and six months ended June 30, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Insurance Matters

As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of June 30, 2008, only 38 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we will be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on currently available information, we believe the ultimate resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed, we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. The amount of our receivable exceeds the dividend amounts claimed by the prior carrier. We have reserved the amount of the excess given the financial condition of the carrier. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. We do not expect to pay any amounts to the prior carrier prior to reaching an agreement with them regarding the contractual amounts due to us. To the extent we do not collect a sufficient portion of our receivable and pay amounts that we have been invoiced, we will vigorously attempt to recover any additional amounts from our owners.

Insurance Receivables and Reserves

Our insurance captive subsidiary earns insurance revenues through direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims and claim settlement expenses. We provide a reinsurance layer between the primary and excess carrier that we manage through our captive insurance subsidiary. Consultants determine loss reserves and we evaluate the adequacy of the amount of reserves based on historical claims and future estimates. At June 30, 2008 and December 31, 2007, our reserve for claims was $1.0 million and $1.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

As of June 30, 2008, our lease obligations consist of office space for our corporate offices. Future minimum lease payments required under these operating leases as of June 30, 2008 were as follows (in thousands):

June 30, 2008-2009	$4,125
June 30, 2009-2010	4,206
June 30, 2010-2011	4,200
June 30, 2011-2012	3,658
June 30, 2012-2013	3,746
Thereafter	1,266

Total	$21,201

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

June 30, 2008-2009	$1,156
June 30, 2009-2010	1,202
June 30, 2010-2011	1,250
June 30, 2011-2012	1,300
June 30, 2012-2013	1,352
Thereafter	228

Total	$6,488

Commitments Related to Management Agreements and Hotel Ownership

Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $2.4 million to these hotel owners in the form of advances or loans. The timing or amount of working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.

In connection with our owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of June 30, 2008, we had ongoing renovation and property improvement projects with remaining expected costs to complete of approximately $18.3 million.

As discussed in Note 4, “Investments in Unconsolidated Entities,” in February 2008, we and JHM each committed to invest $6.25 million in the Duet Fund. As of June 30, 2008, we had invested $6.25 million in the Duet Fund and have thereby fully satisfied our obligations under our joint venture agreement with JHM.

Guarantees

As discussed in Note 8 “Long-Term Debt,” on May 1, 2008, our wholly-owned subsidiary which owns the Sheraton Columbia hotel entered into a mortgage which is non-recourse to us. However, in order to obtain this mortgage we entered into a guarantee agreement in favor of the lender which requires the prompt completion and payment of the required improvements as defined in the agreement. These required improvements are included in the property improvement plan, as required by the brand franchise agreement and are subject to change based upon changes in the construction budget. As of June 30, 2008, the required improvements were approximately $8.1 million and we anticipate the completion prior to June 30, 2009. No liability has been recognized related to this guarantee. If the required improvements are not completed, the lender has the right to force us to do so. We expect that the required improvements will be completed in a timely basis and no amounts will be funded under this guarantee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit

As of June 30, 2008, we had a $1.0 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2009. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, the lender has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on the consolidated balance sheet. We also have a $0.75 million letter of credit outstanding in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. The letter of credit expires on March 31, 2009. We are required by the insurance carrier to deliver the letter of credit to cover its risk in the event the properties default on their required payments related to the surety bonds.

Contingent Liabilities Related to Partnership Interests

In connection with one of our development joint ventures, we have agreed to fund, through additional contributions, a portion of any development and construction cost overruns up to $0.6 million of the approved capital spending plan for each hotel developed and constructed by our joint venture, IHR Greenbuck Hotel Venture. We believe that with our experience in project management and design, the risk of any required additional funding in excess of our planned equity investments is minimal. However certain circumstances throughout the design and construction process could arise that may prevent us from completing the project with total costs under 110 percent and therefore require us to contribute additional funding. As construction and development of each hotel is completed, the contingency for cost overruns on that hotel is removed.

Additionally, we own interests in other partnerships and joint ventures. To the extent that any of these partnerships or joint ventures become unable to pay its obligations, those obligations would become obligations of the general partners. We are not the sole general partner of any of our joint ventures. The debt of all investees is non-recourse to us and we do not guarantee any of our investees’ obligations. Furthermore, we do not provide any operating deficit guarantees or income support guarantees to any of our joint venture partners. While we believe we are protected from any risk of liability because our investments in certain of these partnerships as one of several general partners were conducted through the use of single-purpose entities, to the extent any debtors pursue payment from us, it is possible that we could be held liable for those liabilities, and those amounts could be material.

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

For the six months ended June 30, 2008, we granted 844,414 shares of restricted stock to members of senior management and the board of directors. The restricted stock awards granted vest ratably over four years, except for our chief executive officer whose awards vest over three years based on his employment agreement. No stock options were granted for the six months ended June 30, 2008.

We recognized restricted stock and stock option expense of $0.5 million and $0.9 million in the consolidated statement of operations for the three and six months ended June 30, 2008, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively.

12.	SUBSEQUENT EVENT

On July 31, 2008 we formed a joint venture with Madison W Properties, LLC to acquire an interest in a partnership that owns the former 367-room Radisson Plaza Hotel Lexington in Kentucky. We have agreed to invest approximately $980,000 for a 5% equity interest. The hotel will begin a comprehensive, $13 million renovation encompassing guest rooms and public spaces, as well as a restaurant. Following completion of the renovation, the hotel will be re-branded as a Hilton. We currently manage the hotel and will operate the property as an independent hotel until the renovation is complete and the hotel is reflagged.

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

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Quarterly Report on Form 10-Q and the information incorporated by reference herein, we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and other similar terms and phrases. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview and Outlook

Our Business — We are a leading hotel real estate investor and the nation’s largest independent operator of full- and select-service hotels, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet. The results of this segment are reported as discontinued operations in our consolidated financial statements for all periods presented.

As of June 30, 2008, we wholly-owned and managed seven hotels with 2,045 rooms and held non-controlling joint venture equity interests in 18 joint ventures, which owned or held ownership interests in 48 of our managed properties.

As of June 30, 2008, we and our affiliates managed 221 hotel properties with 45,960 rooms and six ancillary service centers (which consist of a convention center, a spa facility, two restaurants and two laundry centers), in 36 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland. Our portfolio of managed properties is diversified by location/market, franchise and brand affiliations, and ownership group(s). We manage hotels represented by more than 30 franchise and brand affiliations in addition to operating 17 independent hotels. Our managed hotels are owned by more than 60 different ownership groups.

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

The U.S. lodging industry experienced a tremendous period of growth from 2003 through 2007. However, demand declined in U.S. lodging in the first half of 2008 as a result of the slowing economic growth. This economic slowdown, along with the rising cost of airline travel, the rising cost of fuel prices, and companies attempting to limit or reduce spending have all contributed to a decline in demand for the lodging industry which is expected to continue throughout the remainder of 2008. This decrease in demand has been most notable in transient, the traveler generally paying the highest rate, but also has affected group and leisure business as well.

In order to mitigate the decrease in demand and maximize our ability to maintain rate we have focused our properties’ efforts on adjusting the business mix shifting efforts toward group, managing off-peak periods, and increasing sales efforts at both the local and national levels in order to capture the highest amount of available business. We have also installed cost control measures and contingency plans at every hotel in order to hold or reduce salary, energy, maintenance and other overhead costs to ensure the effect to operating margins is minimized during this slowdown.

We believe we have taken the appropriate steps to mitigate the effects of the current economic slowdown and its impact to the lodging industry. However, we believe the uncertainty of the current economy does not allow us to give any assurances that further decline in the economy will not lead to a decline in our hotels revenues and our earnings both from our owned portfolio and our managed portfolio.

Financial Highlights — Our operating results for the second quarter of 2008 reflect tangible results of our strategy to diversify and stabilize our income streams through the increase of wholly-owned hotel real estate. For the six months ended June 30, 2008, revenues from our owned hotels were $49.7 million, an increase of $18.0 million compared to the same period in 2007. In addition, operating income from owned-hotels increased $1.2 million, while gross margins remained flat at approximately 30.7%.

Investments in and Acquisitions of Real Estate — In the first six months of 2008, we continued to implement our growth strategy of selective hotel ownership primarily through joint venture investments. In February 2008, our joint venture with Harte closed on the purchase of a four property portfolio from affiliates of Blackstone, for an aggregate price of $208.7 million. We invested $11.6 million representing our 20 percent equity interest in the portfolio. At the time of our investment, we managed three of the properties and had previously managed the fourth. The joint venture plans to invest more than $30 million of additional funds for comprehensive renovations of the hotels over the 30 months following the acquisition, with our contribution expected to be approximately $2 million. The four properties included in the joint venture acquisition were as follows:

Property	Location	Guest Rooms

Sheraton Frazer Great Valley	Frazer, PA	198
Sheraton Mahwah	Mahwah, NJ	225
Latham Hotel Georgetown	Washington, DC	142
Hilton Lafayette	Lafayette, LA	327

In February 2008, our joint venture Budget Portfolio Properties, LLC acquired a portfolio of 22 properties located throughout the Midwest in Illinois, Iowa, Michigan, Minnesota, Wisconsin and Texas. We invested $1.7 million, representing our 10 percent equity interest in the portfolio. Upon closing, all 22 properties, representing 2,397 rooms, were converted to various Wyndham Worldwide brands. The properties are located along major interstates and proximate to major commercial and leisure demand generators. Our investment includes our share of planned capital improvements to re-brand, re-image, and reposition the hotels.

In February 2008, we and JHM Hotels, LLC (“JHM”), formed a joint venture management company in which we hold a 50 percent ownership interest. The joint venture will seek management opportunities throughout India and has already signed its first management agreement in April 2008. Management of this hotel will commence in late 2008 or early 2009. We provided to our partner, JHM, $0.5 million in the form of a convertible note towards the working capital of the joint venture, which is expected to convert to an equity interest in the joint venture during 2008. Simultaneous with the formation of this management company, we and JHM each committed to invest $6.25 million in the private real estate fund, Duet India Hotels (“Duet Fund”), which will seek opportunities to purchase and/or develop hotels throughout India. As of June 30, 2008, we had invested $6.25 million in the Duet

Fund. In return for our investment, the Duet Fund will give our management company joint venture the right of first look to manage all hotels that it invests which are not already encumbered by an existing management contract.

In February 2008, True North Tesoro Property Partners, L.P., a joint venture in which we hold a 15.9 percent equity interest, sold the Doral Tesoro Hotel & Golf Club, located near Dallas, Texas. Our portion of the joint venture’s gain on sale of the hotel was approximately $2.4 million before post-closing adjustments. In March 2008, we received $1.8 million in proceeds from the sale. This transaction serves as a primary example of the value we seek to create through the operational expertise we provide to owners, combined with the realization of the equitable appreciation of the underlying real estate asset. The joint venture also owns a separate entity that holds mineral rights and receives royalties related to gas production activities which was not marketed in the sale of the hotel and we continue to own this entity and expect to receive royalty payments periodically.

In June 2008, IHR Greenbuck Hotel Venture, a joint venture in which we hold a 15.0 percent equity interest, opened the first aloft, a new upscale and select-service Starwood brand, hotel in the United States, in Rancho Cucamonga, California, near Ontario, California. We will manage this 136 room newly built hotel.

Turnover of Management Contracts — During the first six months of 2008, we continued to see a reduction in the number of hotel real estate transactions, leading to further stabilization in our third-party managed portfolio. The increased transaction activity beginning in 2005, had created a higher level of contract attrition within our portfolio; however, due to the tightening of the credit markets and the reduction in transaction activity during the past three quarters, we have seen our managed portfolio stabilize and begin to grow.

During the second quarter of 2008, we have grown our management contract portfolio by a net four properties, providing a net increase of 708 additional rooms. Although our management contract losses have been significant over the past two years, we believe the attrition we have experienced within our portfolio of third party management agreements has leveled off, and we have begun to expand our portfolio once again, as evidenced by a net increase of 37 properties over the past three quarters.

The following table highlights the contract activity within our managed portfolio:

	Number of	Number of
	Properties	Rooms

As of December 31, 2007	191	42,620
New contracts	43	5,989
Lost contracts	(13)	(2,649)

As of June 30, 2008	221	45,960

As of June 30, 2008, we continued to manage nine Blackstone properties, which accounted for $0.9 million and $1.9 million in management fees for the three and six months ended June 30, 2008. During the first quarter of 2008, Blackstone sold four hotels which we managed, three of which we continue to manage through one of our joint venture partnerships. Unpaid termination fees due to us from Blackstone as of June 30, 2008 for hotels previously sold by Blackstone is $16.9 million. For 21 of the hotels sold and with respect to $14.5 million of the unpaid fees, Blackstone retains the right to replace a terminated management contract during the 48 month payment period with a replacement contract on a different hotel and reduce the amount of any remaining unpaid fees.

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

Results of Operations

Operating Statistics

Statistics related to our managed hotel properties (including wholly-owned hotels) are set forth below:

	As of June 30,		Percent Change
	2008	2007	’08 vs.’07

Hotel Ownership
Number of properties	7	6	16.7%
Number of rooms	2,045	1,757	16.4%
Hotel Management(1)
Properties managed	221	187	18.2%
Number of rooms	45,960	42,760	7.5%

(1)	Statistics related to hotels in which we hold a partial ownership interest through a joint venture or wholly-owned have been included in hotel management.

Hotels under management increased by a net of 34 properties as of June 30, 2008 compared to June 30, 2007, due to the following:

•	We acquired 22 management contracts through our investment in the Budget Portfolio Properties, LLC joint venture.

•	We signed 7 new management contracts with Equity Inns, Inc.

•	We secured 10 additional management contracts from Inland Lodging Corporation.

•	We obtained 18 new management contracts with various owners.

•	23 properties owned by various owners were transitioned out of our system.

The operating statistics related to our managed hotels, including wholly-owned hotels, on a same-store basis(2) were as follows:

	Three Months
	Ended June 30,		Percent Change
	2008	2007	’08 vs. ’07

Hotel Management
RevPAR	$108.65	$104.44	4.0%
ADR	$143.13	$135.49	5.6%
Occupancy	75.9%	77.1%	(1.6)%

	Six Months
	Ended June 30,		Percent Change
	2008	2007	’08 vs. ’07

Hotel Management
RevPAR	$102.84	$99.10	3.8%
ADR	$141.20	$132.98	6.2%
Occupancy	72.8%	74.5%	(2.3)%

(2)	We present these operating statistics for the periods included in this report on a same-store basis. We define our same-store hotels as those which (i) are managed or owned by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the periods being reported. In addition, the operating results of hotels for which we no longer manage as of June 30, 2008 are not included in same-store hotel results for the periods presented herein. Of the 221 properties that we managed as of June 30, 2008, 173 properties have been classified as same-store hotels.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenue

Revenue consisted of the following (in thousands):

	Three Months
	Ended June 30,		Percent Change
	2008	2007	’08 vs. ’07

Lodging	$25,796	$18,621	38.5%
Management fees	10,820	11,580	(6.6)%
Termination fees	1,194	2,418	(50.6)%
Other	2,693	2,763	(2.5)%
Other revenue from managed properties	157,333	164,793	(4.5)%

Total revenue	$197,836	$200,175	(1.2)%

Lodging
The increase in lodging revenue of $7.2 million in the second quarter of 2008 compared to the same period in 2007 was primarily due to the inclusion of revenues of $4.0 million from the Sheraton Columbia, which was purchased in November 2007, and $2.5 million in additional revenue from the Westin Atlanta, which was purchased in May 2007. In addition, during the three month period ended June 30, 2008, we saw an increase in RevPAR at the Hilton Houston Westchase and the Hilton Concord of 5.4% and 4.9%, respectively, over the same period in 2007 providing for increases in total revenue of $0.3 and $0.2 million, respectively.

Management fees and termination fees
The decrease in management fee revenue of $0.8 million was mainly due to the net loss of full-service properties, which on average, yield a higher management fee than limited service properties. However, due to improved operating efficiencies at our managed properties, we were able to partially reduce the decline in management fees by increasing RevPAR by 4.0% on our same-store hotels during the six months ended June 30, 2008 compared to the same period in 2007.

Termination fees for the three months ended June 30, 2008 were due to the recognition of $1.2 million of termination fees from Blackstone on the sales of various properties. For the three months ended June 30, 2007, we recognized $1.4 million in termination fees from Blackstone on the sale of the Westin Atlanta Airport, $0.5 million from the sales of other Blackstone properties, and $0.5 million from termination by various other owners.

Other revenue from managed properties
These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners, the payments of which are recorded as “other expenses from managed properties.” The decrease of $7.5 million in other revenue from managed properties in the second quarter of 2008 compared to the same period in 2007 is primarily due to the loss of full-service properties.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months
	Ended June 30,		Percent Change
	2008	2007	’08 vs. ’07

Lodging	$17,510	$12,607	38.9%
Administrative and general	15,331	14,635	4.8%
Depreciation and amortization	4,901	3,423	43.2%
Asset impairments and write-offs	29	5,513	(99.5)%
Other expenses from managed properties	157,333	164,793	(4.5)%

Total operating expenses	$195,104	$200,971	(2.9)%

Lodging
The increase in lodging expense of $4.9 million in the second quarter was primarily due to the inclusion of lodging expense of $2.4 million from the Sheraton Columbia, which was purchased in November 2007. In addition, we recorded additional lodging expense of $2.3 million for the Westin Atlanta, which was primarily due to the inclusion of operations for the full second quarter of 2008 compared to a partial second quarter of 2007.

Administrative and general
These expenses consisted of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses showed an increase of $0.7 million in the second quarter of 2008 compared to the same period in 2007, primarily due to increased legal fees of $0.8 million and audit expenses of $0.2 million. These increases were partially offset by a reduction of $0.3 million in payroll related expenses.

Depreciation and amortization
We had a significant increase in depreciable assets as we increased our wholly-owned hotel portfolio to seven. The Sheraton Columbia and Westin Atlanta Airport, both of which were acquired in or subsequent to the second quarter of 2007, resulted in additional depreciation expense of $0.6 million and $1.3 million, respectively, in the second quarter of 2008 compared to the same period in 2007. These changes were offset by the decrease in scheduled amortization expense for our management contracts by approximately $0.5 million as a result of the significant decrease in intangible assets resulting from the write-off of management contracts as they are terminated.

Asset impairments and write-offs
For the three months ended June 30, 2008, less than $0.1 million of asset impairment was recorded related to two properties. For the three months ended June 30, 2007, $5.5 million of asset impairments were recorded as a result of the termination of management contracts related to properties that were sold during the period.

Other expenses from managed properties
These expenses represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners and are also recorded as “other revenues from managed properties.” The decrease of $7.5 million in other expenses from managed properties in the second quarter of 2008 compared to the same period in 2007 was primarily due to the loss of full-service properties.

Other Income and Expense

Other income and expenses consisted of the following (in thousands):

	Three Months
	Ended June 30,		Percent Change
	2008	2007	’08 vs. ’07

Interest expense, net	$3,053	$2,555	19.5%
Equity in earnings of unconsolidated entities	535	854	(37.4)%
Income tax expense (benefit)	79	(1,275)	>(100)%
Minority interest expense (benefit)	1	(4)	>(100)%
Income from discontinued operations, net of tax	—	607	(100)%

Interest expense, net
The majority of the increase in net interest expense of $0.5 million in the second quarter of 2008 compared to the same period in 2007 was primarily due to a decrease of $0.4 million in interest income as a result of decreasing cash levels combined with declining interest rates.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities decreased $0.3 million, primarily related to $0.6 million in additional gain related to the settlement of working capital and purchase price true-ups in the second quarter of 2007 from the sale of the Sawgrass Marriott Resort & Spa, which our joint venture sold in July 2006.

Income tax expense
The change in income tax expense is driven by the increase in income from continuing operations as well as a lower effective tax rate of 32.0% in 2008 compared to 47.6% in 2007. The reduction in our effective tax rate between 2008 and 2007 is a result of a change in tax law that occurred in 2007 allowing us to utilize certain tax credits to offset alternative minimum taxes paid.

Income from discontinued operations, net of tax
Income from discontinued operations for the three months ended June 30, 2007 was primarily due to an additional gain recognized on the sale of BridgeStreet of $0.5 million as well as an additional $0.1 million net gain related to post closing adjustments on the September 2005 sale of the Pittsburgh Airport Residence Inn by Marriott.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Revenue

Revenue consisted of the following (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2008	2007	’08 vs. ’07

Lodging	$49,714	$31,697	56.8%
Management fees	20,729	23,049	(10.1)%
Termination fees	4,204	3,993	5.3%
Other	4,792	5,032	(4.8)%
Other revenue from managed properties	308,347	341,163	(9.6)%

Total revenue	$387,786	$404,934	(4.2)%

Lodging
The increase in lodging revenue of $18.0 million in the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to the inclusion of $6.7 million of revenues in the six months ended June 30, 2008 from the Sheraton Columbia, which was purchased in November 2007, $8.3 million in additional revenue from the Westin Atlanta, which was purchased in May 2007, and $2.4 million in additional revenue from the Hilton Houston Westchase, which was purchased in February 2007.

Management fees and termination fees
The decrease in management fee revenue was mainly due to the net loss of full-service properties, which on average, yield a higher management fee than limited service properties. However, due to improved operating efficiencies at our managed properties, we were able to partially offset the loss of management contracts by increasing RevPAR by 3.8% for the six month period ended June 30, 2008 compared to the prior year period.

The majority of the termination fees for the six months ended June 30, 2008 were due to the recognition of $3.9 million of termination fees from Blackstone, of which $1.4 million related to three properties that our joint venture with Harte purchased from Blackstone. For these three hotels, Blackstone has waived the right to replace the management contract with another contract. As all contingencies have been removed, we recognized the full amount of the termination fees related to these three hotels. Terminations fees from Blackstone, in most instances, are paid over 48 months or as a discounted one-time payment. Blackstone may also offset any unpaid termination fees due to us with future management fees earned on any new management agreement we would enter into with Blackstone. Termination fees for the six months ended June 30, 2007 were due to the recognition of $1.4 million of termination fees from Blackstone on the sale of the Westin Atlanta Airport, $1.0 million from the sale of Hilton Houston Westchase, $0.5 million from sales of other Blackstone properties and $1.1 million related to the loss of management contracts from other owners.

Other
Other revenues decreased $0.2 million due to a decrease of $0.6 million in purchasing fees and $0.3 million in insurance revenues partially offset by an increase of $0.6 million in capital project management revenue and $0.1 million in accounting fees.

Other revenue from managed properties
These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners, the payment of which are recorded as “other expenses from managed properties.” The decrease of $32.8 million in other revenue from managed properties is primarily due to the loss of full-service properties.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2008	2007	’08 vs. ’07

Lodging	$34,452	$21,930	57.1%
Administrative and general	31,243	27,999	11.6%
Depreciation and amortization	9,175	6,648	38.0%
Asset impairments and write-offs	1,141	7,912	(85.6)%
Other expenses from managed properties	308,347	341,163	(9.6)%

Total operating expenses	$384,358	$405,652	(5.2)%

Lodging
The increase in lodging expense of $12.5 million in the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to the inclusion of lodging expense of $4.6 million from the Sheraton Columbia, which was purchased in November 2007. In addition, we recorded additional lodging expense of $6.5 million for the Westin Atlanta, which was purchased in May 2007, and additional lodging expense of $1.4 million for the Hilton Houston Westchase, which was purchased in February 2007.

Administrative and general
These expenses consisted of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses increased $3.2 million between periods, primarily due to increased legal fees of $2.0 million, advertising expenses of $0.5 million, and bad debt expense of $0.5 million.

Depreciation and amortization
We had a significant increase in depreciable assets in the six months ended June 30, 2008 compared to the same period in 2007 due to the increase in our wholly-owned hotel portfolio to seven. The Sheraton Columbia, Westin Atlanta Airport, and Hilton Houston Westchase, all of which were acquired in or subsequent to the second quarter of 2007, resulted in additional depreciation expense of $1.3 million, $2.0 million, and $0.2 million, respectively. These changes were offset by the decrease in scheduled amortization expense for our management contracts by approximately $1.3 million as a result of the significant decrease in intangible assets resulting from the write-off of properties as they are terminated.

Asset impairments and write-offs
For the six months ended June 30, 2008, we recognized impairment losses of $1.1 million, related to six properties that were sold in 2008, three of which were sold by Blackstone and purchased by one of our joint ventures. In the first six months of 2007, $7.9 million of asset impairments were recorded as a result of the termination of 28 management contracts related to properties that were sold in 2007.

Other expenses from managed properties
These expenses represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners and are also recorded as “other revenues from managed properties.” The decrease of $32.8 million in other expenses from managed properties in the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to the loss of full-service properties.

Other Income and Expense

Other income and expenses consisted of the following (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2008	2007	’08 vs. ’07

Interest expense, net	$6,549	$4,852	35.0%
Equity in earnings of unconsolidated entities	2,896	1,255	>100%
Income tax (benefit) expense	(72)	(2,056)	96.5%
Minority interest (benefit) expense	(1)	42	>(100)%
Income from discontinued operations, net of tax	—	17,608	(100)%

Interest expense, net
The majority of the increase in interest expense of $1.7 million in the six months ended June 30, 2008 compared to the same period in 2007 was due to interest expense of $5.0 million incurred on the additional borrowings made during the six months ended June 30, 2008 on our Credit Facility. In addition, we incurred approximately $0.2 million in interest expense for the Sheraton Columbia mortgage debt which was placed in May 2008. These increases were offset by interest savings as a result of the downward trend in the 30 day LIBOR rates. Furthermore, interest income decreased approximately $0.5 million as a result of decreased cash and cash equivalents.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities increased $1.6 million in the six months ended June 30, 2008 compared to the same period in 2007 primarily due to the gain on sale of $2.3 million for the sale of the Doral Tesoro Hotel and Golf Club by one of our joint ventures. The gain was offset by equity losses of $0.4 million related to other joint ventures.

Income tax expense
The change in income tax expense is driven by the decrease in loss from continuing operations as well as a lower effective tax rate of 32.0% in 2008 compared to 47.6% in 2007. The reduction in our effective tax rate between 2008 and 2007 is a result of a change in tax law that occurred in 2007 allowing us to utilize certain tax credits to offset alternative minimum taxes paid.

Income from discontinued operations, net of tax
Discontinued operations for the six months ended June 30, 2007 represents the $18.1 million gain on sale of BridgeStreet in January 2007 offset by the $0.6 million operating loss, net of tax of the subsidiary prior to the sale. In September 2005, we sold Pittsburgh Airport Residence Inn by Marriott and recognized an additional net gain on sale of $0.1 million in 2007 related to true-ups finalizing the sale.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Six Months
	Ended June 30,		Percent Change
	2008	2007	’08 vs. ’07

Cash provided by operating activities	$20,292	$15,419	31.6%
Cash used in investing activities	(39,014)	(98,300)	60.3%
Cash provided by financing activities	17,236	84,971	(79.7)%
Working capital	(22,445)	(5,462)	>(100)%
Cash interest expense	6,588	4,577	43.9%
Debt balance	229,788	172,237	33.4%

Operating Activities

The increase in cash provided by operating activities in the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to an increase of $4.1 million in operating income which was primarily driven by the increase in our wholly-owned hotel operations. This increase was partially offset by an increase in general and administrative expenses.

Investing Activities

The major components of the decrease in cash used in investing activities during the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 were:

•	The purchase of two wholly-owned properties in 2007 compared to none in 2008. In February 2007, we purchased the Hilton Houston Westchase for $51.9 million, and in May 2007 we purchased the Westin Atlanta Airport for $76.1 million.

•	In 2008, we invested a total of $19.0 million in joint ventures, of which $17.3 million was in four new joint ventures, while receiving distributions totaling $1.8 million from one joint venture. In 2007, we invested a total of $1.2 million in two new joint ventures while receiving distributions totaling $2.8 million from four joint ventures. Distributions which are a return of our investment in the joint venture are recorded as investing cash flows, while distributions which are a return on our investment are recorded as operating cash flows.

•	For the six month period ended June 30, 2008, we spent $16.2 million on property improvements compared with $4.0 million in the prior year period. Of the $16.2 million spent, approximately $15.3 million was used on renovations on our wholly-owned properties.

•	The cash expenditures above were offset by proceeds of $35.0 million from the sale of BridgeStreet which occurred in January 2007.

Financing Activities

The decrease in cash provided by financing activities was primarily due to net borrowings on long-term debt of $18.1 million during the six months ended June 30, 2008 compared with $88.0 million during the prior year period. We borrowed $18 million in the first half of 2008 for working capital to continue our two major renovations and execute our growth strategy of continuing to invest in joint ventures, while the borrowings in 2007 were primarily related to the $32.8 million and $50.0 million used for the purchase of the Hilton Westchase and Westin Atlanta Airport, respectively.

In 2008, we paid $0.8 million in financing fees for the mortgage loan on Sheraton Columbia. We incurred total financing fees of $3.0 million in connection with the Credit Facility entered in March 2007 and the first amendment to the Credit Facility in May 2007.

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

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders and the current financial market unrest. In addition, we have certain limitations under our Credit Facility that could limit our ability to make future investments without the consent of our lenders. We expect to use additional cash flows from operations and amounts available under the Credit Facility to pay required debt service, income taxes and make planned capital purchases for our wholly-owned hotels, as well as fund our growth strategy.

We believe we have adequate funds available through cash flows from operations as well as availability under our Credit Facility to fund our short-term and long-term liquidity requirements. We may also seek to raise additional funding for future investments and growth opportunities by raising additional debt or equity from time to time based on the specific needs of those future investments.

Senior Credit Facility — In March 2007, we closed on our $125.0 million Credit Facility. The Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the Credit Facility, we borrowed $65.0 million under the term loan and used a portion of those proceeds to pay off the remaining obligations under the old credit facility. In connection with the purchase of the Westin Atlanta Airport in May 2007, we amended the Credit Facility. The amendment increased our total borrowing capacity to $200.0 million, consisting of a $115.0 term loan and a $85.0 million revolving credit facility. As of June 30, 2008, we had $42.5 million available under our revolver. In addition, we have the ability to increase the revolving credit facility and/or term loan by up to $75.0 million, in the aggregate, by seeking additional commitments from lenders. Under the Credit Facility, we are required to make quarterly payments on the term loan of approximately $0.3 million.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of June 30, 2008, based on those financial tests, borrowings under the term loan and the revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 5.24 percent per annum). We incurred interest expense of $2.2 million and $5.0 million on the senior credit facilities for the three and six months ended June 30, 2008, respectively, and $1.9 million and $2.7 million for the three and six months ended June 30, 2007, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of June 30, 2008 we are in compliance with all of those covenants.

Mortgage Debt — The following table summarizes our mortgage debt as of June 30, 2008:

				Interest Rate as of
	Principal	Maturity	Spread Over	June 30,
	Amount	Date	LIBOR(1)	2008

Hilton Arlington	$24.7 million	November 2009	135 bps	3.84%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	3.84%
Sheraton Columbia	$25.0 million	April 2013	200 bps	4.78%

(1)	The interest rate for the Hilton Arlington and Hilton Houston Westchase mortgage debt is based on a 30-day LIBOR, whereas, the interest rate for the Sheraton Columbia mortgage is based on a 90-day LIBOR.

For the Hilton Arlington and Hilton Houston Westchase, we are required to make interest-only payments until these loans mature, with two optional one-year extensions at our discretion to extend the maturity date beyond the date indicated. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1 percent is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made during the third year.

In May 2008, we placed a non-recourse mortgage of $25.0 million on the Sheraton Columbia. We are required to make interest-only payments until March 2011. Beginning May 2011, the loan will amortize based on a 25 year period. The loan bears interest at a rate of LIBOR plus 200 basis points and based on the terms of this mortgage loan, a penalty of 0.5 percent is assessed on any prepayments made during the first year. We used the net proceeds to pay down the revolver under our Credit Facility. We also have the ability to borrow up to an additional $10.0 million under the mortgage based upon achieving certain net operating income hurdles and renovation milestones.

We incurred interest expense related to our mortgage loans of $0.8 million and $1.5 million for the three and six months ended June 30, 2008, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2007, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Form 10-K. We have discussed changes to our contractual obligations and off-balance sheet arrangements in Note No. 8 “Long Term Debt” and Note 10 “Commitments and Contingencies” in the notes to the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

In an effort to manage interest rate risk covering our outstanding debt, we have entered into interest rate cap agreements and an interest rate collar agreement that are designed to provide an economic hedge against the potential effect of future interest rate fluctuations.

In October 2006, we entered into an interest rate cap agreement in connection with the purchase of the Hilton Arlington. The $24.7 million, three-year interest rate cap agreement is designed to hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 7.25 percent and is scheduled to mature on November 19, 2009. In February 2007, we entered into an interest rate cap agreement in connection with the purchase of the Hilton Houston Westchase. The $32.8 million, three-year interest rate cap agreement is designed to hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 7.25 percent and is scheduled to mature on February 9, 2010. In April 2008, we entered into a $25.0 million, five-year interest rate cap agreement in conjunction with our mortgage loan associated with the Sheraton Columbia. The interest rate agreement caps the three-month LIBOR at 6.00 percent and is scheduled to mature on May 1, 2013. At June 30, 2008, the total fair value of these interest rate cap agreements was approximately $0.2 million.

In January 2008, we entered into an interest rate collar agreement for a notional amount of $110.0 million to hedge against the potential effect of future interest rate fluctuation underlying our Credit Facility. The interest rate collar consists of an interest rate cap at 4.0 percent and an interest rate floor at 2.47 percent on the 30-day LIBOR rate. We are to receive the effective difference of the cap rate and the 30-day LIBOR rate, should LIBOR exceed the stated cap rate. Should the 30-day LIBOR rate fall to a level below the stated floor rate, we are to pay the effective difference. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010. At the time of inception, we designated the interest rate collar to be a cash flow hedge. The effective portion of the change in fair value of the interest rate collar is recorded as other comprehensive income. Ineffectiveness is recorded through earnings. At June 30, 2008, the interest rate collar had a fair value of $0.2 million. The amount of ineffectiveness was inconsequential.

The 30-day LIBOR rate, upon which our debt and interest rate cap and collar agreements are based, decreased from 5.0 percent per annum, as of December 31, 2007, to 2.5 percent per annum, as of June 30, 2008. At June 30, 2008, we had $229.8 million of outstanding debt that was variable rate. Based upon this amount of variable rate debt and giving effect to our interest rate hedging activities, a 1.0 percent change in the 30-day LIBOR would have changed our interest expense by approximately $0.6 million and $0.4 million for the three months ended June 30, 2008 and 2007 respectively, and by $1.2 million and $0.6 million for the six months ended June 30, 2008 and 2007 respectively.

There were no other material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk other than the entrance into an interest rate collar agreement.

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

In connection with the preparation of our year end financial statements, our chief executive officer and chief financial officer concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 because of the following material weakness:

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

Following the implementation of the remedial actions described below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

In order to remedy the material weakness described above, management formalized specific actions that are required to be performed by the disclosure committee with respect to the evaluation of accounting changes. During the second quarter, we implemented various remedial actions, including a requirement that documentation and evaluation of all changes in accounting policies are performed quarterly and reviewed by senior management and the disclosure committee. While management believes progress has been made regarding the implementation of these initiatives as of the date of this report, additional procedures and further evaluation are ongoing.

Except as described above, there have been no changes in the Company’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our annual meeting of stockholders was held on May 21, 2008.

At that meeting, the following matters were submitted to a vote of our stockholders:

Item No. 1

To consider and vote upon ratification of the appointment of KPMG LLP as our independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008.

For	25,594,288
Against	333,189
Abstain	1,350,704

Item No. 2

To approve the election or re-election as directors of the Company to serve terms expiring at the Annual Meeting in the year set forth and in accordance with their respective classes, and until their successors are duly elected and qualified.

	For	Against	Abstain

Class II: (term to expire at the Annual Meeting in 2009) Eric H. Bolton	25,473,972	1,778,923	25,286
Class I: (term to expire at the Annual Meeting in 2011) James F. Dannhauser	25,475,240	1,775,234	27,708
Thomas F. Hewitt	25,472,963	1,778,164	27,054
Paul W. Whetsell	22,343,430	4,907,729	27,022

Item 6.	Exhibits

(a)  Exhibits (Filed herewith)

Exhibit No.		Description of Document

10	.5.2	Second Amendment to the Senior Secured Credit Facility, dated July 2, 2008, among Interstate Operating Company, LP, Lehman Brothers Inc. and various other lenders.
10.17		Loan Agreement dated May 1, 2008 between Interstate Columbia SPE, LLC and Calyon New York Branch and various other lenders.
10.18		Amended and Restated Employment Agreement and Consulting Agreement, dated as of July 1, 2008, by and between Henry L. Ciaffone and the Company.
31.1		Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31.2		Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32		Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

By:	/s/ Denis S. McCarthy
     Denis S. McCarthy
  Chief Accounting Officer

Dated: August 6, 2008