Form 10-Q
period 2008-09-30
INTERSTATE HOTELS & RESORTS INC
filed 2008-11-06
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-14331

Interstate Hotels & Resorts, Inc.

Delaware	52-2101815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4501 North Fairfax Drive, Ste 500 Arlington, VA (Address of Principal Executive Offices)	22203 (Zip Code)

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

The number of shares of Common Stock, par value $0.01 per share, outstanding at November 1, 2008 was 31,841,316.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$16,426	$9,775
Restricted cash	8,062	7,090
Accounts receivable, net of allowance for doubtful accounts of $1,199 and $516, respectively	20,831	27,989
Due from related parties, net of allowance for doubtful accounts of $1,464 and $1,465, respectively	2,373	1,822
Deferred income taxes	5,178	3,796
Prepaid expenses and other current assets	4,821	5,101

Total current assets	57,691	55,573
Marketable securities	2,204	1,905
Property and equipment, net	290,979	278,098
Investments in unconsolidated entities	47,143	27,631
Notes receivable, net of allowance of $2,551 and $2,551, respectively	5,529	4,976
Deferred income taxes	19,131	18,247
Goodwill	66,599	66,599
Intangible assets, net	17,752	17,849

Total assets	$507,028	$470,878

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,421	$2,597
Accrued expenses	70,924	64,952
Current portion of long-term debt	863	863

Total current liabilities	75,208	68,412
Deferred compensation	2,165	1,831
Long-term debt	240,172	210,800

Total liabilities	317,545	281,043
Minority interest (redemption value of $127 at September 30, 2008)	320	329
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 31,858,116 and 31,841,316 shares issued and outstanding, respectively, at September 30, 2008; 31,718,817 and 31,702,017 shares issued and outstanding, respectively, at December 31, 2007	319	317
Treasury stock	(69)	(69)
Paid-in capital	196,809	195,729
Accumulated other comprehensive income (loss)	43	(87)
Accumulated deficit	(7,939)	(6,384)

Total stockholders’ equity	189,163	189,506

Total liabilities, minority interest and stockholders’ equity	$507,028	$470,878

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(As restated)		(As restated)

Revenue:
Lodging	$22,456	$20,628	$72,170	$52,325
Management fees	8,697	8,487	26,241	29,837
Management fees-related parties	1,754	1,147	4,939	2,846
Termination fees	1,446	935	5,650	4,928
Other	2,447	2,506	7,239	7,538

	36,800	33,703	116,239	97,474
Other revenue from managed properties	155,448	147,562	463,795	488,725

Total revenue	192,248	181,265	580,034	586,199
Expenses:
Lodging	16,803	14,604	51,255	36,535
Administrative and general	13,550	13,669	44,793	41,667
Depreciation and amortization	4,886	3,665	14,061	10,313
Asset impairments and write-offs	282	801	1,423	8,713

	35,521	32,739	111,532	97,228
Other expenses from managed properties	155,448	147,562	463,795	488,725

Total operating expenses	190,969	180,301	575,327	585,953

OPERATING INCOME	1,279	964	4,707	246
Interest income	223	515	822	1,672
Interest expense	(3,433)	(3,825)	(10,581)	(9,834)
Equity in (losses) earnings of unconsolidated entities	(29)	563	2,867	1,818

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(1,960)	(1,783)	(2,185)	(6,098)
Income tax benefit (expense)	554	(252)	626	1,804
Minority interest benefit (expense)	3	(1)	4	(43)

LOSS FROM CONTINUING OPERATIONS	(1,403)	(2,036)	(1,555)	(4,337)
Income from discontinued operations, net of tax	—	2,836	—	20,444

NET (LOSS) INCOME	$(1,403)	$800	$(1,555)	$16,107

Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	110	(219)	92	(242)
Unrealized (loss) gain on cash flow hedge instrument	(100)	—	1	—
Unrealized (loss) gain on investments	(3)	21	37	39

COMPREHENSIVE (LOSS) INCOME	$(1,396)	$602	$(1,425)	$15,904

BASIC (LOSS) EARNINGS PER SHARE:
Continuing operations	$(0.05)	$(0.06)	$(0.05)	$(0.14)
Discontinued operations	—	0.09	—	0.65

Basic (loss) earnings per share	$(0.05)	$0.03	$(0.05)	$0.51

DILUTIVE (LOSS) EARNINGS PER SHARE:
Continuing operations	$(0.05)	$(0.06)	$(0.05)	$(0.14)
Discontinued operations	—	0.09	—	0.65

Dilutive (loss) earnings per share	$(0.05)	$0.03	$(0.05)	$0.51

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2008	2007
		(As restated)

OPERATING ACTIVITIES:
Net (loss) income	$(1,555)	$16,107
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,061	10,313
Amortization of deferred financing fees	971	1,419
Amortization of key money management contracts	765	492
Stock compensation expense	1,332	863
Discount on notes receivable	(232)	—
Bad debt expense	1,194	80
Asset impairments and write-offs	1,423	8,713
Equity in earnings from unconsolidated entities	(2,867)	(1,818)
Operating distributions from unconsolidated entities	1,302	258
Minority interest	(4)	43
Deferred income taxes	(2,266)	(3,929)
Excess tax benefits from share-based payment arrangements	89	(87)
Discontinued operations:
Gain on sale	—	(20,549)
Changes in assets and liabilities:
Accounts receivable	4,868	9,527
Due from related parties, net	(550)	471
Prepaid expenses and other current assets	280	(1,137)
Notes receivable related to termination fees	(789)	—
Accounts payable and accrued expenses	8,355	2,522
Changes in assets and liabilities held for sale	—	93
Other changes in asset and liability accounts	(129)	(74)

Cash provided by operating activities	26,248	23,307

INVESTING ACTIVITIES:
Acquisition of hotels	—	(129,958)
Purchases of property and equipment	(25,395)	(6,083)
Additions to intangible assets	(3,971)	(3,163)
Contributions to unconsolidated entities	(20,243)	(8,721)
Distributions from unconsolidated entities	1,830	3,187
Purchases related to discontinued operations	—	(68)
Proceeds from the sale of discontinued operations	959	35,958
Change in restricted cash	(972)	(847)
Changes in notes receivable	(491)	(473)

Cash used in investing activities	(48,283)	(110,168)

FINANCING ACTIVITIES:
Proceeds from borrowings	58,535	147,825
Repayment of borrowings	(29,163)	(60,101)
Excess tax benefits from share-based payments	(89)	87
Proceeds from issuance of common stock	2	190
Financing fees paid	(810)	(3,317)

Cash provided by financing activities	28,475	84,684

Effect of exchange rate on cash	211	(236)
Net increase (decrease) in cash and cash equivalents	6,651	(2,413)
CASH AND CASH EQUIVALENTS, beginning of period	9,775	23,989

CASH AND CASH EQUIVALENTS, end of period	$16,426	$21,576

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$9,550	$8,185
Income taxes	1,542	3,458

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY

We are a leading hotel real estate investor and the nation’s largest independent hotel management company, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable operating segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet Corporate Housing Worldwide, Inc. and its affiliated subsidiaries (“BridgeStreet”). The operations of BridgeStreet are presented as discontinued operations in our consolidated statement of operations and cash flows for all periods presented. Each segment is reviewed and evaluated separately by the company’s senior management. For financial information about each segment, see Note 9, “Segment Information.”

Our hotel ownership segment includes our wholly-owned hotels and our minority interest investments in hotel properties through unconsolidated entities. Hotel ownership allows us to participate in operations and potential asset appreciation of the hotel properties. As of September 30, 2008, we wholly-owned and managed seven hotels with 2,050 rooms and held non-controlling equity interests in 19 joint ventures, which owned or held ownership interests in 50 of our managed properties.

We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets to third parties. Our portfolio is diversified by location/market, franchise and brand affiliations, and ownership group(s). The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications, and centralized accounting. As of September 30, 2008, we and our affiliates managed 226 hotel properties with 46,194 rooms and six ancillary service centers (which consist of a convention center, a spa facility, two restaurants and two laundry centers), in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland.

Our subsidiary operating partnership, Interstate Operating Company, L.P, indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. Certain independent third parties and we are limited partners of the partnership. The interests of those parties are reflected in minority interests on our consolidated balance sheet. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We own more than 99% of Interstate Operating Company, L.P.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and statement of cash flows for the nine months ended September 30, 2007 are presented as restated in this Quarterly Report on Form 10-Q. Subsequent to the issuance of our interim condensed consolidated financial statements for the quarter ended September 30, 2007, our Audit Committee determined, after discussions with management, that the previously-issued financial statements as of, and for the quarters ended, March 31, 2007, June 30, 2007 and September 30, 2007 should no longer be relied upon due to an error in the calculation of intangible asset impairment charges that resulted from the termination of certain hotel management contracts. For additional information on the restatement and the impact of the restatement on the condensed consolidated financial data, refer to Note 19, Quarterly Financial Data (Unaudited), of our consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2007.

The following table presents the effects of correcting the errors described herein on our previously reported consolidated balance sheet and statement of operations (in thousands):

	As of September 30, 2007
	(As Reported)	Adjustments	(Restated)

ASSETS
Current assets:
Cash and equivalents	$21,576	—	$21,576
Escrow and restricted funds	7,332	—	7,332
Accounts receivable, net	22,039	—	22,039
Due to related party, net	998	—	998
Prepaid expenses and other current assets	7,423	—	7,423

Total current assets	59,368	—	59,368
Marketable securities	1,772	—	1,772
Property and equipment, net	229,693	—	229,693
Investments in unconsolidated entities	18,662	—	18,662
Notes receivable, net	6,935	—	6,935
Deferred income taxes	13,467	3,349	16,816
Goodwill	73,672	—	73,672
Intangible assets, net	29,474	(6,751)	22,723

Total assets	$433,043	(3,402)	$429,641

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,202	—	$2,202
Accrued expenses	69,776	1,344	71,120
Current portion of long-term debt	862	—	862

Total current liabilities	72,840	1,344	74,184
Deferred compensation	1,712	—	1,712
Long-term debt	171,088	—	171,088

Total liabilities	245,640	1,344	246,984
Minority interests	324	(20)	304
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value	—	—	—
Common stock, $.01 par value	317	—	317
Treasury stock	(69)	—	(69)
Paid in capital	195,436	—	195,436
Accumulated other comprehensive loss	(226)	—	(226)
Accumulated deficit	(8,379)	(4,726)	(13,105)

Total stockholders’ equity	187,079	(4,726)	182,353

Total liabilities, minority interests and stockholders’ equity	$433,043	(3,402)	$429,641

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2007
	(As Reported)	Adjustments	(Restated)

Total revenue	$181,265	—	$181,265
Expenses:
Lodging	14,604	—	14,604
Administrative and general	13,669	—	13,669
Depreciation and amortization	4,137	(472)	3,665
Asset impairments and write-offs	6	795	801

	32,416	323	32,739
Other expenses from managed properties	147,562	—	147,562

Total operating expenses	179,978	323	180,301
OPERATING INCOME (LOSS)	1,287	(323)	964
LOSS BEFORE MINORITY INTERESTS AND INCOME TAXES	(1,460)	(323)	(1,783)
Income tax benefit (expense)	654	(906)	(252)
Minority interest expense	(1)	—	(1)

LOSS FROM CONTINUING OPERATIONS	(807)	(1,229)	(2,036)
Income from discontinued operations, net of tax	2,836	—	2,836

NET INCOME (LOSS)	$2,029	(1,229)	800

BASIC EARNINGS (LOSS) PER SHARE:
Continuing Operations	$(0.03)	(0.03)	$(0.06)
Discontinued Operations	$0.09	—	$0.09

Basic earnings (loss) per share	$0.06	(0.03)	$0.03

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.03)	(0.03)	$(0.06)
Discontinued operations	$0.09	—	$0.09

Diluted earnings per share	$0.06	(0.03)	$0.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
	(As Reported)	Adjustments	(Restated)

Total revenue	$586,199	—	$586,199
Expenses:
Lodging	36,535	—	36,535
Administrative and general	41,667	—	41,667
Depreciation and amortization	11,114	(801)	10,313
Asset impairments and write-offs	1,161	7,552	8,713

	90,477	6,751	97,228
Other expenses from managed properties	488,725	—	488,725

Total operating expenses	579,202	6,751	585,953
OPERATING INCOME (LOSS)	6,997	(6,751)	246
INCOME (LOSS) BEFORE MINORITY INTERESTS AND INCOME TAXES	653	(6,751)	(6,098)
Income tax (expense) benefit	(201)	2,005	1,804
Minority interest (expense) benefit	(63)	20	(43)

INCOME (LOSS) FROM CONTINUING OPERATIONS	389	(4,726)	(4,337)
Income from discontinued operations, net of tax	20,444	—	20,444

NET INCOME (LOSS)	$20,833	(4,726)	$16,107

BASIC EARNINGS (LOSS) PER SHARE:
Continuing Operations	$0.01	(0.15)	$(0.14)
Discontinued Operations	$0.65	—	$0.65

Basic earnings per share	$0.66	(0.15)	$0.51

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.01	(0.15)	$(0.14)
Discontinued operations	$0.64	0.01	$0.65

Diluted earnings per share	$0.65	(0.14)	$0.51

The effect of the restatement on the consolidated statement of cash flows for the nine months ended September 30, 2007 was a decrease in net income of $4.7 million, a decrease in deferred income taxes of $3.3 million, a decrease in depreciation and amortization of $0.8 million, an increase in asset impairment and write-off of $7.6 million, and an increase in accrued expenses for the change in taxes payable of $1.3 million. The effect on minority interest on the consolidated statement of cash flows was immaterial. Cash provided by operating activities did not change for the nine months ended September 30, 2007 as a result of the restatement.

Revenue Recognition Related to Termination Fees

Termination fee revenue is recognized on terminated management contracts when all contingencies are removed. For the majority of contracts with The Blackstone Group (“Blackstone”), Blackstone can elect to pay a present value lump sum amount at time of termination or pay over a 48 month period during which Blackstone retains the right to replace a terminated management contract with a replacement contract on a different hotel and reduce the amount of any remaining unpaid termination fees dollar for dollar. For terminated contracts which allow for replacement, revenue is recognized as the contingency is removed which is generally over the payment period of 48 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Parties

In January 2007, we were retained as manager for two properties owned by Capstar Hotel Company, LLC (“New Capstar”), a real estate investment company founded by Paul Whetsell, our current Chairman of the Board. Balances related to New Capstar have been included within “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations for all periods presented.

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

We have various financial assets and liabilities that must be measured under the new fair value standard including marketable securities and derivative instruments. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under SFAS 157 are:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Derivative instruments	$214	$—	$214	$—
Marketable securities	$2,204	$2,204	$—	$—

Total:	$2,418	$2,204	$214	$—

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

Recently Issued Accounting Pronouncements

In December 2007, FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) was issued. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. The statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the non-controlling owners of the subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We believe the adoption of this statement will not have a material impact on our financial statements.

In December 2007, FASB Statement No. 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R revises SFAS 141, “Business Combinations” (“SFAS 141”), but it retains a number of fundamental requirements of SFAS 141. SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R, will be applied prospectively to business combinations for which the acquisition dates are on or after the start of the fiscal year beginning on or after December 15, 2008. SFAS 141R will have an impact on our financial statements each time we are involved in a business combination in 2009 and later years.

In March 2008, FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) was issued. SFAS 161 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and requires enhanced disclosure regarding an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We currently have only four derivative instruments and expect the impact of the adoption of this statement to add minimally to our current disclosures.

In May 2008, FASB issued statement No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how FASB Statement No. 60 applies to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this statement.

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

Basic and diluted earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ended
				September 30, 2007
	September 30, 2008			(As restated)
			Per Share			Per Share
	Loss	Shares	Amount	Income	Shares	Amount

Loss from continuing operations	$(1,403)	31,833	$(0.05)	$(2,036)	31,701	$(0.06)
Income from discontinued operations, net of tax	—	—	—	2,836	—	0.09

Basic net (loss) income	$(1,403)	31,833	$(0.05)	$800	31,701	$0.03

Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	—	—	—	13	—
Assuming vesting of outstanding restricted stock	—	—	—	—	282	—

Diluted net (loss) income	$(1,403)	31,833	$(0.05)	$800	31,996	$0.03

	Nine Months Ended
				September 30, 2007
	September 30, 2008			(As restated)
			Per Share			Per Share
	Loss	Shares	Amount	Income	Shares	Amount

Loss from continuing operations	$(1,555)	31,788	$(0.05)	$(4,337)	31,636	$(0.14)
Income from discontinued operations, net of tax	—	—	—	20,444	—	0.65

Basic net (loss) income	$(1,555)	31,788	$(0.05)	$16,107	31,636	$0.51

Assuming exercise of outstanding employee stock options less shares repurchased at average market price	—	—	—	—	43	—
Assuming vesting of outstanding restricted stock	—	—	—	—	248	—

Diluted net (loss) income	$(1,555)	31,788	$(0.05)	$16,107	31,927	$0.51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities consist of the following (in thousands, except number of hotels):

		Our Equity	September 30,	December 31,
Joint Venture	Number of Hotels	Participation	2008	2007

Amitel Holdings, LLC	6	15.0%	$4,322	$4,065
Budget Portfolio Properties, LLC	22	10.0%	1,485	250
Cameron S-Sixteen Broadway, LLC	1	15.7%	896	1,002
Cameron S-Sixteen Hospitality, LLC	1	10.9%	222	399
CNL/IHC Partners, L.P.	3	15.0%	3,014	2,825
Duet Fund(1)	—	—	6,251	—
Harte IHR Joint Venture	4	20.0%	11,138	2,356
IHR Greenbuck Hotel Venture, LLC(2)	2	15.0%	2,440	2,038
IHR Invest Hospitality Holdings, LLC	2	15.0%	4,022	4,372
IHR/Steadfast Hospitality Management, LLC(3)	—	50.0%	742	649
Interstate Cross Keys, LLC	1	15.0%	494	557
JHM Interstate Hotels India Ltd(3)	—	50.0%	500	—
MPVF IHR Lexington, LLC	1	5.0%	987	—
RQB Resort/Development Investors, LLC	1	10.0%	2,230	1,378
Steadfast Mexico, LLC	3	15.0%	5,976	6,133
Other	3	various	2,424	1,607

Total	50		$47,143	$27,631

(1)	This fund has not purchased or invested in real estate properties as of September 30, 2008.

(2)	This joint venture opened two new hotels in June and September 2008.

(3)	Hotel number is not listed as this joint venture owns a management company.

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

In February 2008, our joint venture, Budget Portfolio Properties, LLC, acquired a portfolio of 22 properties located throughout the Midwest in Illinois, Iowa, Michigan, Minnesota, Wisconsin and Texas. We invested $1.7 million, representing our 10 percent equity interest in the portfolio. Upon closing, all 22 properties, representing 2,397 rooms, were converted to various Wyndham Worldwide brands.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, we and JHM Hotels, LLC (“JHM”) formed a joint venture management company in which we hold a 50 percent ownership interest. The joint venture will seek management opportunities throughout India and signed its first management agreement in April 2008. Management of this hotel will commence in early 2009. We provided to our partner, JHM, $0.5 million in the form of a convertible note towards the working capital of the joint venture, which is expected to convert to an equity interest in the joint venture by the end of 2008. Simultaneous with the formation of this management company, we and JHM each committed to invest $6.25 million in the private real estate fund, Duet India Hotels (“Duet Fund”), which will seek opportunities to purchase and/or develop hotels throughout India. In February 2008 and June 2008, we contributed $1.6 million and $4.7 million, respectively, to the Duet Fund to fulfill our investment commitment. The Duet Fund will give our management company joint venture the right of first look to manage all hotels that it invests which are not already encumbered by an existing management contract.

In June 2008, IHR Greenbuck Hotel Venture, a joint venture in which we hold a 15.0 percent equity interest, opened the first aloft branded hotel in the United States. The aloft brand is a new upscale and select-service Starwood brand. The hotel has 136 rooms and is located in Rancho Cucamonga, California. In September 2008, the joint venture opened its second, 143-room aloft hotel in Cool Springs, Tennessee. We manage both newly built hotels.

In July 2008, we formed a joint venture with an affiliate of Madison W Properties, LLC to recapitalize the existing ownership of the 367-room Radisson Plaza Hotel Lexington and adjacent 234,000 square foot class A office building in Lexington, Kentucky. Upon transition, the hotel was renamed the Lexington Downtown Hotel & Conference Center. We have invested $1.0 million for a 5% equity interest in the joint venture. The hotel is undergoing a comprehensive, $13 million renovation encompassing guest rooms and public spaces, as well as a restaurant. Following completion of the renovation, the hotel will be re-branded as a Hilton. We currently manage the hotel and will operate the property as an independent hotel until the renovation is complete and the hotel is reflagged.

We had net related party accounts receivable for management fees and reimbursable costs from the hotels owned by unconsolidated entities of $2.2 million and $1.6 million as of September 30, 2008 and December 31, 2007, respectively. We earned related party management fees from our unconsolidated entities of $1.7 million and $4.9 million for the three and nine months ended September 30, 2008, respectively, and $1.0 million and $2.7 million for the three and nine months ended September 30, 2007, respectively.

The recoverability of the carrying values of our investments in unconsolidated entities is dependent upon the operating results of the underlying hotel assets. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying assets could result in future impairment losses or the inability to recover the carrying value of these interests. We continuously monitor the operating results of the underlying hotel assets for any indicators of permanent impairment to our joint venture investments. The debt of all investees is non-recourse to us, other than for customary non-recourse carveout provisions such as environmental conditions, misuse of funds and material misrepresentations, and we do not guarantee any of our investees’ obligations. We are not the primary beneficiary or controlling investor in any of these joint ventures. Where we exert significant influence over the activities of the investee, we account for our interests under the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Land	$29,712	$26,912
Furniture and fixtures	38,043	28,841
Building and improvements	241,983	230,058
Leasehold improvements	5,986	5,695
Computer equipment	7,002	6,686
Software	12,519	12,336

Total	335,245	$310,528
Less accumulated depreciation	(44,266)	(32,430)

Property and equipment, net	$290,979	$278,098

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

The majority of the increase in property and equipment during the nine months ended September 30, 2008 relates to renovations at two of our wholly-owned properties, the Westin Atlanta and the Sheraton Columbia.

6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Management contracts	$22,356	$21,338
Franchise fees	1,925	1,925
Deferred financing fees	4,457	3,619

Total cost	28,738	26,882
Less accumulated amortization	(10,986)	(9,033)

Intangible assets, net	$17,752	$17,849

The majority of our management contracts were identified as intangible assets at the time of the merger in 2002 and through the purchase of Sunstone Hotel Properties (“Sunstone”) in 2004, as part of the purchase accounting for each transaction. We also capitalize external direct costs, such as legal fees, which are incurred to acquire and execute new management contracts. Also included in management contracts are cash payments made to owners to incentivize them to enter into new management contracts in the form of a loan which is forgiven over the life of the contract. These arrangements are referred to as key money loans and the amortization reduces management fee revenue.

We amortize the value of our intangible assets, all of which have definite useful lives, over their estimated useful lives which generally correspond with the expected terms of the associated management, franchise, or financing agreements. For the nine months ended September 30, 2008, we recognized impairment losses of $1.4 million, related to nine properties that were sold in 2008, four of which were sold by Blackstone and purchased

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by two of our joint ventures. For the first nine months of 2007, $8.7 million of asset impairment charges were recorded as a result of the termination of 32 management contracts related to properties that were sold in 2007.

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $0.5 million and $1.6 million for the three and nine months ended September 30, 2008, respectively, and $0.9 million and $3.2 million for the three and nine months ended September 30, 2007, respectively. We also amortized deferred financing fees in the amount of $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $1.4 million for the three and nine months ended September 30, 2007, respectively. During the first quarter of 2007, $0.5 million of deferred financing fees related to our old senior credit facility was amortized in connection with our entrance into a $125.0 million senior secured credit facility (as amended, the “Credit Facility”) and the related payoff of our previous senior credit facility and subordinated term loan. In connection with the Credit Facility, we recorded $3.0 million of deferred financing fees which is amortized over the term of the Credit Facility. In May 2008, we placed a mortgage on the Sheraton Columbia and capitalized $0.8 million as deferred financing fees. Amortization of deferred financing fees is included in interest expense. See Note 8, “Long-Term Debt,” for additional information related to the Credit Facility.

Upon termination of a management agreement, we write off the entire value of the intangible asset related to the terminated contract as of the date of termination. We assess the recorded value of our management contracts and their related amortization periods as circumstances warrant.

Goodwill represents the excess of the purchase price paid over the fair value of the net assets purchased in a business combination. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Inherent in the determination of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding any potential goodwill impairment could change, which could have a material effect on our financial position and results of operations.

Our goodwill is related to our hotel management segment. We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of our goodwill more frequently. While we have not seen any indicators of reduced value in our management segment through September 30, 2008, economic and operating conditions appear to have deteriorated markedly at the outset of the fourth quarter. A prolonged weak economic environment may negatively impact our business to a material degree and may result in an impairment charge to goodwill that could have a material impact to our financial position and results of operations.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Salaries and employee related benefits	$24,152	$27,837
Deferred revenues	9,312	1,125
Other	37,460	35,990

Total	$70,924	$64,952

The majority of deferred revenues are incentive fees. Certain hotel owners pay us a portion of the expected annual incentive fee on a monthly basis. As most of our contracts have annual incentive fee targets, we defer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2008	2007

Senior credit facility — term loan	$113,275	$114,138
Senior credit facility — revolver loan	45,235	40,000
Mortgage debt	82,525	57,525

Total long-term debt	241,035	211,663
Less current portion	(863)	(863)

Long-term debt, net of current portion	$240,172	$210,800

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

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of September 30, 2008, based on those financial tests, borrowings under the term loan and the revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 6.39 percent per annum). We incurred interest expense of $2.1 million and $7.1 million on the senior credit facilities for the three and nine months ended September 30, 2008, respectively, and $2.5 million and $5.2 million for the three and nine months ended September 30, 2007, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At September 30, 2008, we were in compliance with the loan covenants of the Credit Facility.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman and its subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), are the administrator and one of the lenders under our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility. Lehman’s remaining commitment under this Credit Facility is 11.6 percent of the unfunded portion of the revolving loan, or approximately $4.5 million as of September 30, 2008. To date, we continue to have access to funding under this Credit Facility with the exception of Lehman’s commitment. It is uncertain whether future funding requests will be honored by Lehman or whether another lender will assume Lehman’s commitment. We believe that any loss of Lehman’s commitment under this Credit Facility will not be material to us and we expect to generate sufficient cash from operations to meet our liquidity needs and execute our business strategy. We are in continuous discussion with Lehman regarding the future administration of our Credit Facility and their outstanding funding commitment.

Mortgage Debt

The following table summarizes our mortgage debt as of September 30, 2008:

	Principal	Maturity	Spread Over	Interest Rate as of
	Amount	Date	LIBOR(1)	September 30, 2008

Hilton Arlington	$24.7 million	November 2009	135 bps	3.85%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	3.85%
Sheraton Columbia	$25.0 million	April 2013	200 bps	4.80%

(1)	The interest rate for the Hilton Arlington and Hilton Houston Westchase mortgage debt is based on a 30-day LIBOR, whereas, the interest rate for the Sheraton Columbia mortgage is based on a 90-day LIBOR.

For the Hilton Arlington and the Hilton Houston Westchase, we are required to make interest-only payments until these loans mature, with two optional one-year extensions at our discretion to extend the maturity date beyond the date indicated. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1 percent is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made during the third year.

In May 2008, we placed a non-recourse mortgage of $25.0 million on the Sheraton Columbia. We are required to make interest-only payments until March 2011. Beginning May 2011, the loan will amortize based on a 25-year period. The loan bears interest at a rate of LIBOR plus 200 basis points and based on the terms of this mortgage loan, a penalty of 0.5 percent is assessed on any prepayments made during the first year. The net proceeds were used to pay down the revolving loan under our Credit Facility.

We incurred interest expense related to our mortgage loans of $0.9 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2007, respectively.

Interest Rate Caps

We have entered into three interest rate cap agreements in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The following table summarizes our interest rate cap agreements as of September 30, 2008:

		Maturity	30-day LIBOR
	Amount	Date	Cap Rate

October 2006 (Hilton Arlington mortgage loan)	$24.7 million	November 2009	7.25%
February 2007 (Hilton Westchase mortgage loan)	$32.8 million	February 2010	7.25%
April 2008 (Sheraton Columbia mortgage loan)	$25.0 million	May 2013	6.00%

At September 30, 2008, the total fair value of these interest rate cap agreements was approximately a $0.2 million asset on our consolidated balance sheet. The change in fair value for these interest rate cap agreements is recognized in our consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Collar

On January 11, 2008, we entered into an interest rate collar agreement for a notional amount of $110.0 million to hedge against the potential effect of future interest rate fluctuations underlying our Credit Facility. The interest rate collar consists of an interest rate cap at 4.0 percent and an interest rate floor at 2.47 percent on the 30-day LIBOR rate. We are to receive the effective difference of the cap rate and the 30-day LIBOR rate, should LIBOR exceed the stated cap rate. If, however, the 30-day LIBOR rate should fall to a level below the stated floor rate, we are to pay the effective difference. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010. At the time of inception, we designated the interest rate collar to be a cash flow hedge. The effective portion of the change in fair value of the interest rate collar is recorded as other comprehensive income. Ineffectiveness is recorded through earnings. At September 30, 2008, the interest rate collar had a fair value of $0. The amount of ineffectiveness was inconsequential.

We review quarterly our exposure to counterparty risk related to our interest rate cap and interest rate collar agreements. Based on the credit worthiness of our counterparties, we believe our counterparties will be able to perform their obligations under these agreements.

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

Hotel ownership includes our wholly-owned hotels and our minority interest investments in hotel properties through unconsolidated entities. For the hotel ownership segment presentation, we have allocated internal management fee expense of $0.7 million and $2.0 million for the three and nine months ended September 30, 2008 and $0.7 million and $1.5 million for the three and nine months ended September 30, 2007, respectively, to wholly-owned hotels. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Interest expense related to hotel mortgages and other debt drawn specifically to finance the hotels is included in the hotel ownership segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated

Three months ended September 30, 2008
Revenue	$22,456	$14,344	$—	$36,800
Depreciation and amortization	3,887	898	101	4,886
Operating expense	17,427	12,346	862	30,635

Operating income (loss)	1,142	1,100	(963)	1,279
Interest income	99	124	—	223
Interest expense	(3,433)	—	—	(3,433)
Equity in earnings of unconsolidated entities	(29)	—	—	(29)

Income (loss) before minority interests and income taxes	$(2,221)	$1,224	$(963)	$(1,960)

Capital expenditures	$8,810	$315	$45	$9,170
Three months ended September 30, 2007 (Restated)
Revenue	$20,628	$13,075	$—	$33,703
Depreciation and amortization	2,243	1,407	15	3,665
Operating expense	15,325	13,102	647	29,074

Operating income (loss)	3,060	(1,434)	(662)	964
Interest income	451	64	—	515
Interest expense	(3,737)	—	(88)	(3,825)
Equity in earnings of unconsolidated entities	563	—	—	563

Income (loss) before minority interests and income taxes	$337	$(1,370)	$(750)	$(1,783)

Capital expenditures	$3,183	$390	$—	$3,573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated

Nine months ended September 30, 2008
Revenue	$72,170	$44,069	$—	$116,239
Depreciation and amortization	10,855	2,874	332	14,061
Operating expense	53,256	40,839	3,376	97,471

Operating income (loss)	8,059	356	(3,708)	4,707
Interest income	461	361	—	822
Interest expense	(10,581)	—	—	(10,581)
Equity in earnings of unconsolidated entities	2,867	—	—	2,867

Income (loss) before minority interests and income taxes	$806	$717	$(3,708)	$(2,185)

Total assets	$343,208	$118,377	$45,443	$507,028
Capital expenditures	$24,117	$1,114	$164	$25,395
Nine months ended September 30, 2007 (Restated)
Revenue	$52,325	$45,149	$—	$97,474
Depreciation and amortization	5,459	4,623	231	10,313
Operating expense	38,190	45,048	3,677	86,915

Operating income (loss)	8,676	(4,522)	(3,908)	246
Interest income	1,538	134	—	1,672
Interest expense	(9,832)	—	(2)	(9,834)
Equity in earnings of unconsolidated entities	1,818	—	—	1,818

Income (loss) before minority interests and income taxes	$2,200	$(4,388)	$(3,910)	$(6,098)

Total assets	$253,020	$136,321	$40,300	$429,641
Capital expenditures	$134,860	$1,023	$158	$136,041

Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands)(1),(2):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Russia(3)	$223	$179	$581	$539
Other	$113	$192	$321	$430

(1)	Revenues for the United Kingdom and France related solely to BridgeStreet operations have been reclassified as discontinued operations on the consolidated statement of operations for the related periods due to the sale of BridgeStreet during the first quarter of 2007 and therefore have not been included in the above table. BridgeStreet revenues from the United Kingdom and France were $2.8 million and $0.2 million, respectively, for the nine months ended September 30, 2007.

(2)	Management fee revenues from our managed properties in Mexico are recorded through our joint venture, IHR/Steadfast Hospitality Management, LLC, and as such, are included in equity in earnings in our consolidated statement of operations for the three and nine months ended September 30, 2008, respectively.

(3)	Deferred revenues related to incentive fees paid, but not yet earned, of $7.9 million and $7.3 million have not been included for the nine month periods ended September 30, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 41.6 percent of our managed properties as of September 30, 2008, and 47.7 percent and 46.6 percent of our base and incentive management fees for the three and nine months ended September 30, 2008, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Insurance Matters

As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of September 30, 2008, 34 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we will be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on currently available information, we believe the ultimate resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information we have determined that the amount is probable and estimable and have therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed, we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we are owed refunds on the premiums paid. The amount of our receivable exceeds the dividend amounts claimed by the prior carrier. We have reserved the amount of the excess given the financial condition of the carrier. We believe that we hold the legal right of offset in regard to this receivable and payable with the prior insurance carrier. In October 2008, subsequent to the end of this quarter, we paid our prior carrier approximately $0.4 million in settlement of all matters, except for covered claims described in the preceding paragraph. Simultaneous with this payment, we obtained a written release related to all amounts owed to us or owed by us to the prior carrier. Accordingly, we have written off the offsetting amounts related to the dividends claimed by the prior carrier and premium refunds owed to us in the fourth quarter.

Insurance Receivables and Reserves

Our insurance captive subsidiary earns insurance revenues through direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims and claim settlement expenses. We provide a reinsurance layer between the primary and excess carrier that we manage through our captive insurance subsidiary. Consultants determine loss reserves and we evaluate the adequacy of the amount of reserves based on historical claims and future estimates. At September 30, 2008 and December 31, 2007, our reserve for claims was $1.9 million and $1.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

As of September 30, 2008, our lease obligations consist of office space for our corporate offices. Future minimum lease payments required under these operating leases as of September 30, 2008 were as follows (in thousands):

September 30, 2008-2009	$4,145
September 30, 2009-2010	4,227
September 30, 2010-2011	4,042
September 30, 2011-2012	3,680
September 30, 2012-2013	3,494
Thereafter	598

Total	$20,186

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

September 30, 2008-2009	$1,167
September 30, 2009-2010	1,214
September 30, 2010-2011	1,263
September 30, 2011-2012	1,313
September 30, 2012-2013	1,251
Thereafter	—

Total	$6,208

Commitments Related to Management Agreements and Hotel Ownership

Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $2.4 million to these hotel owners in the form of advances or loans. The timing or amount of working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.

In connection with our owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of September 30, 2008, we had ongoing renovation and property improvement projects with remaining expected costs to complete of approximately $12.7 million.

Guarantees

As discussed in Note 8 “Long-Term Debt,” on May 1, 2008, our wholly-owned subsidiary which owns the Sheraton Columbia hotel entered into a mortgage which is non-recourse to us, other than for customary non-recourse carveout provisions. However, in order to obtain this mortgage we entered into a guarantee agreement in favor of the lender which requires the prompt completion and payment of the required improvements as defined in the agreement. These required improvements are included in the property improvement plan, as required by the brand franchise agreement and are subject to change based upon changes in the construction budget. As of September 30, 2008, the required improvements were approximately $6.7 million and we anticipate the completion prior to September 30, 2009. No liability has been recognized related to this guarantee. If the required improvements are not completed, the lender has the right to force us to do so. We expect that the required improvements will be completed in a timely basis and no amounts will be funded under this guarantee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit

As of September 30, 2008, we had a $1.0 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2009. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, the lender has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on the consolidated balance sheet. We also have a $0.75 million letter of credit outstanding in favor of the insurance carrier that issues surety bonds on behalf of the properties we manage. The letter of credit expires on March 31, 2009. We are required by the insurance carrier to deliver the letter of credit to cover its risk in the event the properties default on their required payments related to the surety bonds.

Contingent Liabilities Related to Partnership Interests

In connection with one of our development joint ventures, we have agreed to fund, through additional contributions, a portion of any development and construction cost overruns up to $0.6 million of the approved capital spending plan for each hotel developed and constructed by our joint venture, IHR Greenbuck Hotel Venture. We believe that with our experience in project management and design, the risk of any required additional funding in excess of our planned equity investments is minimal. However, certain circumstances throughout the design and construction process could arise that may prevent us from completing the project with total costs under 110 percent and therefore require us to contribute additional funding. As construction and development of each hotel is completed, the contingency for cost overruns on that hotel is removed. As of September 30, 2008, our joint venture had completed construction on two properties and the contingency related to one of those properties has been removed while the contingency related to the second property is expected to be removed in late 2008. We do not currently have any new properties being developed that are covered by this guarantee.

Additionally, we own interests in other partnerships and joint ventures. To the extent that any of these partnerships or joint ventures become unable to pay its obligations, those obligations would become obligations of the general partners. We are not the sole general partner of any of our joint ventures. The debt of all investees is non-recourse to us, other than for customary non-recourse carveout provisions, and we do not guarantee any of our investees’ obligations. Furthermore, we do not provide any operating deficit guarantees or income support guarantees to any of our joint venture partners. While we believe we are protected from any risk of liability because our investments in certain of these partnerships as one of several general partners were conducted through the use of single-purpose entities, to the extent any debtors pursue payment from us, it is possible that we could be held liable for those liabilities, and those amounts could be material.

Litigation

During the third quarter of 2008, we reached a settlement with plaintiffs in a class action lawsuit filed against Sunstone Hotel Properties, Inc., our subsidiary management company, in late 2007. The lawsuit alleged that our subsidiary did not compensate hourly employees for break time in accordance with state labor requirements. The gross settlement agreed upon was $1.7 million, which includes approximately $0.5 million to be paid for the plaintiffs’ legal costs and other various administrative costs to oversee payment to the individuals who will participate in the settlement. The remaining $1.2 million of the gross settlement is the maximum amount that our subsidiary has agreed to pay out to participating plaintiffs in the aggregate. As part of this settlement, we have guaranteed that we will make a minimum payment to all participating plaintiffs of at least 50% of our proposed settlement, or approximately $0.6 million. Accordingly, we have recorded an aggregate of $1.1 million for payment of the $0.5 million in plaintiffs’ legal costs and administrative fees and the $0.6 million minimum guaranteed amount to be paid under the settlement to the plaintiffs. This aggregate amount is recorded as other expenses from managed properties in our statement of operations. Additionally, we have also recorded the same amount as a receivable and as other revenue from managed properties as we are entitled to reimbursement for all operating expenses, including all employee related expenses, under the terms of our management contract with the hotel owner.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to various other claims and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material effect on our financial condition or results of operations.

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

For the nine months ended September 30, 2008, we granted 844,414 shares of restricted stock to members of senior management and the board of directors. The restricted stock awards granted vest ratably over four years, except for our chief executive officer whose awards vest over three years based on his employment agreement. No stock options were granted for the nine months ended September 30, 2008.

We recognized restricted stock and stock option expense of $0.4 million and $1.3 million in the consolidated statement of operations for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, there was $4.5 million of unrecognized compensation cost related to unvested stock awards granted under our compensation plans. The cost is expected to be recognized over a weighted-average recognition period of 2.86 years.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, is intended to help the reader understand Interstate Hotels & Resorts Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated interim financial statements and the accompanying notes and the MD&A included in our Form 10-K for the year ended December 31, 2007.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Quarterly Report on Form 10-Q and the information incorporated by reference herein, we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and other similar terms and phrases. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A of this Form 10-Q.

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

Overview and Outlook

Our Business — We are a leading hotel real estate investor and the nation’s largest independent hotel management company, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable operating segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet. The results of this segment are reported as discontinued operations in our consolidated financial statements for all periods presented.

As of September 30, 2008, we wholly-owned and managed seven hotels with 2,050 rooms and held non-controlling joint venture equity interests in 19 joint ventures, which owned or held ownership interests in 50 of our managed properties.

As of September 30, 2008, we and our affiliates managed 226 hotel properties with 46,194 rooms and six ancillary service centers (which consist of a convention center, a spa facility, two restaurants and two laundry centers), in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland. Our portfolio of managed properties is diversified by location/market, franchise and brand affiliations, and ownership group(s). We manage hotels represented by more than 30 franchise and brand affiliations in addition to operating 17 independent hotels. Our managed hotels are owned by more than 60 different ownership groups.

Industry Overview — The lodging industry, of which we are a part, is subject to both national and international extraordinary events. Over the past several years we have continued to be impacted by events including the ongoing war on terrorism, the potential outbreak and epidemic of infectious disease, natural disasters, the continuing change in the strength and performance of regional and global economies and the level of hotel transaction activity by private equity investors and other acquirers of real estate. More recently, the collapse of the financial markets has also impacted the lodging industry.

Although the lodging industry experienced a tremendous period of growth from 2003 through 2007, demand has declined in the nine months of 2008 as a result of the slowing economic growth coupled with higher oil prices, the rising cost of airline travel and companies attempting to limit or reduce spending. This decrease in demand has been most notable in transient business, which is composed of the travelers generally paying the highest rate, but it has also affected group and leisure business as well. The collapse of the financial markets in the fourth quarter is expected to further exacerbate the decline in demand through the remainder of 2008 and into 2009.

During the first nine months of 2008 we achieved year over year RevPAR growth of 3.1%, but this growth is significantly slower than the 8.9% RevPAR growth achieved in the first nine months of 2007. In order to partially mitigate the decrease in demand and maximize our ability to maintain rate we have focused our properties’ efforts on adjusting the business mix by shifting efforts toward group sales, managing off-peak periods, and increasing sales efforts at both the local and national levels in order to capture the highest amount of available business. We have also installed cost control measures and contingency plans at every hotel in order to hold or reduce salary, energy, maintenance and other overhead costs to ensure the effect to operating margins is minimized during this slowdown.

The financial market crisis and dramatic decline in the overall economy is expected to cause RevPAR to decline in the fourth quarter and in 2009. We believe we have taken steps to partially mitigate the effects, to the extent possible, of current economic conditions and their impact on the lodging industry. We have maintained higher cash balances and reviewed our capital expenditure plans for 2009 to ensure that we are positioned to meet our short term obligations. However, we believe the uncertainty of the current economy does not allow us to give any assurances that further decline in the economy will not lead to further decline in our hotel revenues and our earnings both from our owned portfolio and our managed portfolio. These declines could cause impairment of our goodwill and other long lived assets as well as the underlying value of the long lived assets owned by our joint ventures. Any impairment of these assets could have a material effect on our results of operations.

Investments in and Acquisitions of Real Estate — In the first nine months of 2008, we continued to implement our growth strategy of selective hotel ownership primarily through joint venture investments. In February 2008, our joint venture with Harte closed on the purchase of a four property portfolio from affiliates of Blackstone, for an aggregate price of $208.7 million. We invested $11.6 million representing our 20 percent equity interest in the portfolio. At the time of our investment, we managed three of the properties and had previously managed the fourth. The joint venture plans to invest more than $30 million of additional funds for comprehensive renovations of the hotels over the 30 months following the acquisition, with our contribution expected to be approximately $2 million. The four properties included in the joint venture acquisition were as follows:

Property	Location	Guest Rooms

Sheraton Frazer Great Valley	Frazer, PA	198
Sheraton Mahwah	Mahwah, NJ	225
Latham Hotel Georgetown	Washington, DC	142
Hilton Lafayette	Lafayette, LA	327

In February 2008, our joint venture, Budget Portfolio Properties, LLC, acquired a portfolio of 22 properties located throughout the Midwest in Illinois, Iowa, Michigan, Minnesota, Wisconsin and Texas. We invested $1.7 million, representing our 10 percent equity interest in the portfolio. Upon closing, all 22 properties, representing 2,397 rooms, were converted to various Wyndham Worldwide brands. The properties are located along major interstates and proximate to major commercial and leisure demand generators. Our investment includes our share of planned capital improvements to re-brand, re-image, and reposition the hotels.

In February 2008, we and JHM formed a joint venture management company in which we hold a 50 percent ownership interest. The joint venture will seek management opportunities throughout India and has already signed its first management agreement in April 2008. Management of this hotel will commence in early 2009. We provided to our partner, JHM, $0.5 million in the form of a convertible note towards the working capital of the joint venture, which is expected to convert to an equity interest in the joint venture by the end of 2008. Simultaneous with the formation of this management company, we and JHM each committed to invest $6.25 million in the Duet Fund, which will seek opportunities to purchase and/or develop hotels throughout India. As of September 30, 2008, we had invested $6.25 million in the Duet Fund. In return for our investment, the Duet Fund will give our management company joint venture the right of first look to manage all hotels that it invests which are not already encumbered by an existing management contract.

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

In June 2008, IHR Greenbuck Hotel Venture, a joint venture in which we hold a 15.0 percent equity interest, opened the first aloft branded hotel in the United States. The aloft brand is a new upscale and select-service Starwood brand. The hotel has 136 rooms and is located in Rancho Cucamonga, California. In September 2008, the joint venture opened its second, 143-room aloft hotel in Cool Springs, Tennessee. We manage both newly built hotels.

In July 2008, we formed a joint venture with an affiliate of Madison W Properties, LLC to recapitalize the existing ownership of the 367-room Radisson Plaza Hotel Lexington and adjacent 234,000 square foot class A office building in Lexington, Kentucky. Upon transition, the hotel was renamed the Lexington Downtown Hotel & Conference Center. We invested $1.0 million for a 5% equity interest in the joint venture. The hotel is undergoing a comprehensive, $13 million renovation encompassing guest rooms and public spaces, as well as a restaurant. Following completion of the renovation, the hotel will be re-branded as a Hilton. We currently manage the hotel and will operate the property as an independent hotel until the renovation is complete and the hotel is reflagged.

Turnover of Management Contracts — During the first nine months of 2008, we continued to see a reduction in the number of hotel real estate transactions, leading to further stabilization in our third-party managed portfolio. The increased transaction activity beginning in 2005 had created a higher level of contract attrition within our portfolio; however, due to the tightening of the credit markets and the reduction in transaction activity during the past three quarters, we have seen our managed portfolio stabilize and begin to grow.

During the third quarter of 2008, we have grown our management contract portfolio by a net five properties, providing a net increase of 234 additional rooms. Although our management contract losses were significant between 2005 and 2007, principally due to Blackstone’s disposition of substantially all of the hotel assets they acquired from Meristar Hospitality, we believe the attrition we have experienced within our portfolio of third party management agreements has leveled off, and we have begun to expand our portfolio once again, as evidenced by a net increase of 42 properties over the past four quarters.

The following table highlights the contract activity within our managed portfolio:

	Number of	Number of
	Properties	Rooms

As of December 31, 2007	191	42,620
New contracts	51	7,205
Lost contracts	(16)	(3,631)

As of September 30, 2008	226	46,194

As of September 30, 2008, we continued to manage eight Blackstone properties, which accounted for $0.8 million and $2.5 million in management fees for the three and nine months ended September 30, 2008, respectively. During the first nine months of 2008, Blackstone sold four hotels which we managed, all of which we now continue to manage through one of our joint venture partnerships. Unpaid termination fees due to us from Blackstone as of September 30, 2008 for hotels previously sold by Blackstone are $15.4 million. For 21 of the hotels sold and with respect to $13.3 million of the unpaid fees, Blackstone retains the right to replace a terminated management contract during the 48 month payment period with a replacement contract on a different hotel and reduce the amount of any remaining unpaid fees.

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

Results of Operations

Operating Statistics

Statistics related to our managed hotel properties (including wholly-owned hotels) are set forth below:

	As of September 30,		Percent Change
	2008	2007	’08 vs.’07

Hotel Ownership
Number of properties	7	6	16.7%
Number of rooms	2,050	1,757	16.7%
Hotel Management(1)
Properties managed	226	184	22.8%
Number of rooms	46,194	42,435	8.9%

(1)	Statistics related to hotels in which we hold a partial ownership interest through a joint venture or wholly-owned have been included in hotel management.

Hotels under management increased by a net of 42 properties as of September 30, 2008 compared to September 30, 2007, due to the following:

•	We acquired 22 management contracts through our investment in the Budget Portfolio Properties, LLC joint venture.

•	We signed 7 new management contracts with Equity Inns, Inc.

•	We secured 11 additional management contracts from Inland Lodging Corporation.

•	We obtained 21 new management contracts with various other owners.

•	19 properties owned by various owners were transitioned out of our system.

The operating statistics related to our managed hotels, including wholly-owned hotels, on a same-store basis(2) were as follows:

	Three Months
	Ended September 30,		Percent Change
	2008	2007	’08 vs. ’07

Hotel Management
RevPAR	$103.93	$102.32	1.6%
ADR	$139.84	$132.99	5.2%
Occupancy	74.3%	76.9%	(3.4)%

	Nine Months
	Ended September 30,		Percent Change
	2008	2007	’08 vs. ’07

Hotel Management
RevPAR	$103.30	$100.21	3.1%
ADR	$140.72	$133.03	5.8%
Occupancy	73.4%	75.3%	(2.5)%

(2)	We present these operating statistics for the periods included in this report on a same-store basis. We define our same-store hotels as those which (i) are managed or owned by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the periods being reported. In addition, the operating results of hotels for which we no longer manage as of September 30, 2008 are not included in same-store hotel results for the periods presented herein. Of the 226 properties that we managed as of September 30, 2008, 174 properties have been classified as same-store hotels.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenue

Revenue consisted of the following (in thousands):

	Three Months
	Ended September 30,		Percent Change
	2008	2007	’08 vs. ’07

Lodging	$22,456	$20,628	8.9%
Management fees	10,451	9,634	8.5%
Termination fees	1,446	935	54.7%
Other	2,447	2,506	(2.4)%
Other revenue from managed properties	155,448	147,562	5.3%

Total revenue	$192,248	$181,265	6.1%

Lodging
The increase in lodging revenue of $1.8 million in the third quarter of 2008 compared to the same period in 2007 was primarily due to the inclusion of revenues of $2.9 million from the Sheraton Columbia, which was purchased in November 2007, however, this was offset by a decrease in revenues in 2008 of $1.0 million from the Westin Atlanta as the property was impacted by the on-going renovations.

Management fees and termination fees
The increase in management fee revenue of $0.8 million in the third quarter of 2008 compared to the same period in 2007 was primarily due to the increase in average total properties under management.

The increase in termination fees of $0.5 million in the third quarter of 2008 compared to the same period in 2007 was primarily due to the recognition of $0.2 million related to the sale by Blackstone of the Radisson Plaza Lexington property to one of our joint ventures and $0.3 million related to the sales of various other properties by Blackstone.

Other revenue from managed properties
These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners, the payments of which are recorded as “other expenses from managed properties.” The increase of $7.9 million in other revenue from managed properties in the third quarter of 2008 compared to the same period in 2007 is primarily due to the increase in the average total properties under management.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months
	Ended September 30,		Percent Change
	2008	2007	’08 vs. ’07

Lodging	$16,803	$14,604	15.1%
Administrative and general	13,550	13,669	(0.9)%
Depreciation and amortization	4,886	3,665	33.3%
Asset impairments and write-offs	282	801	(64.8)%
Other expenses from managed properties	155,448	147,562	5.3%

Total operating expenses	$190,969	$180,301	5.9%

Lodging
The increase in lodging expense of $2.2 million in the third quarter was primarily due to the inclusion of lodging expense of $2.1 million from the Sheraton Columbia, which was purchased in November 2007.

Administrative and general
These expenses consisted of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses remained flat in the third quarter of 2008 compared to the same period in 2007.

Depreciation and amortization
We had a significant increase in depreciable assets as we acquired the Sheraton Columbia subsequent to the third quarter of 2007 and underwent renovations at the Westin Atlanta, which resulted in additional depreciation expense for these two properties of $1.0 million and $0.6 million, respectively, in the third quarter of 2008 compared to the same period in 2007. These changes were offset by the decrease of approximately $0.4 million in amortization expense of intangibles associated with management contracts that were terminated.

Asset impairments and write-offs
For the three months ended September 30, 2008, $0.3 million of asset impairment was recorded primarily on the termination of the management contract intangible asset related to the sale of the Radisson Plaza Lexington property by Blackstone to our MPVF IHR Lexington, LLC joint venture. For the three months ended September 30, 2007, $0.8 million of asset impairment was recorded as a result of the termination of management contracts related to four properties that were sold during the period.

Other expenses from managed properties
These expenses represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners and are also recorded as “other revenues from managed properties.” The increase of $7.9 million in other expenses from managed properties in the third quarter of 2008 compared to the same period in 2007 was primarily due to increase in the average total properties under management

Other Income and Expense

Other income and expenses consisted of the following (in thousands):

	Three Months
	Ended September 30,		Percent Change
	2008	2007	’08 vs. ’07

Interest expense, net	$3,210	$3,310	(3.0)%
Equity in (losses) earnings of unconsolidated entities	(29)	563	> (100)%
Income tax (benefit) expense	(554)	252	> (100)%
Minority interest (benefit) expense	(3)	1	> (100)%
Income from discontinued operations, net of tax	—	2,836	(100)%

Interest expense, net
The decrease in net interest expense of $0.1 million in the third quarter of 2008 compared to the same period in 2007 was primarily due to $1.3 million in interest savings as a result of significantly lower interest rates during the period offset by additional interest expense of $0.9 million due to the increase in total debt outstanding. Furthermore, the significantly lower interest rates resulted in a decrease of $0.3 million in interest income in the third quarter of 2008 compared to the same period in 2007.

Equity in earnings of unconsolidated entities
The decrease of $0.6 million in equity in earnings of unconsolidated entities in the third quarter of 2008 compared to the same period in 2007 was primarily due to decreased activity at certain of our joint venture properties as a result of a combination of renovations and the slowdown in the economy.

Income tax expense
For the three months ended September 30, 2008, we recorded an income tax benefit of $0.6 million compared with an income tax expense of $0.2 million for the three months ended September 30, 2007. The $0.2 million income tax expense in 2007 includes an adjustment of approximately $0.7 million to reduce the income tax benefit that was previously recorded in the first two quarters of 2007. This adjustment resulted from a change in tax laws that allowed us to utilize certain tax credits which we previously recorded a tax valuation allowance against. This resulted in a reduction of our annualized effective tax rate.

Income from discontinued operations, net of tax
Income from discontinued operations for the three months ended September 30, 2007 was primarily due to additional gain recognized from the settlement of working capital adjustments related to the sale of BridgeStreet, which occurred in January 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Revenue

Revenue consisted of the following (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2008	2007	’08 vs. ’07

Lodging	$72,170	$52,325	37.9%
Management fees	31,180	32,683	(4.6)%
Termination fees	5,650	4,928	14.7%
Other	7,239	7,538	(4.0)%
Other revenue from managed properties	463,795	488,725	(5.1)%

Total revenue	$580,034	$586,199	(1.1)%

Lodging
The increase in lodging revenue of $19.8 million in the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to the inclusion of $9.6 million of revenues in the nine months ended September 30, 2008 from the Sheraton Columbia, which was purchased in November 2007, $7.3 million in additional revenue from the Westin Atlanta, which was purchased in May 2007, and $2.5 million in additional revenue from the Hilton Houston Westchase, which was purchased in February 2007. In addition, lodging revenue from the Hilton Concord increased $0.4 million as a result of an increase in ADR in the nine months ended September 30, 2008 compared to the same period in 2007.

Management fees and termination fees
The decrease in management fee revenue was mainly due to the net loss of full-service properties, which on average, yield a higher management fee than limited service properties. This decrease was offset by a 23% increase in the total number of managed properties and improved operating efficiencies at our managed properties including increasing RevPAR by 3.1% for the nine month period ended September 30, 2008 compared to the same period in 2007.

The majority of the termination fees for the nine months ended September 30, 2008 were due to the recognition of $5.3 million of termination fees from Blackstone, of which $1.4 million related to three properties sold by Blackstone to our Harte IHR Joint Venture and $0.2 million for one property sold by Blackstone to our MPVF IHR Lexington, LLC joint venture. For the three hotels purchased by our joint venture with Harte, Blackstone has waived the right to replace the management contract with another contract. As all contingencies have been removed, we recognized the full amount of the termination fees related to these three hotels. Termination fees for the nine months ended September 30, 2007 were due to the recognition of $1.3 million of termination fees from Blackstone on the sale of the Westin Atlanta Airport, $1.0 million from the sale of Hilton Houston Westchase, and $1.6 million from sales of various other Blackstone properties. In addition, $1.0 million of termination fees were related to the loss of management contracts from other owners for the nine months ended September 30, 2007.

Other
Other revenues decreased $0.3 million due to a decrease of $0.6 million in purchasing fees and $0.5 million in insurance revenues partially offset by an increase of $0.6 million in capital project management revenue and $0.3 million in accounting fees.

Other revenue from managed properties
These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners, the payment of which are recorded as “other expenses from managed properties.” The decrease of $24.9 million in other revenue from managed properties is primarily due to the loss of full-service properties.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2008	2007	’08 vs. ’07

Lodging	$51,255	$36,535	40.3%
Administrative and general	44,793	41,667	7.5%
Depreciation and amortization	14,061	10,313	36.3%
Asset impairments and write-offs	1,423	8,713	(83.7)%
Other expenses from managed properties	463,795	488,725	(5.1)%

Total operating expenses	$575,327	$585,953	(1.8)%

Lodging
The increase in lodging expense of $14.7 million in the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to the inclusion of lodging expense of $6.7 million from the Sheraton Columbia, which was purchased in November 2007, additional lodging expense of $6.3 million for the Westin Atlanta, which was purchased in May 2007, and additional lodging expense of $1.6 million for the Hilton Houston Westchase, which was purchased in February 2007.

Administrative and general
These expenses consisted of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses increased $3.1 million between periods, primarily due to increased legal fees of $1.8 million and increased bad debt expense of $1.0 million.

Depreciation and amortization
We had a significant increase in depreciable assets due to the increase in our wholly-owned hotel portfolio to seven. The Sheraton Columbia, Westin Atlanta Airport, and Hilton Houston Westchase, all of which were acquired in 2007, resulted in additional depreciation expense of $2.2 million, $2.6 million, and $0.3 million, respectively. These changes were offset by the decrease in scheduled amortization expense for our management contracts by approximately $1.6 million as a result of the significant decrease in intangible assets resulting from the write-off of properties as they were terminated.

Asset impairments and write-offs
For the nine months ended September 30, 2008, we recognized impairment losses of $1.4 million related to nine properties that were sold in 2008, four of which were sold by Blackstone to two of our joint ventures. In the first nine months of 2007, $8.7 million of asset impairments were recorded as a result of the termination of 32 management contracts related to properties that were sold in 2007.

Other expenses from managed properties
These expenses represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners and are also recorded as “other revenues from managed properties.” The decrease of $24.9 million in other expenses from managed properties in the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to the loss of full-service properties.

Other Income and Expense

Other income and expenses consisted of the following (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2008	2007	’08 vs. ’07

Interest expense, net	$9,759	$8,162	19.6%
Equity in earnings of unconsolidated entities	2,867	1,818	57.7%
Income tax (benefit) expense	(626)	(1,804)	65.3%
Minority interest (benefit) expense	(4)	43	> (100)%
Income from discontinued operations, net of tax	—	20,444	(100)%

Interest expense, net
The majority of the increase in net interest expense of $1.6 million in the nine months ended September 30, 2008 compared to the same period in 2007 was due to interest expense of $2.0 million incurred on the borrowings made under the revolving loan on our Credit Facility and $0.5 million for the Sheraton Columbia mortgage debt which was placed in May 2008. These increases, however, were offset by interest savings as a result of the downward trend in the 30 day LIBOR rates and repayment of the Hilton Concord mortgage debt in April 2007. Furthermore, interest income decreased approximately $0.9 million as a result of decreased cash and cash equivalents.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities increased $1.0 million in the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to $2.3 million in earnings which represented our portion of the gain on sale of the Doral Tesoro Hotel and Golf Club by one of our joint ventures. The gain was offset by equity losses of $1.1 million related to other joint ventures.

Income tax expense
The change in income tax expense is a result of the decrease in loss from continuing operations in the nine months ended September 30, 2008 compared to the same period in 2007.

Income from discontinued operations, net of tax
Discontinued operations for the nine months ended September 30, 2007 represents the $20.5 million gain on the sale of BridgeStreet in January 2007 offset by the $0.3 million operating loss, net of tax of the subsidiary prior to the sale. In September 2005, we sold the Pittsburgh Airport Residence Inn by Marriott and recognized an additional net gain on sale of $0.1 million in 2007 related to adjustments from finalizing the sale.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2008	2007	’08 vs. ’07

Cash provided by operating activities	$26,248	$23,307	12.6%
Cash used in investing activities	48,283	110,168	(56.2)%
Cash provided by financing activities	28,475	84,684	(66.4)%
Working capital	(17,517)	(14,816)	(18.2)%
Cash interest expense	9,550	8,185	16.7%
Debt balance	241,035	171,950	40.2%

Operating Activities

The increase in cash provided by operating activities in the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to an increase of $4.5 million in operating income which was primarily driven by the increase in our wholly-owned hotel operations. This increase was partially offset by an increase in general and administrative expenses.

Investing Activities

The major components of the decrease in cash used in investing activities during the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 were:

•	The purchase of two wholly-owned properties in 2007 compared to none in 2008. In February 2007, we purchased the Hilton Houston Westchase for $51.9 million, and in May 2007 we purchased the Westin Atlanta Airport for $76.1 million. In addition, a $2.0 million deposit associated with the subsequent purchase of the Sheraton Columbia was made during the first nine months of 2007.

•	In 2008, we invested a total of $20.2 million in joint ventures, of which $18.3 million was in five new joint ventures, while receiving distributions totaling $1.8 million from one joint venture. In 2007, we invested a total of $8.7 million in joint ventures, of which $7.4 million was in four new joint ventures, while receiving distributions totaling $3.2 million from four joint ventures. Distributions which are a return of our investment in the joint venture are recorded as investing cash flows, while distributions which are a return on our investment are recorded as operating cash flows.

•	For the nine month period ended September 30, 2008, we spent $25.4 million on property improvements compared with $6.0 million in the same period in 2007. Of the $25.4 million spent, approximately $24.1 million was used on renovations on our wholly-owned properties.

•	The cash expenditures above were offset by proceeds of $35.0 million from the sale of BridgeStreet which occurred in January 2007.

Financing Activities

The decrease in cash provided by financing activities was primarily due to net borrowings on long-term debt of $29.4 million during the nine months ended September 30, 2008 compared with $87.7 million during the same period in 2007. We borrowed $29.4 million in the first nine months of 2008 primarily to continue our two major renovations and execute our growth strategy of continuing to invest in joint ventures, while the borrowings in 2007 were primarily related to the $32.8 million and $50.0 million used for the purchase of the Hilton Westchase and the Westin Atlanta Airport, respectively.

In 2008, we paid $0.8 million in financing fees for the mortgage loan on the Sheraton Columbia. We incurred total financing fees of $3.0 million in connection with the Credit Facility entered in March 2007 and the first amendment to the Credit Facility in May 2007.

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

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders and the current financial market unrest. In addition, we have certain limitations under our Credit Facility that could limit our ability to make future investments without the consent of our lenders. We expect to use additional cash flows from operations and amounts available under the Credit Facility to pay required debt service, income taxes and make planned capital purchases for our wholly-owned hotels, as well as fund our growth strategy. We believe we have adequate funds available through cash flows from operations as well as availability under our Credit Facility to fund our short-term and long-term liquidity requirements. We may also seek to raise additional funding for future investments and growth opportunities by raising additional debt or equity from time to time based on the specific needs of those future investments. Given the current environment within the global financial markets, management has maintained higher cash reserves to ensure adequate cash is available to continue to implement our business strategy in the near term should the availability to the debt and equity markets continue to remain limited.

Senior Credit Facility — In March 2007, we closed on our $125.0 million Credit Facility. The Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the Credit Facility, we borrowed $65.0 million under the term loan and used a portion of those proceeds to pay off the remaining obligations under the old credit facility. In connection with the purchase of the Westin Atlanta Airport in May 2007, we amended the Credit Facility. The amendment increased our total borrowing capacity to $200.0 million, consisting of a $115.0 term loan and a $85.0 million revolving credit facility. As of September 30, 2008, we had $32.3 million available under our revolver. In addition, we have the ability to increase the revolving credit facility and/or term loan by up to $75.0 million, in the aggregate, by seeking additional commitments from lenders. Under the Credit Facility, we are required to make quarterly payments on the term loan of approximately $0.3 million. The Credit Facility matures in March 2010. We will begin the refinancing process of the Credit Facility in early 2009 and to the extent possible, pay down our debt to minimize our leverage leading up to the refinancing.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman and its subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), are the administrator and one of the lenders under our Credit Facility. Lehman’s remaining commitment under this Credit Facility is 11.6 percent of the unfunded portion of the revolving loan, or approximately $4.5 million as of September 30, 2008. To date, we continue to have access to funding under this Credit Facility with the exception of Lehman’s commitment. It is uncertain whether future funding requests will be honored by Lehman or whether another lender will assume Lehman’s commitment. We believe that any loss of Lehman’s commitment under this Credit Facility will not be material to us and we expect to generate sufficient cash from operations to meet our liquidity needs and execute our business strategy. We are in continuous discussion with Lehman regarding the future administration of our Credit Facility and their outstanding funding commitment.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of September 30, 2008, based on those financial tests, borrowings under the term loan and the revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 6.39 percent per annum). We incurred interest expense of $2.1 million and $7.1 million on the senior credit facilities for the three and nine months ended September 30, 2008, respectively, and $2.5 million and $5.2 million for the three and nine months ended September 30, 2007, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of September 30, 2008 we are in compliance with all of those covenants.

Mortgage Debt — The following table summarizes our mortgage debt as of September 30, 2008:

				Interest Rate as of
	Principal	Maturity	Spread Over	September 30,
	Amount	Date	LIBOR(1)	2008

Hilton Arlington	$24.7 million	November 2009	135 bps	3.85%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	3.85%
Sheraton Columbia	$25.0 million	April 2013	200 bps	4.80%

(1)	The interest rate for the Hilton Arlington and Hilton Houston Westchase mortgage debt is based on a 30-day LIBOR, whereas, the interest rate for the Sheraton Columbia mortgage is based on a 90-day LIBOR.

For the Hilton Arlington and the Hilton Houston Westchase, we are required to make interest-only payments until these loans mature, with two optional one-year extensions at our discretion to extend the maturity date beyond the date indicated. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1 percent is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made during the third year.

In May 2008, we placed a non-recourse mortgage of $25.0 million on the Sheraton Columbia. We are required to make interest-only payments until March 2011. Beginning May 2011, the loan will amortize based on a 25-year period. The loan bears interest at a rate of LIBOR plus 200 basis points and based on the terms of this mortgage loan, a penalty of 0.5 percent is assessed on any prepayments made during the first year. We used the net proceeds to pay down the revolver under our Credit Facility. We also have the ability to borrow up to an additional $10.0 million under the mortgage based upon achieving certain net operating income hurdles and renovation milestones.

We incurred interest expense related to our mortgage loans of $0.9 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2007, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Form 10-K. We have discussed changes to our contractual obligations and off-balance sheet arrangements in Note 8 “Long Term Debt” and Note 10 “Commitments and Contingencies” in the notes to the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

In an effort to manage interest rate risk covering our outstanding debt, we have entered into interest rate cap agreements and an interest rate collar agreement that are designed to provide an economic hedge against the potential effect of future interest rate fluctuations.

In October 2006, we entered into an interest rate cap agreement in connection with the purchase of the Hilton Arlington. The $24.7 million, three-year interest rate cap agreement is designed to hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 7.25 percent and is scheduled to mature on November 19, 2009. In February 2007, we entered into an interest rate cap agreement in connection with the purchase of the Hilton Houston Westchase. The $32.8 million, three-year interest rate cap agreement is designed to hedge against the potential effect of future interest rate fluctuations. The interest rate agreement caps the 30-day LIBOR at 7.25 percent and is scheduled to mature on February 9, 2010. In April 2008, we entered into a $25.0 million, five-year interest rate cap agreement in conjunction with our mortgage loan associated with the Sheraton Columbia. The interest rate agreement caps the three-month LIBOR at 6.00 percent and is scheduled to mature on May 1, 2013. At September 30, 2008, the total fair value of these interest rate cap agreements was approximately a $0.2 million asset on our consolidated balance sheet.

In January 2008, we entered into an interest rate collar agreement for a notional amount of $110.0 million to hedge against the potential effect of future interest rate fluctuation underlying our Credit Facility. The interest rate collar consists of an interest rate cap at 4.0 percent and an interest rate floor at 2.47 percent on the 30-day LIBOR rate. We are to receive the effective difference of the cap rate and the 30-day LIBOR rate, should LIBOR exceed the stated cap rate. Should the 30-day LIBOR rate fall to a level below the stated floor rate, we are to pay the effective difference. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010. At the time of inception, we designated the interest rate collar to be a cash flow hedge. The effective portion of the change in fair value of the interest rate collar is recorded as other comprehensive income. Ineffectiveness is recorded through earnings. At September 30, 2008, the interest rate collar had a fair value of $0. The amount of ineffectiveness was inconsequential.

We review quarterly our exposure to counterparty risk related to our interest rate cap and interest rate collar agreements. Based on the credit worthiness of our counterparties, we believe our counterparties will be able to perform their obligations under these agreements.

The 30-day LIBOR rate, upon which our debt and interest rate cap and collar agreements are based, decreased from 5.0 percent per annum, as of December 31, 2007, to 3.7 percent per annum, as of September 30, 2008. At September 30, 2008, we had $241.0 million of outstanding debt that was variable rate. Based upon this amount of variable rate debt and giving effect to our interest rate hedging activities, a 1.0 percent change in the 30-day LIBOR would have changed our interest expense by approximately $0.6 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and by approximately $1.7 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Following the implementation of the remedial actions described below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and its subsequent Quarterly Reports on form 10-Q.

Our lenders may have suffered losses related to the weakening economy and may not be able to fund our borrowings.

Our lenders, including the lenders participating in our Credit Facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent, choose not to perform their obligations under our Credit Facility, or tighten their lending standards, which could make it more difficult for us to borrow under our Credit Facility or to obtain alternate financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our Credit Facility because of a lender default or to obtain other cost-effective financing.

Our business may be harmed if we cannot maintain our listing on the New York Stock Exchange (“NYSE”).

To maintain our listing on the NYSE, we must satisfy certain quantitative and qualitative continued listing criteria, including, among other requirements, a $1.00 minimum average closing stock price over a consecutive 30 trading-day period. Our stock price has seen volatility in recent months and has closed below $1.00 on occasion over the past month. There can be no assurance that we will meet the continued listing criteria for the NYSE, or that we will be able to maintain our listing on the NYSE, in the future. If our common stock is delisted by the NYSE, there could be a material adverse effect on the trading price, liquidity, value and marketability of our common stock.

Our joint venture partners may not fund their portion of the calls for additional capital contribution.

We are minority interest partners in various real estate joint ventures. From time to time, these joint ventures may require additional capital contributions from its partners to fund operating shortfalls or renovation projects. Our partners, for a variety of reasons including their financial or liquidity position, may not be able or willing to fund their portion of these capital calls. This could lead to a deterioration of the operations and cash flow of these joint venture properties and may reduce the value of our investment in these joint ventures.

Item 6.	Exhibits

(a)  Exhibits (Filed herewith)

Exhibit No.		Description of Document

10	.5.2	Amended Employment Agreement, dated as of October 30, 2008, by and between Thomas F. Hewitt and the Company.
10.19		Amended Employment Agreement, dated September 26, 2008, by and between Leslie Ng and the Company.
31.1		Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31.2		Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32		Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

By:	/s/ Denis S. McCarthy
Denis S. McCarthy
Chief Accounting Officer

Dated: November 5, 2008