Form 10-K
period 2008-12-31
INTERSTATE HOTELS & RESORTS INC
filed 2009-03-31
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  ☐ Yes  ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was $78,697,381 (based on the closing sale price of $2.59 on June 30, 2008 as reported by the New York Stock Exchange). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that such person is an “affiliate” of the registrant. The number of shares of common stock outstanding at March 15, 2009 was 32,019,920.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III. We expect to file our proxy statement on or about May 1, 2009.

INTERSTATE HOTELS & RESORTS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2008

PART I

ITEM 1.	BUSINESS

Overview

We are a leading hotel real estate investor and the nation’s largest independent hotel management company, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management.

Our hotel ownership segment includes our wholly-owned hotels and our minority interest investments in hotel properties through unconsolidated entities. Hotel ownership allows us to participate in operations and potential asset appreciation of the hotel properties. As of December 31, 2008, we wholly-owned and managed seven hotels with 2,051 rooms and held non-controlling equity interests in 18 joint ventures, which owned or held ownership interests in 50 of our managed properties. We manage all of the properties within our hotel ownership segment.

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

A third reportable operating segment, corporate housing, was disposed of on January 26, 2007, with the sale of BridgeStreet Corporate Housing Worldwide, Inc. and its affiliated subsidiaries, which we refer to as “BridgeStreet.” The operations of BridgeStreet are presented as discontinued operations in our consolidated statement of operations and cash flows for all periods presented. Each segment is reviewed and evaluated by the company’s senior management. For financial information about each segment, see Note 10 to our consolidated financial statements.

As of December 31, 2008, we and our affiliates managed 226 hotel properties with 46,448 rooms and six ancillary service centers (which consist of a convention center, a spa facility, two restaurants and two laundry centers), in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland. Our portfolio of managed properties is diversified by location/market, franchise and brand affiliations, and ownership group(s). We manage hotels represented by more than 30 franchise and brand affiliations in addition to operating 17 independent hotels. Our managed hotels are owned by more than 60 different ownership groups, including individual investors, institutional investors, investment funds, private equity firms and public real estate investment trusts or “REITs”.

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

Going Concern
On March 12, 2009, our common stock was suspended from trading on the New York Stock Exchange (“NYSE”) and we face potential delisting by NYSE Regulation, Inc., pending an appeal scheduled on June 1, 2009, because we have failed to meet the continued listing standard regarding average global market capitalization over a consecutive 30 trading-day period of not less than $15 million. Our senior secured credit facility (as amended from time to time, which we refer to as the “Credit Facility”) includes a debt covenant requiring continued listing on the NYSE. Additionally, there is uncertainty as to whether we will meet one of the financial debt covenants regarding our total leverage ratio for our fourth quarter 2009 calculation period given the extremely challenging economic and operating environment which is depressing our current and projected operating results.

With the potential of these covenant violations through December 31, 2009 and in the absence of information to support our ability to comply with these debt covenants, such as covenant waivers through December 31, 2009 or an amendment revising the covenants, substantial doubt exists about our ability to continue as a going concern and our independent registered public accounting firm, KPMG LLP, has included an explanatory paragraph to describe this material uncertainty in their auditors report on our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K. Furthermore, our Credit Facility also contains a covenant that requires us to receive an audit report without qualification as to the scope or any other material qualification or exception.

Because we have limited solutions available under the appeal process with the NYSE and the lenders of our Credit Facility may have the right to declare the outstanding debt under the Credit Facility immediately due and payable after the expiration of any applicable notice and/or cure period, we have asked for and received a waiver through June 30, 2009 for the NYSE listing covenant and the covenant relating to the audit report. In obtaining this waiver, we have agreed to permanently increase the spread over the 30-day LIBOR rate to 350 basis points (“bps”) from 275 bps and reduce the capacity under the revolving loan to $60.3 million from $85.0 million, limit our remaining aggregate borrowing capacity under the revolving loan during the waiver period to $6.0 million, and pay up front waiver fees of 50 bps to consenting lenders. If there are instances of non-compliance beyond the term of the existing waiver, the lenders have the right to declare an event of default and accelerate repayment of the outstanding debt under the Credit Facility.

We have already begun discussions with our lenders to amend the terms of the Credit Facility, including extending the maturity date and adjusting the above mentioned covenants such that we can reasonably expect to achieve the covenant thresholds based on our current and projected operating results. However, we can provide no assurances that the existing waiver will be continued, that any of the aforementioned amendments can be obtained, or that the terms under which such continued waivers or amendments obtained would be satisfactory to us. During this amendment process and in the absence of an acceleration of the maturity of our Credit Facility, we believe we will have sufficient liquidity from cash on hand and cash from operations to fund our operating needs in 2009.

Business Strategy
Throughout 2008, we focused on the execution of our business strategy by continuing to build a portfolio of quality management contracts and investing in our wholly-owned hotels and through joint ventures. With the disposition of our corporate housing business in 2007, management was able to focus solely on the hotel industry. We believe this strategic focus will enhance our overall long-term growth by allowing us to deploy all of our resources and expertise to our core area of operations. Our overall strategy to grow our core business in the hotel industry is to recruit and maintain a high quality management team, follow a disciplined investment philosophy, and provide “best in class” service to our customers and owner groups. We believe this strategy will, in turn, provide strong long-term growth opportunities for our stockholders.

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

We believe making investments in hotels through joint ventures and selective whole-ownership is a key component to our strategic growth. As of December 31, 2008, we owned seven hotels, and held non-controlling equity interests in 18 joint ventures, 15 of which collectively own 50 hotels located throughout the United States and Mexico.

The following table provides information relating to our investments in unconsolidated entities as of December 31, 2008:

	Number	Our Equity
Name	of Rooms	Participation

Joint Venture Investments:
Amitel Holdings joint venture		15.0%
Residence Inn Beachwood	174
Residence Inn Cleveland Airport	158
Residence Inn Cleveland Downtown	175
Residence Inn Independence	118
Residence Inn Mentor	96
Residence Inn Westlake	104
Budget Portfolio Properties, LLC		10.0%
Days Inn Appleton	104
Howard Johnson Austin	89
Days Inn Bridgeview	113
Howard Johnson Cedar Rapids	103
Travelodge Davenport	103
Travelodge Denton	112
Days Inn Eau Claire	100
Days Inn Elk Grove	113
Super 8 Grand Rapids	110
Travelodge Green Bay	104
Howard Johnson La Crosse	101
Baymont Inn & Suites Madison	100
Super 8 Milwaukee-NE	124
Days Inn Milwaukee-South	109
Super 8 Milwaukee-West	122
Super 8 Moline	102
Baymont Inn & Suites Naperville	123
Baymont Inn & Suites O’Hare	123
Super 8 Prospect Heights	123
Days Inn Rockford	100
Super 8 St. Paul	100
Days Inn Wausau	122
Cameron S-Sixteen Broadway, LLC		15.7%
Boise Courtyard by Marriott	162

	Number	Our Equity
Name	of Rooms	Participation

Cameron S-Sixteen Hospitality, LLC		10.9%
Hotel 43	112
Campus Associates, L.P.		12.5%
Nathan Hale Inn & Conference Center	99
CNL IHC Partners, L.P.		15.0%
Courtyard Hartford/Manchester	90
Hampton Inn Houston Galleria	176
Residence Inn Hartford/Manchester	96
CapStar Hallmark Company LLC		50.0%
Crowne Plaza St. Louis Riverfront	440
Cross Keys Hotel Partners, LLC		15.0%
Radisson Hotel Cross Keys	147
Harte IHR joint venture		20.0%
Sheraton Frazer Great Valley	198
Sheraton Mahwah	225
Latham Hotel Georgetown	142
Hilton Lafayette	327
IHR Greenbuck joint venture		15.0%
aloft Ontario-Rancho Cucamonga	136
aloft Nashville-Cool Springs	143
IHR Invest Hospitality Holdings, LLC		15.0%
Crowne Plaza Madison	226
Hilton Seelbach Louisville	321
IHR/Steadfast Hospitality Management, LLC(1)	—	50.0%
JHM Interstate Hotels India Ltd.(1)	—	50.0%
Middletown Hotel Associates, L.P.		12.5%
Inn at Middletown	100
MPVF IHR Lexington, LLC		5.0%
Lexington Downtown Hotel & Conference Center	367
RQB Resort/Development Investors, LLC(2)		10.0%
Sawgrass Marriott Resort and Spa	508
Steadfast Mexico, LLC(3)		10.3%
Tesoro Cabo San Lucas	286
Tesoro Ixtapa	200
Tesoro Manzanillo	331
True North Tesoro Property Partners, L.P.(4)	—	15.9%

Total Hotel Rooms — Joint Venture Investments	8,057

(1)	Room number is not listed as this joint venture owns a management company.

(2)	Investment is in the form of preferred equity; our share of equity in the joint venture is limited to a 10 percent annual return on our initial investment.

(3)	In February 2009, our joint venture partners and us agreed to restructure our equity interest in this joint venture from 15.00 percent to 10.25 percent.

(4)	The joint venture sold the Doral Tesoro Hotel & Golf Club in February 2008, however, continues to own a separate entity that holds mineral rights and receives royalties related to gas production activities.

In February 2008, we realized the successful completion of a joint venture investment cycle when our joint venture that owned the Doral Tesoro Hotel & Golf Club, located in Dallas, Texas, sold the hotel. Our portion of the joint venture’s gain on sale of the hotel was approximately $2.4 million. Proceeds from the sale of the hotel were redeployed through additional investment opportunities during the year. This transaction highlights the upside and success we believe exists through our joint venture investments which range from 5% to 50%. These strategic partnerships and investments enable us to secure longer term management contracts, further align our interests in the hotels that we manage with those of the majority owners and provide us the opportunity to participate in the potential asset appreciation of these properties. We also pursue whole-ownership opportunities when we believe our knowledge of the hotel, or the market in which it operates, will allow us to significantly increase the current value of the hotel. We accomplish this by making prudent capital improvements to the hotel and implementing our management strategies.

Our plan is to continue to expand our portfolio of hotel real estate investments primarily through joint venture ownership opportunities and we may, from time to time, make whole ownership investments. Our joint venture investment strategy is designed, in part, to secure additional full-service and select-service management contracts. We attempt to identify properties that are promising acquisition candidates located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through our vast network of industry contacts, coupled with our due diligence process, we seek to select those acquisition targets where we believe that selected capital improvements and focused management will increase the property’s ability to attract key demand segments, demonstrate better financial performance, and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management and individual operations teams create detailed plans covering all areas of renovation and planned operation. These plans serve as the basis for our expansion decisions and guide subsequent renovation and operating plans.

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

Asset Management

We believe we can maximize the value of our hotel portfolio through aggressive asset management. We continue to evaluate key performance indicators against established benchmarks and historical performance to ensure that an appropriate level of assistance is provided to our managers to maximize opportunities and value for each of our owned and managed assets. Areas of focus include enhancing revenue management for rooms, food and beverage and other services, reducing operating and overhead expenses and identifying operating efficiencies through the benchmarking process, all of which improve the long-term profitability of the hotel. We also continuously focus on the guest satisfaction measurement process to ensure that we maintain a balance of profitability and guest satisfaction, further enhancing the long-term asset value of our portfolio.

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

Hotel Management

Our portfolio of managed properties is diversified by location/market, franchise and brand affiliations, and ownership group. The hotels managed by us and our affiliates are primarily located throughout the United States, including most major metropolitan areas and rapidly growing secondary cities. We and our affiliates also manage twelve international hotels, including six in Russia, three in Mexico and one each in Canada, Belgium and Ireland. In addition to geographic and market diversity, our managed hotels represent nearly 30 nationally and internationally recognized brand names including Marriott, Hilton, Sheraton, Westin, Renaissance, Radisson, Doubletree, Embassy Suites, Hyatt, Wyndham, and Hampton Inn, as well as 17 independent hotels. Our managed hotels are owned by more than 60 different ownership groups, including individual investors, institutional investors, investment funds, private equity firms, and public real estate investment trusts or “REITS”.

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

Key elements of our management programs include the following:

•	Comprehensive Budgeting and Monitoring — Our operating strategy begins with an integrated budget planning process. The budget is implemented by individual property-based managers and monitored by our corporate office. Our corporate office personnel work with the property-based managers to set targets for cost and revenue categories at each of the properties. These targets are based on historical operating performance, planned renovations, planned targeted marketing, operational efficiencies, forecasted economic indicators and local market conditions. Through effective and timely use of our comprehensive online, real-time financial information and reporting systems, we are able to monitor actual performance efficiently. As a result, we can rapidly adjust prices, staffing levels and sales efforts to take advantage of changes in the market and to maximize revenue yield.

•	Targeted Sales and Marketing — We employ a systematic approach toward identifying and targeting demand segments for each property in order to maximize market penetration. Our corporate office team and our property-based managers divide these segments into smaller sub-segments and develop tailored marketing plans to drive market penetration in each sub-segment. We support each property’s local sales efforts with corporate office sales executives who develop and implement new marketing programs and monitor and respond to specific market needs and preferences. We use revenue yield management systems to manage each property’s use of the various distribution channels in the lodging industry. Those channels include franchisor reservation systems and toll-free numbers, websites, travel agent and airline global distribution systems, corporate travel offices and office managers, and convention and visitor bureaus. Our controlled access to these channels enables us to maximize revenue yields on a day-to-day basis. We recruit sales teams locally and their incentive-based compensation is based on revenue produced.

•	Strategic Capital Improvements — We, together with the owners of the properties we manage, plan renovations primarily to enhance a property’s appeal to targeted market segments. These improvements are designed to attract new customers and generate increased revenue and cash flow as well as ensure compliance with brand standards imposed by the hotel brands associated with our managed hotels. For example, in many of our properties, the banquet and meeting spaces have been renovated, and guest rooms have been upgraded with high speed internet access and comfortable work spaces to better accommodate the needs of business travelers so we can increase ADR. We base recommendations on capital spending decisions on both strategic needs and potential rate of return on a given capital investment. While we provide project management services for many capital improvement projects through our purchasing, construction and design subsidiary, the owners of the properties are responsible for funding capital expenditures.

•	Strategic Use of Brand Names — We believe the selection of an appropriate franchise brand is essential in positioning a hotel property optimally within its local market. We select for the properties we own, or work with the owner to select for the properties we manage, brands based on local market factors such as local presence of the franchisor, brand recognition, target demographics and efficiencies offered by franchisors. We believe our solid relationships with all of the major hotel franchisors place us in a favorable position when dealing with those franchisors and allow us to assist our owners in negotiating favorable franchise agreements with franchisors. We believe our ability to acquire additional management contracts will further strengthen our relationships with franchisors. While we provide market analysis and other strategic support data, the owners of the properties are responsible for deciding upon and implementing a specific brand.

The following chart summarizes information on the national franchise affiliations of the properties we and our affiliates managed as of December 31, 2008:

	Guest		% of
Franchise	Rooms	Hotels	Rooms

Marriott®	6,202	21	13.4%
Hilton®	4,565	15	9.8%
Residence Inn by Marriott®	4,145	30	8.9%
Hampton Inn®	4,137	30	8.9%
Sheraton®	2,745	8	5.9%
Courtyard by Marriott®	2,478	16	5.3%
Crowne Plaza®	2,469	8	5.3%
Westin®	2,054	3	4.4%
Holiday Inn®	1,773	6	3.8%
Doubletree®	1,612	5	3.5%
Hilton Garden Inn®	1,159	8	2.5%
Embassy Suites®	1,080	4	2.3%
Tesoro Resorts ®	817	3	1.8%
Days Inn®	761	7	1.7%
Homewood Suites®	736	5	1.6%
Super 8®	681	6	1.5%
Renaissance®	548	1	1.2%
Hyatt Place®	513	4	1.1%
Holiday Inn Express®	385	3	0.8%
Baymont Inn and Suites®	346	3	0.8%
Travelodge®	319	3	0.7%
Howard Johnson®	293	3	0.6%
Wyndham®	288	2	0.6%
Doral®	285	1	0.6%
aloft®	279	2	0.6%
Economy Inn and Suites®	271	1	0.6%
Comfort Inn®	235	2	0.5%
Best Western®	200	2	0.4%
Holiday Inn Select®	189	1	0.4%
Country Inn and Suites®	162	1	0.4%
Radisson®	147	1	0.3%
Staybridge Suites®	108	1	0.2%
TownePlace Suites®	106	1	0.2%
Quality Inn®	91	1	0.2%
Fairfield Inn by Marriott®	90	1	0.2%

Total — Franchise Affiliations	42,269	209	91.0%
Independent	4,179	17	9.0%

Total	46,448	226	100.0%

•	Emphasis on Food and Beverage — We believe popular food and beverage concepts are a critical component in the overall success of a full-service hospitality property. We utilize the corporate resources of our food and beverage operations to create programs which generate local awareness of our hotel facilities, to improve the profitability of our hotel operations, and to enhance customer satisfaction. We are committed to competing for patrons with restaurants and catering establishments by offering high-quality restaurants that garner positive reviews and strong local and/or national reputations. We operate several well-known restaurant concepts such as “Citronelle,” a nationally renowned restaurant at The Latham Hotel, located in Washington, D.C. We have also successfully placed national food franchises such as the Regatta Restaurant & Bar®, Pizza Hut®, Starbuck’s Coffee® and TCBY® in several of our hotels. We believe popular food concepts will strengthen our ability to attract business travelers and group meetings and improve the name recognition of our properties.

•	Commitment to Service and Value — We are dedicated to providing consistent, exceptional service and value to our customers. We place significant corporate attention on maintaining guest satisfaction scores in accordance with the standards of the various brands, so our scores are consistently above relevant standards. We conduct employee training programs to ensure high-quality, personalized service. We have created and implemented programs to ensure the effectiveness and uniformity of our employee training through our centralized human resources department at our corporate office. Our practice of tracking customer comments through guest comment cards, and the direct solicitation of guest opinions regarding specific items, allows us to target investments in services and amenities at each hotel across our portfolio. Our focus on these areas has enabled us to attract business.

•	Purchasing — We have invested extensive resources to create efficient purchasing programs that offer the owner of each of the hotels we manage quality products at very competitive pricing. These programs are available to all of the properties we manage. While participation in our purchasing programs is voluntary, we believe they provide each of our managed hotels with a distinct competitive and economic edge. In developing these programs, we seek to obtain the best pricing available for the quality of item or service being sourced in order to minimize the operating expenses of the properties we manage.

•	Project Management for Design, Procurement and Construction — Our size and multiple service offerings are an integral part of what sets us apart from other independent management companies. One of our service offerings is the project management of construction and renovation projects. We offer complete services from design phase, to purchasing, to overall project management of any hotel project. We have proven experience managing from initial development stage to routine renovation projects on existing hotels. Owners have the ability to leverage off of our familiarity with brand standards of all the major brands, as well as our detailed knowledge of their property, if we are already managing it.

•	Insurance and Risk Management — Many of the owners for which we manage own one hotel or a small portfolio (less than five properties). For these owners, procuring the necessary general liability, property, garage keepers, innkeepers, and auto casualty insurance at competitive prices is often difficult. Because of our size, we are able to bundle multiple properties and negotiate attractive pricing, coverage and terms that a single owner would most likely not be able to attain on its own. This program is another key ancillary service allowing owners to consider us a one-stop shop for all of their property needs.

•	Business Intelligence — We employ real-time, web-based reporting systems at each of our properties and at our corporate office to monitor the daily financial and operating performance of each of the properties. We have integrated information technology services through networks at many of the properties. We utilize information systems that track each property’s daily occupancy, average daily rates, and revenue from rooms, food and beverage, as well as quality improvement initiatives and brand standard assurance programs. By having current property operating information available on a timely basis, we are better able to respond quickly and efficiently to changes in the market of each property. Our owner groups, in turn, also have the ability to timely monitor the performance of their hotels through the use of this reporting system.

Corporate Housing

We previously provided short and long-term corporate housing leases and apartment management within 15 major markets in the United States, as well as internationally in London and Paris, through the BridgeStreet® brand name in the extended corporate stay industry. On January 26, 2007, we disposed of BridgeStreet for approximately $42.4 million and redeployed the proceeds into investments in hotel real estate. The operations of our corporate housing segment are reported as discontinued operations in our consolidated statement of operations for all periods presented.

Relationships with Significant Owners

MeriStar/Blackstone — In May 2006, MeriStar, then the owner for which we managed the largest portfolio of hotels (44), was acquired by The Blackstone Group (“Blackstone”). Our management agreements for the 44 hotels Blackstone acquired remained in place after the transaction, although 36 hotels have since been sold, as of December 31, 2008. The total base management fee for each of the hotels we manage for Blackstone is 2.5 percent of total hotel revenue, however with incentive fees, we have the potential to earn up to 4 percent of total revenues. As of December 31, 2008, we continued to manage eight properties for Blackstone. Of the 36 properties which we no longer manage for Blackstone, we have individually acquired four properties, entered into joint ventures to acquire partial ownership of eight properties and retained the management contracts with the new owners for an additional two properties. The total management fees related to all MeriStar/Blackstone properties accounted for $3.5 million, or 5.9 percent, of management fees in 2008 and $8.6 million, or 13.4 percent, of management fees in 2007.

Under the master management agreement that we entered into in 2004 with MeriStar (which has been assumed by Blackstone), we are entitled to a termination fee due to a sale of the property. The termination fees are calculated as the discounted future cash flows under the management agreement through the end of the initial contract term. Similar provisions are also in place in the event the hotel is sold during one of the renewal periods. The termination fees are paid over 48 months or as a discounted one-time payment. MeriStar/Blackstone may terminate management agreements each year, representing up to 600 rooms, with the election of a one-time termination fee payment equal to 18 months of management fees. MeriStar/Blackstone has the right to terminate a management agreement, free of any termination fees, if we make an investment in a hotel that is in the competitive set of any MeriStar/Blackstone hotel (provided that the termination request occurs between 12 and 18 months following the date of our investment). Additionally, Blackstone may also offset any unpaid termination fees due to us with future management fees earned from any new management agreement we would enter into with them. The remaining life under the master management agreement is approximately two years as of December 31, 2008.

During 2008, 2007 and 2006, we recognized $6.6 million, $7.2 million and $24.3 million, respectively, in termination fees related to hotels sold by either Blackstone or MeriStar during their respective period of ownership. Unpaid termination fees due to us from Blackstone as of December 31, 2008 for hotels previously sold by Blackstone are $13.9 million. For the 21 hotels sold and with respect to $12.1 million of the unpaid fees, Blackstone retains the right to replace a terminated management contract during the 48 month payment period with a replacement contract on a different hotel and reduce the amount of any remaining unpaid fees. For the remaining $1.8 million, we have executed notes receivable with Blackstone and will receive these monies over the next 24 months.

See “Risk Factors — Risk Factors Related Specifically to Our Hotel Management Segment — Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners, which may have a material impact on our results of operations” and “— A large percentage of our managed properties are owned by a small group of owners, which could result in the loss of multiple management agreements in a short period.”

Relationships with Other Significant Owners — In October 2004, we entered into a stock purchase agreement with Sunstone Hotel Investors, which we refer to as “Sunstone REIT,” to acquire Sunstone Hotel Properties, which we refer to as “Sunstone,” a hotel management company. In connection with the acquisition, Sunstone entered into new management contracts with respect to 52 hotels and two ancillary service centers previously managed by Sunstone, 50 of which were owned by Sunstone REIT and its affiliates. The management agreements have an initial term of 20 years, with two extensions of five years each. As of December 31, 2008, our Sunstone subsidiary managed 27 hotels and two ancillary service centers, which accounted for 7,316 rooms, or 15.8 percent of our total managed rooms. Of these 27 hotels managed by our Sunstone subsidiary, 25 were owned by Sunstone REIT. Management fees related to all Sunstone REIT properties managed during 2008 were $7.7 million, or 13.0 percent, of total management fees. Management fees for all Sunstone REIT properties managed in 2007 were $8.6 million, or 13.5 percent, of total management fees. Under the termination provisions of our management agreements with Sunstone REIT, we would be entitled to receive a termination fee if a contract is terminated prior to October 2010.

As of December 31, 2008, we managed six hotels in Moscow for a single owner, one of which was an addition in 2008. The management agreements for these six properties expire between 2020 and 2028. These hotels accounted for $12.7 million, or 21.5 percent, of total management fees in 2008 and $12.6 million, or 19.8 percent, of total management fees in 2007.

As of December 31, 2008, we managed 43 hotels owned by Equity Inns, Inc., which accounted for 5,600, or 12.1 percent of total managed rooms. The total management fees related to all Equity Inns, Inc. properties accounted for $3.1 million, or 5.2 percent, of total management fees in 2008 and $3.8 million, or 5.9 percent, of total management fees in 2007.

As of December 31, 2008, we managed eight hotels for three separate independent owners which accounted for 4,197, or 9.0 percent, of total managed rooms. These properties accounted for $9.3 million, or 15.7 percent, of total management fees in 2008, and $9.8 million, or 15.3 percent, of total management fees in 2007.

Intellectual Property and Franchises

We employ a flexible branding strategy based on each particular managed hotel’s market environment and other unique characteristics. Accordingly, a majority of our managed properties operate under various national trade names pursuant to licensing arrangements with national franchisors.

Generally, the third-party owners of our managed hotels, rather than us, are parties to the franchise agreements permitting the use of the trade names under which the hotels are operated. In the case where we are not the owner of the hotels, the hotel owners are required to reimburse us for all costs incurred in connection with these franchise agreements. We are a party, however, to certain franchise agreements with Starwood Hotels & Resorts Worldwide, Inc. and Hilton Hotels Corporation, for the hotels we wholly-own. Our franchise agreements which allow us to use these trade names expire at varying times, generally ranging from 2009 to 2027. We have registered with the United States Patent and Trademark Office the trademarks “Colony®” and “Doral®”, which we utilize in connection with managing hotels. We do not believe that the loss or expiration of any or all of our trademarks would have a material adverse effect on our business. The registrations for our marks expire at varying times, generally ranging from 2009 to 2015.

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

We and our affiliates currently manage 12 international properties and currently have three additional management contracts for international properties under development or construction, two of which will commence operations in 2009. There are risks inherent in conducting business internationally. These include: employment laws and practices in foreign countries; tax laws in foreign countries, which may provide for tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions; unexpected changes in regulatory requirements or monetary policy; and other potentially adverse tax consequences.

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

Environmental Law
Under various federal, state and local and foreign environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental, health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous or toxic substances. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of those hazardous or toxic substances on a property could also result in personal injury or property damage or similar claims by private parties. In addition, the presence of contamination, or the failure to report, investigate or properly remediate contaminated property, may adversely affect the operation of the property or the owner’s ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person. The operation and removal of underground storage tanks are also regulated by federal and state laws. In connection with the ownership and operation of hotels, the operators, such as us, or the owners of those properties, could be held liable for the costs of remedial action for regulated substances and storage tanks and related claims. Environmental laws and common law principles could also be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third-parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. We are not currently aware of any potential material exposure as a result of any environmental claims.

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

In 2007, we detected the presence of mold at one of our owned hotels and have taken the appropriate measures to remediate. Many of the costs associated with remediation of mold may be excluded from coverage under our property and general liability policies, in which event we would be required to use our own funds to remediate. Further, in the event moisture infiltration and resulting mold is pervasive, we may not be able to rent rooms at that hotel, which could result in a loss of revenue. Liabilities resulting from moisture infiltration and the presence of, or exposure to mold, could have a future material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

Furthermore, various court decisions have established that third-parties may recover damages for injury caused by property contamination or exposure to hazardous substances such as asbestos, lead paint or black mold. In recent years, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been an increasing number of lawsuits against owners and managers of real property relating to the presence of mold. Damages related to the presence of mold are generally excluded from our insurance coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, which could have an adverse impact on our results of operations or financial condition.

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

Competition

We compete primarily in the following segments of the lodging industry: the upscale and mid-priced sectors of the full-and select-service segments and the luxury segment through resorts. Other hotels compete with our properties in each geographic market in which our properties are located. Competition in the lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service and overall product.

In addition, we compete for hotel management contracts against numerous competitors, many of which have more financial resources than us. These competitors include the management arms of some of the major hotel brands as well as independent, non-brand- affiliated hotel managers. See “Risk Factors — Risk Factors Related to Our Overall Business — We face significant competition in the lodging industry and in the acquisition of real estate properties.”

Employees

As of December 31, 2008, we employed approximately 19,000 associates, of whom approximately 16,700 were compensated on an hourly basis. We are reimbursed by the hotel owners for wages, benefits and other employee related costs directly related to employees at their respective hotels. Some of the employees at 22 of our managed hotels are represented by labor unions. We believe that labor relations with our employees are generally good.

Seasonality

Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. Hotels in tourist destinations generate greater revenue during their respective tourist season than other times of the year. Seasonal variations in revenue at the hotels we own or manage will cause quarterly fluctuations in revenues.

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

Risk Factors Related to Our Overall Business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as a result of our non-compliance with certain debt covenants under the Credit Facility, which may result in acceleration of our outstanding indebtedness under the Credit Facility or otherwise hinder our ability to amend our existing Credit Facility and/or obtain additional financing.

On March 12, 2009, our common stock was suspended from trading on the NYSE and we face potential delisting by NYSE Regulation, Inc., pending an appeal scheduled on June 1, 2009, because we have failed to meet the continued listing standard regarding average global market capitalization over a consecutive 30 trading-day period of not less than $15 million. Our Credit Facility includes a debt covenant requiring continued listing on the NYSE. Additionally, there is uncertainty as to whether we will meet one of the financial debt covenants regarding our total leverage ratio for our fourth quarter 2009 calculation period given the extremely challenging economic and operating environment which is depressing our current and projected operating results.

With the potential of these covenant violations through December 31, 2009 and in the absence of information to support our ability to comply with these debt covenants, such as covenant waivers through December 31, 2009 or an amendment revising the covenants, substantial doubt exists about our ability to continue as a going concern and our independent registered public accounting firm, KPMG LLP, has included an explanatory paragraph to describe this material uncertainty in their auditors report on our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K. Furthermore, our Credit Facility also contains a covenant that requires us to receive an audit report without qualification as to the scope or any other material qualification or exception.

Because we have limited solutions available under the appeal process with the NYSE and the lenders of our Credit Facility may have the right to declare the outstanding debt under the Credit Facility immediately due and payable after the expiration of any applicable notice and/or cure period, we have asked for and received a waiver through June 30, 2009 for the NYSE listing covenant and the covenant relating to the audit report. In obtaining this waiver, we have agreed to permanently increase the spread over the 30-day LIBOR rate to 350 bps from 275 bps and reduce the capacity under the revolving loan to $60.3 million from $85.0 million, limit our remaining aggregate borrowing capacity under the revolving loan during the waiver period to $6.0 million, and pay up front waiver fees of 50 bps to consenting lenders. If there are instances of non-compliance beyond the term of the existing waiver, the lenders have the right to declare an event of default and accelerate repayment of the outstanding debt under the Credit Facility.

We have already begun discussions with our lenders to amend the terms of the Credit Facility, including extending the maturity date and adjusting the above mentioned covenants such that we can reasonably expect to achieve the covenant thresholds based on our current and projected operating results. However, we can provide no assurances that the existing waiver will be continued, that any of the aforementioned amendments can be obtained, or that the terms under which such continued waivers or amendments obtained would be satisfactory to us. In connection with any such amendments, our lenders are likely to condition their agreement with increases in the fees and interest rates applied under the Credit Facility.

In the event that we are unable to obtain additional funding or negotiate a successful amendment to the Credit Facility agreement, the lenders would have the right to demand immediate repayment of any outstanding obligations under the Credit Facility. As of March 30, 2009, we had a total of $161.8 million outstanding under the Credit Facility. A default on our Credit Facility does not cause a default on any of our three non-recourse mortgage loans. Should the lenders of our Credit Facility demand immediate repayment of all outstanding obligations under the Credit Facility, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance, raise additional liquidity by selling some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

We encounter industry risks related to operating, managing and owning hotels that could cause our results of operations to suffer.

Various factors could adversely affect our ability to generate hotel revenues from our wholly-owned properties and management fees from our managed properties, which are based on hotel revenues. Our business is subject to all of the operating risks inherent in the lodging industry. These risks include, but are not limited to, the following:

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

The current general economic recession and the slowdown in the lodging industry will continue to impact our financial results and growth.

The present economic recession and the uncertainty of its depth and duration will continue to have a negative impact on the lodging industry. There is now general consensus among economists that the economies of the U.S., Russia and much of the rest of the world are now in a recession, and we are experiencing reduced demand for our hotel rooms. Accordingly, our financial results have been impacted by the economic slowdown and we expect that our future financial results and growth will be negatively impacted while the recession continues.

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

We maintain insurance coverage at the hotels we own and manage and are the named insured on the workers compensation, general liability, and employment practices insurance policies. We are reimbursed by the hotel owners for the cost of these insurance policies as per our management contracts. We place insurance policies with insurers that are A.M. Best’s rated “A−” or better. We look to maintain adequate coverage to minimize our overall risk exposure. There are losses that may not be covered by these policies and in some cases we may, after reviewing the risks, accept a level of risk on a per claim basis in order to maintain adequate insurance at appropriate premiums. We would be indemnified for these losses assuming the owner is accessible and has the financial ability to compensate us. Losses incurred under these policies may not be reported or settled for several years after the original date of loss. If the insurance company becomes insolvent, we will pursue payment from the hotel owner but may not be successful. We would be liable for any amounts we do not collect from an owner and those amounts could be significant.

We also maintain health and welfare benefit programs for our associates at the hotels we own and manage. For the managed hotels, these costs are also reimbursed to us by the hotel owners. These programs include securing fully insured contracts and administrative services with various carriers for short term disability, medical and dental insurance coverage. We have decided to retain a portion of the risk with respect to certain programs based on our belief that we have a sufficient risk pool to stabilize claim projections, appropriate claims controls and limited overall risk. Regarding the short term disability and dental programs, overall benefit payments are considered low, resulting in overall limited risk exposure. With regard to the medical program, we purchase reinsurance on a specific claim basis so that overall risk is limited on a per occurrence basis. Premiums for the funding of the risk retention programs are determined by outside consultants after carefully reviewing past claim patterns, the population of those we insure both geographically and demographically, as well as other factors to determine a reasonable level of risk. However, to the extent we experience significant losses that are not reimbursed by the hotel owners and exceed our reserves, those losses could have a material adverse effect on our results of operations.

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

Loss of franchise licenses without replacement would likely have an adverse effect on hotel revenues which could result in adverse affects to our overall revenues. In connection with terminating or changing the franchise affiliation of a hotel, the owner of the hotel may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect on the operations or the underlying value of the hotel covered by the franchise due to the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Franchise agreements covering the hotels we own and manage expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, these franchise agreements frequently contemplate a renewal application process. This process may require an owner to make substantial capital improvements to a hotel. Although the management agreements generally require owners to make capital improvements to maintain the quality of a property, we are not able to directly control the timing or amount of those expenditures.

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

Union contracts for hotel employees in several major markets will be up for renewal between 2009 and 2010. Although under the terms of the management contracts the employees at our managed hotels are paid by the hotel owners, they are our employees. In addition, we have a significant number of employees working at our wholly-owned hotels. The failure to timely renegotiate the contracts that are expiring could result in labor disruptions, which could adversely affect our revenues and profitability. Labor costs could also escalate beyond our expectations and could have a material adverse effect on our operating margins.

In addition, there are ongoing attempts to unionize at some of those hotels that we own and/or manage which are not currently unionized. To the extent any of our non-unionized properties become unionized, our labor costs would most likely increase and have an adverse effect on our operating margins at our wholly-owned hotels.

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

In 2007, we detected the presence of mold at one of our wholly-owned hotels and have taken the appropriate measures to remediate. Many of the costs associated with remediation of mold may be excluded from coverage under our property and general liability policies, in which event we would be required to use our own funds to remediate. Further, in the event moisture infiltration and resulting mold is pervasive, we may not be able to rent rooms at that hotel, which could result in a loss of revenue. Liabilities resulting from moisture infiltration and the presence of or exposure to mold could have a future material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

Furthermore, various court decisions have established that third-parties may recover damages for injury caused by property contamination or exposure to hazardous substances such as asbestos, lead paint or black mold. In recent years, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been an increasing number of lawsuits against owners and managers of real property relating to the presence of mold. Damages related to the presence of mold are generally excluded from our insurance coverage. Should an uninsured loss arise against us at one of our wholly-owned hotels, we would be required to use our own funds to resolve the issue, which could have an adverse impact on our results of operations or financial condition.

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

A material weakness in our internal control over financial reporting could result in a material misstatement in our financial statements not being prevented or detected in a timely manner, which could adversely affect investor confidence in the accuracy and completeness of our financial statements, and could have an adverse effect on the trading price of our common stock.

Through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management concluded that we did not maintain effective controls over a change in accounting for the impairment of intangible assets related to terminated management contracts during 2007. Management determined that this control deficiency represented a material weakness as of December 31, 2007. This material weakness was remediated in 2008. Even with the successful remediation in our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting in the future. Any material weakness or the unsuccessful remediation thereof could have a material adverse effect on reported results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner.

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

Risk Factors Related Specifically to Our Hotel Ownership Segment

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

Most of these factors are beyond our control. As our company expands through the acquisition and/or development of real estate, the magnitude of these risks will increase. Any of these factors could have a material and adverse impact on the value of our assets or on the revenues that can be generated from those assets. In addition, due to the level of fixed costs required to operate full- and select-service hotels, significant expenditures necessary for the operation of these properties generally cannot be reduced when circumstances cause a reduction in revenue. Therefore, if our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected. In addition, as we increase our ownership of hotels, we will be more subject to volatility in our overall revenues, cash flows from operations and net income, as our portfolio of wholly-owned hotels is currently less diversified across markets and asset classes than our portfolio of managed hotels, and the revenues, cash from operations and net income associated with a single wholly-owned hotel will generally be substantially greater than the same from a single managed hotel. Additionally, a reduction in revenues at hotels owned by our joint ventures may lead to impairment charges on the carrying value of our joint venture investments.

If our revenues are negatively affected by one or more particular risks, our wholly-owned hotels’ operating margins could suffer.

We report operating revenues and expenses from our wholly-owned hotels; therefore, we are susceptible to changes in operating revenues and are subject to the risk of fluctuating hotel operating margins at those hotels. Hotel operating expenses include, but are not limited to, wage and benefit costs, energy costs, supplies, repair and maintenance expenses, utilities, insurance and other operating expenses. These operating expenses can be difficult to predict, resulting in unpredictability in our operating margins. Also, due to the level of fixed costs required to operate full- and select-service hotels, we are limited in our ability to reduce significant expenditures when circumstances cause a reduction in revenue.

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

Development activities that involve our co-investment with third-parties may further increase completion risk or result in disputes that could increase project costs or impair project operations. Partnerships, joint ventures and other business structures involving our co-investment with third-parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, actions by another investor may present additional risks of project delay, increased project costs, or operational difficulties following project completion.

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

We participate in joint ventures where we may be adversely impacted by the failure of the joint venture or the other partners in the joint venture to fulfill their obligations.

We have investments in and provide advances to certain joint ventures with unrelated strategic partners to acquire and develop hotel properties. To finance these activities, our joint ventures often obtain loans from third-party lenders that are secured by the joint venture’s assets. Because we do not have a controlling interest in these joint ventures, we depend heavily on the other partners in each joint venture to both (i) cooperate and make mutually acceptable decisions regarding the conduct of the business and affairs of the joint venture and (ii) ensure that they, and the joint venture, fulfill their respective obligations to us and to third-parties. If our partners in joint ventures do not provide such cooperation or fulfill these obligations due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, this could lead to a deterioration of the operations and cash flows of these properties and reduce the value of our investment in these joint ventures. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to our minority or limited interests, potential legal defenses our partners may have, their respective financial condition and other circumstances.

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

Risk Factors Related Specifically to Our Hotel Management Segment

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

A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 90, or 39.8 percent, of our managed properties and 21,477, or 46.2 percent, of our managed rooms as of December 31, 2008. These seven owners also accounted for 61.3 percent of our base and incentive management fees in 2008. Our portfolio of managed properties could be adversely impacted if any of these owners were acquired by another entity, sold their portfolio or entered into a property disposition plan. In addition to lost revenues, the termination of management agreements could result in the impairment of intangible assets and goodwill. See “— Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners, which may have a material impact on our results of operations.”

Our management agreements may be terminated or not renewed under various circumstances, including if the properties to which they relate are sold or otherwise disposed of by their owners, which may have a material impact on our results of operations.

If the owner of a property we manage disposes of the property, or under certain management agreements, if specified performance standards at the hotel are not met, the owner may cease our management of the property. Similarly, if an owner of properties we manage is acquired, the subsequent owner may have the right to terminate our management agreements. Although the management agreements with two of our most significant owners (Blackstone and Sunstone REIT) contain termination fee provisions, our management agreements with other owners generally have limited or no termination fees payable to us if a hotel is sold and the agreement is terminated. The termination of management contracts as a result of hotel dispositions or other factors could therefore have an adverse effect on our revenues. In addition, hotel owners may choose to allow our management agreements to expire. As of December 31, 2008, 103 of our management agreements had current terms scheduled to expire within two years. In addition, for certain of our owners, we do not have the right to assign a management agreement to an unrelated third-party without prior written consent of the relevant hotel owner. A change in control of our Company would require the consent of these owners. The termination of management contracts may result in the write-off of management contract intangible assets or the impairment of our goodwill which could have a material adverse effect on our statement of operations and earnings per share.

A high percentage of the hotels we manage are upscale hotels so we may be particularly susceptible to an economic downturn, which could have a material adverse effect on our results of operation and financial condition.

Approximately 76 percent of the rooms we manage are in hotels that are classified as upscale or upper-upscale hotels. These hotels generally command higher room rates. However, in an economic downturn, these hotels may be more susceptible to a decrease in revenues, as compared to hotels in other categories that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. Adverse changes in economic conditions could have a material adverse effect on our results of operations and financial condition.

We are dependent on the owners of the hotel properties we manage to fund operational expenditures related to those properties, and if such funds are untimely or not paid, we are required to bear the cost.

We incur significant expenditures related to the management of hotel properties, including salary and other benefit related costs and business and employee related insurance costs for which we are reimbursed by the hotel owners. In the normal course of business, we make every effort to pay these costs only after receiving payment from an owner for such costs. However, to the extent an owner would not be able to reimburse these costs, due to a sudden and unexpected insolvency situation or otherwise, we would be legally obligated to pay these costs directly until such time as we could make other arrangements. Although we would make every effort to eliminate these costs prior to the point at which an owner could not reimburse us and we would continue to pursue payment through all available legal means, our results of operations and financial condition could be adversely affected if we were forced to bear those costs.

Our international operations expose us to additional risks, which, if we fail to manage them adequately, may adversely impact our results of operations.

Our management fees earned from hotels located outside of the United States were 23.0 percent, 21.0 percent and 13.7 percent of total management fees for 2008, 2007 and 2006, respectively. At December 31, 2008, we and our affiliates managed 12 international properties. In 2008, we formed a joint venture management company (of which we hold a 50 percent interest) that began seeking management opportunities in India. Simultaneous with the formation of this management company, we also invested in a related private real estate fund that seeks opportunities to purchase and/or develop hotels in India. We expect to begin managing our first hotel in India as well as our seventh hotel in Moscow in 2009. We continue to actively pursue additional international opportunities.

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

The Russian Ruble/USD exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict. This volatility could materially and adversely impact our results of operations or financial condition.

We maintain the results of operations for our Russian office in the local currency, Russian Rubles, and translate these results using the average exchange rates during the period. We translate the assets and liabilities to U.S. dollars using the exchange rate in effect at the balance sheet date. To date, our foreign currency exposure has primarily related to our management and incentive fees from six managed properties in Russia, which are denominated and paid in Rubles. These hotels accounted for $12.7 million, or 21.5 percent, of total management fees in 2008.

In 2008, the exchange rate of Russian Rubles to one U.S. Dollar has ranged from a high of 29.6 to a low of 23.1 and averaged 24.9. For the period January 1, 2009 to March 1, 2009, the exchange rate has ranged from a high of 36.5 to a low of 28.5 and averaged 33.7. Several factors may affect the price of the Russian Rubble, including:

•	Debt level and trade deficit of Russia;

•	Inflation rates in the United States and Russia and investor expectations concerning inflation rates;

•	Interest rates in the United States and Russia and investor expectations concerning interest rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

Foreign exchange rates are influenced by the factors immediately above and may also be influenced by: changing supply and demand for a particular currency; government monetary policies (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in trade balances; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in currency markets, directly or by regulation, in order to influence prices directly. These events and actions are unpredictable and could materially and adversely impact our results of operations or financial condition.

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

Risk Factors Related to Our Capital Structure

We may go into default under our Credit Facility during 2009 if we do not amend or obtain an extension on our existing waiver. We use our Credit Facility to finance our operations. If we are unable to obtain continued waivers relating to the relevant debt covenants, our lenders could accelerate the maturity of these borrowings.

As discussed in “Risk Factors — Risk Factors Related to Our Overall Business” above, we currently have a waiver through June 30, 2009 for two covenants in our Credit Facility: (i) the listing of our common stock on the NYSE and (ii) receiving an audit report without qualification as to scope or any other material qualification or exception. A default under the Credit Facility could result, among other things, in termination of further funds available under our revolving loan or accelerated maturity date for all amounts outstanding under both the term and revolving loan of the Credit Facility after any applicable cure and/or notice periods. Additionally, we may be in violation of a financial covenant regarding our leverage ratio in the fourth quarter 2009 based on our current projections. We expect to generate cash flow from operations sufficient to service the debt under the Credit Facility prior to the stated maturity of the facility if there is not an acceleration of the maturity date. However, we will likely not be able to pay such obligations if our lenders require immediate repayment of all of our outstanding debt under the Credit Facility, which may allow them to foreclose on our assets that secure the Credit Facility or exercise other remedies against our assets. We are already in discussions with our lenders to amend the terms of the Credit Facility, including extending the maturity date and adjusting the above mentioned covenants to reduce the risk of default in the near term. There can be no assurances that we will be successful in obtaining continued waivers or amending the terms of our senior secured credit facility agreement. If we are unable to renegotiate acceptable terms, this could have a material adverse effect on our business, financial condition and results of operations.

Restrictions imposed by our debt agreements may limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

Our Credit Facility, which we entered into in March 2007, and our mortgages contain restrictive covenants. These restrictions include requirements to maintain financial ratios, which may significantly limit our ability to, among other things:

•	borrow additional money;

•	make capital expenditures and other investments;

•	pay dividends;

•	merge, consolidate or dispose of assets;

•	acquire assets; and

•	incur additional liens.

A significant decline in our operations could reduce our cash from operations and cause us to be in default under other covenants in our debt agreements. A default would leave us unable to access our Credit Facility, which we depend on to supply the necessary liquidity to continue or to implement new operations and execute on our business strategy.

We will, in the future, be required to repay, refinance or negotiate an extension of the maturity of our debt agreements. Our ability to complete the necessary repayments, refinancing or extensions is subject to a number of conditions, many of which are beyond our control. For example, if there were a disruption in the lodging or financial markets as a result of the occurrence of one of the risks identified above under “Risk Factors Related to Our Overall Business” or any other event, including the current depressed financial markets and global economy decline, we might be unable to access the financial markets. Failure to complete the necessary repayments, refinancing or extensions of our agreements would have a material adverse effect on us.

A default on our secured debt may cause our lenders to foreclose on our hotels.

Three of our seven wholly-owned hotels serve as collateral for mortgage debt under single property first mortgages. In addition, all of our unencumbered properties are pledged as collateral under the Credit Facility. If we default on any of the secured mortgage loans or the Credit Facility, the lender will be able to foreclose on the property pledged to the relevant lender under that loan. Furthermore, a default on any of the secured mortgage loans would also cause a default on the Credit Facility, however, a default under the Credit Facility would not cause a default on any of the secured mortgage loans.

Our leverage could have a material adverse effect on our ability to satisfy our obligations under our indebtedness and place other limitations on the conduct of our business.

As of December 31, 2008, we had total indebtedness of $244.3 million. Our level of indebtedness has important consequences. It currently requires us to dedicate a portion of our cash flow from operations to payments of principal and interest on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures and our business strategy. Additionally, it could:

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

Our lenders have suffered losses related to the weakening economy and may not be able to fund our borrowings.

Our lenders, including the lenders participating in our Credit Facility, have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, our lenders may become insolvent, choose not to perform their obligations under our Credit Facility, or tighten their lending standards, which could make it more difficult for us to borrow under our Credit Facility or to obtain alternate financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our Credit Facility because of a lender default or to obtain other cost-effective financing.

A deficit in working capital may reduce funds available to us for expansion of our business.

As of December 31, 2008, we had a deficit in working capital of $165.7 million primarily as a result of the full amount outstanding under our Credit Facility being classified as a current liability as the Credit Facility could be subject to accelerated maturity at the lenders option given our potential for non-compliance of certain debt covenants in the Credit Facility. A continued deficit in working capital may require us to make additional borrowings to pay our current obligations. Such borrowings would serve to reduce amounts available to us for pursuit of our business strategy of growing through securing additional management contracts and acquiring additional hotel, resort and conference center properties.

We may not be able to amend our Credit Facility, which matures in March 2010, on terms that are satisfactory to us or at all. A failure to obtain satisfactory terms or to amend the Credit Facility at all could have a material, adverse effect on our business and financial condition.

Our Credit Facility matures in March 2010. We are currently seeking to amend the terms of the Credit Facility agreement; however, because of the current illiquidity in the credit markets we may have difficulty obtaining the necessary amendments. In addition, the current interest rate on our Credit Facility, which is based on a spread over the 30-day LIBOR, was obtained at a point in time when we were able to obtain favorable interest rates and other terms, which we are unlikely to obtain in the amendment process, given the current economic situation. As a result, if we are able to amend the terms of our Credit Facility, we currently expect to pay a greater amount of debt service, which will adversely affect our cash flow, and consequently, our cash available for operations and our net income. If we are unable to amend the terms of our Credit Facility at all, we may be forced to recapitalize, refinance our obligations, sell some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code, potentially resulting in losses that could have a material adverse effect on our business, financial condition and results of operations.

Declines in our corporate credit ratings could have an adverse effect on us.

Credit rating services assign a rating to us based on their perception of our ability to service debt. In March 2009, Moody’s Investor Services downgraded us from a “B2” rating to a “Caa1” rating and Standard & Poor’s Ratings Services downgraded us from a “B” rating to a “CCC+” rating. Fluctuations in our operating performance or changes in the amount of our debt may result in a change to our rating. A negative change in our ratings could increase the cost of, or prevent us from making future financings.

Impairments of assets or goodwill may increase the risk of default under our debt obligations and have an adverse effect on our stock price.

We are required to evaluate our assets, including goodwill, annually or upon certain trigger events in order to ascertain that the historical carrying value is not less than the fair market value of the asset. Should we determine that an asset’s fair market value is less than its carrying value, the asset would be considered impaired, and we would recognize a write-down of the asset to its current fair value.

Our Credit Facility contains several financial covenants, including a minimum net worth requirement. To the extent an impairment would reduce our asset base, we could fall below the minimum net worth requirement. If we are unable to obtain a waiver or an amendment for the covenant, the resulting default could adversely affect our liquidity.

In addition, because the impairment of long-lived assets or goodwill would be recorded as an operating expense, such a write-down would negatively affect our net income and earnings per share, which could have a negative impact on our stock price.

Anti-takeover defense provisions of our charter documents may deter potential acquirers and depress our stock price.

Provisions of Delaware law and of our charter and bylaws may have the effect of discouraging a third-party from making an acquisition proposal for us. These provisions could delay, defer or prevent a transaction or a change in control of us under circumstances that could otherwise give the holders of our common stock the opportunity to realize a premium over the then-prevailing market price of our common stock. These provisions include the following:

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

Our stock is quoted on the OTC Bulletin Board, which may decrease the liquidity of our common stock.

Prior to the market opening on March 12, 2009, the NYSE suspended our common stock from trading on the exchange as we did not meet the continued listing standard requiring maintenance of a minimum $15 million market capitalization over a consecutive 30 trading-day period. Since that time, our common stock has been trading over-the-counter and is quoted on the OTC Bulletin Board and Pink Sheets under the symbol “IHRI”. Broker-dealers often decline to trade in over-the-counter stocks, given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater than with stocks listed on national securities exchanges. Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed, and securities analyst and news media coverage of our Company may be reduced. These factors could result in lower prices, increased volatility and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume.

We will appeal the delisting determination on June 1, 2009, as permitted by the NYSE, though there are only limited solutions available. Until the appeal is heard, we will remain listed, but will not trade, on the NYSE. There can be no assurances that we will be successful in these efforts. Furthermore, in the case we are not successful in the appeal process, there can be no assurance that we will be able to regain listing on the NYSE or another national securities exchange in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Arlington, Virginia. In 2007, we established our first international office in Moscow, Russia to capitalize on the potential growth in the international markets. In addition, we also maintain corporate offices in Irving, Texas and San Clemente, California.

Our hotel management segment includes the operations related to our managed properties, our purchasing, construction and design subsidiary and our subsidiary that provides self insurance programs. As of December 31, 2008, we owned and/or managed hotels in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland. The following table sets forth operating information with respect to the properties we owned and managed as of December 31,:

Year	Properties	Guest Rooms

2008	226	46,448
2007	191	42,620
2006	223	50,199

Our hotel ownership segment consists of our wholly-owned hotels and joint venture investments. The following table details our seven wholly-owned hotels as of December 31, 2008. These properties have also been included in the table above.

Wholly-Owned Properties	Classification	Acquisition Date	Guest Rooms

Hilton Concord, East Bay area near San Francisco, CA	Full-service	February 2005	331
Hilton Durham, Durham, NC	Full-service	November 2005	195
Hilton Garden Inn Baton Rouge, Baton Rouge, LA	Select-service	June 2006	131
Hilton Arlington, Arlington, TX	Full-service	October 2006	308
Hilton Houston Westchase, Houston, TX	Full-service	February 2007	297
Westin Atlanta Airport, Atlanta, GA	Full-service	May 2007	500
Sheraton Columbia, Columbia, MD	Full-service	November 2007	289

For information on the properties in which we hold a minority interest through unconsolidated entities, see “Business — Hotel Ownership.”

ITEM 3.	LEGAL PROCEEDINGS

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

We did not submit any matters to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded over-the-counter (“OTC”) and quoted on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. and Pink Sheets under the symbol “IHRI”. As of March 15, 2009, 32,019,920 shares of our common stock were listed and outstanding which were held by 2,444 holders of record.

Previously, our common stock was listed and traded on the NYSE under the ticker-symbol “IHR.” Prior to the market opening on March 12, 2009, our ticker-symbol was suspended from trading on the NYSE as we did not meet the continued listing standard requiring maintenance of a minimum $15 million market capitalization over a consecutive 30 trading-day period. We will appeal the delisting determination on June 1, 2009, as permitted by the NYSE. Until the appeal is heard, we will remain listed, but will not trade, on the NYSE.

The following table lists, for the fiscal quarters indicated, the range of high and low closing prices per share of our common stock in U.S. dollars, as reported on the NYSE Composite Transaction Tape.

	Stock Price
	High	Low

Fiscal 2008:
Fourth Quarter	$2.13	$0.52
Third Quarter	2.92	2.04
Second Quarter	4.90	2.59
First Quarter	5.30	3.39
Fiscal 2007:
Fourth Quarter	$5.27	$3.67
Third Quarter	5.02	3.57
Second Quarter	6.15	5.17
First Quarter	7.85	5.94

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

Selected Financial and Other Data
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Revenue:
Lodging	$94,072	$74,198	$27,927	$12,638	$—
Management fees	59,321	63,712	75,305	70,674	59,651
Termination fees	6,896	8,597	25,881	7,199	4,294
Other	9,891	9,526	11,568	11,140	14,146

	170,180	156,033	140,681	101,651	78,091
Other revenue from managed properties(1)	609,273	644,098	834,484	893,760	751,892

Total revenue	$779,453	$800,131	$975,165	$995,411	$829,983

(Loss) income from continuing operations	$(18,023)	$2,464	$26,716	$8,786	$(1,584)
Income (loss) from discontinued operations(2)	—	20,364	3,063	4,091	(4,079)

Net (loss) income	(18,023)	22,828	29,779	12,877	(5,663)
Weighted average number of basic shares outstanding (in thousands):	31,802	31,640	31,105	30,505	30,311
Basic (loss) earnings per share from continuing operations	$(0.57)	$0.08	$0.86	$0.29	$(0.05)
Basic (loss) earnings per share from discontinued operations	—	0.64	0.10	0.13	(0.14)

Basic (loss) earnings per share	$(0.57)	$0.72	$0.96	$0.42	$(0.19)

Weighted average number of diluted shares outstanding (in thousands)	31,802	31,963	31,542	30,809	30,311
Diluted (loss) earnings per share from continuing operations	$(0.57)	$0.08	$0.85	$0.29	$(0.05)
Diluted (loss) earnings per share from discontinued operations	—	0.63	0.09	0.13	(0.14)

Diluted (loss) earnings per share	$(0.57)	$0.71	$0.94	$0.42	$(0.19)

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.00
Balance Sheet Data (At End of Period):
Cash and cash equivalents	$22,924	$9,775	$23,989	$11,657	$15,207
Total assets	489,819	470,878	333,690	293,080	275,822
Debt	244,283	211,663	84,226	85,052	89,197
Total equity	171,622	189,506	166,696	130,640	117,335
Total Hotel Data (unaudited):
Number of wholly-owned properties	7	7	4	2	1
Number of managed properties	226	191	223	286	306
Number of managed rooms	46,448	42,620	50,199	65,293	68,242

(1)	Other revenue from managed properties include payroll and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. Our payment of these costs are recorded as “other expense from managed properties.”

(2)	Discontinued operations reflect the operations of (i) BridgeStreet Canada, Inc., which was disposed of in June 2004, (ii) the Residence Inn by Marriott Pittsburgh Airport, which was sold in September 2005 and (iii) BridgeStreet Corporate Housing Worldwide, Inc. and affiliated subsidiaries, which was sold in January 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand Interstate, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes. MD&A is organized into the following sections:

•	Overview and Outlook — A general description of our business and the hospitality industry; our strategic initiatives; the significant challenges, risks and opportunities of our business; and a summary of financial highlights and significant events.

•	Recently Issued Accounting Pronouncements — A summary of accounting pronouncements which have been issued by relevant accounting standards.

•	Critical Accounting Policies and Estimates — A discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations — An analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

•	Liquidity, Capital Resources and Financial Position — An analysis of our cash flows, sources and uses of cash, contractual obligations and an overview of financial position.

Overview and Outlook

Our Business
We are a leading hotel real estate investor and the nation’s largest independent hotel management company, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. A third reportable operating segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet, our corporate housing subsidiary. The results of this segment are reported as discontinued operations in our consolidated financial statements for the years ended December 31, 2007 and 2006.

On March 12, 2009, our common stock was suspended from trading on the NYSE and we face potential delisting by NYSE Regulation, Inc., pending an appeal scheduled on June 1, 2009, because we have failed to meet the continued listing standard regarding average global market capitalization over a consecutive 30 trading-day period of not less than $15 million. Our Credit Facility includes a debt covenant requiring continued listing on the NYSE. Additionally, there is uncertainty as to whether we will meet one of the financial debt covenants regarding our total leverage ratio for our fourth quarter 2009 calculation period given the extremely challenging economic and operating environment which is depressing our current and projected operating results.

With the potential of these covenant violations through December 31, 2009 and in the absence of information to support our ability to comply with these debt covenants, such as covenant waivers through December 31, 2009 or an amendment revising the covenants, substantial doubt exists about our ability to continue as a going concern and our independent registered public accounting firm, KPMG LLP, has included an explanatory paragraph with respect to this uncertainty in their auditors report on our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K. Furthermore, our Credit Facility also contains a covenant that requires us to receive an audit report without qualification as to the scope or any other material qualification or exception.

Because we have limited solutions available under the appeal process with the NYSE and the lenders of our Credit Facility may have the right to declare the outstanding debt under the Credit Facility immediately due and payable after the expiration of any applicable notice and/or cure period, we have asked for and received a waiver through June 30, 2009 for the NYSE listing covenant and the covenant relating to the audit report. In obtaining this waiver, we have agreed to permanently increase the spread over the 30-day LIBOR rate to 350 bps from 275 bps and reduce the capacity under the revolving loan to $60.3 million from $85.0 million, limit our remaining aggregate borrowing capacity under the revolving loan during the waiver period to $6.0 million, and pay up front waiver fees of 50 bps to consenting lenders. If there are instances of non-compliance beyond the term of the existing waiver, the lenders have the right to declare an event of default and accelerate repayment of the outstanding debt under the Credit Facility.

We have already begun discussions with our lenders to amend the terms of the Credit Facility, including extending the maturity date and adjusting the above mentioned covenants such that we can reasonably expect to achieve the covenant thresholds based on our current and projected operating results. However, we can provide no assurances that the existing waiver will be continued, that any of the aforementioned amendments can be obtained, or that the terms under which such continued waivers or amendments obtained would be satisfactory to us. During this amendment process and in the absence of an acceleration of the maturity of our Credit Facility, we believe we will have sufficient liquidity from cash on hand and cash from operations to fund our operating needs in 2009.

Our revenues consist primarily of the following (percentages of total revenues do not include “other revenue from managed properties”):

•	Lodging revenue — This consists of rooms, food and beverage and other department revenues from our seven wholly-owned hotels. This revenue accounted for approximately 55.3 percent of total revenue for the year ended December 31, 2008.

•	Management fee revenue — This consists of fees, which include base management and incentive fees, received by our hotel management segment under our management agreements as they are earned. These fees accounted for approximately 34.9 percent of total revenue for the year ended December 31, 2008.

•	Termination fee revenue — This consists of fees received by our hotel management segment under our management agreements for management contracts terminated by the owner without cause. These fees accounted for approximately 4.0 percent of total revenue for the year ended December 31, 2008.

•	Other revenue — This consists of purchasing revenue, accounting fees, technical services revenue, information technology support fees, self-insurance revenue and other fees. This revenue accounted for approximately 5.8 percent of total revenue for the year ended December 31, 2008.

•	Other revenue from managed properties — We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. This revenue is completely offset by a corresponding expense in our consolidated statements of operations, referred to as “other expenses from managed properties”.

Our operating expenses consist primarily of the following (percentages of total operating expenses do not include “other expenses from managed properties”):

•	Lodging expenses — This includes costs associated with rooms, food and beverage and other department expenses and property operating costs related to our seven wholly-owned hotels. These costs accounted for approximately 42.0 percent of total operating expenses for the year ended December 31, 2008.

•	Administrative and general expenses — These costs are associated with the management and ownership of hotels and consist primarily of expenses such as corporate payroll and related benefits for our operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate and public company expenses. These costs accounted for approximately 38.7 percent of total operating expenses for the year ended December 31, 2008.

•	Depreciation and amortization expenses — These costs relate to the depreciation of property and equipment and amortization of intangible assets and accounted for approximately 11.5 percent of total operating expenses for the year ended December 31, 2008.

•	Other expenses — These costs include asset impairment and write-off costs. These costs accounted for approximately 7.8 percent of operating expenses for the year ended December 31, 2008.

•	Other expenses from managed properties — We employ the staff at our managed properties. Under our management agreements, the hotel owners reimburse us for payroll, benefits, and certain other costs related to the operations of the managed properties. This is offset with corresponding revenue, “other revenue from managed properties”, in our consolidated statements of operations.

Hotel Ownership — As of December 31, 2008, we wholly-owned seven hotels with 2,051 rooms and held non-controlling joint venture equity interests in 18 joint ventures, which hold ownership interests in 50 of our managed properties.

In 2008, we focused on a key part of our ownership strategy of investing capital to upgrade our wholly-owned hotels to allow us to reposition the hotels and create value. We successfully completed the $18.0 million comprehensive renovation program at the Westin Atlanta Airport in the fourth quarter. We also substantially completed the $12.0 million comprehensive renovation program at the Sheraton Columbia in early 2009 which included significant upgrades to all guest rooms and public spaces. Due to the magnitude of the renovations at both of these properties, there was displacement during the year, although we were able to manage the process to minimize disruption to our guests. In addition, we completed the final phase of an $11.0 million comprehensive renovation program at the Hilton Houston Westchase in early 2008 that was started and significantly completed by the previous owner prior to our purchase of the hotel in February 2007. With the completion or significant progress towards the renovation programs at these three hotels purchased in 2007 and the strategic capital improvements made at our four other wholly-owned hotels, we believe that our entire wholly-owned portfolio is in a strong competitive position within their respective markets for 2009 and beyond.

Although the economic environment impacted lodging demand throughout 2008, most notably in the fourth quarter, our wholly-owned hotel portfolio, excluding those two undergoing significant renovation programs, had an increase in RevPAR of 0.1 percent while the industry experienced a decline of 1.9 percent in RevPAR compared to 2007, as reported by Smith Travel Research.

In 2008, we continued to implement our growth strategy of selective hotel ownership exclusively through joint venture investments. We contributed a total of $20.4 million during the year to either new or existing joint ventures and increased the number of hotels in which we held a non-controlling equity interest from 22 as of December 31, 2007 to 50 as of December 31, 2008. Our joint venture investments at year-end also include one property currently under development.

The significant joint venture activity in 2008 related to the following investments:

•	February 2008 — Our joint venture with Barry Harte Holdings Ltd. closed on the purchase of a four property portfolio from affiliates of The Blackstone Group for an aggregate price of $208.7 million. We invested $11.6 million, representing our 20 percent equity interest in the portfolio. At the time of our investment, we managed three of the properties and had previously managed the fourth. The four properties included in the joint venture acquisition were as follows:

Property	Location	Guest Rooms

Sheraton Frazer Great Valley	Frazer, PA	198
Sheraton Mahwah	Mahwah, NJ	225
Latham Hotel Georgetown	Washington, DC	142
Hilton Lafayette	Lafayette, LA	327

•	February 2008 — Our joint venture, Budget Portfolio Properties, LLC, acquired a portfolio of 22 properties located throughout the Midwest in Illinois, Iowa, Michigan, Minnesota, Wisconsin and Texas. We invested $1.7 million, representing our 10 percent equity interest in the portfolio. Upon closing, all 22 properties, representing 2,397 rooms, were converted to various Wyndham Worldwide brands. The properties are located along major interstates and proximate to major commercial and leisure demand generators. Our investment includes our share of planned capital improvements to re-brand, re-image, and reposition the hotels. We currently manage all 22 properties.

•	February 2008 — True North Tesoro Property Partners, L.P., a joint venture in which we hold a 15.9 percent equity interest, sold the Doral Tesoro Hotel & Golf Club, located near Dallas, Texas. Our portion of the joint venture’s gain on sale of the hotel was approximately $2.4 million before post-closing adjustments. The joint venture also owns a separate entity that holds mineral rights and receives royalties related to gas production activities, which was not marketed in the sale of the hotel. We continue to own this entity and periodically receive royalty payments.

•	February 2008 — We continued our international expansion by forming a joint venture management company with JHM Hotels, LLC (“JHM”) in which we hold a 50 percent ownership interest. The joint venture, JHM Interstate Hotels India Ltd, will serve as our platform for all hospitality-related activities in India, primarily focusing on securing management agreements on existing and to-be-built hotels. JHM Interstate Hotels India Ltd. signed its first management agreement in April 2008, with management of the hotel expected to commence in the first half of 2009. The joint venture has also established an office in New Delhi, India. We provided to our partner, JHM, $0.5 million and $0.3 million in March 2008 and January 2009, respectively, in the form of convertible notes towards the working capital of the joint venture, both of which are expected to convert to an equity interest in the joint venture in 2009. Simultaneous with the formation of this management company, we and JHM each invested $6.25 million in the Duet Hotel Investment Fund (“Duet Fund”), a U.K.-based real estate investment fund. The Duet Fund’s mission is to purchase and/or develop approximately 25 hotels in India in the three- and four-star categories targeted at business travelers and located in secondary and tertiary cities, as well as satellite townships outside major urban centers. In return for our investment, the Duet Fund will give our joint venture management company the right of first look to manage all hotels that it invests which are not already encumbered by an existing management contract. As of December 31, 2008, the Duet Fund made investments totaling $31 million in four developments projects across India, one of which is expected to commence operations in 2009. Our joint venture management company with JHM expects to manage all four of these properties upon commencement of operations.

•	June and September 2008 — We were also active in investing in joint ventures focused on new development. The IHR Greenbuck joint venture, in which we hold a 15 percent equity interest, opened the first aloft branded hotel in the United States in June 2008. Intended to be similar to the W Hotel brand, aloft is the new premium select-service hotel brand being introduced by Starwood Hotels & Resorts Worldwide, Inc. The hotel has 136 rooms and is located in Rancho Cucamonga, California. In September 2008, the joint venture opened its second aloft hotel with 143 rooms in Cool Springs, Tennessee. We currently manage both newly built hotels.

•	July 2008 — We formed a joint venture with an affiliate of Madison W Properties, LLC to recapitalize the existing ownership of the 367-room Radisson Plaza Hotel Lexington and adjacent 234,000 square foot class A office building in Lexington, Kentucky. Upon transition, the hotel was renamed and re-branded as the Lexington Downtown Hotel & Conference Center, a Hilton Affiliate Hotel. We invested $1.0 million for a 5 percent equity interest in the joint venture. The hotel is undergoing a comprehensive, $13 million renovation encompassing guest rooms and public spaces, as well as a restaurant.

Hotel Management — As of December 31, 2008, we and our affiliates managed 226 hotel properties with 46,448 rooms and six ancillary service centers, in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland.

In 2008, we expanded our management portfolio by a net 35 properties and 3,828 rooms, an increase of 18.3 percent and 9.0 percent, respectively, compared to 2007. Our management contract losses were significant between 2005 and 2007, principally due to Blackstone’s disposition of substantially all of the hotel assets they acquired from MeriStar Hospitality and the increased hotel purchase and sale transactions within the real estate market. However, due to the tightening of the credit markets and the reduction in transaction activity in 2008, the attrition within our managed portfolio has leveled-off and allowed us to expand our portfolio once again. In addition, we have an active pipeline of 16 new management contracts for properties under construction or development that will further add to our portfolio in 2009 and 2010.

The following table highlights the contract activity in our managed portfolio:

	Number of	Number of
	Properties	Rooms

As of December 31, 2007	191	42,620
New contracts	55	8,111
Lost contracts	(20)	(4,283)

As of December 31, 2008	226	46,448

We ceased managing a total of 20 hotels with combined rooms of 4,283 during 2008 from various owners, however, the most lost from a single owner was three hotels with a combined 436 rooms. Management fees earned for these 20 management contracts lost in 2008 totaled $0.8 million and $2.7 million for the years ended December 31, 2008 and 2007, respectively.

Although the total number of hotel properties we manage increased during 2008, our portfolio mix shifted to more select-service properties as many of the properties lost during the year were full-service properties, while many of the new contracts added were select-service properties. The decline in number of full-service properties, which yield a higher management fee, led to a decrease in management fees of $4.4 million as compared to 2007. Incentive fees, which are included within management fees and are tied directly to the operating performance of the hotels we manage, were $19.2 million in 2008, a decrease of $2.0 million, or 9.6 percent, compared to 2007. However, we were able to increase RevPAR by 0.2 percent in 2008 compared to 2007. While our management fees have decreased, our operating expenditures are lower for the management of select-service properties which allowed us to maintain the earnings stream from this business segment.

Industry Overview, 2009 Outlook and Challenges and Risks

Industry Overview — The lodging industry began to experience a slowdown in RevPAR growth in early 2008 as a result of the slowdown in the economy coupled with the rising costs of fuel prices and airline travel. During the third quarter of 2008, conditions in our industry further decelerated with the sharp decline in the economy and collapse of the financial markets. The combination of a deteriorating economy, turbulent financial and credit markets, and rising unemployment eroded consumer confidence and spending, particularly on discretionary spending, such as travel. Likewise, companies reduced or limited travel spending which contributed to significant contraction in hotel room demand in the third and fourth quarters of 2008. These events led to RevPAR growth of 0.2 percent in 2008 as compared to RevPAR growths of 9.1 percent and 9.6 percent in 2007 and 2006, respectively, for our managed properties. We anticipate lodging demand will not improve, and will likely weaken further, until the current economic trends reverse course, particularly the contraction in GDP, rising unemployment and the lack of liquidity in the credit markets.

2009 Outlook — Over the last two years, we continued to execute on our three prong growth strategy of investing in hotels through direct acquisition of properties, participating in joint ventures to acquire or develop properties and managing a portfolio of properties for third-parties. We have been successful in stabilizing and growing our management contract portfolio, showing a net positive contract growth of 35 contracts in 2008. In early 2008, we recognized the accelerating industry downturn and in response, we shifted our strategic focus from expansion of our hotel ownership portfolio to an emphasis on cash preservation and cost containment in order to maximize profitability across all of the properties that we own and manage as well as corporate operations. These cost containment measures included right-sizing the work force to the amount of business being generated, not filling vacant positions, reducing discretionary spending, delaying the implementation of brand standards, and closing restaurant outlets or modifying hours of operations. In January 2009, we took further measures by implementing a cost-savings program that is expected to reduce 2009 corporate overhead by $13 million. The cost-savings program consisted of eliminating 45 corporate positions, reducing pay up to 10 percent for senior management, placing a freeze on merit increases for all corporate employees, suspending the company match for 401(K) and non-qualified deferred compensation plans for 2009, restructuring the corporate bonus plan, reducing the annual fee by 25 percent and eliminating restricted stock grants during 2009 for the company’s board of directors, and reducing all other corporate expenses, including advertising, travel, training, and employee relations expenses.

As we enter into 2009, the U.S. economy remains in a severe recession and we expect our operating environment to become significantly more challenging. PKF Hospitality Research has predicted a 9.8% RevPAR decline in 2009 which, if it materializes, will be the fourth steepest decline in annual RevPAR in the history of the hotel industry. Most hotel operators, including us, are seeing larger-than-predicted RevPAR declines in the first part of 2009. While we believe that long-term fundamentals for the industry remain strong, and current negative conditions will stabilize over time, we cannot predict when a meaningful recovery will occur.

Our highest priority in 2009 is to maintain a strong cash position and strengthen our balance sheet in anticipation of amending our credit facility agreement which matures in March 2010. Consistent with this goal, beginning in the fall of 2008, we have built up and conserved our cash, ending 2008 with a cash balance of $22.9 million. We have also begun to minimize our cash outflows by implementing a cost-savings program in January 2009 that is designed to reduce 2009 corporate overhead by approximately $13 million. All of our wholly-owned and managed properties have taken similar initiatives to reduce costs to offset declines in revenues. We expect to make minimal capital expenditures in 2009 other than fulfilling our remaining commitment to complete the renovation of the Sheraton Columbia hotel. We remain committed to sustaining the positive growth of our management contracts that was seen in 2008 and will be aggressive in procuring additional management contracts throughout the economic downturn. On the joint venture side, we will continue to be opportunistic and selective in participating in joint ventures only if it enhances our hotel management business. In order to obtain the most favorable terms available leading up to the amendment of our credit facility agreement, we anticipate paying down debt to the extent possible.

Opportunities, Challenges and Risks — The majority of our current debt outstanding is in our Credit Facility which will mature in March 2010, in the absence of an acceleration of the maturity date due to our potential for non-compliance with certain debt covenants during 2009. We have asked for and received a waiver through June 30, 2009 for the NYSE listing covenant and the covenant relating to the audit report. However, we can give no assurances that we will continue to receive this waiver through maturity. We have already begun discussions with our lenders to amend the terms of this facility. Given the current lending environment, our access to additional funding is limited and the new terms of our amended credit facility may be more restrictive, including an interest rate that will almost certainly increase, possibly significantly. Currently, we see no immediate need to obtain additional capital to fund our operational and limited strategic growth plans for 2009. However, should a need arise for us to obtain additional capital funding for operations or growth opportunities prior to amending the terms of our current Credit Facility, our ability, or inability to do so, may require the restructuring of certain debt and the amendment of certain covenants which would be difficult at this time. Our ability and willingness to accept market terms may significantly affect our ability to obtain additional capital funding. Also, an increase in our cost of capital may cause us to delay, restructure or not commence future investments, which could limit our ability to grow our business. In addition, the market value of our common stock could make financing through an equity offering a less attractive option. See “Liquidity, Capital Resources and Financial Position.”

Our ability to achieve our expected financial results through the implementation of our cost-savings program and operating strategies could be affected by various challenges and risks which include overall domestic and international economic factors, including industry-related factors and other factors which are more specific to us, all of which are discussed in more detail in the “Risk Factors” section. Having implemented our growth strategy through hotel ownership in the recent past, we are now provided with more direct exposure to specific hospitality and lodging economic risk, including but not limited to reductions in demand for hotel rooms and the illiquidity of hotel real estate assets.

A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 90, or 39.8 percent, of our managed properties as of December 31, 2008, and 61.3 percent of our base and incentive management fees for the year ended December 31, 2008. If these owners sell their hotels, enter into a property disposition plan, declare bankruptcy or become insolvent, or are acquired, as we have seen with MeriStar in 2006 and CNL Hotel & Resorts, Inc. in 2007, we may be at risk of losing a large percentage of our management contracts and related revenues. We would be entitled to receive approximately $5.5 million in termination fees assuming the eight remaining Blackstone properties were terminated on January 1, 2009 in addition to approximately $13.9 million due from properties terminated prior to December 31, 2008. If the remaining 25 management contracts with Sunstone REIT were terminated as of January 1, 2009, we would be entitled to approximately $5.8 million in termination fees. For the majority of our other owners, termination fees would not be significant.

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

In December 2007, FASB Statement No. 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R revises SFAS 141, “Business Combinations” (“SFAS 141”), but it retains a number of fundamental requirements of SFAS 141. SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R, will be applied prospectively to business combinations for which the acquisition dates are after January 1, 2009.

In February 2008, the FASB issued FSP SFAS 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet conclusively determined the impact that the implementation of SFAS 157 will have on our non-financial assets and liabilities; however we do not anticipate it will significantly impact our consolidated financial statements.

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

Critical Accounting Polices and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, industry data and other factors, including the current economic development, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Going Concern
A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. As a result of the potential for default in the near future of debt covenants under our Credit Facility, our independent registered public accounting firm has expressed that there is substantial doubt about our ability to continue as a going concern. While we have prepared our consolidated financial statements on a going concern basis, if we are unable to obtain continued waivers or successfully amend the terms of our Credit Facility, our ability to continue as a going concern may be materially and adversely impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt refinancing activities.

Revenue Recognition
We earn revenue from hotel management contracts and related services and operations of our wholly-owned hotels. Generally, revenues are recognized when services have been rendered. Given the nature of our business, revenue recognition practices do not contain estimates that materially affect results of operations. The following is a description of the composition of our revenues:

•	Hotel Ownership — Lodging revenue consists of amounts primarily derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. As with management fees discussed below, these revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.

•	Hotel Management — Our management and other fees consist of base and incentive management fees received from third-party owners of hotel properties and fees for other related services we provide. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property’s profitability. We record the incentive management fees in the period that it is certain the incentive management fees will be earned, which for annual incentive fee measurements is typically in the last month of the annual contract period. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotel management companies. Termination fees are also included in these amounts. These amounts are typically generated as a result of the sale of the hotel to a third-party, if the hotel is destroyed and not rebuilt after a casualty or if we are removed as manager of the property for any other reason. Termination fees are recorded as revenue in the period they are earned. Typically, this is upon loss of the contract unless a contingency such as the right of replacement of the management contract by the owner exists. If a contingency exists, termination fee revenues are recognized when the contingency expires.

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” whenever events or changes in circumstances indicate that the carrying values of long-lived assets (which consist of our wholly-owned hotels and intangible assets with determinable useful lives) may not be recoverable, we perform separate analyses to determine the recoverability of the related asset’s carrying value. These events or circumstances may include, but are not limited to: projected cash flows which are significantly less than the most recent historical cash flows; a significant loss of management contracts without the realistic expectation of a replacement; and economic events which could cause significant adverse changes and uncertainty in business and leisure travel patterns.

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

Our impairment evaluations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives for the assets and selecting the discount rate that reflects the risk inherent in future cash flows. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to evaluate long-

lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Property and Equipment
We allocate the purchase price of hotels based on the fair value of the acquired real estate, building, furniture fixture and equipment, liabilities assumed and identified intangible assets. The purchase price represents cash and other assets exchanged or liabilities assumed. The estimates of fair value used to allocate the purchase price is based upon appraisals and valuations performed by management and independent third-parties. Property and equipment are carried at cost and are depreciated using the straight-line method over the expected useful lives of the assets (generally 40 years for buildings, seven years for furniture, fixtures and equipment, and three years for computer equipment). Renovations and replacements that improve or extend the life of an asset are capitalized and depreciated over its expected useful life. Our assessments of the fair value allocated and expected useful life of assets acquired are subjective. A change in our estimates will affect depreciation expense and net income.

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

Impairment of Goodwill
We evaluate goodwill to assess potential impairments on an annual basis, or more frequently if events or other circumstances indicate that the carrying value of goodwill may not be recoverable. We evaluate the fair value of goodwill at the reporting unit level and make that determination based upon future cash flow projections. All of our goodwill resides with our hotel management segment. Assumptions used in these projections, such as forecasted growth rates, cost of capital and multiples to determine the terminal value of the reporting units, are consistent with internal projections and operating plans. We record an impairment loss when the implied fair value of the goodwill assigned to the reporting unit is less than the carrying value of the reporting unit, including goodwill. We completed, with the assistance of a third-party valuation firm, our annual impairment testing of goodwill as of October 31, 2008 and at December 31, 2008 and determined there was no impairment. Given current market conditions, we will continue to monitor the value of our goodwill on a quarterly basis.

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

At December 31, 2008, we have a valuation allowance of $38.1 million to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. This is an allowance against some, but not all, of our recorded deferred tax assets. The valuation allowance we recorded includes the effect of the limitations on our deferred tax assets arising from net operating loss carryforwards. The utilization of our net operating loss carryforwards will be limited by the provisions of the Internal Revenue Code. We have considered estimated future taxable income and prudent and feasible ongoing tax planning strategies in assessing the need for a valuation allowance. Our estimates of taxable income require us to make assumptions about various factors that affect our operating results, such as economic conditions, consumer demand, competition and other factors. Our actual results may differ from these estimates. Based on actual results or a revision in future estimates, we may determine that we are not able to realize additional portions of our net deferred tax assets in the future; if that occurred, we would record a charge to the income tax provision in that period.

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

Amortization expense for our intangible assets is based on the estimated useful life of the underlying future benefit of the intangible asset. The useful lives of our intangible assets are based upon the length or expected term of their associated management, franchise, or financing agreements. These lives are determined at the onset of the management contract or the franchise or financing agreement. However, as certain circumstances arise, such as a disposition plan by the owner, the estimated future benefit of the contract or agreement may change.

While management believes its estimates are reasonable, a change in circumstances could require us to revise the estimated useful lives related to our property and equipment and intangible assets. If we revised the useful lives of these assets, we could be exposed to material changes in the depreciation and amortization expense which we record.

Joint Venture Investments
Judgment is required with respect to the consolidation of our joint venture investments in the evaluation of financial interests and control, including the assessment of the adequacy of the equity invested in the joint venture, the proportionality of financial interests and voting interests, as well as the importance of rights and privileges of the joint venture partners based on voting rights. Currently, we have investments in joint ventures that own, operate or develop hotel properties, which we record using the equity or cost method of accounting. We are not the primary beneficiary in any variable interest entities. We do not guarantee debt held by the joint ventures and the debt is non-recourse to us, other than for customary non-recourse carveout provisions. While we do not believe we are required to consolidate any of our current joint ventures, if we were required to do so, then all of the results of operations and the assets and liabilities would be included in our financial statements.

We evaluate our investments in joint ventures for impairment during each reporting period in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” A series of operating losses of the property held by the joint venture or other factors may indicate that a decrease in the value of our investment in the joint venture has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. Additionally, we consider various qualitative factors to determine if a decrease in the value of our investment is other-than-temporary. These factors include intent and ability for us to retain our investment in the entity, financial condition and long-term prospects of the properties, the ability of the entity to meet or refinance its debt obligations, and relationships with our other partners. If we believe that the decline in the fair value of the investment is temporary, then no impairment is recorded.

If there are indicators of impairment, we determine whether the carrying value of our joint venture interests exceeds its estimated fair value using the discounted cash flow valuation model. The determination of estimated fair value using the discounted cash flow analysis includes certain assumptions such as projected future operating results, discount rate, terminal growth rates, and industry and economic trends. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the joint venture interest, the amount of the impairment charge, or both.

Results of Operations

Operating Statistics
Statistics related to our wholly-owned properties and managed hotel properties include:

	As of December 31,			Percent Change
	2008	2007	2006	‘08 vs. ‘07	‘07 vs. ‘06

Hotel Ownership
Number of properties	7	7	4	—	75.0%
Number of rooms	2,051	2,045	963	0.3%	>100.0%
Hotel Management(1)
Properties managed	226	191	223	18.3%	(14.3)%
Number of rooms	46,448	42,620	50,199	9.0%	(15.1)%

(1)	Statistics related to hotels in which we hold a partial ownership interest through a joint venture or wholly-owned have been included in hotel management.

Hotels under management increased by a net of 35 properties as of December 31, 2008 compared to December 31, 2007, due to the following:

•	We acquired 22 management contracts through our investment in the Budget Portfolio Properties, LLC joint venture in February 2008.

•	We obtained management contracts for 2 newly built aloft branded hotels developed by our joint venture, IHR Greenbuck Hotel Venture.

•	We signed 7 new management contracts with Equity Inns, Inc.

•	We secured 7 additional management contracts with FFC Capital Corporation.

•	We obtained 17 additional management contracts, including one internationally, with various other owners. These additional contracts were offset by the loss of 20 management contracts from various owners during the year.

Hotels under management decreased by a net of 32 properties as of December 31, 2007 compared to December 31, 2006, due to the following:

•	Blackstone sold 25 properties, 17 of which we no longer manage. We either purchased or were retained as manager by the new owners for the 8 remaining properties.

•	Sunstone REIT sold 8 properties which we no longer manage.

•	CNL sold 22 properties, 17 of which we no longer manage. We continue to manage 5 of the properties for the new owners.

•	We transitioned 18 properties out of our system from various other owners.

•	These losses were offset with the addition of 28 new management contracts from various owners.

The operating statistics related to our wholly-owned hotels on a same store basis(2) were as follows:

	As of December 31,		Percent Change
	2008	2007	‘08 vs. ‘07

Hotel Ownership
RevPAR	$84.55	$84.45	0.1%
ADR	$123.97	$121.25	2.2%
Occupancy	68.2%	69.7%	(2.2)%

	As of December 31,		Percent Change
	2007	2006	‘07 vs. ‘06

RevPAR	$82.85	$78.50	5.5%
ADR	$117.21	$111.75	4.9%
Occupancy	70.7%	70.2%	0.7%

(2)	The operating statistics related to our wholly-owned hotels include periods prior to our ownership. The Hilton Garden Inn in Baton Rouge was purchased in June 2006, the Hilton Arlington was purchased in October 2006, the Hilton Houston Westchase was purchased in February 2007, the Westin Atlanta Airport was purchased in May 2007 and the Sheraton Columbia was purchased in November 2007. The Westin Atlanta Airport and the Sheraton Columbia are excluded from these statistics as they were undergoing significant renovations during the periods presented herein. Statistics for our wholly-owned hotels are also included in the operating statistics related to our managed hotels.

The operating statistics related to our managed hotels on a same store basis(3) were as follows:

	As of December 31,		Percent Change
	2008	2007	‘08 vs. ‘07

Hotel Management
RevPAR	$95.57	$95.35	0.2%
ADR	$137.87	$132.80	3.8%
Occupancy	69.3%	71.8%	(3.5)%

	As of December 31,		Percent Change
	2007	2006	‘07 vs. ‘06

RevPAR	$99.45	$91.17	9.1%
ADR	$134.33	$124.40	8.0%
Occupancy	74.0%	73.3%	1.0%

(3)	We present these operating statistics for the periods included in this report on a same-store hotel basis. We define our same-store hotels as those which (i) are managed by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel, and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the periods being reported. In addition, the operating results of hotels for which we no longer managed as of December 31, 2008 are also not included in same-store hotel results for the periods presented herein. Of the 226 properties that we managed as of December 31, 2008, 194 hotels have been classified as same-store hotels. Of the 191 properties that we managed as of December 31, 2007, 169 hotels have been classified as same-store hotels.

Revenues
The significant components of total revenue were as follows (in thousands):

	As of December 31,			Percent Change
	2008	2007	2006	‘08 vs. ‘07	‘07 vs. ‘06

Lodging	$94,072	$74,198	$27,927	26.8%	>100%
Management fees	59,321	63,712	75,305	(6.9)%	(15.4)%
Termination fees	6,896	8,597	25,881	(19.8)%	(66.8)%
Other	9,891	9,526	11,568	3.8%	(17.7)%
Other revenue from managed properties	609,273	644,098	834,484	(5.4)%	(22.8)%

Total revenue	$779,453	$800,131	$975,165	(2.6)%	(17.9)%

  Lodging

•	Lodging revenue increased $19.9 million in 2008 compared to 2007, primarily due to the inclusion of $11.4 million in additional revenue from the Sheraton Columbia, which was purchased in November 2007, $6.6 million in additional revenue from the Westin Atlanta Airport, which was purchased in May 2007, and $2.7 million in additional revenue from the Hilton Houston Westchase, which was purchased in February 2007.

•	Lodging revenue increased $46.3 million in 2007 compared to 2006, primarily due to the inclusion of $44.3 million in additional revenue from the Hilton Garden Inn Baton Rouge, which was purchased in June 2006, the Hilton Arlington, which was purchased in October 2006, and the three hotels purchased in 2007: the Hilton Houston Westchase, the Westin Atlanta Airport and the Sheraton Columbia. In addition, revenue from the Hilton Concord increased $1.6 million, or 10.1 percent.

  Management Fees

•	Although the number of hotel properties we manage increased during 2008, our portfolio mix shifted to more select-service properties as many of the properties lost during the year were full-service properties, while many of the new contracts added were select-service properties. The decline in number of full-service properties, which yield a higher management fee, led to a decrease in management fees of $4.4 million in 2008 as compared to 2007. Incentive fees, which are included within management fees and are tied directly to the operating performance of the hotels we manage, were $19.2 million in 2008, a decrease of $2.0 million, or 9.6 percent, compared to 2007. However, we were able to increase RevPAR by 0.2 percent in 2008 compared to 2007.

•	Management fee revenue decreased $11.6 million in 2007 compared to 2006. The decrease is due in part to the non-recurrence of $3.2 million in business interruption proceeds for lost management fees that we received during the first quarter of 2006 associated with eight MeriStar properties that were damaged or closed due to hurricanes in 2004. Excluding the one time payment of $3.2 million, management fees declined 11.2 percent, which is directly attributed to the net decline in the number of properties under management. Many of the lost properties have been full service properties which, on average, yield a higher management fee than select-service properties. We have been able to partially offset these losses through operational and economic gains and have recognized RevPAR growth of 9.1 percent in 2007. Our positive operating performance led to an increase in our incentive fees of $3.8 million, or 22.0 percent.

  Termination fees

•	Termination fee revenue decreased $1.7 million in 2008 compared to 2007, primarily due to the stabilization of the management contract attrition experienced in 2007. In 2008, we recognized $6.5 million in termination fees from Blackstone, of which $1.4 million related to three properties sold by Blackstone to our Harte IHR Joint Venture and $0.2 million for one property sold by Blackstone to our MPVF IHR Lexington, LLC joint venture. For the three hotels purchased by our joint venture with Harte, Blackstone has waived the right to replace the management contract with another contract. As all contingencies have been removed, we recognized the full amount of the termination fees related to these three hotels. In 2007, termination fees primarily relate to the recognition of $7.2 million of fees related to the termination of properties managed for Blackstone, three of which were purchased by us, and $1.4 million related to the loss of management contracts from various other owners.

•	Termination fee revenue decreased $17.3 million in 2007 compared to 2006, primarily due to the recognition of $15.1 million of termination fees from Blackstone in the third quarter of 2006, in respect of management contracts terminated on or before October 1, 2006. In 2006, Blackstone agreed to waive its right of replacement with respect to all hotels terminated prior to October 1, 2006. As the contingency was removed, we recognized the remaining termination fees due to us. During the first quarter of 2006, we also received one-time termination fees totaling $4.1 million from MeriStar due to its sale of ten properties.

•	In connection with the purchase from Blackstone in 2007 of the Westin Atlanta Airport, the Hilton Houston Westchase and the Sheraton Columbia, all of which were hotels we managed at the time of the purchase, we recognized settlement gains under EITF 04-1 with respect to the termination fees received and an increase to the purchase prices of the relevant properties. Under EITF 04-1, the effective settlement of a management agreement with respect to an acquired property is required to be measured at the lesser of (x) the amount by which the agreement is favorable or unfavorable from our perspective when compared to pricing for current market transactions for the same or similar management agreements and (y) the stated settlement provisions that are unfavorable to the seller. We determined that the contractual termination fees due to us were less than the off-market pricing of the related management contracts for the Westin Atlanta Airport, the Hilton Houston Westchase, and the Sheraton Columbia purchases in 2007. As a result, we recorded termination fees in 2007 of $3.1 million and the corresponding amount as an increase to the purchase prices of the related properties.

  Other

•	Other revenue increased $0.4 million in 2008 compared to 2007, primarily due to increases of $1.0 million in capital project management revenue and $0.5 million in accounting fees, partially offset by decreases of $0.6 million in purchasing fees and $0.5 million in insurance revenue.

•	Other revenue decreased $2.0 million in 2007 compared to 2006, primarily due to a decrease of $1.0 million in accounting fees as a result of managing fewer properties. In addition, we realized a decrease in insurance revenue of $0.4 million. Purchasing fees and revenue from capital project management decreased $0.7 million as a result of additional time spent on property improvements related to our wholly-owned hotels.

  Other Revenue from Managed Properties

•	These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners. Our payments of these costs are recorded at the same amount as part of “other expenses from managed properties.” The decrease of $34.8 million in other revenue from managed properties is primarily due to the net loss of full-service properties.

•	Other revenue from managed properties decreased $190.4 million in 2007 compared to 2006 primarily due to the decrease in the number of managed hotels and a corresponding decrease in the number of hotel employees and related reimbursable salaries, benefits and other expenses.

Operating Expenses
The significant components of operating expenses were as follows (in thousands):

	As of December 31,			Percent Change
	2008	2007	2006	‘08 vs. ‘07	‘07 vs. ‘06

Lodging	$67,286	$52,281	$20,768	28.7%	>100%
Administrative and general	61,910	65,937	59,327	(6.1)%	11.1%
Depreciation and amortization	18,322	14,475	6,721	26.6%	>100%
Asset impairments and write-offs	12,537	11,127	13,214	12.7%	(15.8)%
Other expenses from managed properties	609,273	644,098	834,484	(5.4)%	(22.8)%

Total operating expenses	$769,328	$787,918	$934,514	(2.4)%	(15.7)%

  Lodging

•	Lodging expense increased $15.0 million in 2008 compared to 2007, primarily due to the inclusion of $8.3 million in additional expense from the Sheraton Columbia, which was purchased in November 2007, $6.1 million in additional expense from the Westin Atlanta Airport, which was purchased in May 2007, and $1.3 million in additional expense from the Hilton Houston Westchase, which was purchased in February 2007. Our wholly-owned hotels had a gross margin of 28.5 percent in 2008 compared to 29.5 percent in 2007.

•	Lodging expense increased $31.5 million in 2007 compared to 2006, primarily due to the inclusion of additional expense related to the three hotels we acquired in 2007 and the two hotels we acquired in 2006, which have been included in 2007 for a full year. Our wholly-owned hotels had a gross margin of 29.5 percent in 2007 compared to 25.6 percent in 2006.

  Administrative and General

•	Administrative and general expense consists of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, information technology support, human resources and other support services, as well as general corporate and public company expense. Administrative and general expense decreased $4.0 million in 2008 compared to 2007, primarily due to a reduction of $6.4 million in payroll related expense partially offset by increased legal fees of $1.6 million and an increase in bad debt expense of $1.4 million.

•	Administrative and general expense increased $6.6 million in 2007 compared to 2006, due to higher legal and professional fees, severance costs, acquisition and other deal related costs. Also, included in general and administrative costs for 2007 is $2.9 million of bad debt reserves for a note receivable we hold with an owner of one of our joint ventures.

  Depreciation and Amortization

•	Depreciation and amortization expense increased $3.8 million in 2008 compared to 2007. We had a significant increase in depreciable assets due to the increase in our wholly-owned portfolio to seven. The Sheraton Columbia, Westin Atlanta Airport, and Hilton Houston Westchase, all of which were acquired in 2007, resulted in additional depreciation expense of $2.7 million, $2.5 million and $0.2 million, respectively, in 2008. These changes were offset by a decrease in scheduled amortization expense for our management contracts by approximately $1.7 million as a result of the significant decrease in intangible assets during 2007 resulting from the write-off of properties as they were terminated.

•	Depreciation and amortization expense increased $7.8 million in 2007 compared to 2006, as a result of a significant increase in depreciable assets due to the acquisition of the three hotels we acquired in 2007 and the two hotels we acquired in 2006, which have been included in 2007 for a full year. These five hotels contributed additional depreciation expense of $5.6 million. In addition, scheduled amortization expense for our management contracts increased by $2.0 million, as a result of revising the estimated economic lives of the management contracts for the remaining Blackstone properties to approximately four years, due to Blackstone’s plans to sell most of the portfolio within four years.

  Asset Impairment and Write-offs

•	The sharp contraction in economic activity required that we assess the recoverability of our hotels during the fourth quarter of 2008. As a result, we recorded an $11.0 million write-down of the carrying value of our Hilton Arlington hotel as we determined the future undiscounted cash flows associated with the hotel were insufficient to recover its carrying value. There were no similar charges recognized in 2007 or 2006.

•	When a management contract is terminated, we write-off the remaining carrying value of the contract which we record in asset impairment and write-offs. In 2008, we recognized impairment losses of $1.5 million related to management contracts for 11 properties that were sold during the year, four of which were sold by Blackstone to two of our joint ventures. In 2007, we recognized impairment losses of $11.1 million, related specifically to management contracts for 38 properties that were terminated during the year and in 2006, $13.2 million of asset impairments were recorded related to the termination of 49 management contracts.

Other Income and Expenses
The significant components of other income and expenses, were as follows (in thousands):

	As of December 31,			Percent Change
	2008	2007	2006	‘08 vs. ‘07	‘07 vs. ‘06

Interest expense, net	$13,485	$11,630	$6,461	16.0%	80.0%
Equity in (losses) earnings of unconsolidated entities	(2,411)	2,381	9,858	>(100)%	(75.8)%
Gain on sale of investments and extinguishment of debt	—	—	162	—	(100)%
Income tax expense	12,281	435	17,271	>100%	(97.5)%
Minority interest (benefit) expense	(29)	65	223	>(100)%	(70.9)%
Income from discontinued operations, net of tax	—	20,364	3,063	(100)%	>100%

  Interest Expense, net of interest income

•	Net interest expense increased $1.9 million in 2008 compared to 2007, primarily due to interest expense of $2.3 million incurred on the borrowings made under the revolving loan on our Credit Facility and $0.8 million for the Sheraton Columbia mortgage debt which was placed in May 2008. These increases, however, were offset by significant interest savings as a result of the downward trend in the 30-day LIBOR rates and repayment of the Hilton Concord mortgage debt in April 2007. Furthermore, interest income decreased $1.1 million also as a result of the downward trend in interest rates combined with a decline in average cash balance held during 2008 compared to 2007.

•	Net interest expense increased $5.2 million in 2007 compared to 2006, primarily due to an increase in our total debt outstanding as a result of borrowings made in connection with our investments in wholly-owned hotels and joint ventures. Specifically, interest expense related to our Credit Facility increased by $2.1 million due to additional borrowings during 2007. Our mortgage interest expense increased by $2.3 million due to the acquisitions of the Hilton Arlington and the Hilton Houston Westchase, offset by the repayment of the Hilton Concord mortgage during the second quarter of 2007. In addition, the amortization of capitalized loan fees increased $0.8 million due to additional fees expensed related to the refinancing of our Credit Facility.

  Equity in Earnings of Unconsolidated Entities

•	Equity in earnings of unconsolidated entities decreased $4.8 million in 2008 compared to 2007. In 2008, we recognized income of $2.4 million from the sale of the Doral Tesoro Hotel and Golf Club by one of our joint ventures, where as in 2007, we recognized $1.2 million from the settlement of working capital and other purchase price adjustments related to two joint ventures sold in 2006. The significant decrease in equity in earnings in 2008 compared with 2007 was primarily due to impairment charges recorded on two of our joint venture interests. During the fourth quarter of 2008, we recognized impairment charges of $0.4 million and $3.5 million related to our investments in Cross Keys Hotel Partners, LLC and Steadfast Mexico, LLC, respectively. The hotels held by these joint ventures had experienced operating losses and coupled with the expected continued deterioration of market demand within their respective markets necessitated us to take impairment charges as we believe we will not be able to recover our investments based on projected cash flows generated by these properties. There was no similar charge taken in 2007.

•	Equity in earnings of unconsolidated entities decreased $7.5 million in 2007 compared to 2006. The decrease is partially due to the gain of $5.4 million recorded in 2006 resulting from the sale of our MIP joint venture, in which we held a 10 percent interest. In 2007, we recognized an additional $0.6 million gain related to the settlement of working capital and other purchase price true-ups from this sale. In addition, we realized a gain of $4.5 million during the third quarter of 2006 from the sale of our 10 percent interest in the joint venture that owned the Sawgrass Marriott Resort & Spa. During the second quarter of 2007 we recognized an additional $0.6 million gain related to the settlement of working capital and other purchase price true-ups from this sale. Excluding the gain related to the sale of these two joint ventures in 2006, our equity in earnings of unconsolidated entities increased $1.2 million in 2007.

  Gain on Sale of Investments and Extinguishment of Debt

•	In December 2006, we recognized a gain of $0.2 million primarily from the exchange of stock warrants for stock and subsequent sale of that stock in an unaffiliated company, which we held as an investment. No such gains or losses were recorded in 2007 or 2008.

  Income Tax Expense

•	The increase in income tax expense in 2008 compared to 2007 is primarily related to an increase of $18.1 million in the valuation allowances on our net operating loss carryforwards, our tax credit carryforwards and certain other deferred tax assets in the fourth quarter of 2008 as our estimate of expected utilization of these assets changed in late 2008 as the severe economic decline and our expectation for very challenging operating conditions resulted in lower projected taxable income for the foreseeable future. This large increase in our valuation allowance resulted in a corresponding charge to income tax expense and is the primary reason our effective tax rate for 2008 is 213.9%, (reflecting net income tax expense in a loss year) as compared to an effective rate of 15% for 2007.

•	The decrease in income tax expense in 2007 compared to 2006 is partially driven by the decrease in our income from continuing operations. In addition, there was a reduction in the effective tax rate from 39 percent in 2006 to 15 percent in 2007. The change in the effective tax rate was due to a change in the tax law relating to certain tax credits which are now allowed to be utilized during the current year and carried back to offset 2006 alternative minimum tax paid. We had previously been carrying a valuation allowance against those credits which was relieved in the third quarter causing the reduction in our effective tax rate. This adjustment to the valuation allowance, combined with lower taxable income, resulted in the decrease to our effective tax rate on continuing operations for 2007.

  Income from Discontinued Operations, net of Tax

•	Discontinued operations for 2007 and 2006 includes the operations of BridgeStreet, our corporate housing subsidiary which was held for sale as of December 31, 2006 and disposed of in January 2007. A gain on sale of BridgeStreet of $20.4 million is also included in discontinued operations for 2007. The disposition of BridgeStreet triggered the recognition of significant differences in the carrying values between tax basis and GAAP basis. As the tax basis was significantly higher, there was a small loss realized for tax purposes compared to the $20.4 million gain recognized in our statement of operations for the year ended December 31, 2007.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position are as follows (in thousands):

	As of December 31,			Percent Change
	2008	2007	2006	‘08 vs. ‘07	‘07 vs. ‘06

Cash provided by operating activities	$32,298	$30,319	$67,902	6.5%	(55.3)%
Cash used in investing activities	51,223	168,803	58,946	(69.7)%	>100%
Cash provided by financing activities	31,993	124,414	3,062	(74.3)%	>100%
Working capital	(165,676)	(12,829)	14,315	>(100)%	>(100)%
Cash interest expense	12,691	11,891	7,718	6.7%	54.1%
Debt balance	244,283	211,663	84,226	15.4%	>100%

Operating Activities
The increase in cash provided by operating activities of $2.0 million from 2007 to 2008 was primarily driven by an increase of $4.9 million in gross operating income from our wholly-owned hotels, which was due to the full year effect of our acquisition of three hotels in 2007, and a reduction in G&A expense of $4.0 million as a result of our focus on cost-containment efforts throughout 2008. These increases in operating cash flows were however, offset by a decrease of $6.1 million in management and termination fees as a result of our net loss of full-service properties during the year and an increase in cash interest expense of $0.8 million in 2008 as compared to 2007.

The decrease in cash provided by operating activities of $37.6 million from 2006 to 2007 was primarily driven by the decrease in management fees, termination fees and other revenue (primarily accounting fees) of $30.9 million. These revenues all decreased due to the net loss of properties under management over the course of 2007 and 2006. In 2007, we also had an increase in G&A expense of $6.4 million and an increase in interest expense of $5.2 million due to our additional whole-ownership of hotel properties. In addition, the net change in our assets and liabilities resulted in a cash outflow of $1.2 million in 2007, while in 2006, those changes resulted in a cash inflow of $10.8 million. These decreases were offset by an increase in operating income from our wholly-owned hotels of $14.5 million, primarily due to our acquisition of three additional hotels in 2007 and the full year effect of our two acquisitions from 2006.

Investing Activities
The major components of the decrease in cash used in investing activities from 2007 to 2008 were:

•	The purchase of three wholly-owned hotels in 2007 for a total acquisition cost of $176.3 million compared to none in 2008. In February 2007, we purchased the Hilton Houston Westchase for $51.9 million, in May 2007 we purchased the Westin Atlanta Airport for $76.1 million, and in November 2007 we purchased the Sheraton Columbia for $48.3 million.

•	The cash expenditures above in 2007 were partially offset by $36.4 million of net cash received from the sale of BridgeStreet in January 2007.

•	In 2008, we invested a total of $20.4 million in joint ventures, of which $18.3 million was in five new joint ventures, while receiving a distribution of $1.9 million from one joint venture. In 2007, we invested a total of $17.1 million in joint ventures, of which $11.8 was in four new joint ventures, while receiving distributions totaling $3.6 million from four joint ventures. Distributions which are a return of our investment in the joint venture are recorded as investing cash flows, while distributions which are a return on our investment are recorded as operating cash flows.

•	In 2008, we spent $31.1 million on property improvements compared with $9.9 million in 2007. Of the $31.1 million spent in 2008, approximately $29.7 million was used for renovations of our wholly-owned properties.

The major components of the increase in cash used in investing activities from 2006 to 2007 were:

•	The purchase of three hotels in 2007 for a total acquisition cost of $176.3 million compared to the purchase of two hotels in 2006 for a total acquisition cost of $51.6 million, an increase of $124.7 million. We also spent an additional $4.0 million on capital purchases in 2007 compared to 2006, which was primarily related to our seven owned hotels.

•	In 2006, we received distributions related to the sale of the Sawgrass Marriott joint venture and the MIP joint venture of $15.3 million ($9.3 million of which was reinvested) and $6.4 million, respectively. In 2007, we received only $3.6 million in distributions from our joint ventures.

•	The increase in cash used in 2007 was partially offset by $36.4 million of net cash received from the sale of BridgeStreet in January 2007.

Financing Activities
Cash provided by financing activities decreased $92.4 million in 2008 compared to 2007 primarily due to net borrowings on long-term debt of $32.6 million in 2008 compared with $127.4 million in 2007. We borrowed $32.6 million in 2008 primarily to continue our two major renovations, execute our growth strategy of continuing to invest in joint ventures, and build cash reserves in light of the tightening of the credit markets in the fourth quarter. The borrowings in 2007 were primarily related to the $32.8 million, $50.0 million and $25.0 million used for the purchase of the Hilton Houston Westchase, the Westin Atlanta Airport and the Sheraton Columbia, respectively.

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

Liquidity

Liquidity Requirements — Our known short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including: corporate expenses, payroll and related benefits, legal costs, and other costs associated with the management of hotels, interest and scheduled principal payments on our outstanding indebtedness and capital expenditures, which include renovations and maintenance at our wholly-owned hotels.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, capital improvements at our wholly-owned hotels and costs associated with potential acquisitions. In March 2007, we entered into our Credit Facility which matures in March 2010 and consists of a $115.0 million term loan and an $85.0 million revolver. As of December 31, 2008, we had $31.0 million available under our revolver. In connection with obtaining the existing waiver in March 2009, we have agreed to permanently increase the spread over the 30-day LIBOR rate to 350 bps from 275 bps and reduce the capacity under the revolving loan to $60.3 million from $85.0 million, limit our aggregate borrowing capacity under the revolving loan during the waiver period to

$6.0 million, and pay up front waiver fees of 50 bps to consenting lenders. We also have three non-recourse mortgage loans for $24.7 million, $32.8 million and $25.0 million, which mature in November 2009 (with two one-year extensions at our discretion), February 2010 (with two one-year extensions at our discretion) and April 2013, respectively. See Note 8, “Long-Term Debt,” to our consolidated financial statements for additional information relating to our Credit Facility and mortgage loans.

We have historically satisfied our short-term liquidity requirements through cash provided by our operations and borrowings from our Credit Facility. Our borrowings under our Credit Facility are subject to certain restrictions under the Credit Facility agreement. Additionally, we must maintain compliance with our financial covenants, including an acceptable degree of leverage, value of unencumbered assets and interest coverage ratios, in order to continue to have funds available to borrow under our Credit Facility. We continually monitor our operating and cash flow models in order to forecast our compliance with the financial covenants. As of December 31, 2008, we were in compliance with all financial covenants.

However, we may be in non-compliance with the debt covenant under our Credit Facility requiring continued listing on the NYSE if we are unable to continue our current waiver through maturity. Additionally, there is uncertainty as to whether we will meet one of the financial debt covenants regarding our total leverage ratio for the fourth quarter 2009 calculation given the extremely challenging economic and operating environment which is depressing our current and projected operating results. As we cannot guarantee our continued listing on the NYSE and ability to meet the aforementioned financial debt covenant and with the absence of a waiver from our lenders through December 31, 2009 on these covenants, substantial doubt exists about our ability to continue as a going concern and our independent registered public accounting firm, KPMG LLP, has included an explanatory paragraph to describe this material uncertainty in their auditors report on our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K. In addition, we have classified the full amount outstanding on the term and revolving loan under the Credit Facility as a current liability as of December 31, 2008.

We have already begun discussions with our lenders to amend the terms of our Credit Facility, including extending the maturity date and adjusting the above mentioned covenants such that we can reasonably expect to achieve the covenant thresholds based on our current and projected operating results. During this amendment process and in the absence of an acceleration of the maturity of our Credit Facility, we believe that we have sufficient liquidity from cash on hand and cash from operations to fund our operating needs in 2009. Additionally in March 2009, Moody’s Investor Services downgraded us from a “B2” rating to a “Caa1” rating and Standard & Poor’s Ratings Services downgraded us from a “B” rating to a “CCC+” rating.

Our short-term liquidity could be influenced by various factors including changes in lodging demand due to seasonality or a slowdown in the overall economy and RevPAR declines. During the past four years, we have invested in the ownership of multiple lodging properties through joint venture partnerships and the whole ownership acquisition of seven hotels. This degree of ownership elevates our level of sensitivity to RevPAR fluctuations, declines in the real estate market and the overall economy in general, which could have a significant impact on our earnings and cash flows. Additional factors include increased operating costs, access to financing, interest rate changes, natural disasters and non-specific operational risks.

We have historically satisfied our long-term liquidity requirements through various sources of capital, including cash provided by operations, bank credit facilities, and long-term mortgage indebtedness. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements although additional debt or equity financing would be extremely difficult to access in the near term. There are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders.

Our continued ability to raise funds through the issuance of equity securities is dependent upon, among other things, overall general market conditions, market valuation of our equity and perceptions about our Company. Given our current market price, the unknown status of our future listing on an exchange and the overall economic conditions, we believe it is unlikely that we have or will have in the near future any access to raise capital in the form of equity in the public markets.

Additionally, the ability to access new debt financing is extremely limited in the current economic environment. We will focus our near term efforts on amending the terms of our current credit facility and we believe we have the ability to do so prior to its upcoming maturity. However, we are uncertain of the pricing and terms under which we will achieve this amendment. We do not expect to amend any of our longer term debt until the current markets improve. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are financially viable or at all.

Expectations for 2009 — During 2009, we expect to fund our operations and limited growth plans through cash on hand and cash from operations. We will focus our efforts on cash preservation and expect to make limited investments in our current assets or any new investments, which would most likely only be in the form of joint venture interests or new management contract incentives in the form of loans.

Our Credit Facility matures in March 2010, and we have begun discussions with our lenders to amend the terms of this facility. During this amendment process and in the absence of an acceleration of the maturity of our Credit Facility, we believe that we have sufficient liquidity from cash on hand and cash from operations to fund our operating needs in 2009. We have undertaken efforts to minimize our cash outflows which included eliminating 45 corporate positions, reducing pay up to 10 percent for senior management, placing a freeze on merit increases for all corporate employees, suspending the company match for 401(K) and non-qualified deferred compensation plans for 2009, restructuring the corporate bonus plan, reducing the annual fee by 25 percent and eliminating restricted stock grants during 2009 for the company’s board of directors, and reducing all other corporate expenses, including advertising, travel, training, and employee relations expenses. We will continue to seek additional measures to further reduce our cash outflows and any excess cash generated from operations in 2009 will be used to pay down our debt to the extent possible. Other options that we are evaluating to enhance our cash position include selling one or more of our wholly-owned hotels.

The current environment poses significant challenges on our ability to amend the terms of our Credit Facility. No assurance can be given that we will be successful in amending our Credit Facility on acceptable terms, if at all, or amend such debt covenants in a manner sufficient to adequately reduce the risk of default in the near future. In addition, the current interest rate on our Credit Facility, which is based on a spread over the 30-day LIBOR rate, was obtained at a point in time when we were able to obtain favorable interest rates and other terms, which we are unlikely to obtain in the amendment process, given the current economic situation. As a result, if we are able to amend the terms of our Credit Facility, we currently expect to pay a greater amount of debt service, which will adversely affect our cash flow, and consequently, our cash available for operations and our net income. Should our lenders and/or other counterparties demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any), our public debt ratings and borrowing restrictions imposed by existing lenders. Given the current lending environment, our access to additional funding may be limited. In consideration of our current working capital, projected operations and current capital structure, we do not foresee a need to seek additional capital to fund our operational and growth strategies in 2009. If we are required to obtain additional funds in excess of our current Credit Facility, our ability or inability to do so, may require the restructuring of certain debt and the amendment of certain covenants. Our ability and willingness to accept certain terms may significantly affect our ability to obtain additional capital funding. Also, an increase in our cost of capital may cause us to delay, restructure or not commence future investments, which could limit our ability to grow our business.

Shelf Registration Statement — In August 2004, we filed a Form S-3 shelf registration statement registering up to $150.0 million of debt securities, preferred stock, common stock and warrants. This shelf registration expired as of December 1, 2008. We currently have no plans to register any securities in 2009.

Contractual Obligations and Off-Balance Sheet Arrangements — The following table summarizes our contractual obligations at December 31, 2008, and the effect that those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than	Payment terms		More than
	Total	1 year	1-3 years	3-5 years	5 year

Senior credit facility — term loan(a)	$112,988	$112,988	$—	$—	$—
Senior credit facility — revolving loan(a)	48,770	48,770	—	—	—
Mortgage debt(a)	82,525	—	25,400	57,125	—
Estimated interest payments on long-term debt(b)	15,639	8,015	5,677	1,947	—
Non-cancelable office leases(c)	19,151	4,166	8,132	6,375	478
Debt guarantee(d)	3,702	3,702	—	—	—

Total	$282,775	$177,641	$39,209	$65,447	$478

(a)	For principal repayment obligations with respect to our Credit Facility and mortgage loans, see Note 8, “Long-Term Debt,” to our consolidated financial statements. We expect to settle such debt by several options, including cash flows from operations, amending the terms of our Credit Facility and or sale of one or more of our wholly-owned hotels. Although the Credit Facility matures in March 2010, we have classified the full amount outstanding on the term and revolving loan under the facility as payable in less than one year as the lenders may have the option to accelerate the maturity date given our projected non-compliance of certain debt covenants in the near future. We have classified two of our non-recourse mortgage loans of $24.8 million and $32.8 million taking account of our unilateral ability to extend the current maturity dates of November 2009 and February 2010, respectively, with two one-year extensions we hold at our discretion for each.

(b)	To estimate interest payments on our long-term debt, all of which is variable-rate debt, we estimated interest rates and payment dates based on our determination of the most likely scenarios for each relevant debt instrument. We expect to settle such interest payments with cash on hand or cash flows from operations.

(c)	The office lease obligations shown in the table above have not been reduced by minimum payments to be received related to a non-cancelable sublease at our corporate offices. These offsetting payments aggregate to approximately $5.9 million through August 2013. The Company remains secondarily liable under this sublease in the event that the sub-lessee defaults under the sublease terms. We do not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreement.

(d)	We entered into a guarantee agreement related to our mortgage on the Sheraton Columbia for prompt completion and payment of required improvements to the property. For further information, see Note 14, “Commitments and Contingencies,” to our consolidated financial statements. We expect to fund this obligation with cash flows from operations.

We also have the following commitments and off-balance sheet arrangements currently outstanding:

•	Management Agreement Commitments — Under the provisions of management agreements with certain hotel owners, we have outstanding commitments to provide an aggregate of $3.0 million to these hotel owners in the form of advances or loans, if requested. As the timing of these future investments or working capital loans to hotel owners is currently unknown as they are at the hotel owner’s discretion, they are not included in the above table.

•	Letters of Credit — As of March 1, 2009, we have a $1.0 million letter of credit outstanding in favor of our property insurance carrier. We are required by the property insurance carrier to deliver the letter of credit to cover their losses in the event we default on payments to the carrier. Accordingly, the issuing bank has required us to restrict a portion of our cash equal to the amount of the letter of credit, which is presented as restricted cash on our consolidated balance sheet. The letter of credit expires on April 4, 2009. We also have letters of credit outstanding in the amounts of $0.6 million and $1.0 million in favor of insurance carriers that issue surety bonds on behalf of the properties we manage which expire on June 2, 2009 and November 20, 2009, respectively. We are required by the insurance carriers to deliver these letters of credit to cover their risk in the event the properties default on their required payments related to the surety bonds.

•	Equity Investment Funding — In connection with our equity investments in hotel real estate, we are partners or members of various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. Generally, in the event that we do not make required capital contributions, our ownership interest will be diluted, dollar for dollar, equal to any amounts funded on our behalf by our partner(s). To the extent that any of these partnerships become unable to pay its obligations of the joint venture, those obligations would become obligations of the general partners. We currently have no commitments outstanding for equity investment funding. We are not the sole general partner or managing member for any of the joint ventures. All of the debt of our joint ventures is non-recourse to us, other than for customary non-recourse carveout provisions, and we do not guarantee the debt or other obligations of any of our joint ventures. In connection with one of our development joint ventures, we have agreed to fund a portion equal to our equity of any development and construction cost overruns up to 110 percent of the approved capital spending plan for each hotel developed and constructed by our joint venture, IHR Greenbuck Hotel Venture, LLC, should such an overrun occur. To the extent there are cost overruns on any additional project, our maximum commitment to fund these overruns is $0.6 million. As of December 31, 2008, our joint venture had completed construction on two properties and the contingency related to one of those properties has been removed while the contingency related to the second property is expected to be removed in early 2009. We do not currently have any new properties being developed that are covered by this guarantee.

•	Insurance Matters — As part of our management services to hotel owners, we generally obtain casualty (workers compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of December 31, 2008, 30 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we will be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on currently available information, we believe the ultimate resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information, we had determined that the amount was probable and estimable and therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed, we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we were owed refunds on the premiums paid. The amount of our receivable exceeded the dividend amounts claimed by the prior carrier. We had reserved the amount of the excess given the financial condition of the carrier. We believed that we held the legal right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly, there was no effect on the statement of operations in 2006 or 2007. In October 2008, we paid our prior carrier approximately $0.4 million in settlement of all matters, except for covered claims described in the preceding paragraph. Simultaneous with this payment, we obtained a written release related to all amounts owed to us or owed by us to the prior carrier. Accordingly, we have written off in the fourth quarter the offsetting amounts related to the dividends claimed by the prior carrier and the premium refunds owed to us.

•	Sunstone Liabilities — We purchased Sunstone on October 26, 2004. As part of the purchase we assumed the liabilities of that company which included certain employee related liabilities such as workers’ compensation and liabilities under a defined benefit pension plan. We are indemnified by Sunstone REIT for these liabilities. We recorded the liabilities for workers’ compensation and the pension plan on our balance sheet and recorded a receivable for the same amount from the owner, Sunstone REIT, at the time of the purchase. To the extent Sunstone REIT would be unable to reimburse us for these liabilities, we would be primarily liable.

•	Property Improvement Plans — In connection with our wholly-owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of December 31, 2008, we had ongoing renovation and property improvement projects with remaining expected costs to complete of approximately $6.8 million, of which approximately $4.3 million is directly attributable to the comprehensive renovation program for the Sheraton Columbia.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Annual Report on Form 10-K and the information incorporated by reference herein, we make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, net income and cash flow. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “believe,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook” and other similar terms and phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that are not yet determinable and could cause actual results to differ materially from those expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K and the documents incorporated by reference herein. In addition to the risks related to our business, the factors that may cause actual results to differ materially from those described in the forward-looking statements include, among others, the following:

•	there could be substantial doubt about our ability to continue as a going concern as a result of our potential non-compliance of certain debt covenants under our senior secured credit facility agreement;

•	economic conditions generally and the real estate market specifically;

•	the effects of the U.S. and global economic slowdown and government fiscal policy on the personal wealth and disposable income of our potential guests, which may cause them to reduce travel expenses or seek alternatives to our hotels;

•	reductions in business travel expenditures as a result of the U.S. and global economic slowdown and as a result of changes in business travel practices at various companies, including financial institutions;

•	our ability to successfully manage our cash and liquidity resources as we continue to execute our business strategy;

•	the impact of war, actual or threatened terrorist activity and heightened travel security measures instituted in response to war;

•	international, national and regional geo-political conditions;

•	travelers’ fears of exposure to contagious diseases, such as Avian Flu and Severe Acute Respiratory Syndrome (SARS);

•	the success of our capital improvement and renovation projects;

•	uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements;

•	demand for, and costs associated with, real estate development and hotel rooms, market conditions affecting the real estate industry, seasonality of resort and hotel revenues and fluctuations in operating results;

•	changes in laws and regulations applicable to us, including federal, state or local hotel, resort, restaurant or land use regulations, employment, labor or disability laws and regulations and laws governing the taxation of real estate investment trusts;

•	the occurrence of natural disasters, such as earthquakes, tsunamis and hurricanes;

•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;

•	the availability and cost of capital for growth;

•	litigation involving antitrust, consumer and other issues;

•	loss of any executive officer or failure to hire and retain highly qualified employees; and

•	other factors discussed under the heading “Risk Factors” and in other filings with the Securities and Exchange Commission.

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

Interest Rate Risk
Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2008, all of our debt is at variable rates based on current LIBOR rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Financial Position — Long-Term Debt” for more information regarding our long-term debt. In an effort to manage interest rate risk covering our outstanding debt, we have entered into interest rate cap agreements and an interest rate collar agreement that are designed to provide an economic hedge against the potential effect of future interest fluctuations.

In October 2006, we entered into a $24.7 million three-year interest rate cap agreement in conjunction with our mortgage loan associated with the purchase of the Hilton Arlington. The interest rate agreement caps the 30-day LIBOR at 7.25 percent and is scheduled to mature on November 19, 2009. In February 2007, we entered into a $32.8 million three-year interest rate cap agreement in conjunction with our mortgage loan associated with the purchase of the Hilton Houston Westchase. The agreement caps the 30-day LIBOR at 7.25 percent and is scheduled to mature on February 9, 2010. In April 2008, we entered into a $25.0 million five-year interest rate cap agreement in conjunction with our mortgage loan associated with the Sheraton Columbia. The agreement caps the three-month LIBOR at 6.00 percent and is scheduled to mature on May 1, 2013. At December 31, 2008, the total fair value of these interest rate cap agreements was approximately a $0.1 million asset on our consolidated balance sheet. The change in fair value for these interest rate cap agreements is recognized in the consolidated statement of operations.

In January 2008, we entered into an interest rate collar agreement for a notional amount of $110.0 million to hedge against the potential effect of future interest rate fluctuation underlying our Credit Facility. The interest rate collar consists of an interest rate cap at 4.0 percent and an interest rate floor at 2.47 percent on the 30-day LIBOR rate. We are to receive the effective difference of the cap rate and the 30-day LIBOR rate, should the LIBOR rate exceed the cap rate. Should the 30-day LIBOR rate fall to a level below the stated floor rate, we are to pay the effective difference. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010. At the time of inception, we designated the interest rate collar to be a cash flow hedge. The effective portion of the change in fair value of the interest rate collar is recorded as other comprehensive income. Ineffectiveness is recorded through earnings. At December 31, 2008, the interest rate collar had a fair value of $(1.9) million. The amount of ineffectiveness was inconsequential.

We review quarterly our exposure to counterparty risk related to our interest rate cap and interest rate collar agreements. Based on the credit worthiness of our counterparties, we believe our counterparties will be able to perform their obligations under these agreements.

The 30-day LIBOR rate, upon which our debt and interest rate cap and collar agreements are based, decreased from 4.6 percent per annum as of December 31, 2007, to 0.44 percent per annum as of December 31, 2008. At December 31, 2008, we had $244.3 million of outstanding debt that was variable rate. Based upon this amount of variable rate debt and giving effect to our interest rate hedging activities, a 1.0 percent change in the 30-day LIBOR rate would have changed our interest expense by approximately $2.3 million, $1.5 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Exchange Rate Risk
Our international operations are subject to foreign exchange rate fluctuations. To date, our foreign currency exposure related to our management and incentive fees from six managed properties in Russia, which are denominated and paid in Rubles. These hotels accounted for $12.7 million, or 21.5 percent, of total management fees in 2008. In 2008, the exchange rate of Russian Rubles to one U.S. Dollar has ranged from a high of 29.6 to a low of 23.1 and averaged 24.9. For the period January 1, 2009 to March 1, 2009, the exchange rate has ranged from a high of 36.5 to a low of 28.5 and averaged 33.7. A 10.0 percent fluctuation in the exchange rate of Russian Rubles to one U.S. Dollar would cause approximately a 2.1 percent change in total management fees. Furthermore, incentive fees on two of our managed properties in Russia are based on those properties achieving certain operating thresholds denominated in U.S. Dollar. Significant fluctuations in the U.S. Dollar to Russian Ruble exchange rate may materially impact our ability to meet these thresholds and earn incentive fees in the future from these properties.

We have not entered into any currency contracts or other derivative financial instruments. We continue to monitor and evaluate our current and future exposure to foreign currency fluctuation and risk in determining future derivative arrangements. We derived approximately 8.1 percent, 8.6 percent and 7.4 percent of our total revenues, excluding reimbursed expenses, from services performed outside of the United States for the years ended December 31, 2008, 2007 and 2006, respectively. Our foreign currency translation (losses) gains of $(0.3) million, $0.1 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, are included in other comprehensive income (loss).

ITEM 8.	FINANCIAL STATEMENTS

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

INTERSTATE HOTELS & RESORTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interstate Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Interstate Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III as listed in the index at item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 8 to the consolidated financial statements, the Company may violate certain covenants included in its credit facility loan arrangement. Violation of one or more covenants would place the Company in default under this loan arrangement. The lenders would then have the right to demand immediate repayment of all outstanding amounts. Uncertainty exists as to whether the Company has the ability to generate sufficient liquidity to repay the outstanding amounts if such an immediate demand for repayment was made. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Notes 2 and 8. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interstate Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interstate Hotels & Resorts, Inc.:

We have audited Interstate Hotels & Resorts, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Interstate Hotels & Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interstate Hotels & Resorts, Inc. and subsidiaries as of December 31, 2008 and 2007, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 31, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
March 31, 2009

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$22,924	$9,775
Restricted cash	7,174	7,090
Accounts receivable, net of allowance for doubtful accounts of $1,432 and $516, respectively	27,775	27,989
Due from related parties, net of allowance for doubtful accounts of $1,465 and $1,465, respectively	3,688	1,822
Deferred income taxes	2,990	3,796
Prepaid expenses and other current assets	3,514	5,101

Total current assets	68,065	55,573
Marketable securities	1,676	1,905
Property and equipment, net	282,050	278,098
Investments in unconsolidated entities	41,625	27,631
Notes receivable, net	4,254	4,976
Deferred income taxes	9,750	18,247
Goodwill	66,046	66,599
Intangible assets, net	16,353	17,849

Total assets	$489,819	$470,878

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,491	$2,597
Accrued expenses	69,492	64,952
Current portion of long-term debt	161,758	863

Total current liabilities	233,741	68,412
Deferred compensation	1,649	1,831
Long-term debt	82,525	210,800

Total liabilities	317,915	281,043
Minority interests (redemption value of $36 and $200 at December 31, 2008 and 2007, respectively)	282	329
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 31,859,986 and 31,843,186 shares issued and outstanding, respectively, at December 31, 2008; 31,718,817 and 31,702,017 issued and outstanding, respectively, at December 31, 2007	319	317
Treasury stock	(69)	(69)
Paid-in capital	197,302	195,729
Accumulated other comprehensive loss	(1,523)	(87)
Accumulated deficit	(24,407)	(6,384)

Total stockholders’ equity	171,622	189,506

Total liabilities, minority interests and stockholders’ equity	$489,819	$470,878

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenue:
Lodging	$94,072	$74,198	$27,927
Management fees	52,415	59,960	61,972
Management fees-related parties	6,906	3,752	13,333
Termination fees	6,896	8,597	19,764
Termination fees-related parties	—	—	6,117
Other	6,830	8,464	10,646
Other-related parties	3,061	1,062	922

	170,180	156,033	140,681
Other revenue from managed properties	609,273	644,098	834,484

Total revenue	779,453	800,131	975,165
Expenses:
Lodging	67,286	52,281	20,768
Administrative and general	61,910	65,937	59,327
Depreciation and amortization	18,322	14,475	6,721
Asset impairments and write-offs	12,537	11,127	13,214

	160,055	143,820	100,030
Other expenses from managed properties	609,273	644,098	834,484

Total operating expenses	769,328	787,918	934,514

OPERATING INCOME	10,125	12,213	40,651
Interest income	958	2,153	2,020
Interest expense	(14,443)	(13,783)	(8,481)
Equity in (losses) earnings of unconsolidated entities	(2,411)	2,381	9,858
Gain on sale of investments and extinguishment of debt	—	—	162

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(5,771)	2,964	44,210
Income tax expense	(12,281)	(435)	(17,271)
Minority interest benefit (expense)	29	(65)	(223)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(18,023)	2,464	26,716
Income from discontinued operations, net of tax	—	20,364	3,063

NET (LOSS) INCOME	$(18,023)	$22,828	$29,779

BASIC (LOSS) EARNINGS PER SHARE:
Continuing operations	$(0.57)	$0.08	$0.86
Discontinued operations	—	0.64	0.10

Basic (loss) earnings per share	$(0.57)	$0.72	$0.96

DILUTED (LOSS) EARNINGS PER SHARE:
Continuing operations	$(0.57)	$0.08	$0.85
Discontinued operations	—	0.63	0.09

Diluted (loss) earnings per share	$(0.57)	$0.71	$0.94

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
				Accumulated	Other
	Common	Treasury	Paid-in-	(Deficit)	Comprehensive
	Stock	Stock	Capital	Income	(Loss) Income	Total

Balance at December 31, 2005	$306	$(69)	$189,330	$(58,991)	$64	$130,640
Options exercised, including tax benefit	7	—	3,881	—	—	3,888
Options expense	—	—	91	—	—	91
Restricted stock award transactions, net	1	—	394	—	—	395
Conversion of operating partnership units	2	—	764	—	—	766
Net income	—	—	—	29,779	—	29,779
Other comprehensive income, net of tax	—	—	—	—	1,137	1,137

Balance at December 31, 2006	$316	$(69)	$194,460	$(29,212)	$1,201	$166,696

Options exercised, including tax benefit	—	—	189	—	—	189
Options expense	—	—	132	—	—	132
Restricted stock award transactions, net	1	—	696	—	—	697
Conversion of operating partnership units	—	—	252	—	—	252
Net income	—	—	—	22,828	—	22,828
Reclassification adjustment for discontinued operations included in net income	—	—	—	—	(1,224)	(1,224)
Other comprehensive loss, net of tax	—	—	—	—	(64)	(64)

Balance at December 31, 2007	$317	$(69)	$195,729	$(6,384)	$(87)	$189,506

Options expense	—	—	64	—	—	64
Restricted stock award transactions, net	2	—	1,491	—	—	1,493
Conversion of operating partnership units	—	—	18	—	—	18
Net loss	—	—	—	(18,023)	—	(18,023)
Other comprehensive loss, net of tax	—	—	—	—	(1,436)	(1,436)

Balance at December 31, 2008	$319	$(69)	$197,302	$(24,407)	$(1,523)	$171,622

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net (loss) income	$(18,023)	$22,828	$29,779
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	18,322	14,475	6,721
Amortization of deferred financing fees	1,309	1,725	777
Amortization of key money management contracts	1,147	709	31
Stock compensation expense	1,812	1,160	990
Discount on notes receivable	(308)	896	—
Bad debt expense	1,759	3,100	616
Asset impairments and write-offs	12,537	11,127	13,214
Equity in losses (earnings) of unconsolidated entities	2,411	(2,381)	(9,858)
Gain on sale of investment and forgiveness of debt	—	—	162
Operating distributions from unconsolidated entities	1,598	389	350
Minority interest	(29)	65	223
Deferred income taxes	10,823	(1,960)	13,672
Excess tax benefits from share-based payment arrangements	—	(104)	(919)
Discontinued operations:
Depreciation and amortization	—	—	1,533
Gain on sale	—	(20,541)	—
Changes in assets and liabilities:
Accounts receivable and due from related parties	(655)	2,357	4,221
Prepaid expenses and other current assets	190	(517)	(353)
Notes receivable related to termination and incentive fees	(649)	—	—
Accounts payable and accrued expenses	516	(2,898)	5,989
Changes in assets and liabilities held for sale	—	93	—
Other changes in asset and liability accounts	(462)	(204)	754

Cash provided by operating activities	32,298	30,319	67,902

INVESTING ACTIVITIES:
Proceeds from the sale of discontinued operations	959	36,417	—
Change in restricted cash	(84)	(605)	(3,276)
Proceeds from the sale of investments	1,397	—	—
Acquisition of hotels	—	(176,262)	(51,551)
Purchases related to discontinued operations	—	(68)	(2,055)
Purchases of property and equipment	(31,145)	(9,874)	(5,871)
Additions to intangible assets	(4,295)	(2,560)	(1,964)
Contributions to unconsolidated entities	(20,379)	(17,056)	(16,549)
Distributions from unconsolidated entities	1,909	3,626	21,724
Change in notes receivable	415	(2,421)	596

Cash used in investing activities	(51,223)	(168,803)	(58,946)

FINANCING ACTIVITIES:
Proceeds from borrowings	62,071	196,826	33,700
Repayments of borrowings	(29,450)	(69,389)	(34,526)
Proceeds from issuance of common stock	2	190	2,969
Excess tax benefits from share-based payment arrangements	—	104	919
Financing fees paid	(630)	(3,317)	—

Cash provided by financing activities	31,993	124,414	3,062

Effect of exchange rate changes on cash	81	(144)	314

Net increase (decrease) in cash and cash equivalents	13,149	(14,214)	12,332
CASH AND CASH EQUIVALENTS, beginning of period	9,775	23,989	11,657

CASH AND CASH EQUIVALENTS, end of period	$22,924	$9,775	$23,989

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$12,691	$11,891	$7,718
Income taxes	$437	$3,111	$4,219

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

Our hotel ownership segment includes our wholly-owned hotels and our minority interest investments in hotel properties through unconsolidated entities. Hotel ownership allows us to participate in operations and potential asset appreciation of the hotel properties. As of December 31, 2008, we wholly-owned and managed seven hotels with 2,051 rooms and held non-controlling equity interests in 18 joint ventures, which owned or held ownership interests in 50 of our managed properties. We manage all of the properties within our hotel ownership segment.

We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets to third-parties. Our portfolio is diversified by location/market, franchise and brand affiliations, and ownership group(s). The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications, and centralized accounting. As of December 31, 2008, we and our affiliates managed 226 hotel properties with 46,448 rooms and six ancillary service centers (which consist of a convention center, a spa facility, two restaurants and two laundry centers), in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland.

A third reportable operating segment, corporate housing, was disposed of on January 26, 2007 with the sale of BridgeStreet Corporate Housing Worldwide, Inc. and its affiliated subsidiaries, which we refer to as “BridgeStreet.” The operations of BridgeStreet are presented as discontinued operations in our consolidated statement of operations and cash flows for all periods presented.

Our subsidiary operating partnership, Interstate Operating Company, L.P, indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. Certain independent third-parties and we are limited partners of the partnership. The interests of those third-parties are reflected in minority interests on our consolidated balance sheet. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We own more than 99 percent of Interstate Operating Company, L.P.

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

If the entity does not meet the definition of a VIE, we evaluate our voting interest and other indicators of control. We consolidate entities when we own over 50 percent of the voting shares of a company or the majority of the general partner interest of a partnership, assuming the absence of other factors determining control. Other control factors we consider include the ability of minority owners to participate in or block management decisions. Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” (“EITF 04-05”) addresses the issue of what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with U.S. GAAP. We are not the sole general partner in any of our joint ventures, nor are we the controlling general partner for the one joint venture which involves multiple general partners. We are not the primary beneficiary or controlling investor in any of these joint ventures, however, if we exert significant influence as the manager of the underlying assets, we account for these interests using the equity method of accounting.

We own 100 percent of seven hotel properties, the operations of which are consolidated in our financial statements. We eliminate all intercompany balances and transactions.

We have reclassified certain immaterial amounts in the prior years’ consolidated statement of operations within operating expenses to conform to the current year presentation. These reclassifications had no effect on previously reported net income or retained earnings.

Going Concern
A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. There is uncertainty with respect to our projected compliance during 2009 with certain debt covenants in our senior secured credit facility (as amended from time to time, which we refer to as the “Credit Facility”). While we have prepared our consolidated financial statements on a going concern basis, if we are unable to obtain continued waivers for these covenants or successfully amend the terms of the Credit Facility, our ability to continue as a going concern may be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated financial statements included in this Annual Report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt refinancing activities.

On March 12, 2009, our common stock was suspended from trading on the New York Stock Exchange (“NYSE”) and we face potential delisting by NYSE Regulation, Inc., pending an appeal scheduled on June 1, 2009, because we have failed to meet the continued listing standard regarding average global market capitalization over a consecutive 30 trading-day period of not less than $15 million. Our Credit Facility includes a debt covenant requiring continued listing on the NYSE. Additionally, there is uncertainty as to whether we will meet one of the financial debt covenants regarding our total leverage ratio for our fourth quarter 2009 calculation period given the extremely challenging economic and operating environment which is depressing our current and projected operating results.

With the potential of these covenant violations through December 31, 2009 and in the absence of information to support our ability to comply with these debt covenants, such as covenant waivers through December 31, 2009 or an amendment revising the covenants, substantial doubt exists about our ability to continue as a going concern and our independent registered public accounting firm, KPMG LLP, has included an explanatory paragraph to describe this material uncertainty in their auditors report on our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K. Furthermore, our Credit Facility also contains a covenant that requires us to receive an audit report without qualification as to the scope or any other material qualification or exception.

Because we have limited solutions available under the appeal process with the NYSE and the lenders of our Credit Facility may have the right to declare the outstanding debt under the Credit Facility immediately due and payable after the expiration of any applicable notice and/or cure period, we have asked for and received a waiver through June 30, 2009 for the NYSE listing covenant and the covenant relating to the audit report. If there are instances of non-compliance beyond the term of the existing waiver, the lenders have the right to declare an event of default and accelerate repayment of the outstanding debt under the Credit Facility. Additionally in March 2009, Moody’s Investor Services downgraded us from a “B2” rating to a “Caa1” rating and Standard & Poor’s Ratings Services downgraded us from a “B” rating to a “CCC+” rating.

We have already begun discussions with our lenders to amend the terms of our Credit Facility, including extending the maturity date and adjusting the above mentioned covenants such that we can reasonably expect to achieve the covenant thresholds based on our current and projected operating results. However, we can provide no assurances that the existing waiver will be continued, that any of the aforementioned amendments can be obtained, or that the terms under which such continued waivers or amendments obtained would be satisfactory to us. Should our lenders and/or other counterparties demand immediate repayment of all of our obligations upon default, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Code.

During this amendment process and in the absence of an acceleration of the maturity of our Credit Facility, we believe we will have sufficient liquidity from cash on hand and cash from operations to fund our operating needs in 2009. We have undertaken efforts to minimize our cash outflows which included eliminating corporate positions, reducing pay for senior management, placing a freeze on merit increases for all corporate employees, suspending the company match for 401(K) and non-qualified deferred compensation plans for 2009, restructuring the corporate bonus plan, reducing the annual fee and eliminating restricted stock grants during 2009 for the company’s board of directors, and reducing all other corporate expenses, including advertising, travel, training, and employee relations expenses. We will continue to seek additional measures to further reduce our cash outflows and any excess cash generated from operations in 2009 will be used to pay down the debt to the extent possible. Other options that we are evaluating to enhance our cash position include selling one or more of our wholly-owned hotels.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Estimates are used in accounting for, among other things, the valuation of accounts and notes receivable, the impairment of long-lived assets and other than temporary declines in the value of our joint venture investments, the impairment of goodwill and intangible assets, useful lives for depreciation and amortization, the assumptions used in our self-insurance programs, and the assumptions used in the calculation of income taxes, specifically, the valuation allowance for our deferred tax assets. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, industry data and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-Term Investments
Our captive insurance subsidiary held short-term liquid investments of $1.4 million as of December 31, 2007. We classified all short-term investments as available-for-sale and the value of unrealized gains and losses on these securities were reported as accumulated other comprehensive income, a separate component of stockholders’ equity. The average underlying maturities of these investments ranged from six months to three years. Despite the long-term nature of the securities stated contractual maturities, these funds could have been readily liquidated within a short period of time and therefore, were classified as short-term and included within prepaid expenses and other current assets.

In May 2008, our captive insurance subsidiary liquidated all of its short-term investments. We held no short term investments as of December 31, 2008.

Restricted Cash
Restricted cash primarily consists of cash reserves statutorily required to be held by our captive insurance subsidiary for insurance we provide to certain of our managed hotels; escrows required related to property improvement plans at wholly-owned hotels; and working capital from our owners to purchase goods for renovation projects that our purchasing subsidiary oversees.

Allowance for Doubtful Accounts Receivable
We provide an allowance for doubtful accounts when we determine it is more likely than not a specific accounts receivable will not be collected and provide a general reserve for the population of our accounts that we believe may become uncollectible based on current business conditions. Our allowance for doubtful accounts was $2.9 million and $2.0 million as of December 31, 2008 and 2007, respectively.

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

In May 2006, an affiliate of The Blackstone Group (“Blackstone”) acquired MeriStar Hospitality Corporation (“MeriStar”). MeriStar had previously been considered a related party, as our Chairman of the Board, Paul Whetsell, was also the CEO of MeriStar. Mr. Whetsell did not become part of the Blackstone management team, and we therefore do not consider Blackstone to be a related party. As such, the line items “due from related parties” on our consolidated balance sheet and “management fees — related parties”, “termination fees — related parties” and “other — related parties” on our consolidated statement of operations do not include any amounts associated with Blackstone as of and for the years ended December 31, 2008 and 2007 and for the period from May 2, 2006 through December 31, 2006, although fees received from MeriStar for the period from January 1, 2006 through May 2, 2006 continue to be included in “management fees — related parties.” See Note 12, “Related-Party Transactions” for further information on these related party transactions.

Our managed properties for which we also hold a joint venture ownership interest are included within “due from related parties” on our consolidated balance sheet and “management fees — related parties” and “other — related parties” on our consolidated statement of operations for all periods presented. See Note 3, “Investments in Unconsolidated Entities” for further information on these related party amounts.

Marketable Securities
We provide the benefit of a non-qualified deferred compensation plan for certain employees, allowing them to make deferrals upon which we will match up to certain thresholds defined in the plan. The investments in the plan, which consist primarily of mutual funds, are classified as available for sale. They are recorded at fair value with corresponding unrealized gains or losses serving to increase or decrease the corresponding deferred compensation obligation, which is paid to the employees when they terminate employment with us or reach the required age for distribution. Other marketable securities are recorded at fair value with corresponding unrealized gains or losses reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity.

Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives. Costs directly related to an acquisition are capitalized in accordance with SFAS 141, “Business Combinations”. All internal costs related to the pursuit of an acquisition are expensed as incurred. All third-party costs capitalized in connection with the pursuit of an unsuccessful acquisition are expensed at the time the pursuit is abandoned. Repairs and maintenance costs that do not improve service potential or extend economic life are expensed as incurred.

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

Whenever events or changes in circumstances indicate that the carrying values of property and equipment may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to estimated fair value and an impairment loss is recognized. When property and equipment are sold or disposed, the cost and related accumulated depreciation is written off and any gain or loss is recognized.

Investments in Unconsolidated Entities
We account for the majority of our joint venture investments in limited partnerships and limited liability companies using the equity method of accounting when we own more than a minimal investment. At December 31, 2008, our ownership interest in these joint ventures ranged from 5% to 50%. We currently employ the cost method on four of our investments. We periodically assess the recoverability of our equity method and cost method investments. If an identified event or change in circumstances requires an impairment evaluation, we assess the fair value based on accepted valuation methodologies, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. If an investment is considered to be impaired and the decline is other than temporary, we will recognize an impairment of the investment to its fair value. Cash distributions from investments in unconsolidated entities are presented as an operating activity on our statement of cash flows when it is a return on investment and as an investing activity on our statement of cash flows when it is a return of investment. See Note 3, “Investments in Unconsolidated Entities” for additional information on our equity and cost investments.

Notes Receivable
We have notes receivable, which are generally issued in connection with obtaining a management contract or in connection with termination or incentive fees due to us based on terms of existing management contracts, from various hotel owners. We assess the collectability of these notes receivable on a periodic basis or when circumstances warrant. As of December 31, 2008, we believe the net balance of our notes receivable is collectible. See Note 19, “Notes Receivable” for additional information.

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

Intangible Assets
Our intangible assets consist of costs incurred to obtain management contracts, franchise agreements, and deferred financing fees. The cost of intangible assets is amortized to reflect the pattern of economic benefits consumed, principally on a straight-line basis over the estimated periods benefited. Management contract and franchise agreement costs are amortized over the life of the related management contract or franchise agreement, unless circumstances indicate that the useful life is a shorter period. We currently amortize these costs over periods ranging from one to 20 years. Deferred financing fees consist of costs incurred in connection with obtaining various loans and are amortized to interest expense over the life of the underlying loan using a method which approximates the effective interest method.

Costs incurred to obtain a management contracts may include cash payments made to owners to incentivize them to enter into new management contracts in the form of a notes receivable which is forgiven over the life of the contract. These arrangements are referred to as key money loans and they are amortized against management fee revenue over the life of the management contract using the straight-line method.

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

Assets/Liabilities Held for Sale and Discontinued Operations
Assets and liabilities are classified as held for sale when they meet the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We believe this criteria includes reclassifying an asset or business segment as held for sale when purchase agreements are executed, the buyer has a significant deposit at risk, no financing contingencies exist and the sale will be completed within one year.

We present the results of operations of an entity as discontinued operations when the operations and cash flows of the entity have been, or will be, eliminated from our ongoing operations and the entity will not have any significant continuing involvement in our operations.

Revenue Recognition
We earn revenue from our wholly-owned hotels and hotel management and related sources. We recognize revenue from our wholly-owned hotels from rooms, food and beverage, and other operating departments as earned at the close of each business day. In addition, we collect sales, occupancy and other similar taxes at our wholly-owned hotels that we remit to the taxing authority, which we present on a net basis (excluded from revenue) on our statement of operations. Our hotel management segment earns fees from base and incentive management fees, termination fees, receivables from third-party owners of hotel properties and fees for other related services we provide, primarily centralized accounting and purchasing. We recognize base fees and fees for other services as revenue when earned in accordance with the individual management contracts. Base management fees are calculated based on a percentage of the total revenue at the property. We record incentive fees in the period in which they are earned. As most of our contracts have annual incentive fee targets, we typically record incentive fees on these contracts in the last month of the annual contract period when all contingencies have been met.

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

Other Revenue and Other Expenses From Managed Properties
These amounts represent expenses incurred in managing the hotel properties for which we are contractually reimbursed by the hotel owner and generally include salary and employee benefits for our employees working in the properties and certain other costs.

Contingencies
We are involved in various legal proceedings and tax matters. Due to their nature, such legal proceedings and tax matters involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. We assess the probability of loss for such contingencies and accrue a liability and/or disclose the relevant circumstances, as appropriate. See Note 14, “Commitments and Contingencies” for additional information.

Accounting for Income Taxes
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of applying the provisions of FIN 48 are reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. See Note 17, “Income Taxes” for additional information.

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

Derivative Instruments
We have entered into three interest rate cap and one interest rate collar agreements, which are considered derivative instruments, in order to manage our interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on our earnings and cash flows. We record these agreements at fair value as either assets or liabilities. Amounts paid or received under these agreements are recognized over the life of the agreements as adjustments to interest expense. If the requirements for hedge accounting are met, gains and losses from changes in the fair value of the agreements are recorded as a component of accumulated other comprehensive (loss) income, net of tax. Otherwise, we recognize changes in the fair value of the agreements in the consolidated statement of operations. We do not enter into derivative financial instruments for trading or speculative purposes and monitor the financial stability and credit standing of our counterparties.

Fair Value Measurement
Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under SFAS 157 are:

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

Unrestricted rebates are refunded back to the properties or applied towards training programs for the properties. We account for marketing and sponsorship allowances as adjustments of the prices of the vendors’ products and services. Vendor rebates received for unrestricted and marketing allowances are recorded as accrued expenses on our consolidated balance sheets until utilized for hotel level programs.

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

In December 2007, FASB Statement No. 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R revises SFAS 141, “Business Combinations” (“SFAS 141”), but it retains a number of fundamental requirements of SFAS 141. SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R, will be applied prospectively to business combinations for which the acquisition dates are after January 1, 2009.

In February 2008, the FASB issued FSP SFAS 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have not yet conclusively determined the impact that the implementation of SFAS 157 will have on our non-financial assets and liabilities; however we do not anticipate it to significantly impact our consolidated financial statements.

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

3.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

Our investments in and advances to unconsolidated entities consist of the following (in thousands, except number of hotels):

	Number	Our Equity	December 31,	December 31,
Equity Method Investments	of Hotels	Participation	2008	2007

Amitel Holdings joint venture	6	15.0%	$4,291	$4,065
Budget Portfolio Properties, LLC	22	10.0%	1,370	250
Cameron S-Sixteen Broadway, LLC	1	15.7%	844	1,002
Cameron S-Sixteen Hospitality, LLC	1	10.9%	188	399
CNL/IHC Partners, L.P.	3	15.0%	3,047	2,825
Cross Keys Hotel Partners, LLC	1	15.0%	—	557
Harte IHR joint venture	4	20.0%	10,933	2,356
IHR Greenbuck joint venture	2	15.0%	2,170	2,038
IHR Invest Hospitality Holdings, LLC	2	15.0%	3,647	4,372
IHR/Steadfast Hospitality Management, LLC(1)	—	50.0%	719	649
MPVF IHR Lexington, LLC	1	5.0%	992	—
Steadfast Mexico, LLC	3	10.3%	1,676	6,133
Other equity method investments	3	various	59	119

Total equity method investments	49		29,936	24,765

Cost Method Investments
Duet Fund(2)	—	—	6,251	—
JHM Interstate Hotels India Ltd(1)	—	50.0%	500	—
RQB Resort/Development Investors, LLC	1	10.0%	2,512	1,378
Other cost method investments	—	—	2,426	1,488

Total cost method investments			11,689	2,866

Total investments in unconsolidated entities	50		$41,625	$27,631

(1)	Hotel number is not listed as this joint venture owns a management company.

(2)	Hotel number is not listed as this fund is in the process of developing hotels.

In February 2008, we invested $11.6 million to acquire a 20.0 percent equity interest in a joint venture with Barry Harte Holdings Ltd. (“Harte”) of Cork, Ireland. The joint venture purchased four hotels from affiliates of Blackstone for an aggregate price of $208.7 million. At the time of our investment, we managed three of the properties and had previously managed the fourth. The four properties acquired by this joint venture were the 142-room Latham Hotel in Washington, DC, the 198-room Sheraton Frazer Great Valley in Frazer, Pennsylvania, the 225-room Sheraton Mahwah in Mahwah, New Jersey and the 327-room Hilton Lafayette in Lafayette, Louisiana.

In February 2008, our joint venture, Budget Portfolio Properties, LLC, acquired a portfolio of 22 properties located throughout the Midwest in Illinois, Iowa, Michigan, Minnesota, Wisconsin and Texas. We invested $1.7 million, representing our 10.0 percent equity interest in the portfolio. Upon closing, all 22 properties, representing 2,397 rooms, were converted to various Wyndham Worldwide brands.

In February 2008, True North Tesoro Property Partners, L.P., a joint venture in which we hold a 15.9 percent equity interest, sold the Doral Tesoro Hotel & Golf Club, located near Dallas, Texas. Our portion of the joint venture’s gain on sale of the hotel was approximately $2.4 million before post-closing adjustments and has been recorded as equity in losses from unconsolidated entities on our consolidated statement of operations. We received $1.9 million in proceeds from the sale in 2008 and an additional $0.1 million in January 2009.

In February 2008, we and JHM Hotels, LLC (“JHM”) formed a joint venture management company in which we hold a 50.0 percent ownership interest. The joint venture will seek management opportunities throughout India and signed its first management agreement in April 2008. Management of this hotel will commence in early 2009. We provided to our partner, JHM, $0.5 million and $0.3 million in March 2008 and January 2009, respectively, in the form of convertible notes towards the working capital of the joint venture, both of which are expected to convert to an equity interest in the joint venture in 2009. Simultaneous with the formation of this management company, we and JHM each committed to invest $6.25 million in the private real estate fund, Duet India Hotels (“Duet Fund”), which will seek opportunities to purchase and/or develop hotels throughout India. In February 2008 and June 2008, we contributed $1.6 million and $4.7 million, respectively, to the Duet Fund to fulfill our investment commitment. The Duet Fund will give our management company joint venture the right of first look to manage all hotels that it invests which are not already encumbered by an existing management contract. As of December 31, 2008, the Duet Fund made investments in four development projects throughout India, one of which is expected to commence operations in 2009. Our joint venture management company with JHM expects to manage all four of these properties upon commencement of operations.

In June 2008, the IHR Greenbuck joint venture, in which we hold a 15.0 percent equity interest, opened the first aloft branded hotel in the United States. The aloft brand is a new upscale and select-service Starwood brand. The hotel has 136 rooms and is located in Rancho Cucamonga, California. In September 2008, the joint venture opened its second aloft hotel with 143 rooms in Cool Springs, Tennessee. We manage both newly built hotels.

In July 2008, we formed a joint venture with an affiliate of Madison W Properties, LLC to recapitalize the existing ownership of the 367-room Radisson Plaza Hotel Lexington and adjacent 234,000 square foot class A office building in Lexington, Kentucky. Upon transition, the hotel was renamed and re-branded as the Lexington Downtown Hotel & Conference Center, a Hilton Affiliate Hotel. We have invested $1.0 million for a 5.0 percent equity interest in the joint venture. The hotel is undergoing a comprehensive, $13 million renovation encompassing guest rooms and public spaces.

We had net related party accounts receivable for management fees and reimbursable costs from the hotels owned by unconsolidated entities of $3.6 million and $1.6 million as of December 31, 2008 and 2007, respectively. We earned related party management fees from our unconsolidated entities of $6.8 million, $3.5 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. We earned other revenues, consisting primarily of accounting and purchasing fees and capital project management revenue, from our unconsolidated entities of $3.0 million, $1.0 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006.

The recoverability of the carrying values of our investments in unconsolidated entities is dependent upon the operating results of the underlying hotel assets. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying assets could result in future impairment losses or the inability to recover the carrying value of these interests. We continuously monitor the operating results of the underlying hotel assets for any indicators of other than temporary impairment to our joint venture investments. The debt of all investees is non-recourse to us, other than for customary non-recourse carveout provisions such as environmental conditions, misuse of funds and material misrepresentations, and we do not guarantee any of our investees’ obligations. We are not the primary beneficiary or controlling investor in any of these joint ventures. Where we exert significant influence over the activities of the investee, we account for our interest under the equity method.

We recorded impairment charges of $0.4 million and $3.5 million related to our investments in Cross Keys Hotel Partners, LLC and Steadfast Mexico, LLC, respectively, in the fourth quarter which are included in equity in losses of unconsolidated entities on our statement of operations for the year ended December 31, 2008. In addition, in February 2009, our joint venture partners and us agreed to restructure our equity interest in the Steadfast Mexico, LLC joint venture from 15.00 percent to 10.25 percent.

The combined summarized unaudited financial information of our outstanding unconsolidated entities as of and for the years ended December 31, 2008, 2007 and 2006 are presented below (in thousands):

	December 31,
	2008	2007

Balance Sheet (unaudited):
Current assets	$49,604	$33,663
Noncurrent assets	628,346	292,962
Current liabilities	36,080	25,765
Noncurrent liabilities	475,307	226,665

	Year Ended December 31,
	2008	2007	2006

Results of Operations (unaudited):
Revenue	$201,010	$114,967	$158,508
Operating expenses	141,682	80,037	109,540
Net loss	(16,720)	(1,849)	45,641

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands, except number of hotel properties and hotel rooms):

	December 31,	December 31,
	2008	2007

Land	$29,712	$26,912
Furniture and fixtures	31,996	28,841
Building and improvements	235,616	230,058
Leasehold improvements	6,037	5,695
Computer equipment	4,121	6,686
Software	2,504	12,336

Total	$309,986	$310,528
Less accumulated depreciation	(27,936)	(32,430)

Property and equipment, net	$282,050	$278,098

Wholly-owned hotel properties	7	7
Wholly-owned hotel rooms	2,051	2,045

We acquired the Sheraton Columbia hotel in November 2007 and recorded a preliminary purchase allocation at that time. In early 2008, we received the property appraisal from a third-party hospitality consulting group to finalize the purchase allocation which increased the amount of the land allocation by $2.8 million to $6.5 million and increased furniture and fixtures by $0.8 million to $2.6 million. We reduced our previously recorded value for building and improvements by $3.6 million to $38.9 million. The majority of the increase in property and equipment in 2008 relates to renovations at two of our wholly-owned properties, the Westin Atlanta and the Sheraton Columbia.

The cost and related accumulated depreciation of $20.5 million for fully depreciated property and equipment were written off in 2008, of which $6.7 million, $3.5 million and $10.3 million related to furniture and fixtures, computer equipment, and software, respectively. There was no effect on our consolidated statement of operations.

The total net book value of our wholly-owned hotel asset groups was $276.2 million at December 31, 2008. The sharp contraction in economic activity required that we assess the recoverability of the asset groups during the fourth quarter of 2008. We recorded an impairment charge of $11.0 million on building and improvements associated with the Hilton Arlington hotel as we determined the future undiscounted cash flows associated with this hotel were insufficient to recover its carrying value. The impairment charge reflects the amount by which the carrying value of the hotel exceeds its estimated fair value determined by its estimated future discounted cash flows. The impairment charge is recorded within “asset impairments and write-offs” in our consolidated statement of operations for the year ended December 31, 2008. It is reasonably possible that our determination that the remainder of our asset groups are not impaired could change in the near term should demand at our wholly-owned hotels continue to decrease significantly.

5.	GOODWILL

As part of the purchase accounting for the MeriStar-Interstate merger in 2002, we recorded $82.2 million of goodwill for the hotel management segment. In October, 2004, we purchased Sunstone Hotel Properties (“Sunstone”) of which $4.7 million of the purchase price was allocated to goodwill. In 2006, we decreased goodwill by $13.2 million when we reduced the valuation allowance on our deferred tax assets for net operating losses that existed at the date of our merger with Old Interstate. In 2008 and 2007, we decreased goodwill by $0.6 million and $7.1 million, respectively, when we further reduced the valuation allowance on our deferred tax assets for net operating losses that existed at the date of our merger with Old Interstate. The carrying amount of goodwill was $66.0 million and $66.6 million as of December 31, 2008 and 2007, respectively.

Our goodwill is related to our hotel management segment. We evaluate goodwill annually for impairment during the fourth quarter; however, when circumstances warrant, we will assess the valuation of goodwill more frequently. As of October 31, 2008 and December 31, 2008, the Company’s market capitalization was less then the book value of its equity. We believe the disparity between the book value of our assets over the market value of our business is in large part a consequence of current market conditions, including perceived risks in the debt markets, the lodging industry and the broader economy. While we believe that some of these risks are unique to specific companies, some represent global industry risks. We evaluated the impairment of our goodwill, with the assistance of a third-party valuation firm, as of October 31, 2008 and at December 31, 2008, giving consideration to these risks, and their impact upon the reporting unit’s fair value, and concluded that there was no impairment of goodwill. Our goodwill impairment analysis was based on future cash flows generated by existing hotel management contracts and did not assume projected revenues for anticipated or unsigned contracts. Our cash flow projections are based on our recent and projected operating performance and were based on assumptions made by management, which we believe to be reasonable. Our hotel management segment continues to generate adequate cash flows and is projected to do so over the foreseeable future to support the carrying value of this reporting unit, including goodwill. Given the current market conditions, however, we will continue to monitor the value of our goodwill on a quarterly basis.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	December 31,	December 31,
	2008	2007

Management contracts	$21,955	$21,338
Franchise fees	1,925	1,925
Deferred financing fees	4,295	3,619

Total cost	28,175	26,882
Less accumulated amortization	(11,822)	(9,033)

Intangible assets, net	$16,353	$17,849

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

We incurred scheduled amortization expense on our remaining management contracts and franchise fees of $2.2 million, $4.0 million, and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. We also incurred amortization expense related to deferred financing fees of $1.3 million, $1.7 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. During the first quarter of 2007, $0.5 million of deferred financing fees related to our previous credit facility was amortized in connection with our entrance into a $125.0 million senior secured credit facility (as amended, the “Credit Facility”) and the related payoff of our previous credit facility and subordinated term loan. In connection with the Credit Facility, we recorded $3.0 million of deferred financing fees which is amortized over the term of the Credit Facility. In May 2008, we placed a mortgage on the Sheraton Columbia and capitalized $0.6 million as deferred financing fees. Amortization of deferred financing fees is included in interest expense. See Note 8, “Long-Term Debt,” for additional information related to the Credit Facility.

In the ordinary course of business, we incur acquisition costs related to obtaining management contracts in the form of cash payments made to hotel owners to incentivize them to enter into new management contracts, often referred to in the industry as “key money”. These arrangements are in the form of a note receivable that is forgiven over the term of the management contract. These amounts are capitalized as an intangible asset and amortized against management fee revenue over the life of the management contract using the straight-line method. As of December 31, 2008 and 2007, the unamortized balances were $6.3 million and $4.1 million, respectively.

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

For the year ended December 31, 2008, we recognized management contract impairment charges of $1.5 million, of which $1.4 million related to four properties sold by Blackstone and $0.1 million for the loss of seven other management contracts in 2008. For the year ended December 31, 2007, we recognized impairment charges of $11.1 million for the termination of management contracts, of which $10.6 million was for the sale of twenty-four Blackstone properties and $0.5 million for the sale of eight properties by Sunstone REIT in 2007. For the year ended December 31, 2006, we recognized impairment charges of $13.2 million for the termination of management contracts, of which $8.3 million was for the sale of eighteen properties by MeriStar; $3.9 million for the sale of eight properties by Blackstone; $0.7 million for the sale of fifteen properties by Sunstone REIT; and $0.3 million associated with the loss of eight other management contracts in 2006.

Our estimated amortization expense for the next five years is expected to be as follows (in thousands):

2009	$1,972
2010	1,915
2011	655
2012	490
2013	403

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2008	2007

Salaries and employee related benefits	$28,326	$27,837
Insurance program reserves	10,834	6,127
Other	30,332	30,988

Total	$69,492	$64,952

“Other” consists of legal expenses, sales and use tax accruals, property tax accruals, general and administrative costs of managing our business and various other items. No individual amounts in “Other” represent more than 5 percent of current liabilities.

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2008	2007

Senior credit facility — term loan	$112,988	$114,138
Senior credit facility — revolver loan	48,770	40,000
Mortgage debt	82,525	57,525

Total long-term debt	244,283	211,663
Less current portion	(161,758)	(863)

Long-term debt, net of current portion	$82,525	$210,800

Credit Facility
In March 2007, we closed on a senior secured Credit Facility with various lenders. The Credit Facility consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the Credit Facility, we borrowed $65.0 million under the term loan, using a portion of it to pay off the remaining obligations under our previous credit facility. In May 2007, we amended the Credit Facility to increase the borrowings under our term loan by $50.0 million, resulting in a total of $115.0 million outstanding under the term loan, and increased the availability under our revolving loan to $85.0 million. Under the Credit Facility, we are required to make quarterly payments on the term loan of approximately $0.3 million until its maturity date, along with a commitment fee of 0.50 percent on any unused capacity under our revolving loan. As of December 31, 2008, we had $31.0 million available to us for borrowing under our revolving loan. The Credit Facility matures in March 2010.

Simultaneously with the amendment, we used the additional $50.0 million under the term loan, along with cash on hand, to purchase the 495-room Westin Atlanta Airport in May 2007. In November 2007, we borrowed $40.0 million on the revolving loan, along with cash on hand to purchase the 288-room Sheraton Columbia. See Note 11, “Acquisitions and Dispositions,” for additional information relating to the purchases.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of December 31, 2008, based on those financial tests, borrowings under the term loan and the revolving loan bore interest at the 30-day LIBOR rate plus 275 basis points (a rate of 3.63 percent per annum). We incurred interest expense of $9.4 million, $7.9 million and $5.8 million on the senior credit facilities for the years ended December 31, 2008, 2007 and 2006, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At December 31, 2008, we were in compliance with the loan covenants of the Credit Facility.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. Lehman and its subsidiary, Lehman Commercial Paper Inc. (“Lehman CPI”), are the administrator and one of the lenders under our Credit Facility. Lehman’s remaining commitment under this Credit Facility is 11.6 percent of the unfunded portion of the revolving loan, or approximately $4.2 million as of December 31, 2008. To date, we continue to have access to funding under this Credit Facility with the exception of Lehman’s commitment. It is uncertain whether future funding requests will be honored by Lehman or whether another lender will assume Lehman’s commitment. We believe that any loss of Lehman’s commitment under this Credit Facility will not be material to us and we expect to generate sufficient cash from operations to meet our liquidity needs and execute our business strategy. We are in continuous discussions with Lehman regarding the future administration of our Credit Facility and their outstanding funding commitment.

On March 12, 2009, our common stock was suspended from trading on the NYSE and we face potential delisting by NYSE Regulation, Inc., pending an appeal scheduled on June 1, 2009, because we have failed to meet the continued listing standard regarding average global market capitalization over a consecutive 30 trading-day period of not less than $15 million. Our Credit Facility includes a debt covenant requiring continued listing on the NYSE. Additionally, there is uncertainty as to whether we will meet one of the financial debt covenants regarding our total leverage ratio for our fourth quarter 2009 calculation period given the extremely challenging economic and operating environment which is depressing our current and projected operating results.

We have received a waiver through June 30, 2009 for the NYSE listing covenant and the covenant relating to the audit report. In obtaining this waiver, we have agreed to permanently increase the spread over the 30-day LIBOR rate to 350 bps from 275 bps and reduce the capacity under the revolving loan to $60.3 million from $85.0 million, limit our remaining aggregate borrowing capacity under the revolving loan during the waiver period to $6.0 million, and pay up front waiver fees of 50 bps to consenting lenders. If there are instances of non-compliance beyond the term of the existing waiver, the lenders have the right to declare an event of default and accelerate repayment of the outstanding debt under the Credit Facility. Scheduled principal payments under the Credit Facility are $0.9 million in 2009 and $160.9 million in 2010, however, as a result of the above, we have classified the $161.8 million outstanding under the Credit Facility as of December 31, 2008 as a current liability in our accompanying consolidated balance sheet.

We have already begun discussions with our lenders to amend the terms of our Credit Facility, including extending the maturity date and adjusting the above mentioned covenants such that we can reasonably expect to achieve the covenant thresholds based on our current and projected operating results. However, we can provide no assurances that the existing waiver will be continued, that any of the aforementioned amendments can be obtained, or that the terms under which such continued waivers or amendments obtained would be satisfactory to us.

Mortgage Debt
The following table summarizes our mortgage debt as of December 31, 2008:

	Principal	Maturity	Spread over	Interest Rate as of
	Amount	Date	LIBOR(1)	December 31, 2008

Hilton Arlington	$24.7 million	November 2009	135 bps	2.69%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	2.69%
Sheraton Columbia	$25.0 million	April 2013	200 bps	5.19%

(1)	The interest rate for the Hilton Arlington and Hilton Houston Westchase mortgage debt is based on a 30-day LIBOR, whereas, the interest rate for the Sheraton Columbia mortgage is based on a 90-day LIBOR.

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

In May 2008, we placed a non-recourse mortgage of $25.0 million on the Sheraton Columbia. We are required to make interest-only payments until March 2011. Beginning May 2011, the loan will amortize based on a 25-year period through maturity. The loan bears interest at a rate of LIBOR plus 200 basis points and based on the terms of this mortgage loan, a penalty of 0.5 percent is assessed on any prepayments made during the first year. The net proceeds were used to pay down the revolving loan under our Credit Facility.

Scheduled principal payments under our mortgage debt (assuming we exercise our unilateral right to extend the maturities) are as follows: $0.0 million in 2009; $0.0 million in 2010; $25.4 million in 2011; $33.8 million in 2012; and $23.3 million in 2013. We incurred interest expense related to our mortgage loans of $3.3 million, $4.1 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest Rate Caps
We have entered into three interest rate cap agreements in order to provide an economic hedge against the potential effect of future interest rate fluctuations. The following table summarizes our interest rate cap agreements as of December 31, 2008:

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

At December 31, 2008, the total fair value of these interest rate cap agreements was approximately a $0.1 million asset on our consolidated balance sheet. The interest rate caps are not designed as hedging derivatives under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The change in fair value for these interest rate cap agreements is recognized in our consolidated statement of operations.

Interest Rate Collar
On January 11, 2008, we entered into an interest rate collar agreement for a notional amount of $110.0 million to hedge against the potential effect of future interest rate fluctuations underlying our Credit Facility. The interest rate collar consists of an interest rate cap at 4.0 percent and an interest rate floor at 2.47 percent on the 30-day LIBOR rate. We are to receive the effective difference of the cap rate and the 30-day LIBOR rate, should LIBOR exceed the stated cap rate. If, however, the 30-day LIBOR rate should fall to a level below the stated floor rate, we are to pay the effective difference. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010. At the time of inception, we designated the interest rate collar to be a cash flow hedge. We use the regression method to evaluate hedge effectiveness on a quarterly basis and the effective portion of the change in fair value of the interest rate collar is recorded as other comprehensive income. Ineffectiveness is recorded through earnings. At December 31, 2008, the interest rate collar had a fair value of $1.9 million and is included within “accrued expenses” on our consolidated balance sheet. The amount of ineffectiveness reflected in earnings was inconsequential.

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

Basic and diluted (loss) earnings per common share are as follows (in thousands, except per share amounts):

	Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
			Per Share			Per Share			Per Share
	Loss	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

(Loss) income from continuing operations	$(18,023)	31,802	$(0.57)	$2,464	31,640	$0.08	$26,716	31,105	$0.86
Income from discontinued operations, net of tax	—	—	—	20,364	—	0.64	3,063	—	0.10

Basic net (loss) income	$(18,023)	31,802	$(0.57)	$22,828	31,640	$0.72	$29,779	31,105	$0.96
Assuming exercise of all outstanding employee stock options less shares repurchased at average market price	—	—	—	—	35	—	—	266	(0.01)
Assuming vesting of restricted stock	—	—	—	—	288	(0.01)	—	171	(0.01)

Diluted net (loss) income	$(18,023)	31,802	$(0.57)	$22,828	31,963	$0.71	$29,779	31,542	$0.94

10.	SEGMENT INFORMATION

We are organized into two reportable segments: hotel ownership and hotel management. A third reportable segment, corporate housing, was disposed of on January 26, 2007, with the sale of BridgeStreet and its affiliated subsidiaries. Each segment is managed separately because of its distinctive economic characteristics. Reimbursable expenses, classified as “other revenue from managed properties” and “other expenses from managed properties” on the statement of operations, are not included as part of this segment analysis. These reimbursable expenses are all part of the hotel management segment and net to zero.

Hotel ownership includes our wholly-owned hotels and our minority interest investments in hotel properties through unconsolidated entities. For the hotel ownership segment presentation, we have allocated internal management fee expense of $2.6 million, $2.1 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, to wholly-owned hotels. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Interest expense related to hotel mortgages and other debt drawn specifically to finance the hotels is included in the hotel ownership segment. Our entire debt balance relates to our hotel ownership segment throughout 2007 and 2008.

Hotel management includes the operations related to our managed properties, our purchasing, construction and design subsidiary and our insurance subsidiary. Revenue for this segment consists of “management fees”, “termination fees” and “other” from our consolidated statement of operations. Our insurance subsidiary, as part of the hotel management segment, provides a layer of reinsurance for property, casualty, auto and employment practices liability coverage to our hotel owners. Interest income related to notes receivable issued to certain hotel owners of managed properties is included in the hotel management segment presentation.

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

Due to the sale of our third reportable segment, corporate housing, in January 2007, the operations of this segment are included as part of discontinued operations on the consolidated statement of operations for all periods presented. The assets of our corporate housing segment were $28.4 million as of December 31, 2006 and are separately included within the corporate assets in the segment presentation below. As the corporate housing segment was sold, we have not presented its operations within the following segment presentation. See Note 11, “Acquisitions and Dispositions” for more information on the disposition of the segment.

Capital expenditures includes the “acquisition of hotels” and “purchases of property and equipment” line items from our cash flow statement. All amounts presented are in thousands.

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated

2008
Revenue	$94,072	$76,108	$—	$170,180
Depreciation and amortization	13,968	3,923	431	18,322
Operating expense	80,919	56,125	4,689	141,733

Operating (loss) income	(815)	16,060	(5,120)	10,125
Interest income	485	473	—	958
Interest expense	(14,443)	—	—	(14,443)
Equity in losses of unconsolidated entities	(2,411)	—	—	(2,411)
Other gains	—	—	—	—

(Loss) income before minority interests and income taxes	$(17,184)	$16,533	$(5,120)	$(5,771)

Total assets	$327,978	$123,741	$38,100	$489,819
Capital expenditures	$29,698	$1,159	$288	$31,145
2007
Revenue	$74,198	$81,835	$—	$156,033
Depreciation and amortization	8,313	5,851	311	14,475
Operating expense	54,362	69,829	5,154	129,345

Operating income (loss)	11,523	6,155	(5,465)	12,213
Interest income	1,506	647	—	2,153
Interest expense	(13,783)	—	—	(13,783)
Equity in earnings of unconsolidated entities	2,381	—	—	2,381
Other gains	—	—	—	—

Income (loss) before minority interests and income taxes	$1,627	$6,802	$(5,465)	$2,964

Total assets	$309,410	$124,617	$36,851	$470,878
Capital expenditures	$184,633	$1,317	$186	$186,136
2006
Revenue	$27,927	$112,754	$—	$140,681
Depreciation and amortization	2,441	3,823	457	6,721
Operating expense	21,608	66,637	5,064	93,309

Operating income (loss)	3,878	42,294	(5,521)	40,651
Interest income	—	—	2,020	2,020
Interest expense	(1,901)	—	(6,580)	(8,481)
Equity in earnings of unconsolidated entities	9,858	—	—	9,858
Other gains	—	—	162	162

Income (loss) before minority interests and income taxes	$11,835	$42,294	$(9,919)	$44,210

Total assets	$115,225	$148,064	$70,401	$333,690
Capital expenditures	$55,554	$1,498	$370	$57,422

Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands)(1),(2):

	2008	2007	2006

Russia	$12,789	$12,627	$9,595
Other	$940	$826	$726

(1)	Revenues for the United Kingdom and France related solely to BridgeStreet operations have been reclassified as discontinued operations on the consolidated statement of operations for the related periods due to the sale of BridgeStreet during the first quarter of 2007 and therefore have not been included in the above table. BridgeStreet revenues from the United Kingdom and France were $2.8 million and $0.2 million; and $36.7 million and $2.6 million for the years ended December 31, 2007 and 2006, respectively.

(2)	Management fee revenues from our managed properties in Mexico are recorded through our joint venture, IHR/Steadfast Hospitality Management, LLC, and as such, are included in equity in earnings of unconsolidated entities on our consolidated statements of operations for the years ended December 31, 2008 and 2007.

A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 39.8 percent of our managed properties as of December 31, 2008, and 61.3 percent of our base and incentive management fees for the year ended December 31, 2008. As of December 31, 2008, we managed eight hotels for Blackstone and 25 hotels and two ancillary service centers for Sunstone REIT. Total management fees for all Blackstone properties accounted for $3.5 million, or 5.9 percent of management fees in 2008, while the Sunstone REIT properties accounted for $7.7 million, or 13.0 percent of total management fees in 2008. As of December 31, 2008, we managed six hotels in Moscow for a single owner, one of which was an addition in 2008. These hotels accounted for $12.7 million, or 21.5 percent, of total management fees in 2008. As of December 31, 2008, we managed 43 properties owned by Equity Inns, Inc., which accounted for $3.1 million, or 5.2 percent, of total management fees in 2008. As of December 31, 2008, we also managed eight hotels for three other owners which accounted for 4,197, or 9.0 percent of total managed rooms. These properties accounted for $9.3 million, or 15.7 percent, of total management fees in 2008.

11.	ACQUISITIONS AND DISPOSITIONS

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

Acquisitions
In November 2007, we acquired the 288-room Sheraton Columbia hotel, from an affiliate of Blackstone, for a total acquisition cost of $48.3 million, including normal and customary closing costs. We funded the acquisition through a combination of borrowings on our Credit Facility and cash on hand. From November 29, 2007 to December 31, 2007, hotel revenues and operating income of $1.1 million and $0.1 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$6,500
Buildings and improvements	38,910
Furniture and fixtures	2,557
Working capital	331

Total	$48,298

In May 2007, we acquired the 495-room Westin Atlanta Airport hotel, from an affiliate of Blackstone, for a total acquisition cost of $76.1 million, including normal and customary closing costs. We funded the acquisition through a combination of borrowings on our Credit Facility and cash on hand. From May 24, 2007 to December 31, 2007, hotel revenues and operating income of $13.6 million and $2.2 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

Land	$4,419
Buildings and improvements	68,897
Furniture and fixtures	2,297
Working capital	474

Total	$76,087

In February 2007, we acquired the 297-room Hilton Houston Westchase hotel, from an affiliate of Blackstone, for a total acquisition cost of $51.9 million, including normal and customary closing costs. We financed the acquisition through a non-recourse mortgage loan of $32.8 million and the remainder with a combination of cash on hand and borrowings on our previous credit facility. From February 8, 2007 to December 31, 2007, hotel revenues and operating income of $16.6 million and $3.7 million, respectively, have been included in our consolidated statement of operations. The acquisition cost of the hotel was allocated as follows (in thousands):

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

Dispositions
On January 26, 2007, we sold BridgeStreet, our corporate housing subsidiary, for total proceeds of approximately $42.4 million in cash. Our corporate housing business had been classified as its own reportable segment. The operations of BridgeStreet have been classified as discontinued operations in our consolidated statement of operations for the years ended December 31, 2007 and 2006. The following table summarizes operating results, the gain on the sale, and our segment reporting of our corporate housing subsidiary:

	Year Ended December 31,
	2007	2006

Revenue	$8,500	$134,057
Depreciation and amortization	—	1,533
Operating expense	8,969	127,927

Operating income (loss)	$(469)	$4,597
Gain on sale	20,541
Interest expense	—	19

Income before minority interest and taxes	$20,072	$4,578
Income tax (expenses) benefit	90	(1,515)

Income from discontinued operations, net of taxes	$20,162	$3,063

On September 7, 2005, we sold the Pittsburgh Airport Residence Inn by Marriott for $11.0 million and recognized a gain on sale of $2.5 million. We received an additional distribution of $0.2 million during the second quarter of 2007 that had been held in escrow for any contingent liabilities. The resulting adjustment to our gain on sale of $0.2 million, net of tax, has been recorded as part of discontinued operations in our consolidated statement of operations for the year ended December 31, 2007.

12.	RELATED-PARTY TRANSACTIONS

Transactions with MeriStar Prior to its Acquisition by Blackstone
On May 2, 2006, an affiliate of The Blackstone Group acquired MeriStar. MeriStar had previously been considered a related party, as our Chairman of the Board, Paul Whetsell, was also the CEO of MeriStar. Mr. Whetsell did not become part of the Blackstone management team, and we therefore do not consider Blackstone to be a related party. As such, the line items “due from related parties” on our consolidated balance sheet do not include any amounts associated with Blackstone at December 31, 2008 and 2007. On our consolidated statement of operations, the line items “management fees — related parties” and “termination fees — related parties” during the full years of 2008 and 2007, and for the period from May 2, 2006 through December 31, 2006, also do not include any amounts associated with Blackstone. Fees received from MeriStar prior to May 2, 2006 do continue to be included in “management fees — related parties” and “termination fees — related parties.” Our management agreements for the hotels Blackstone acquired as a result of the transaction were not affected by the transaction, as the rights and duties (including with respect to budget setting, asset management and termination) under those contracts were assumed by Blackstone.

On May 2, 2006, we managed 44 properties owned by MeriStar and we recorded $14.6 million in management and termination fees from MeriStar for the year ended December 31, 2006.

Property-Level Transactions with Directors
In January 2007, we were retained as manager for two Boston-area hotels acquired by affiliates of CapStar Hotel Company LLC (“New Capstar”). Paul Whetsell, the Chairman of our Board, is the founder and CEO of CapStar Hotel Company LLC. We recorded $0.1 million and $0.3 million in management fees from New Capstar for the years ended December 31, 2008 and 2007. Additionally, we sublet space in our corporate office and perform accounting and administrative services for New CapStar pursuant to a shared-services agreement. Paul Whetsell will resign as Chairman of the Board effective March 31, 2009 and will no longer be considered a related party.

13.	STOCK-BASED COMPENSATION

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

Since our merger with MeriStar in 2002, we maintained two stock-based compensation plans. Under these plans, we have the ability to issue and award officers, key employees and non-employee directors, options to purchase our common stock and restricted shares of our common stock. The Employee Incentive Plan authorizes us to issue and award stock options and restricted shares for up to 15 percent of the number of outstanding share of our common stock. We may grant awards under the plan to officers and other key employees. The Director’s Plan authorizes us to issue and award options for up to 500,000 shares of common stock for non-employee directors. Under both plans, stock-based awards typically vest in three annual installments beginning on the date of grant and on subsequent anniversaries, assuming the continued employment of the recipient. Options granted are exercisable for ten years from the grant date. Restricted stock awards require no payment from the recipient.

In 2007, upon approval by our shareholders, we adopted the Interstate Hotels & Resorts Inc. 2007 Equity Award Plan (“2007 Equity Award Plan”). The 2007 Equity Award Plan provides for an aggregate of 3,000,000 shares of our common stock to be available for issue and awards to officers, key employees and non-employee directors. Options granted under the plan will have a term of no more than 10 years and an option price not less than the fair market value of our common stock at the time of grant. Under the plan, stock-based awards typically vest in four annual installments beginning on the date of grant and on subsequent anniversaries, assuming the continued employment of the recipient. All stock based compensation issued and awarded prior to the adoption of the 2007 Equity Award Plan will continue to be administered through either The Employee Incentive Plan or The Directors Plan. All stock based compensation issued and awarded in 2007 and thereafter, will be administered under the 2007 Equity Award Plan. At December 31, 2008, approximately 1.9 million shares of common stock were available for future grants under the 2007 Equity Award Plan.

For stock subject to graded vesting, we have utilized the “straight-line” method for allocating compensation cost by period. The stock-based compensation expense for stock option grants was $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The stock-based compensation expense for restricted stock grants was $1.7 million, $1.0 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $4.0 million of unrecognized compensation cost related to unvested stock awards granted under our compensation plans noted above. The cost is expected to be recognized over a weighted-average recognition period of 2.67 years.

In calculating the compensation expense for options granted, we have estimated the fair value of each grant issued through December 31, 2008 using the Black-Scholes option-pricing model. The fair value of stock options granted have been calculated based on the stock price on the date of the option grant, the exercise price of the option and the following assumptions, which are evaluated and revised, as necessary, to reflect market conditions and experience. These assumptions are the weighted-average of the assumptions used for all grants which occurred during the respective fiscal year. There were no stock options granted in 2008.

	2007	2006

Expected volatility	35.4%	31.1%
Risk-free interest rate	4.6%	5.1%
Expected life of options	6.0 years	6.0 years
Expected dividend yield	0%	0%
Forfeiture rate	2.0%	2.0%

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

A summary of option activity under the equity-based compensation plans as of December 31, 2008, and changes during the twelve months then ended is as follows:

			Aggregate
	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price/Share	Value

Options outstanding at December 31, 2007	388,433	$6.31
Granted	—	$—
Exercised	—	$—
Forfeited	(34,559)	$14.00

Options outstanding at December 31, 2008	353,874	$5.56	$—

Options exercisable at December 31, 2008	310,545	$5.45	$—

There were no options granted or exercised in 2008. The weighted average remaining contractual life for all options outstanding and all options exercisable under these plans at December 31, 2008 was 5.1 years and 4.7 years, respectively.

The weighted average grant-date fair value of options granted in 2007 and 2006 was $3.49 and $2.71 per share, respectively. The total intrinsic value of stock options exercised in 2007 and 2006 was $0.1 million and $2.4 million, respectively. Cash received from options exercised in 2007 and 2006 was $0.2 million and $3.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercises in 2007 and 2006 totaled $0.1 million and $0.9 million, respectively.

A summary of the restricted stock activity under the equity-based compensation plans as of December 31, 2008, and changes during the year then ended is as follows:

		Weighted
		Average
	Number of	Grant-
	Restricted	Date Fair
	Shares	Value

Unvested at December 31, 2007	476,531	$5.78
Granted	844,414	$4.91
Vested	(195,245)	$5.56
Forfeited	(73,577)	$5.17

Unvested at December 31, 2008	1,052,123	$5.17

The total intrinsic value of restricted stock which vested during the years ended December 31, 2008, 2007 and 2006 was less than $0.1 million, $0.9 million and $0.8 million, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Insurance Matters
As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of December 31, 2008, only 30 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we will be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on currently available information, we believe the ultimate resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

During 2005, the prior carrier presented invoices to us and other policy holders related to dividends previously granted to us and other policy holders with respect to the prior policies. Based on this information, we had determined that the amount was probable and estimable and therefore recorded the liability. In September 2005, we invoiced the prior carrier for premium refunds due to us on previous policies. The initial premiums on these policies were calculated based on estimated employee payroll expenses and gross hotel revenues. Due to the September 11th terrorist attacks and the resulting substantial decline in business and leisure travel in the months that followed, we reduced hotel level headcount and payroll. The estimated premiums billed were significantly overstated and as a result, we were owed refunds on the premiums paid. The amount of our receivable exceeded the dividend amounts claimed by the prior carrier. We had reserved the amount of the excess given the financial condition of the carrier. We believed that we held the legal right of offset in regard to this receivable and payable with the prior insurance carrier. Accordingly, there was no effect on the statement of operations in 2006 or 2007. In October 2008, we paid our prior carrier approximately $0.4 million in settlement of all matters, except for covered claims described in the preceding paragraph. Simultaneous with this payment, we obtained a written release related to all amounts owed to us or owed by us to the prior carrier. Accordingly, we have written off in the fourth quarter the offsetting amounts related to the dividends claimed by the prior carrier and the premium refunds owed to us.

Insurance Receivables and Reserves
Our captive insurance subsidiary earns insurance revenues through direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims and claim settlement expenses. We provide a reinsurance layer between the primary and excess carrier that we manage through our captive insurance subsidiary. Consultants determine loss reserves and we evaluate the adequacy of the amount of reserves based on historical claims and future estimates. At December 31, 2008 and 2007, our reserve for claims was $1.9 million and $1.6 million, respectively.

Leases
As of December 31, 2008, our lease obligations consist of office space for our corporate offices, some of which contain rent escalations. We record rent expense on a straight-line basis over the term of the lease. Rent expense under leases for office space amounted to $2.8 million, $2.4 million and $2.9 million for the years ended

December 31, 2008, 2007 and 2006. Future minimum lease payments required under these operating leases as of December 31, 2008 were as follows (in thousands):

2009	$4,166
2010	4,248
2011	3,884
2012	3,702
2013	2,673
Thereafter	478

Total	$19,151

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

2009	$1,179
2010	1,226
2011	1,275
2012	1,326
2013	913
Thereafter	—

Total	$5,919

Commitments Related to Management Agreements and Hotel Ownership
Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $3.0 million to these hotel owners in the form of advances or loans. The timing or amount of working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.

In connection with our wholly-owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of December 31, 2008, we had ongoing renovation and property improvement projects with remaining expected costs to complete of approximately $6.8 million, of which approximately $4.3 million is directly attributable to the comprehensive renovation program for the Sheraton Columbia which is expected to be completed in the first half of 2009. The comprehensive renovation program for the Westin Atlanta Airport was completed during 2008.

In connection with our equity investments in hotel real estate, we are partners or members of various unconsolidated partnerships or limited liability companies. The terms of such partnership or limited liability company agreements provide that we contribute capital as specified. Generally, in an event that we do not make required capital contributions, our ownership interest will be diluted, dollar for dollar, equal to any amounts funded on our behalf by our partner(s). We currently have no outstanding equity funding commitments.

Guarantees
As discussed in Note 8 “Long-Term Debt,” on May 1, 2008, our wholly-owned subsidiary which owns the Sheraton Columbia hotel entered into a mortgage which is non-recourse to us, other than for customary non-recourse carveout provisions. However, in order to obtain this mortgage we entered into a guarantee agreement in favor of the lender which requires prompt completion and payment of the required improvements as defined in the agreement. These required improvements are included in the property improvement plan, as required by the brand franchise agreement and are subject to change based upon changes in the construction budget. As of December 31, 2008, the required improvements were approximately $3.7 million and we anticipate the completion prior to June 30, 2009. No liability has been recognized related to this guarantee. If the required improvements are not completed, the lender has the right to force us to do so. We expect the required improvements will be completed in a timely basis and no amounts will be funded under this guarantee.

Letters of Credit
As of December 31, 2008, we had a $1.0 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2009. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, the lender has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on our consolidated balance sheet. We also had letters of credit outstanding in the amounts of $0.6 million and $1.0 million in favor of our insurance carriers that issue surety bonds on behalf of the properties we manage which expire on June 2, 2009 and November 20, 2009, respectively. We are required by the insurance carriers to deliver these letters of credit to cover their risk in the event the properties default on their required payments related to the surety bonds.

Contingent Liabilities Related to Partnership Interests
In connection with one of our development joint ventures, we have agreed to fund, through additional contributions, a portion of any development and construction cost overruns up to $0.6 million of the approved capital spending plan for each hotel developed and constructed by our joint venture, IHR Greenbuck Hotel Venture. We believe that with our experience in project management and design, the risk of any required additional funding in excess of our planned equity investments is minimal. However, certain circumstances throughout the design and construction process could arise that may prevent us from completing the project with total costs under the 110 percent and therefore, require us to contribute additional funding. As construction and development of each hotel is completed, the contingency for cost overruns on that hotel is removed. As of December 31, 2008, our joint venture had completed construction on two properties and the contingency related to one of those properties has been removed while the contingency related to the second property is expected to be removed in early 2009. We do not currently have any new properties being developed that are covered by this guarantee.

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

Litigation
During the third quarter of 2008, we reached a settlement with plaintiffs in a class action lawsuit filed against numerous defendants including, Sunstone Hotel Properties, Inc., our subsidiary management company. The lawsuit alleged that the defendants did not compensate hourly employees for break time in accordance with California state labor requirements. Our portion of the gross settlement agreed upon was $1.7 million, which includes approximately $0.5 million to be paid for the plaintiffs’ legal costs and other various administrative costs to oversee payment to the individuals who will participate in the settlement. The remaining $1.2 million of the gross settlement is the maximum amount that our subsidiary has agreed to pay out to participating plaintiffs in the aggregate. As part of this settlement, we have guaranteed that we will make a minimum payment to all participating plaintiffs of at least 50 percent of the proposed settlement, or approximately $0.6 million. Accordingly, we have recorded an aggregate of $1.1 million for payment of the $0.5 million in plaintiffs’ legal costs and administrative fees and the $0.6 million minimum guaranteed amount to be paid under the settlement to the plaintiffs. This aggregate amount is recorded as other expenses from managed properties in our statement of operations. Additionally, we have also recorded the same amount as a receivable and as other revenue from managed properties in our statement of operations as we are entitled to reimbursement for all operating expenses, including all employee related expenses, under the terms of our management contract with the hotel owner. We expect payments for settlement and related legal and administrative fees to be made by December 31, 2009.

We are subject to various other claims and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material effect on our financial condition or results of operations.

15.	STOCKHOLDERS’ EQUITY AND MINORITY INTERESTS

Common Stock
As of December 31, 2007, 31,718,817 common shares were issued and 31,702,017 were outstanding. During 2008, we issued 138,113 shares of common stock through the vesting of restricted stock (after adjusting for payroll tax net downs) and 3,056 shares of common stock through the redemption of Class A operating partnership units. As a result, at December 31, 2008, 31,859,986 shares of our common stock were issued and 31,843,186 were outstanding. Each holder of common stock is entitled to one vote per share on all matters submitted to a vote of stockholders.

Comprehensive Income
Comprehensive (loss) income consisted of the following (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

Net (loss) income	$(18,023)	$22,828	$29,779
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(304)	81	1,129
Unrealized (loss) gain on cash flow hedge instrument	(1,160)	—	—
Unrealized gain (loss) on investments	28	(145)	8

Comprehensive (loss) income	$(19,459)	$22,764	$30,916

Accumulated other comprehensive loss on the balance sheet consists of the following components, net of tax (in thousands):

	December 31,	December 31,
	2008	2007

Foreign currency translation adjustment	$(218)	$86
Unrealized (losses) gains on investments	(145)	(173)
Unrealized (losses) gains on cash flow hedge instrument	(1,160)	—

Total accumulated other comprehensive loss	$(1,523)	$(87)

Operating Partnership Units
Interstate Operating Company, L.P., our subsidiary operating partnership, indirectly holds substantially all of our assets. We are the sole general partner of that partnership. Along with 38 independent third-parties, we are also a limited partner of the partnership. The partnership agreement gives the general partner full control over the business and affairs of the partnership. The agreement also gives us, as general partner, the right, in connection with the contribution of property to the partnership or otherwise, to issue additional partnership interests in the partnership in one or more classes or series. These interests may have such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as we may determine.

Currently, the partnership has only Class A units of limited partnership interests outstanding. We and our wholly-owned subsidiaries own a number of Class A units equal to the number of outstanding shares of our common stock. The holders of each Class A unit not held by us or one of our subsidiaries may redeem it for cash equal to the value of one share of our common stock or, at our option, one share of our common stock. Throughout 2008, the other limited partners redeemed 3,056 Class A units and as of December 31, 2008, they continue to own 51,987 Class A units. At December 31, 2008 and 2007, the redemption value of the outstanding operating partnership units was $36 thousand and $0.2 million, respectively.

We did not make any distributions during 2008, 2007 or 2006 to the holders of the Class A units. All net income and capital proceeds received by the partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Class A units in proportion to the number of units owned by each holder.

16.	EMPLOYEE BENEFIT PLANS

Employee Healthcare Plans
Our Associate Benefit Choices plan provides healthcare benefits for the majority of our employees. The plan is administered through a third-party vendor. The estimated extended liability reserve for this plan was approximately $13.5 million and $12.2 million as of December 31, 2008 and 2007, respectively. Substantially all of this liability is related to property level employees, the cost of which is reimbursed to us by the hotel owners. This plan does not provide any post-employment or post-retirement benefits. Only active employees are eligible for the healthcare benefits. In addition, our Sunstone subsidiary maintains benefit plans for all of its employees at the property level. The estimated extended liability reserve for these plans was $6.4 million and $5.1 million at December 31, 2008 and 2007, respectively. These amounts are reflected as “accrued expenses” on our consolidated balance sheet. We have also recorded a corresponding receivable for these amounts as we are indemnified by Sunstone REIT for the payment of these liabilities.

Defined Contribution Plans
We maintain two defined contribution savings plans for our employees. Eligibility for participation in the plans is based on an employee meeting certain minimum age and service requirements. Employer matching contributions are based on a percentage of employee contributions. Participants may make voluntary, pre-tax contributions through salary deferrals to the plan in which they participate. We incurred expenses related to employees at our corporate offices and wholly-owned hotels of approximately $1.0 million, $0.6 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. We incurred reimbursable expenses related to hotel employees of $2.8 million, $2.4 million, and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Compensation Plans
We maintain a deferred compensation plan for certain executives and hotel general managers by depositing amounts into trusts for the benefit of the participating employees. During 2005, participant contributions were frozen due to pending legislation related to such plans being introduced by the IRS in that year. A plan amendment was made in 2006 and participation was then allowed. We recorded approximately $0.1 million, $0.1 million and $0.1 million for a discretionary match for the 2008, 2007 and 2006 plan years, respectively. Amounts in the trusts earn investment income, which serves to increase the corresponding deferred compensation obligation. Investments, which are recorded at market value and presented within “marketable securities” on our consolidated balance sheet, are directed by the participants, and consist principally of mutual funds.

17.	INCOME TAXES

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

We will recognize interest and penalties accrued related to any unrecognized tax benefits in income tax expense. For the year ended December 31, 2008, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses or penalties recognized during the quarter.

We file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and several foreign jurisdictions in which we operate. As of December 31, 2008, our open tax years for federal, state and local jurisdictions that remain subject to examination range from 2001 through 2007.

Our effective income tax expense (benefit) rate for the years ended December 31, 2008, 2007, and 2006 differs from the federal statutory income tax rate as follows:

	2008	2007	2006

Statutory tax rate	(35.0)%	35.0%	35.0%
State and local taxes	(3.3)	5.0	5.2
Foreign subsidiaries rate	37.6	70.5	—
Business meals and entertainment	0.8	1.7	0.2
Employment related tax credits	(28.7)	(34.4)	(3.8)
Foreign tax credits	(43.5)	(70.9)	—
Valuation allowance	312.4	4.8	1.4
Other	(26.4)	3.3	1.3

	213.9%	15.0%	39.3%

The components of income tax expense (benefit) are as follows:

	2008	2007	2006

Current:
Federal	$(943)	$—	$2,356
State	344	150	1,300
Foreign	2,168	2,245	16

	$1,569	$2,395	$3,672

Deferred:
Federal	$11,127	$(1,715)	$11,512
State	(415)	(245)	2,087
Foreign	—	—	—

	10,712	(1,960)	13,599

	$12,281	$435	$17,271

We have net income taxes payable at December 31, 2008 of $0.4 million. We had net income tax refunds receivable at December 31, 2007 of $0.4 million. The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax asset (liability) at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Allowance for doubtful accounts	$2,265	$2,038
Minority interest temporary difference	258	245
Property and equipment	554	—
Net operating loss carryforward	11,154	7,880
Accrued expenses	2,298	1,634
Amortizable intangible assets (management contracts)	8,387	11,953
Employment related tax credits	14,516	13,045
Foreign and alternative minimum tax credits	4,746	2,335
Investments in affiliates	6,882	6,174
Other assets	1,015	—

Total gross deferred tax assets	52,075	45,304
Less: valuation allowance	(38,115)	(20,641)

Deferred tax assets	13,960	24,663

Deferred tax liabilities:
Property and equipment	—	(1,333)
Prepaid expense	(419)	(344)
Other liabilities	(801)	(943)

Deferred tax liabilities	(1,220)	(2,620)

Net deferred taxes	$12,740	$22,043

Our deferred tax assets primarily consist of net operating loss carryforwards, asset basis differences between GAAP and tax, mainly for investment in unconsolidated entities, intangible assets (management contracts), and employment related tax credits. Our valuation allowance is primarily related to these same assets. Management continually evaluates the expected future realization of our net deferred tax asset. We consider current and expected future industry and economic conditions, as well as the expected reversal of timing differences, in projecting future taxable income and future utilization of our deferred tax asset. Economic and industry conditions deteriorated markedly during the fourth quarter of 2008. We typically complete our updated forecasting and planning for the following year and beyond during the fourth quarter. Our revised forecasts of future taxable income for 2009 and the foreseeable future is much lower than our previous expectations. Based on this most recent evaluation, we recorded a valuation allowance against $17.5 million of our deferred tax assets.

We believe certain other deferred tax assets that were offset by a valuation allowance in purchase accounting will now be realized in the foreseeable future. Accordingly, in 2008 we reduced the valuation allowance attributable to these assets by $0.6 million and recorded a corresponding reduction in goodwill. Also in 2008, as we cannot determine utilization of these assets based on our lower projected taxable income in future years due to deteriorating industry and economic conditions, we increased the valuation allowances on our net operating loss carryforwards, our tax credit carryforwards and certain other deferred tax assets by a total of $18.1 million. The projection of taxable income and utilization of deferred tax assets is subject to significant judgment, risks and uncertainties including, but not limited to: future operating results, ability to generate gains from dispositions of hotels and joint venture interests, and execution of tax planning strategies.

This large increase in our valuation allowance is the primary reason our effective tax rate on continuing operations for 2008 is 213.9% (reflecting net tax expense in a loss year), as compared to an effective rate of 15% for 2007.

Management believes that our valuation allowance of $38.1 million as of December 31, 2008 reduces the carrying value of our net deferred tax asset to an amount that will more likely than not be realized in the foreseeable future.

As of December 31, 2008, we have net operating loss carryforwards from pre-MeriStar/Old Interstate merger of $16.7 million. These carryforwards begin to expire in 2021. We also have net operating loss carryforwards from post-MeriStar/Old Interstate merger periods of $10.2 million after considering statutory usage limitations which begin to expire in 2023. Our employment related tax credits begin to expire in 2022. Our foreign tax credits begin to expire in 2018.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to SEC form 10-Q and Article 10 of SEC Regulation S-X. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly and year-to-date financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and note thereto for the year ended December 31, 2008 included in this Annual Report on Form 10-K.

The following table sets forth certain items included in our consolidated financial statements for each quarter of the years ended December 31, 2008 and 2007. Other revenue from managed properties from our consolidated statement of operations has been excluded from total revenues (in thousands):

	First	Second	Third	Fourth

2008:
Total revenues	$38,936	$40,503	$36,800	$53,941
Net (loss) income from continuing operations	(286)	134	(1,403)	(16,468)
Net (loss) income from discontinued operations	—	—	—	—

Net (loss) income	$(286)	$134	$(1,403)	$(16,468)

Basic (loss) earnings per common share from continuing operations	$(0.01)	$—	$(0.05)	$(0.52)
Basic (loss) earnings per common share from discontinued operations	—	—	—	—

Basic (loss) earnings per common share	$(0.01)	$—	$(0.05)	$(0.52)

Diluted (loss) earnings per common share from continuing operations	$(0.01)	$—	$(0.05)	$(0.52)
Diluted (loss) earnings per common share from discontinued operations	—	—	—	—

Diluted (loss) earnings per common share	$(0.01)	$—	$(0.05)	$(0.52)

	First	Second	Third	Fourth

2007:
Total revenues	$28,389	$35,382	$33,703	$58,559
Net income (loss) from continuing operations	(1,083)	(1,218)	(2,036)	6,801
Net income (loss) from discontinued operations	17,001	607	2,836	(80)

Net income (loss)	$15,918	$(611)	$800	$6,721

Basic earnings (loss) per common share from continuing operations	$(0.04)	$(0.04)	$(0.06)	$0.21
Basic earnings (loss) per common share from discontinued operations	0.54	0.02	0.09	—

Basic earnings (loss) per common share	$0.50	$(0.02)	$0.03	$0.21

Diluted earnings (loss) per common share from continuing operations	$(0.04)	$(0.04)	$(0.06)	$0.21
Diluted earnings (loss) per common share from discontinued operations	0.54	0.02	0.09	—

Diluted earnings (loss) per common share	$0.50	$(0.02)	$0.03	$0.21

The sum of the basic and diluted (loss) earnings per common share for the four quarters may differ from the annual (loss) earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

19.	NOTES RECEIVABLE

Our notes receivable consist of the following (in thousands):

	December 31,	December 31,
	2008	2007

Working capital notes	$2,742	$3,007
Working capital notes — related parties	2,551	2,551
Termination and incentive fee notes	1,817	1,010
Other	—	959

Total	7,110	7,527
Less allowance	(2,856)	(2,551)

Notes receivable, net	$4,254	$4,976

As of December 31, 2008, we had twelve notes receivable outstanding, of which six were issued to hotel owners in connection with obtaining management contracts and six were issued to hotel owners in connection with termination or incentive fees due to us based on terms of their existing management contracts. As of December 31, 2007, we had ten notes receivable outstanding, of which seven were issued to hotel owners in connection with obtaining management contracts, two were issued to hotel owners in connection with termination fees due to us and one was issued in connection with the sale of BridgeStreet.

Our notes receivable vary in maturity from six months to six years. They include non-interest bearing notes and notes bearing interest at various rates. On non-interest bearing notes, we impute interest based on the market rates of debt with similar terms and maturity at time of issuance. As of December 31, 2008 and 2007, our non-interest bearing notes totaled $3.2 million an $2.3 million, respectively, net of unamortized discount with imputed interest rates ranging from 7.0-11.5 percent. We recorded $0.5 million, $0.6 million and $0 in interest income from the amortization of discount on notes receivable within our statement of operations for the years ended December 31, 2008, 2007 and 2006, respectively.

We hold a note receivable of $2.6 million due from the partners in a joint venture in which we hold a 50.0 percent ownership interest. The joint venture owns one hotel property and our joint venture investment was written down to zero in 2002 at the time of the merger with Old Interstate. The partners’ sole asset in the joint venture is their investment. In 2007, based on our projections of the proceeds from a potential sale of the hotel, we recorded a reserve for the full amount of the loan and accrued interest and corresponding bad debt expense of $2.9 million, which is included within administrative and general expense in our consolidated statement of operations for the year ended December 31, 2007. In the fourth quarter of 2008, we recorded a reserve and corresponding bad debt expense of $0.3 million related to a working capital note issued to a different hotel owner for which we manage.

20.	FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Derivative instruments	$50	$—	$50	$—
Marketable securities	$1,676	$1,676	$—	$—

Total:	$1,726	$1,676	$50	$—

Liabilities:
Derivative instruments	$1,933	$—	$1,933	$—
Deferred compensation	$1,649	$1,649	$—	$—

Total:	$3,582	$1,649	$1,933	$—

Our marketable securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted market price of the marketable equity security multiplied by the quantity of shares held by us. As our deferred compensation is directly increased or decreased to reflect changes in fair value of its related marketable securities, we have also classified the liability within Level 1 of the fair value hierarchy.

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

Statement of Financing Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the disclosure of the fair value of financial instruments for which it is practical to estimate fair value. In addition to the financial instruments and related fair values disclosed in the table above, the carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. Our long-term debt is primarily variable rate and therefore, also approximates fair value.

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

Following the implementation of the remedial actions described below and in the Company’s Annual Report on Form-10K for the year ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, we concluded that our disclosure controls and procedures were adequate and effective in ensuring that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report was being prepared. We concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on our internal control over financial reporting, which is included in Item 8, “Financial Statements and Supplementary Data”

Remediation of Previously Disclosed Material Weaknesses

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2007, management concluded that the Company’s internal control over financial reporting was not effective because of the following material weakness:

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

In order to remedy the material weakness described above, in 2008 management formalized specific actions that are required to be performed by the disclosure committee with respect to the evaluation of accounting changes. In 2008, we implemented various remedial actions, including a requirement that documentation and evaluation of all changes in accounting policies are performed quarterly and reviewed by senior management and the disclosure committee. Based on the successful implementation of these controls, management has determined that the previously disclosed material weakness has been remediated as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.	EXHIBITS

Exhibit
No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Company, formerly MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 23, 1998 (Registration No. 333-49881)).
3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated June 30, 2001 (incorporated by reference to Exhibit 3.1.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 8, 2002).
3.1.2	Certificate of Merger of Interstate Hotels Corporation into MeriStar Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.1.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated July 31, 2002 (incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2007).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on August 2, 2002).
10.1	Amended and Restated Agreement of Limited Partnership of MeriStar H&R Operating Company, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998).
10.3	Interstate Hotels & Resorts, Inc., 2007 Equity Award Plan (incorporated by reference to Annex A to the Company’s Form Def 14A filed with the Securities and Exchange Commission on April 24, 2007).
10.4	Interstate Hotels & Resorts, Inc. Supplemental Deferred Compensation Plan, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).
10.5	Employment Agreement, dated as of February 17, 2005, by and between Thomas F. Hewitt and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2005).
10.5.1	Amended Employment Agreement, dated as of January 16, 2007, by and between Thomas F. Hewitt and the Company (incorporated by reference to Exhibit 10.5.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).

Exhibit
No.	Description of Document

10.5.2	Amended Employment Agreement, dated as of October 30, 2008, by and between Thomas F. Hewitt and the Company (incorporated by reference to Exhibit 10.5.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 5, 2008).
10.6	Employment Agreement, dated as of April 17, 2006, by and between Bruce A. Riggins and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006).
10.7	Employment Agreement, dated as of June 8, 2006, by and between Samuel E. Knighton and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).
10.7.1	Amended Employment Agreement, dated as of December 18, 2007, by and between Samuel E. Knighton and the Company (incorporated by reference to Exhibit 10.7.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 17, 2008).
10.8	Amended and Restated Employment Agreement and Consulting Agreement, dated as of July 1, 2008, by and between Henry L. Ciaffone and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 6, 2008).
10.9	Amended Employment Agreement, dated June 1, 2007, by and between Christopher L. Bennett and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 17, 2008).
10.10	Employment Agreement, dated June 1, 2007, by and between Denis S. McCarthy and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 17, 2008).
10.11	Employment Agreement, dated as of September 26, 2005, by and between Leslie Ng and the Company (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).
10.11.1	Amended Employment Agreement, dated September 26, 2008, by and between Leslie Ng and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 5, 2008).
10.12	Senior Secured Credit Facility, dated March 9, 2007, among Interstate Operating Company, LP, Lehman Brothers Inc. and various others lenders (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).
10.12.1	First Amendment to the Senior Secured Credit Facility, dated May 24, 2007, among Interstate Operating Company, LP, Lehman Brothers Inc. and various other lenders (incorporated by reference to Exhibit 10.5.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2007).
10.12.2	Second Amendment to the Senior Secured Credit Facility, dated July 2, 2008, among Interstate Operating Company, LP, Lehman Brothers Inc. and various other lenders (incorporated by reference to Exhibit 10.5.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 6, 2008).
10.12.3*	First waiver to the Senior Secured Credit Facility, dated April 9, 2008, among Interstate Operating Company, LP, Lehman Brothers Inc. and various other Lenders.
10.12.4*	Second waiver and Third Amendment to the Senior Secured Credit Facility, dated March 30, 2009, among Interstate Operating Company, LP, Lehman Brothers Inc. and various other lenders.
10.13	Loan Agreement dated May 1, 2008 between Interstate Columbia SPE, LLC and Calyon New York Branch and various other lenders (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 6, 2008).
10.14*	Loan Agreement dated October 17, 2006 between Interstate Arlington, LP and UBS Real Estate Securities Inc.
10.14.1*	First Amendment to the Loan Agreement, dated December 26, 2007 between Interstate Arlington, LP and UBS Real Estate Securities, Inc.
10.15*	Loan Agreement dated February 8, 2007 between Interstate Westchase, LP and UBS Real Estate Securities Inc.

Exhibit
No.	Description of Document

10.15.1*	First Amendment to the Loan Agreement, dated December 26, 2007 between Interstate Westchase, LP and UBS Real Estate Securities, Inc.
21*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
24	Power of Attorney (see signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Interstate Hotels & Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTATE HOTELS & RESORTS, INC.

By:	/s/ THOMAS F. HEWITT
Thomas F. Hewitt
Chief Executive Officer

Dated: March 31, 2009

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

Signature	Title	Date

/s/ THOMAS F. HEWITT Thomas F. Hewitt	Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ PAUL W. WHETSELL Paul W. Whetsell	Chairman of the Board	March 31, 2009

/s/ BRUCE A. RIGGINS Bruce A. Riggins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

Leslie R. Doggett	Director

/s/ H. ERIC BOLTON H. Eric Bolton	Director	March 31, 2009

/s/ JAMES B. MCCURRY James B. McCurry	Director	March 31, 2009

/s/ RONALD W. ALLEN Ronald W. Allen	Director	March 31, 2009

Signature	Title	Date

/s/ JOHN J. RUSSELL, JR. John J. Russell, Jr.	Director	March 31, 2009

/s/ JAMES F. DANNHAUSER James F. Dannhauser	Director	March 31, 2009

/s/ CHRISTOPHER SHACKELTON Christopher Shackelton	Director	March 31, 2009

SCHEDULE III

INTERSTATE HOTELS & RESORTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(in thousands)

		Initial Costs		Subsequent	Gross Amount at December 31, 2008
			Building &	Costs		Building &		Accumulated	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized(1)	Land	Improvements	Total	Depreciation	Acquired	Life

Hilton Concord (Concord, CA)	$—	$4,700	$25,235	$2,876	$4,700	$28,111	$32,811	$5,239	Feb 2005	3-39	1/2Years
Hilton Durham (Durham, NC)	—	909	13,141	4,404	909	17,545	18,454	2,028	Nov 2005	3-39	1/2Years
Hilton Garden Inn Baton Rouge Airport (Baton Rouge, LA)	—	1,375	13,109	1,011	1,375	14,120	15,495	1,243	Jun 2006	3-39	1/2Years
Hilton Arlington (Arlington, TX)	24,700	3,284	34,054	(7,895)	3,284	26,159	29,443	5,031	Oct 2006	3-39	1/2Years
Hilton Houston Westchase (Houston, TX)	32,825	8,525	43,168	2,396	8,525	45,564	54,089	3,389	Feb 2007	3-39	1/2Years
Westin Atlanta Airport (Atlanta, GA)	—	4,419	71,194	17,971	4,419	89,165	93,584	3,579	May 2007	3-39	1/2Years
Sheraton Columbia (Columbia, MD)	25,000	6,500	41,467	6,290	6,500	47,757	54,257	1,417	Nov 2007	3-39	1/2Years

TOTAL	$82,525	$29,712	$241,368	$27,053	$29,712	$268,421	$298,133	$21,926

(1)	In the fourth quarter of 2008, we wrote down the carrying value of the Hilton Arlington to its fair value, which was determined on the basis of future discounted cash flows, and recorded a non-cash impairment charge of $11.0 million within “asset impairments and write-offs” on our consolidated statement of operations.

S-1

SCHEDULE III

INTERSTATE HOTELS & RESORTS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(in thousands)

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 2008, 2007 and 2006 is as follows:

Balance at December 31, 2005	$44,198
Additions:
Acquisitions	51,822
Capital expenditures and transfers from construction-in-progress	3,654
Deductions:
Dispositions and other	—

Balance at December 31, 2006	99,674
Additions:
Acquisitions	175,273
Capital expenditures and transfers from construction-in-progress	8,406
Deductions:
Dispositions and other	—

Balance at December 31, 2007	283,353
Additions:
Acquisitions	—
Capital expenditures and transfers from construction-in-progress	29,698
Deductions:
Dispositions, write-downs and other	(14,918)

Balance at December 31, 2008	$298,133

(B) The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2008, 2007 and 2006 is as follows:

Balance at December 31, 2005	$1,167
Depreciation and amortization	2,426
Dispositions and other	—

Balance at December 31, 2006	3,593
Depreciation and amortization	8,288
Dispositions and other	—

Balance at December 31, 2007	11,881
Depreciation and amortization	13,934
Dispositions and other	(3,889)

Balance at December 31, 2008	$21,926

(C) The aggregate cost of properties for federal income tax purposes is approximately $277.0 million at December 31, 2008.

S-2