Form 10-Q
period 2009-03-31
INTERSTATE HOTELS & RESORTS INC
filed 2009-05-08
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-14331

Interstate Hotels & Resorts, Inc.

Delaware (State or other jurisdiction of incorporation or organization)	52-2101815 (I.R.S. Employer Identification No.)
4501 North Fairfax Drive, Ste 500 Arlington, VA (Address of Principal Executive Offices)	22203 (Zip Code)

www.ihrco.com
This Form 10-Q can be accessed at no charge through the above website.

(703) 387-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of Common Stock, par value $0.01 per share, outstanding at May 1, 2009 was 32,138,041.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,990	$22,924
Restricted cash	6,276	7,174
Accounts receivable, net of allowance for doubtful accounts of $1,676 and $1,432, respectively	25,767	27,775
Due from related parties, net of allowance for doubtful accounts of $1,139 and $1,465, respectively	2,487	3,688
Deferred income taxes	1,547	2,990
Prepaid expenses and other current assets	4,200	3,514

Total current assets	53,267	68,065
Marketable securities	1,562	1,676
Property and equipment, net	283,661	282,050
Investments in unconsolidated entities	41,463	41,625
Notes receivable, net of allowance of $1,105 and $2,856, respectively	4,382	4,254
Deferred income taxes	2,348	9,750
Goodwill	66,046	66,046
Intangible assets, net	16,657	16,353

Total assets	$469,386	$489,819

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,238	$2,491
Salaries and employee related benefits	23,848	28,326
Other accrued expenses	36,737	41,166
Current portion of long-term debt	161,470	161,758

Total current liabilities	225,293	233,741
Deferred compensation	1,546	1,649
Long-term debt	82,525	82,525

Total liabilities	309,364	317,915
Commitments and contingencies (see Note 10)
Equity:
Interstate stockholder’s equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 32,089,659 and 32,072,859 shares issued and outstanding, respectively, at March 31, 2009; 31,859,986 and 31,843,186 shares issued and outstanding, respectively, at December 31, 2008	321	319
Treasury stock	(69)	(69)
Paid-in capital	197,786	197,300
Accumulated other comprehensive loss	(1,406)	(1,521)
Accumulated deficit	(36,884)	(24,407)

Total Interstate stockholders’ equity	159,748	171,622
Noncontrolling interest (redemption value of $23 and $36 at March 31, 2009 and December 31, 2008, respectively)	274	282

Total equity	160,022	171,904

Total liabilities and equity	$469,386	$489,819

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Revenue:
Lodging	$19,036	$23,918
Management fees	6,995	8,523
Management fees-related parties	1,356	1,386
Termination fees	1,246	3,010
Other	1,514	1,575
Other-related parties	370	524

	30,517	38,936
Other revenue from managed properties	132,089	151,014

Total revenue	162,606	189,950
Expenses:
Lodging	14,582	17,025
Administrative and general	11,238	15,829
Depreciation and amortization	3,841	4,274
Restructuring costs	831	—
Asset impairments and write-offs	—	1,112

	30,492	38,240
Other expenses from managed properties	132,089	151,014

Total operating expenses	162,581	189,254

OPERATING INCOME	25	696
Interest income	100	319
Interest expense	(2,907)	(3,815)
Equity in (losses) earnings of unconsolidated entities	(798)	2,361
Gain on sale of investments	13	—

LOSS BEFORE INCOME TAXES	(3,567)	(439)
Income tax (expense) benefit	(8,916)	151

NET LOSS	(12,483)	(288)
Add: Net loss attributable to noncontrolling interest	6	2

NET LOSS ATTRIBUTABLE TO INTERSTATE STOCKHOLDERS	$(12,477)	$(286)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share attributable to Interstate stockholders	$(0.39)	$(0.01)

Weighted-average shares outstanding, basic and diluted	31,925	31,714

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2009	2008

OPERATING ACTIVITIES:
Net loss	$(12,483)	$(288)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,841	4,274
Amortization of deferred financing fees	459	306
Amortization of key money management contracts	421	189
Stock compensation expense	498	372
Discount on notes receivable	(74)	(68)
Bad debt expense	43	722
Asset impairments and write-offs	—	1,112
Equity in losses (earnings) from unconsolidated entities	798	(2,361)
Operating distributions from unconsolidated entities	38	145
Gain on sale of investments	(13)	—
Deferred income taxes	8,768	(1,257)
Excess tax benefits from share-based payment arrangements	—	23
Changes in assets and liabilities:
Accounts receivable and due from related parties	2,719	939
Prepaid expenses and other current assets	(686)	(275)
Notes receivable related to termination fees	234	(1,257)
Accounts payable and accrued expenses	(7,611)	(5,746)
Other changes in asset and liability accounts	(76)	475

Cash used in operating activities	(3,124)	(2,695)

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,005)	(7,102)
Additions to intangible assets	(429)	(498)
Contributions to unconsolidated entities	(784)	(13,517)
Distributions from unconsolidated entities	110	1,830
Proceeds from sale of discontinued operations	—	959
Proceeds from sale of investments	13	—
Change in restricted cash	898	(36)
Change in notes receivable	(100)	(149)

Cash used in investing activities	(5,297)	(18,513)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	22,000
Repayment of borrowings	(288)	(288)
Excess tax benefits from share-based payments	—	(23)
Proceeds from issuance of common stock	—	1
Financing fees paid	(1,262)	—

Cash (used in) provided by financing activities	(1,550)	21,690

Effect of exchange rate on cash	37	(11)
Net (decrease) increase in cash and cash equivalents	(9,934)	471
CASH AND CASH EQUIVALENTS, beginning of period	22,924	9,775

CASH AND CASH EQUIVALENTS, end of period	$12,990	$10,246

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$2,483	$3,499
Income taxes	613	434

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY

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

Our hotel ownership segment includes our wholly-owned hotels and our minority interest investments in hotel properties through unconsolidated entities. Hotel ownership allows us to participate in operations and potential asset appreciation of the hotel properties. As of March 31, 2009, we wholly-owned and managed seven hotels with 2,052 rooms and held non-controlling equity interests in 17 joint ventures, which owned or held ownership interests in 49 of our managed properties. We manage all of the properties within our hotel ownership segment.

We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets to third-parties. Our portfolio is diversified by location/market, franchise and brand affiliations, and ownership group(s). The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications, and centralized accounting. As of March 31, 2009, we and our affiliates managed 224 hotel properties with 45,613 rooms and six ancillary service centers (which consist of a convention center, a spa facility, two restaurants and two laundry centers), in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland.

Our subsidiary operating partnership, Interstate Operating Company, L.P, indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. Certain independent third-parties and we are limited partners of the partnership. The interests of those third-parties are reflected in noncontrolling interest on our consolidated balance sheet. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We own more than 99 percent of Interstate Operating Company, L.P.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

We have prepared these unaudited consolidated interim financial statements according to the rules and regulations of the Securities and Exchange Commission. Accordingly, we have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, for the year ended December 31, 2008. Certain reclassifications have been made to the prior period’s financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Going Concern

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. There is uncertainty with respect to our projected compliance during 2009 with certain debt covenants in our senior secured credit facility (as amended from time to time, which we refer to as the “Credit Facility”). While we have prepared our consolidated interim financial statements on a going concern basis, if we are unable to obtain continued waivers for these covenants or successfully amend the terms of the Credit Facility, our ability to continue as a going concern may be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. Our consolidated interim financial statements do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt refinancing activities.

Earnings Per Share

We calculate our basic earnings per common share by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding. Our diluted earnings per common share assumes the issuance of common stock for all potentially dilutive stock equivalents outstanding. Potentially dilutive shares include restricted stock and stock options granted under our various stock compensation plans and operating partnership units held by minority partners. In periods in which there is a loss, diluted shares outstanding will equal basic shares outstanding to prevent anti-dilution.

Related Parties

In January 2007, we were retained as manager for two properties owned by Capstar Hotel Company, LLC (“New Capstar”), a real estate investment company founded by Paul Whetsell, our former Chairman of the Board. Balances related to New Capstar have been included within “due from related parties” on our consolidated balance sheet and “management fees — related parties” on our consolidated statement of operations for all periods presented. Paul Whetsell resigned as Chairman of the Board effective March 31, 2009 and will no longer be considered a related party as of April 1, 2009.

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

Recently Adopted Accounting Pronouncements

On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. The statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. As a result of adopting this statement, we have reclassified the noncontrolling interest of other consolidated partnerships from the mezzanine section of our consolidated balance sheets to equity. In addition, net income attributable to noncontrolling interests of Interstate Operating Company L.P. is no longer included in the determination of net income, and we reclassified prior year amounts to reflect this requirement.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2009, we adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and requires enhanced disclosure regarding an entity’s derivative and hedging activities. See Note 7, “Fair Value of Financial and Derivative Instruments” and Note 8, “Long-Term Debt” for additional disclosures.

In February 2008, FASB issued FASB Staff Position FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 provided a one year deferral of FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. These provisions became effective for us as of January 1, 2009, and did not significantly impact the determination of fair values of our non-financial assets and liabilities.

In December 2007, FASB Statement No. 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R revises SFAS 141, “Business Combinations” (“SFAS 141”), but it retains a number of fundamental requirements of SFAS 141. SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R became effective for us as of January 1, 2009 and will be applied prospectively to any business combinations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2009, FASB issued three Staff Positions that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. All of these Staff Positions are effective for us beginning April 1, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2 may have on our financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

In April 2009, FASB issued FSP FAS 141(R)-1 which amends FASB Statement No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the Staff Position, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5.” FSP FAS 141(R)-1 is effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008

Net loss	$(12,483)	$(288)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain	(65)	11
Unrealized (loss) gain on cash flow hedge instrument	(145)	(451)
Unrealized (loss) gain on investments	(8)	1

Comprehensive loss	(12,701)	(727)
Less: Comprehensive loss attributable to noncontrolling interest	6	2

Comprehensive loss attributable to stockholders	$(12,695)	$(725)

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities consist of the following (in thousands, except number of hotels):

	Number of	Our Equity	March 31,	December 31,
	Hotels	Participation	2009	2008

Equity method investments
Amitel Holdings joint venture	6	15.0%	$4,369	$4,291
Budget Portfolio Properties, LLC	22	10.0%	1,186	1,370
Cameron S-Sixteen Broadway, LLC	1	15.7%	812	844
Cameron S-Sixteen Hospitality, LLC	1	10.9%	162	188
CNL/IHC Partners, L.P.	3	15.0%	3,180	3,047
Harte IHR joint venture	4	20.0%	10,528	10,933
IHR Greenbuck joint venture	2	15.0%	2,015	2,170
IHR Invest Hospitality Holdings, LLC	2	15.0%	3,447	3,647
IHR/Steadfast Hospitality Management, LLC(1)	—	50.0%	795	719
MPVF IHR Lexington, LLC	1	5.0%	974	992
Steadfast Mexico, LLC	3	10.3%	1,592	1,676
Other equity method investments	3	various	34	59

Total equity method investments	48		29,094	29,936

Cost method investments
Duet Fund(2)	—	—	6,251	6,251
JHM Interstate Hotels India Ltd(1)	—	—	800	500
RQB Resort/Development Investors, LLC(3)	1	10.0%	2,765	2,512
Other cost method investments	—	—	2,553	2,426

Total cost method investments			12,369	11,689

Total investments in unconsolidated entities	49		$41,463	$41,625

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Hotel number is not listed as this joint venture owns a management company.

(2)	Hotel number is not listed as this fund is in the process of developing hotels.

(3)	We hold a preferred return interest in this joint venture.

In March 2009, we sold our 50.0 percent equity interest in a joint venture that owns the Crowne Plaza St. Louis hotel for $1.0 million of which $0.2 million was paid in cash and recognized in our statement of operations. A note receivable was issued for the remaining $0.8 million. Due to the uncertainty of the collection of the $0.8 million note receivable, which is fully reserved for, we will adjust the reserve as we receive future payments.

We had net related party accounts receivable for management fees and reimbursable costs from the hotels owned by unconsolidated entities of $2.4 million and $3.6 million as of March 31, 2009 and December 31, 2008, respectively. We earned related party management fees from our unconsolidated entities of $1.3 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. We earned other revenues, consisting primarily of accounting and purchasing fees and capital project management revenue, from our unconsolidated entities of $0.4 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

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

The combined summarized results of operations of our outstanding unconsolidated entities for the three months ended March 31, 2009 and 2008 are presented below (in thousands):

	Three Months Ended March 31,
	2009	2008

Revenue	$43,955	$39,350
Operating expenses	33,144	28,050
Net loss	(9,614)	(3,010)

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Land	$29,712	$29,712
Furniture and fixtures	33,371	32,919
Building and improvements	239,411	235,543
Leasehold improvements	6,112	6,109
Computer equipment	3,825	3,228
Software	2,520	2,475

Total	314,951	$309,986
Less accumulated depreciation	(31,290)	(27,936)

Property and equipment, net	$283,661	$282,050

6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Management contracts	$22,252	$21,955
Franchise fees	1,925	1,925
Deferred financing fees	5,555	4,295

Total cost	29,732	28,175
Less accumulated amortization	(13,075)	(11,822)

Intangible assets, net	$16,657	$16,353

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

In May 2008, we placed a mortgage on the Sheraton Columbia and capitalized $0.6 million as deferred financing fees. In connection with our entrance into the Credit Facility in 2007, we recorded $3.0 million of deferred financing fees, and in March 2009, we recorded an additional $0.8 million of deferred financing fees associated with obtaining an amendment and waiver for a debt covenant under the Credit Facility requiring our continued listing on the New York Stock Exchange (“NYSE”), all of which are amortized over the term of the Credit Facility. In March 2009, we also capitalized $0.5 million of deferred financing fees as part of our current amendment process to ultimately extend the maturity date of our Credit Facility. We will begin amortization of these fees upon completion of the amendment. Amortization of deferred financing fees is included in interest expense. See Note 8, “Long-Term Debt,” for additional information related to the Credit Facility.

We amortize the value of our intangible assets, all of which have definite useful lives, over their estimated useful lives which generally correspond with the expected terms of the associated management, franchise, or

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing agreements. We incurred amortization expense on our management contracts and franchise fees of $0.5 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. We also amortized deferred financing fees in the amount of $0.5 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

Upon termination of a management agreement, we write off the entire value of the intangible asset related to the terminated contract as of the date of termination. In the first three months of 2009, we did not recognize any management contract impairment charges. In the first three months of 2008, we recognized management contract impairment charges of $1.1 million, related to four properties that were sold for which the management contract was terminated. We continuously assess the recorded value of our management contracts and their related amortization periods as circumstances warrant.

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

Our goodwill is related to our hotel management segment. We most recently performed an evaluation for impairment as of December 31, 2008, and based on the then most recent operating forecasts for 2009 and beyond, we concluded that our goodwill was not impaired. At each reporting period, we consider the need to update our most recent annual impairment test based on management’s assessment of changes in our business, economic environment and other factors occurring after the most recent evaluation. Management concluded that there were no events during the three months ended March 31, 2009 that would require an updated assessment.

7.	FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3

Assets:
Interest rate caps (included within intangible assets, net)	$48	$—	$48	$—
Marketable securities	$1,562	$1,562	$—	$—

Total:	$1,610	$1,562	$48	$—

Liabilities:
Interest rate collar (included within other accrued expenses)	$1,619	$—	$1,619	$—
Deferred compensation	$1,546	$1,546	$—	$—

Total:	$3,165	$1,546	$1,619	$—

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

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. Our long-term debt is primarily variable rate and therefore, also approximates fair value.

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

Senior credit facility — term loan	$112,700	$112,988
Senior credit facility — revolver loan	48,770	48,770
Mortgage debt	82,525	82,525

Total long-term debt	243,995	244,283
Less current portion	(161,470)	(161,758)

Long-term debt, net of current portion	$82,525	$82,525

Credit Facility

In March 2007, we closed on a senior secured Credit Facility with various lenders which consisted of a $65.0 million term loan and a $60.0 million revolving loan. Upon entering into the Credit Facility, we borrowed $65.0 million under the term loan, using a portion of it to pay off the remaining obligations under our previous credit facility. In May 2007, we amended the Credit Facility to increase the borrowings under our term loan by $50.0 million, resulting in a total of $115.0 million outstanding under the term loan, and increased the availability under our revolving loan to $85.0 million. In March 2009, we amended the Credit Facility in connection with obtaining a waiver through June 30, 2009 for the debt covenant requiring our continued listing on the NYSE. The amendment increased the spread over the 30-day LIBOR rate to 350 basis points (“bps”) from 275 bps and reduced the availability under our revolving loan by $24.7 million to $60.3 million. Furthermore, we agreed to limit our remaining aggregate unutilized balance under the revolving loan during the waiver period to $6.0 million. Under the Credit Facility, we are required to make quarterly payments on the term loan of approximately $0.3 million until its maturity date, along with a commitment fee of 0.50 percent on any unused capacity under our revolving loan. The Credit Facility matures in March 2010. We have classified the $161.5 million and $161.8 million outstanding under the Credit Facility as of March 31, 2009 and December 31, 2008, respectively, as a current liability in our accompanying consolidated balance sheet as the lenders have the right to declare an event of default and accelerate repayment of the outstanding debt under the Credit Facility if there are instances of non-compliance under the NYSE continued listing debt covenant beyond the term of the existing waiver.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of March 31, 2009, based on those financial tests, borrowings under the term loan and the revolving loan bore interest at the 30-day LIBOR rate plus 350 bps. See the “Interest Rate Caps and Collar” section for the effective interest rate as of March 31, 2009 for the Credit Facility, giving effect to our interest rate hedging activities. We incurred interest expense of $1.4 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively.

The debt under the Credit Facility is guaranteed by certain of our wholly-owned subsidiaries and collateralized by pledges of ownership interests, owned hospitality properties, and other collateral that was not previously prohibited from being pledged by any of our existing contracts or agreements. The Credit Facility contains covenants that include maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At March 31, 2009, we were in compliance with the loan covenants of the Credit Facility.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District Court of New York. Lehman and its subsidiary, Lehman Commercial

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Paper Inc. (“Lehman CPI”), are the administrator and one of the lenders under our Credit Facility. Lehman’s remaining commitment under this Credit Facility is 11.6 percent of the unfunded portion of the revolving loan, or approximately $0.7 million, which reduces our available borrowing to $5.3 million as of March 31, 2009. To date, we continue to have access to funding under this Credit Facility with the exception of Lehman’s commitment. We believe the loss of Lehman’s commitment under this Credit Facility will not be material to us. We are in continuous discussions with Lehman regarding the future administration of our Credit Facility and their outstanding funding commitment.

We are currently in discussions with our lenders to amend the terms of our Credit Facility, including extending the maturity date and adjusting covenants such that we can reasonably expect to achieve the covenant thresholds based on our current and projected operating results. We have engaged Bank of America as the lead arranger for this amendment process and our goal is to complete the process by June 30, 2009. However, we can provide no assurances that the future amendment or additional waivers can be obtained, or that the terms under which such future amendment or additional waivers obtained would be satisfactory to us.

Mortgage Debt

The following table summarizes our mortgage debt as of March 31, 2009:

	Principal	Maturity	Spread Over	Interest Rate as of
	Amount	Date	LIBOR(1)	March 31, 2009

Hilton Arlington	$24.7 million	November 2009	135 bps	2.04%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	2.04%
Sheraton Columbia	$25.0 million	April 2013	200 bps	3.17%

(1)	The interest rate for the Hilton Arlington and Hilton Houston Westchase mortgage debt is based on a 30-day LIBOR, whereas, the interest rate for the Sheraton Columbia mortgage is based on a 90-day LIBOR.

For the Hilton Arlington and the Hilton Houston Westchase mortgage loans, we are required to make interest-only payments until these loans mature, with two optional one-year extensions at our discretion to extend the maturity date beyond the date indicated. Based on the terms of these mortgage loans, a prepayment cannot be made during the first year after it has been entered. After one year, a penalty of 1 percent is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made during the third year. For the Sheraton Columbia mortgage loan, we are required to make interest-only payments until March 2011. Beginning May 2011, the loan will amortize based on a 25-year period through maturity. The loan bears interest at a rate of LIBOR plus 200 bps and based on the terms of this mortgage loan, a penalty of 0.5 percent is assessed on any prepayments made during the first year. We incurred interest expense related to our mortgage loans of $0.5 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively.

Interest Rate Caps and Collar

We have entered into three interest rate cap agreements in order to provide a hedge against the potential effect of future interest rate fluctuations. The interest rate caps are not designed as hedging derivatives under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The change in fair value for these interest rate cap agreements was $2 thousand for the three months ended March 31, 2009 and is recognized as interest expense in our consolidated statement of operations. The following table summarizes our interest rate cap agreements as of March 31, 2009:

		Maturity	30-Day LIBOR
	Amount	Date	Cap Rate

October 2006 (Hilton Arlington mortgage loan)	$24.7 million	November 2009	7.25%
February 2007 (Hilton Westchase mortgage loan)	$32.8 million	February 2010	7.25%
April 2008 (Sheraton Columbia mortgage loan)	$25.0 million	May 2013	6.00%

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 11, 2008, we entered into an interest rate collar agreement for a notional amount of $110.0 million to hedge against the potential effect of future interest rate fluctuations underlying our Credit Facility. The interest rate collar consists of an interest rate cap at 4.0 percent and an interest rate floor at 2.47 percent on the 30-day LIBOR rate. We are to receive the effective difference of the cap rate and the 30-day LIBOR rate, should LIBOR exceed the stated cap rate. If, however, the 30-day LIBOR rate should fall to a level below the stated floor rate, we are to pay the effective difference. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010. At the time of inception, we designated the interest rate collar to be a cash flow hedge. We use the regression method to evaluate hedge effectiveness on a quarterly basis. The effective portion of the change in fair value for the interest rate collar agreement was $0.2 million for the three months ended March 31, 2009 which was recorded in other comprehensive income. For the three months ended March 31, 2009, we reclassified $0.6 million from accumulated other comprehensive income into interest expense on our consolidated statement of operations. As of March 31, 2009, the effective interest rate for our Credit Facility giving effect to the interest rate collar was 5.14 percent.

For the fair value of interest rate cap and collar agreements as of March 31, 2009 and the location of these derivative instruments on our consolidated balance sheet, see Note 7, “Fair Value of Financial and Derivative Instruments.” We review quarterly our exposure to counterparty risk related to our interest rate cap and interest rate collar agreements. Based on the credit worthiness of our counterparties, we believe our counterparties will be able to perform their obligations under these agreements.

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

Hotel ownership includes our wholly-owned hotels and our minority interest investments in hotel properties through unconsolidated entities. For the hotel ownership segment presentation, we have allocated internal management fee expense of $0.5 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively, for our wholly-owned hotels. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Interest expense related to hotel mortgages and other debt drawn specifically to finance the hotels is included in the hotel ownership segment. We have also allocated restructuring costs of $25 thousand and $0 for the three months ended March 31, 2009 and 2008, respectively, to the hotel ownership segment.

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

Corporate is not a reportable segment but rather includes costs that do not specifically relate to any other single segment of our business. Corporate includes expenses related to our public company structure, certain restructuring costs, Board of Directors costs, audit fees, unallocated corporate interest expense and an allocation for rent and legal expenses. Corporate assets include our cash accounts, deferred tax assets and various other corporate assets.

Capital expenditures includes the “purchases of property and equipment” line item from our cash flow statement. All amounts presented are in thousands.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated

Three months ended March 31, 2009
Revenue	$19,036	$11,481	$—	$30,517
Depreciation and amortization	2,887	858	96	3,841
Operating expense	15,146	9,755	1,750	26,651

Operating income (loss)	1,003	868	(1,846)	25
Interest income	20	80	—	100
Interest expense	(2,907)	—	—	(2,907)
Gain on sale of investments	—	—	13	13
Equity in earnings of unconsolidated entities	(798)	—	—	(798)

Income (loss) before income taxes	$(2,682)	$948	$(1,833)	$(3,567)

Total assets	$329,551	$120,192	$19,643	$469,386
Capital expenditures	$4,355	$520	$130	$5,005
Three months ended March 31, 2008
Revenue	$23,918	$15,018	$—	$38,936
Depreciation and amortization	3,184	975	115	4,274
Operating expense	17,441	15,233	1,292	33,966

Operating income (loss)	3,293	(1,190)	(1,407)	696
Interest income	203	116	—	319
Interest expense	(3,815)	—	—	(3,815)
Equity in earnings of unconsolidated entities	2,361	—	—	2,361

Income (loss) before income taxes	$2,042	$(1,074)	$(1,407)	$(439)

Total assets	$327,704	$120,295	$38,076	$486,075
Capital expenditures	$6,760	$298	$44	$7,102

Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands)(1):

	Three Months Ended
	March 31,
	2009	2008

Russia	$247	$178
Other	$104	$97

(1)	Management fee revenues from our managed properties in Mexico are recorded through our joint venture, IHR/Steadfast Hospitality Management, LLC, and as such, are included in equity in earnings of unconsolidated entities in our consolidated statement of operations for the three months ended March 31, 2009 and 2008.

A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 40.2 percent of our managed properties as of March 31, 2009, and 45.1 percent of our base and incentive management fees for the three months ended March 31, 2009.

10.	COMMITMENTS AND CONTINGENCIES

Insurance Matters

As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of March 31, 2009, 31 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we will be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on currently available information, we believe the ultimate resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Insurance Receivables and Reserves

Our insurance captive subsidiary earns insurance revenues through direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims and claim settlement expenses. We provide a reinsurance layer between the primary and excess carrier that we manage through our captive insurance subsidiary. Consultants determine loss reserves and we evaluate the adequacy of the amount of reserves based on historical claims and future estimates. At March 31, 2009 and December 31, 2008, our reserve for claims was $1.9 million and $1.9 million, respectively.

Commitments Related to Management Agreements and Hotel Ownership

Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $2.7 million to these hotel owners in the form of advances or loans. The timing or amount of working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.

In connection with our wholly-owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of March 31, 2009, we had ongoing renovation and property improvement projects with remaining expected costs to complete of approximately $5.0 million.

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

Guarantees

On May 1, 2008, our wholly-owned subsidiary which owns the Sheraton Columbia hotel entered into a mortgage which is non-recourse to us, other than for customary non-recourse carveout provisions. However, in order to obtain this mortgage we entered into a guarantee agreement in favor of the lender which requires prompt completion and payment of the required improvements as defined in the agreement. These required improvements are included in the property improvement plan, as required by the brand franchise agreement and are subject to change based upon changes in the construction budget. As of March 31, 2009, the remaining required improvements were approximately $2.1 million and we anticipate the completion prior to June 30, 2009. No liability has been recognized related to this guarantee. If the required improvements are not completed, the lender has the right to force us to do so. We expect the required improvements will be completed in a timely basis and no amounts will be funded under this guarantee.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit

As of March 31, 2009, we had a $1.0 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on April 4, 2010. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, the lender has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on our consolidated balance sheet. We also had a letter of credit outstanding in the amount of $1.0 million in favor of our insurance carriers that issue surety bonds on behalf of the properties we manage which expires on November 20, 2009. We are required by the insurance carriers to deliver these letters of credit to cover their risk in the event the properties default on their required payments related to the surety bonds.

Contingent Liabilities Related to Partnership Interests

In connection with one of our development joint ventures, we have agreed to fund, through additional contributions, a portion of any development and construction cost overruns up to $0.6 million of the approved capital spending plan for each hotel developed and constructed by our joint venture, IHR Greenbuck Hotel Venture. We believe that with our experience in project management and design, the risk of any required additional funding in excess of our planned equity investments is minimal. However, certain circumstances throughout the design and construction process could arise that may prevent us from completing the project with total costs under the 110 percent and therefore, require us to contribute additional funding. As construction and development of each hotel is completed, the contingency for cost overruns on that hotel is removed. As of March 31, 2009, our joint venture had completed construction on two properties and the contingency related to one of those properties has been removed while the contingency related to the second property is expected to be removed in the second quarter of 2009. We do not currently have any new properties being developed that are covered by this guarantee.

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

Litigation

In 2008, we reached a settlement with plaintiffs in a class action lawsuit filed against numerous defendants including, Sunstone Hotel Properties, Inc., our subsidiary management company. The lawsuit alleged that the defendants did not compensate hourly employees for break time in accordance with California state labor requirements. Our portion of the gross settlement agreed upon was $1.7 million, which includes approximately $0.5 million to be paid for the plaintiffs’ legal costs and other various administrative costs to oversee payment to the individuals who will participate in the settlement. The remaining $1.2 million of the gross settlement is the maximum amount that our subsidiary has agreed to pay out to participating plaintiffs in the aggregate. As part of this settlement, we have guaranteed that we will make a minimum payment to all participating plaintiffs of at least 50 percent of the proposed settlement, or approximately $0.6 million. Accordingly, we recorded an aggregate of $1.1 million for payment of the $0.5 million in plaintiffs’ legal costs and administrative fees and the $0.6 million minimum guaranteed amount to be paid under the settlement to the plaintiffs. Additionally, we also recorded the same amount as a receivable as we are entitled to reimbursement for all operating expenses, including all employee related expenses, under the terms of our management contract with the hotel owner. We expect payments for settlement and related legal and administrative fees to be made by December 31, 2009.

INTERSTATE HOTELS & RESORTS, INC.

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

For the three months ended March 31, 2009, we granted 594,000 shares of restricted stock to members of senior management. The restricted stock awards granted vest ratably over four years, except for our chief executive officer whose awards vest over three years based on his employment agreement. No stock options were granted for the three months ended March 31, 2009.

We recognized restricted stock and stock option expense of $0.5 million and $0.3 million in the consolidated statement of operations for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $3.7 million of unrecognized compensation cost related to unvested stock awards granted under our compensation plans. The cost is expected to be recognized over a weighted-average recognition period of 2.6 years.

12.	INCOME TAXES

In the first quarter of 2009, we created a foreign subsidiary which in turn purchased non-exclusive rights to license our U.S. parent company’s intellectual property for approximately $16 million. The implementation of this structure resulted in the usage of $6.7 million in deferred tax attributes and substantially contributed to our estimated annual tax rate of 250 percent. Our deferred tax asset, net of valuation allowance, was $3.9 million and $12.7 million at March 31, 2009 and December 31, 2008 respectively. This license arrangement has been implemented as part of our world-wide tax planning strategy and allows us to shift tax exposure from foreign subsidiaries to the U.S. parent. As we have tax attributes in the U.S. in the form of net operating loss carryforwards and tax credits, this strategy allows us to minimize and/or more effectively manage our cash taxes paid.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, is intended to help the reader understand Interstate Hotels & Resorts Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated interim financial statements and the accompanying notes and the MD&A included in our Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Quarterly Report on Form 10-Q and the information incorporated by reference herein, we make some “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and other similar terms and phrases. Any statements in this document about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Overview and Outlook

Our Business — We are a leading hotel real estate investor and the nation’s largest hotel management company, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. As of March 31, 2009, we wholly-owned and managed seven hotels with 2,052 rooms and held non-controlling equity interests in 17 joint ventures, which owned or held ownership interests in 49 of our managed properties. As of March 31, 2009, we and our affiliates managed 224 hotel properties with 45,613 rooms and six ancillary service centers (which consist of a convention center, a spa facility, two restaurants and two laundry centers), in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland. Our portfolio of managed properties is diversified by location/market, franchise and brand affiliations, and ownership group(s). We manage hotels represented by more than 30 franchise and brand affiliations in addition to operating 17 independent hotels. Our managed hotels are owned by more than 60 different ownership groups.

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

In 2008, conditions in the lodging industry deteriorated with the sharp decline in the economy and collapse of financial markets. The combination of a deteriorating economy, turbulent financial and credit markets, and rising unemployment eroded consumer confidence and spending, particularly with respect to discretionary spending, such as travel. Likewise, companies reduced or limited travel spending which contributed to significant contraction in hotel room demand in the second half of 2008 and through the first quarter of 2009. The economy continues to be in a severe recession and we anticipate lodging demand will not improve in the near term until the current economic trends reverse course, particularly the contraction in GDP, rising unemployment and lack of liquidity in the credit markets. While we believe current negative conditions will not be permanent, we cannot predict when a meaningful recovery will occur.

Cost-Savings Program — In order to partially mitigate the effects of current economic conditions on the lodging industry and to ensure that we are positioned to meet our short term obligations and liquidity requirements, we implemented a cost-savings program in January 2009 that we now anticipate will reduce corporate overhead during the year by $17 million. The cost-savings program consisted of eliminating 45 corporate positions, reducing pay up to 10 percent for senior management, placing a freeze on merit increases for all corporate employees, suspending the company match for 401(K) and non-qualified deferred compensation plans for 2009, restructuring the corporate bonus plan, reducing the annual fee by 25 percent and eliminating restricted stock grants during 2009 for the company’s board of directors, and reducing all other corporate expenses, including advertising, travel, training, and employee relations expenses.

We have also implemented cost control measures and contingency plans at every hotel in order to hold or reduce salary, energy, maintenance and other overhead costs to ensure the effect to operating margins is minimized during this slowdown. In order to partially mitigate the decrease in demand and maximize our ability to maintain rates, we have focused our properties’ efforts on adjusting the business mix by shifting efforts toward group sales, managing off-peak periods, and increasing sales efforts at both the local and national levels in order to capture the highest amount of available business.

Turnover of Management Contracts — The tightening of the credit markets and the related reduction in hotel real estate transaction activity in 2008 resulted in the stabilization of our managed portfolio after the significant attrition experienced between 2005 and 2007. During the first three months of 2009, we had minimal change in our managed portfolio, with a net loss of two management contracts, one of which was a result of the sale of our equity interest in a joint venture which owned one of our managed properties. In addition, we have an active pipeline of 16 new management contracts for properties under construction or development that will further add to our portfolio over the next several years. The illiquidity in the credit and real estate markets remained throughout the first quarter of 2009. However, as the credit environment improves and hotel real estate transaction activity increases, we believe we will be in position to further grow our managed portfolio.

The following table highlights the contract activity within our managed portfolio:

	Number of	Number of
	Properties	Rooms

As of December 31, 2008	226	46,448
New contracts	1	24
Lost contracts	(3)	(859)

As of March 31, 2009	224	45,613

Unpaid termination fees due to us from Blackstone as of March 31, 2009 for hotels previously sold by Blackstone are $12.5 million. For 21 of the hotels sold and with respect to $10.8 million of the unpaid fees, Blackstone retains the right to replace a terminated management contract during the 48 month payment period with a replacement contract on a different hotel and reduce the amount of any remaining unpaid fees.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-

lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances.

We have discussed those policies that we believe are critical and require judgment in their application in our Annual Report on Form 10-K for the year ending December 31, 2008.

Results of Operations

Operating Statistics

Statistics related to our managed hotel properties (including wholly-owned hotels) are set forth below:

	As of March 31,		Percent Change
	2009	2008	’09 vs. ’08

Hotel Ownership
Number of properties	7	7	—
Number of rooms	2,052	2,045	0.3%
Hotel Management(1)
Properties managed	224	217	3.2%
Number of rooms	45,613	45,252	0.8%

(1)	Statistics related to hotels in which we hold a partial ownership interest through a joint venture or wholly-owned have been included in hotel management.

Hotels under management increased by a net of 7 properties as of March 31, 2009 compared to March 31, 2008, due to the following:

•	We signed 7 new management contracts with Equity Inns, Inc.

•	We obtained 4 additional management contracts FFC Capital Corporation.

•	We signed management contracts for 2 newly built aloft branded hotels developed by our joint venture, IHR Greenbuck Hotel Venture.

•	We secured 9 additional management contracts, including one internationally, with various other owners. These additional contracts were offset by the loss of 15 management contracts from various owners during the period.

The operating statistics related to our wholly-owned hotels on a same-store basis(2) were as follows:

	Three Months Ended
	March 31,		Percent Change
	2009	2008	’09 vs. ’08

Hotel Ownership
RevPAR	$66.29	$78.90	(16.0)%
ADR	$112.08	$121.96	(8.1)%
Occupancy	59.1%	64.7%	(8.7)%

(2)	Operating statistics for our wholly-owned hotels includes our entire portfolio of 7 hotels, including the Sheraton Columbia and the Westin Atlanta Airport, both of which underwent comprehensive renovation programs throughout 2008.

The operating statistics related to our managed hotels, including wholly-owned hotels, on a same-store basis(3) were as follows:

	Three Months Ended
	March 31,		Percent Change
	2009	2008	’09 vs. ’08

Hotel Management
RevPAR	$74.25	$91.83	(19.1)%
ADR	$123.01	$136.37	(9.8)%
Occupancy	60.4%	67.3%	(10.3)%

(3)	We present these operating statistics for the periods included in this report on a same-store basis. We define our same-store hotels as those which (i) are managed or owned by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel, and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the current period being reported. In addition, the operating results of hotels for which we no longer managed as of March 31, 2009 are not included in same-store hotel results for the periods presented herein. Of the 224 properties that we managed as of March 31, 2009, 192 properties have been classified as same-store hotels.

Revenue

Revenue consisted of the following (in thousands):

	Three Months Ended
	March 31,		Percent Change
	2009	2008	’09 vs. ’08

Lodging	$19,036	$23,918	(20.4)%
Management fees	8,351	9,909	(15.7)%
Termination fees	1,246	3,010	(58.6)%
Other	1,884	2,099	(10.2)%
Other revenue from managed properties	132,089	151,014	(12.5)%

Total revenue	$162,606	$189,950	(14.4)%

Lodging

The decrease in lodging revenue of $4.9 million in the first quarter of 2009 compared to the same period in 2008 was primarily due to the significant decrease in revenue per available room (“RevPAR”) of 16.0 percent for our wholly-owned portfolio. The decrease in RevPAR was a result of a significant reduction in occupancy of 8.7 percent along with a decrease in average daily rate (“ADR”) of 8.1 percent because of promotional activity as the economic recession worsened in the first quarter of 2009.

Management fees and termination fees

The decrease in management fee revenue of $1.6 million in the first quarter of 2009 compared to the same period in 2008 was primarily due to the shift in our portfolio mix to more select-service properties from full-service properties, which yield a higher management fee. In addition, the current economic environment and its impact on lodging demand contributed to an additional decrease in management fee revenue in the first quarter of 2009 as management fees are based on a percent of total revenues for the hotels we manage.

The decrease in termination fees of $1.8 million in the first quarter of 2009 compared to the same period in 2008 was primarily due to $1.4 million in termination fees recognized in first quarter of 2008 relating to three properties our Harte IHR joint venture purchased from Blackstone for which all contingencies were removed.

Other revenue from managed properties

These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners, the payments of which are also recorded as “other expenses from managed properties.” The decrease of $18.9 million in other revenue from managed properties in the first quarter of 2009 compared to the same period in 2008 is primarily due to the net loss of full-service properties.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months Ended
	March 31,		Percent Change
	2009	2008	’09 vs. ’08

Lodging	$14,582	$17,025	(14.3)%
Administrative and general	11,238	15,829	(29.0)%
Depreciation and amortization	3,841	4,274	(10.1)%
Restructuring costs	831	—	100.0%
Asset impairments and write-offs	—	1,112	(100.0)%
Other expenses from managed properties	132,089	151,014	(12.5)%

Total operating expenses	$162,581	$189,254	(14.1)%

Lodging

The decrease in lodging expense of $2.4 million in the first quarter of 2009 compared to the same period in 2008 was primarily due to a corresponding decrease in lodging revenue and our focus on cost containment at our wholly-owned properties. Although our cost containment efforts have been successful in partially mitigating the decrease in lodging demand, the gross margins of our wholly-owned hotels has decreased from 28.6 percent in the first quarter of 2008 to 22.7 percent in the first quarter of 2009 on a portfolio basis.

Administrative and general

These expenses consisted of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses decreased by $4.6 million for the first quarter of 2009 compared to the same period in 2008 primarily due to the elimination of 45 corporate positions, pay reductions for senior management, and other measures implemented as part of the cost-savings program initiated in January 2009.

Depreciation and amortization

The decrease in depreciation and amortization expense of $0.4 million in the first quarter of 2009 compared to the same period in 2008 was primarily due to a purchase price allocation adjustment related to the Sheraton Columbia in March 2008 which increased the amount allocated to land and decreased the amount allocated to building and improvements.

Restructuring costs

We recognized $0.8 million in restructuring costs associated with our cost-savings program implemented in January 2009. Restructuring costs consisted of severance payments and other benefits for terminated employees.

Asset impairments and write-offs

We had no asset impairment and write-offs in the first quarter of 2009. For the first quarter of 2008, $1.1 million of asset impairments were recorded relating to the termination of management contracts for four properties, three of which were sold by Blackstone and purchased by one of our joint ventures.

Other Income and Expense

Other income and expenses consisted of the following (in thousands):

	Three Months Ended
	March 31,		Percent Change
	2009	2008	’09 vs. ’08

Interest expense, net	$2,807	$3,496	(19.7)%
Equity in (losses) earnings of unconsolidated entities	(798)	2,361	>(100)%
Gain on sale of investments	13	—	100%
Income tax (expense) benefit	(8,916)	151	>(100)%

Interest expense, net

The decrease in net interest expense of $0.7 million in the first quarter of 2009 compared to the same period in 2008 was primarily due to $1.1 million in interest savings as a result of the significantly lower interest rates during the current period. These interest savings were however, offset by a write-off of $0.1 million in deferred financing fees due to the permanent reduction of the Credit Facility’s capacity and a decrease of $0.2 million in interest income also as a result of the significantly lower interest rates.

Equity in (losses) earnings of unconsolidated entities

The decrease of $3.2 million in equity in earnings of unconsolidated entities in the first quarter of 2009 compared to the same period in 2008 was primarily due to the inclusion of $2.4 million in the first quarter of 2008 from the sale of the Doral Tesoro Hotel and Golf Club by one of our joint ventures. Excluding the recognition of income from the sale in 2008, equity in earnings of unconsolidated entities decreased $0.8 million due to decreased activity at certain of our joint venture properties as a result of the slowdown in the economy and its impact on lodging demand.

Income tax (expense) benefit

The increase in income tax expense in the first quarter of 2009 compared to the same period in 2008 was primarily related to the implementation of our world-wide tax planning strategy in the current period. We entered into agreements with certain foreign affiliates whereby these affiliates will license intellectual property from the parent company. This structure results in the recognition of U.S. income tax expense in 2009 for the amount of the upfront payment. The taxes due will be offset by our net operating loss carryforwards resulting in the usage of $6.7 million in deferred tax attributes during the first quarter of 2009, which substantially contributed to our estimated annual income tax rate of 250.0 percent in 2009 compared to 34.5 percent in 2008.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Three Months Ended
	March 31,		Percent Change
	2009	2008	’09 vs. ’08

Cash used in operating activities	$3,124	$2,695	15.9%
Cash used in investing activities	5,297	18,513	(71.4)%
Cash used in (provided by) financing activities	1,550	(21,690)	>100%
Working capital deficit	(172,026)	(3,994)	>(100)%
Cash interest expense	2,483	3,499	(29.0)%
Debt balance	243,995	233,375	4.6%

Operating Activities

The increase in cash used in operating activities for the first quarter of 2009 compared to the same period in 2008 was primarily due to a decrease of $3.3 million in management and termination fees and a decrease of $2.4 million in gross operating income from our wholly-owned hotels as a result of the current economic environment and its impact on lodging demand in the first quarter of 2009. In addition, cash paid for taxes increased $0.2 million in the first quarter of 2009 compared to the same period in 2008. These decreases in operating cash flows were however, partially offset by a reduction of $4.6 million in administrative and general expenses as a result of the cost-savings program we implemented in January 2009 and a reduction of $1.0 million in cash interest expense as a result of the significantly lower interest rates during the current period.

Investing Activities

The major components of the decrease in cash used in investing activities during the first quarter of 2009 compared to the same period in 2008 were:

•	In the first quarter of 2009, we invested a total of $0.8 million in various existing joint ventures while receiving distributions totaling $0.1 million from two joint ventures. In the first quarter of 2008, we made contributions of $13.5 million in joint venture investments, of which $11.1 million was for investments in three new joint ventures and $1.6 million for investment in the Duet Fund. In 2008, we also received a distribution of $1.8 million related to the sale of the Doral Tesoro Hotel & Golf Club by one of our joint ventures. Distributions which are a return of our investment in the joint venture are recorded as investing cash flows, while distributions which are a return on our investment are recorded as operating cash flows.

•	We spent $2.1 million less on property and equipment in the first quarter of 2009 compared to the same period in 2008 as the comprehensive renovation program at the Westin Atlanta was completed in 2008.

•	In the first quarter of 2008, we received additional proceeds of $1.0 million from the sale of BridgeStreet Corporate Housing Worldwide, Inc. and its affiliated subsidiaries in January 2007.

Financing Activities

The decrease in cash provided by financing activities was primarily due to proceeds from borrowings on long-term debt of $22.0 million in the first quarter of 2008 compared to no borrowings made in the first quarter of 2009. We borrowed $22.0 million in the first quarter of 2008 primarily for the major renovations at the Westin Atlanta and the Sheraton Columbia and for investments in new joint ventures.

In the first quarter of 2009, we paid $0.8 million in financing fees in connection with obtaining an amendment and waiver for certain covenants under the Credit Facility and $0.5 million in financing fees with the start of the amendment process to ultimately extend the maturity date of the Credit Facility.

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

As of March 31, 2009, we had $13.0 million in cash on hand and total indebtedness of $244.0 million under our Credit Facility and non-recourse mortgage loans. Our Credit Facility matures in March 2010 and currently consists of a $115.0 million term loan and an $60.3 million revolving loan, of which $48.8 million was drawn as of May 1, 2009. We also have three non-recourse mortgage loans for $24.7 million, $32.8 million and $25.0 million, which mature in November 2009 (with two one-year extensions at our discretion), February 2010 (with two one-year extensions at our discretion) and April 2013, respectively. See Note 8, “Long-Term Debt,” to our consolidated interim financial statements for additional information relating to our Credit Facility and mortgage loans.

In March 2009, we amended the Credit Facility in connection with obtaining a waiver through June 30, 2009 for a covenant requiring continued listing on the NYSE. The amendment increased the spread over the 30-day LIBOR rate to 350 bps from 275 bps and reduced the availability under our revolving loan by $24.7 million from the previous $85.0 million capacity. Furthermore, we agreed to limit our remaining aggregate unutilized balance under the revolving loan during the waiver period to $6.0 million, of which we have $5.3 million available to us for borrowing as of March 31, 2009. The lenders of our Credit Facility will have the right to declare an event of default and accelerate repayment of the outstanding debt under the Credit Facility if there are instances of non-compliance under the NYSE continued listing debt covenant beyond the term of the existing waiver.

We are currently in discussions with our lenders to amend the terms of our Credit Facility, including extending the maturity date and adjusting the above mentioned covenant and other financial related covenants. During this amendment process and in the absence of an acceleration of the maturity of our Credit Facility, we believe we have sufficient liquidity from cash on hand and cash from operations to fund our operating needs for the remainder of 2009. However, the current environment poses significant challenges on our ability to amend the terms of our Credit Facility and no assurance can be given that we will be successful in amending the Credit Facility on acceptable terms, if at all. In addition, the current interest rate on our Credit Facility, which is based on a spread over the 30-day LIBOR rate, was obtained at a point in time when we were able to obtain favorable interest rates and other terms, which we are unlikely to obtain in the amendment process, given the current economic situation. As a result, if we are able to amend the terms of our Credit Facility, we currently expect to pay a greater amount of debt service, which will adversely affect our cash flow, and consequently our cash available for operations, and net income. Should our lenders and/or other counterparties demand immediate repayment of all of our obligations, we will likely be unable to pay such obligations. In such event, we may have to recapitalize, refinance our obligations, sell some or all of our assets or seek to reorganize under Chapter 11 of the United States Bankruptcy Court.

In the first quarter of 2009 and for the remainder of the year, we have and will continue to focus our efforts on cash preservation in order to pay down our outstanding debt under the Credit Facility. In January 2009, we undertook numerous efforts as part of our cost-savings program to minimize our cash outflows which we now anticipate will reduce corporate overhead by $17 million for the full year. In the first quarter of 2009, we have been able to reduce administrative and general expense by $4.6 million compared to the first quarter of 2008. In addition, with the completion of our comprehensive renovation program at the Sheraton Columbia in the first quarter of 2009, we expect capital spending for our wholly-owned portfolio to be minimal for the remainder of the year. We may consider disposing of wholly-owned hotels or other investments during 2009 if we can obtain attractive pricing. We do not expect to make any purchases of hotel properties or significant joint venture investments during the course of the year.

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K. We have discussed changes to our contractual obligations and off-balance sheet arrangements in Note 8, “Long-Term Debt” and Note 10, “Commitments and Contingencies” in the notes to the accompanying financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

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

Item 6.	Exhibits

Exhibit
No.		Description of Document

10.1		Second waiver and Third Amendment to the Senior Secured Credit Facility, dated March 30, 2009, among Interstate Operating Company, L.P., Lehman Brothers Inc. and various other lenders (incorporated by reference to Exhibit 10.12.4 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009).
31	.1*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31	.2*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32	*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith