Form 10-Q/A
period 2009-03-31
INTERSTATE HOTELS & RESORTS INC
filed 2009-05-29
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the “Amendment”) amends the Interstate Hotels & Resorts, Inc. (the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Form 10-Q”), which the Company previously filed with the Securities and Exchange Commission on May 7, 2009. This Amendment is being filed solely to correct a clerical error which resulted in the omission of page 28, “Signature”, as set forth below.
Except as specifically noted above, this Amendment does not amend, modify or update any disclosures contained in the Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-Q on May 7, 2009.
Item 6. Exhibits

Exhibit No.	Description

31.1*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.

31.2*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.

32*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

By:	/s/ Denis S. McCarthy
Denis S. McCarthy
Chief Accounting Officer

Dated: May 7, 2009

28