Form 10-Q
period 2009-06-30
INTERSTATE HOTELS & RESORTS INC
filed 2009-08-05
CIK 1059341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of Common Stock, par value $0.01 per share, outstanding at August 1, 2009 was 32,154,181.

INTERSTATE HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$22,764	$22,924
Restricted cash	7,829	7,174
Accounts receivable, net of allowance for doubtful accounts of $1,399 and $1,432, respectively	21,691	27,775
Due from related parties, net of allowance for doubtful accounts of $0 and $1,465, respectively	2,231	3,688
Deferred income taxes	—	2,990
Prepaid expenses and other current assets	4,473	3,514

Total current assets	58,988	68,065
Marketable securities	1,829	1,676
Property and equipment, net	281,658	282,050
Investments in unconsolidated entities	37,899	41,625
Notes receivable, net of allowance of $1,605 and $2,856, respectively	3,335	4,254
Deferred income taxes	—	9,750
Goodwill	66,046	66,046
Intangible assets, net	15,838	16,353

Total assets	$465,593	$489,819

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,747	$2,491
Salaries and employee related benefits	23,643	28,326
Other accrued expenses	40,709	41,166
Current portion of long-term debt	20,000	161,758

Total current liabilities	86,099	233,741
Deferred compensation	1,832	1,649
Long-term debt	223,708	82,525

Total liabilities	311,639	317,915
Commitments and contingencies (see Note 10)
Equity:
Interstate stockholder’s equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 32,170,981 and 32,154,181 shares issued and outstanding, respectively, at June 30, 2009; 31,859,986 and 31,843,186 shares issued and outstanding, respectively, at December 31, 2008	322	319
Treasury stock	(69)	(69)
Paid-in capital	198,167	197,300
Accumulated other comprehensive loss	(1,127)	(1,521)
Accumulated deficit	(43,591)	(24,407)

Total Interstate stockholders’ equity	153,702	171,622
Noncontrolling interest (redemption value of $42 and $36 at June 30, 2009 and December 31, 2008, respectively)	252	282

Total equity	153,954	171,904

Total liabilities and equity	$465,593	$489,819

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue:
Lodging	$21,225	$25,796	$40,261	$49,714
Management fees	7,260	9,021	14,255	17,544
Management fees-related parties	1,498	1,799	2,854	3,185
Termination fees	1,995	1,194	3,241	4,204
Other	1,508	1,846	3,022	3,434
Other-related parties	531	847	901	1,358

	34,017	40,503	64,534	79,439
Other revenue from managed properties	133,657	157,333	265,746	308,347

Total revenue	167,674	197,836	330,280	387,786
Expenses:
Lodging	15,224	17,510	29,806	34,452
Administrative and general	10,783	15,331	22,021	31,243
Depreciation and amortization	3,849	4,901	7,690	9,175
Restructuring costs	90	—	921	—
Asset impairments and write-offs	236	29	236	1,141

	30,182	37,771	60,674	76,011
Other expenses from managed properties	133,657	157,333	265,746	308,347

Total operating expenses	163,839	195,104	326,420	384,358

OPERATING INCOME	3,835	2,732	3,860	3,428
Interest income	25	280	125	599
Interest expense	(3,126)	(3,333)	(6,033)	(7,148)
Equity in (losses) earnings of unconsolidated entities	(3,713)	535	(4,511)	2,896
Gain on sale of investments	—	—	13	—

(LOSS) INCOME BEFORE INCOME TAXES	(2,979)	214	(6,546)	(225)
Income tax (expense) benefit	(3,733)	(79)	(12,649)	72

NET (LOSS) INCOME	(6,712)	135	(19,195)	(153)
Add: Net loss (income) attributable to noncontrolling interest	5	(1)	11	1

NET (LOSS) INCOME ATTRIBUTABLE TO INTERSTATE STOCKHOLDERS	$(6,707)	$134	$(19,184)	$(152)

(LOSS) EARNINGS PER SHARE:
Basic	$(0.21)	$—	$(0.60)	$—

Diluted	$(0.21)	$—	$(0.60)	$—

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	32,135	31,764	32,030	31,765
Diluted	32,135	32,864	32,030	31,765

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2009	2008

OPERATING ACTIVITIES:
Net loss	$(19,195)	$(153)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,690	9,175
Amortization of deferred financing fees	962	633
Amortization of key money management contracts	842	406
Stock compensation expense	877	890
Discount on notes receivable	(255)	(152)
Bad debt expense	778	1,062
Asset impairments and write-offs	236	1,141
Equity in losses (earnings) from unconsolidated entities	4,511	(2,896)
Operating distributions from unconsolidated entities	73	767
Gain on sale of investments	(13)	—
Deferred income taxes	12,477	(1,290)
Excess tax benefits from share-based payment arrangements	—	80
Changes in assets and liabilities:
Accounts receivable and due from related parties	6,481	3,436
Prepaid expenses and other current assets	(959)	939
Notes receivable related to termination fees	672	(1,023)
Accounts payable and accrued expenses	(4,665)	6,269
Other changes in asset and liability accounts	(21)	(163)

Cash provided by operating activities	10,491	19,121

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,367)	(16,225)
Additions to intangible assets	(1,135)	(3,419)
Contributions to unconsolidated entities	(968)	(19,008)
Distributions from unconsolidated entities	110	1,830
Proceeds from sale of discontinued operations	—	959
Proceeds from sale of investments	13	—
Change in restricted cash	(655)	(1,483)
Change in notes receivable	200	(497)

Cash used in investing activities	(8,802)	(37,843)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	47,000
Repayment of borrowings	(575)	(28,875)
Excess tax benefits from share-based payments	—	(80)
Proceeds from issuance of common stock	—	1
Financing fees paid	(1,262)	(810)

Cash (used in) provided by financing activities	(1,837)	17,236

Effect of exchange rate on cash	(12)	27
Net decrease in cash and cash equivalents	(160)	(1,459)
CASH AND CASH EQUIVALENTS, beginning of period	22,924	9,775

CASH AND CASH EQUIVALENTS, end of period	$22,764	$8,316

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$5,278	$6,588
Income taxes	892	1,080

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS SUMMARY

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

Our hotel ownership segment includes our wholly-owned hotels and our noncontrolling equity interest investments in hotel properties through unconsolidated entities. Hotel ownership allows us to participate in operations and potential asset appreciation of the hotel properties. As of June 30, 2009, we wholly-owned and managed seven hotels with 2,052 rooms and held non-controlling equity interests in 17 joint ventures, which owned or held ownership interests in 49 of our managed properties. We manage all of the properties within our hotel ownership segment.

We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets to third parties. Our portfolio is diversified by location/market, franchise and brand affiliations, and ownership group(s). The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications, and centralized accounting. As of June 30, 2009, we and our affiliates managed 221 hotel properties with 45,350 rooms and various ancillary service centers (which include convention centers, spa facilities, restaurants and laundry centers), in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland.

Our subsidiary operating partnership, Interstate Operating Company, L.P., indirectly holds substantially all of our assets. We are the sole general partner of that operating partnership. Certain independent third parties and we are limited partners of the partnership. The interests of those third parties are reflected in noncontrolling interest on our consolidated balance sheet. The partnership agreement gives the general partner full control over the business and affairs of the partnership. We own more than 99 percent of Interstate Operating Company, L.P.

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

The report from our independent registered public accounting firm included in our Form 10-K for the year ended December 31, 2008 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our Form 10-K included discussion and disclosure related to potential Credit Facility covenant violations related to the possible delisting of our common stock on the New York Stock Exchange (“NYSE”) and uncertainty with respect to our ability to meet a financial debt covenant regarding our total leverage ratio in the fourth quarter of 2009. In July 2009, we successfully amended the terms of our Credit Facility which, among other things, eliminated the NYSE listing requirement, eliminated the total leverage ratio debt covenant and extended the maturity of our debt from March 2010 to March 2012. Additionally, in July 2009, we were successful in appealing the NYSE delisting notice and our common stock resumed trading on the NYSE on July 29, 2009. Our Amended Credit Facility (as defined in Note 8, “Long-Term Debt”) and our mortgage debt include various other financial covenants. Our business continues to be adversely impacted by the economic recession and the decreased

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

demand for travel, however, based on our most recent financial projections, we expect to meet all debt covenant requirements for the remainder of 2009. We also believe we have sufficient liquidity to meet our obligations.

In our opinion, the accompanying unaudited consolidated interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. Such estimates and assumptions affect reported asset and liability amounts, as well as the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of our results for the entire year. These consolidated financial statements include our accounts and the accounts of all of our majority owned subsidiaries. We eliminate all intercompany balances and transactions. We evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through August 5, 2009, the date these financial statements were issued.

Related Parties

Our managed properties for which we also hold a noncontrolling equity interest are included within “due from related parties” on our consolidated balance sheet and “management fees-related parties” and “other-related parties” on our consolidated statement of operations for all periods presented. See Note 4, “Investments in Unconsolidated Entities” for further information on these related party amounts.

Recently Adopted Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 established principles and requirements for subsequent events, including the circumstances under which subsequent events or transactions are recognized and disclosed in the financial statements. SFAS 165 became effective for us as of June 30, 2009 and additional disclosure as to the date through which subsequent events have been evaluated has been included in Note 2, “Summary of Significant Accounting Policies — General.”

In April 2009, the FASB issued three Staff Positions that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 established a new model for measuring other-than-temporary impairments for debt securities, including the establishment of criteria for when to recognize a write-down through earnings versus other comprehensive income. All of these Staff Positions were effective for us beginning April 1, 2009. The adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. These provisions became effective for us as of January 1, 2009 and did not impact the computation of EPS for the periods presented herein.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. We adopted this Staff Position during this quarter and have included additional fair value disclosures in Note 7, “Fair Value of Financial and Derivative Instruments”. The adoption of the FSP did not have a material impact on our results of operations, financial position or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009 and revise our disclosures and references to specific accounting guidance as necessary.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 eliminates FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 is effective beginning January 1, 2010, and for interim periods within that first period, with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for transfers of financial assets beginning January 1, 2010, and in interim periods within those fiscal years with earlier adoption prohibited. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1 which amends FASB Statement No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the Staff Position, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5.” FSP FAS 141(R)-1 is effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2009	2008

Net (loss) income	$(6,712)	$135
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss)	42	(28)
Unrealized (loss) gain on cash flow hedge instrument	(134)	552
Unrealized gain on investments	27	39

Comprehensive (loss) income	(6,777)	698
Less: Comprehensive loss (income) attributable to noncontrolling interest	6	(1)

Comprehensive (loss) income attributable to stockholders	$(6,771)	$697

	Six Months Ended June 30,
	2009	2008

Net loss	$(19,195)	$(153)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(23)	(17)
Unrealized (loss) gain on cash flow hedge instrument	(279)	101
Unrealized gain on investments	19	40

Comprehensive loss	(19,478)	(29)
Less: Comprehensive loss attributable to noncontrolling interest	12	1

Comprehensive loss attributable to stockholders	$(19,466)	$(28)

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

Investments in unconsolidated entities consist of the following (in thousands, except number of hotels):

	Number of	Our Equity	June 30,	December 31,
	Hotels	Participation	2009	2008

Equity method investments
Amitel Holdings joint venture	6	15.0%	$4,344	$4,291
Budget Portfolio Properties, LLC	22	10.0%	894	1,370
Cameron S-Sixteen Broadway, LLC	1	15.7%	798	844
Cameron S-Sixteen Hospitality, LLC	1	10.9%	152	188
CNL/IHC Partners, L.P.	3	15.0%	3,313	3,047
Harte IHR joint venture	4	20.0%	10,318	10,933
IHR Greenbuck joint venture	2	15.0%	1,911	2,170
IHR Invest Hospitality Holdings, LLC	2	15.0%	3,484	3,647
IHR/Steadfast Hospitality Management, LLC(1)	—	50.0%	829	719
JHM Interstate Hotels India Ltd(1)	—	50.0%	289	500
MPVF IHR Lexington, LLC	1	5.0%	981	992
Steadfast Mexico, LLC	3	10.3%	1,730	1,676
Other equity method investments	3	various	41	59

Total equity method investments	48		29,084	30,436

Cost method investments
Duet Fund(2)	—	—	6,251	6,251
RQB Resort/Development Investors, LLC(3)	1	10.0%	—	2,512
Other cost method investments	—	—	2,564	2,426

Total cost method investments			8,815	11,189

Total investments in unconsolidated entities	49		$37,899	$41,625

(1)	Hotel number is not listed as this joint venture owns a management company.

(2)	Hotel number is not listed as this fund is in the process of developing hotels.

(3)	We hold Limited Partnership Units in this joint venture which entitles us to a preferred return on our investment.

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

We had net related party accounts receivable for management fees and reimbursable costs from the hotels owned by unconsolidated entities of $2.2 million and $3.6 million as of June 30, 2009 and December 31, 2008, respectively. We earned related party management fees from our unconsolidated entities of $1.5 million and $2.9 million for the three and six months ended June 30, 2009, respectively, and $1.8 million and $3.1 million for the three and six months ended June 30, 2008, respectively. We earned other revenues, consisting primarily of accounting and purchasing fees and capital project management revenue, from our unconsolidated entities of $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively, and $0.8 million and $1.4 million for the three and six months ended June 30, 2008, respectively.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recoverability of the carrying values of our investments in unconsolidated entities is dependent upon the cash flows generated by the underlying hotel assets. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying assets could result in future impairment losses or the inability to recover the carrying value of these interests. We continuously monitor the operating results of the underlying hotel assets for any indicators of other than temporary impairment to our joint venture investments. The debt of all investees is non-recourse to us, other than for customary non-recourse carveout provisions such as environmental conditions, misuse of funds and material misrepresentations, and we do not guarantee any of our investees’ obligations. We are not the primary beneficiary or controlling investor in any of these joint ventures. Where we exert significant influence over the activities of the investee, we account for our interest under the equity method.

In June 2009, we recognized an impairment loss of $3.0 million related to our investment in RQB Resort/Development Investors, LLC, which owns the Sawgrass Marriott Resort and Spa, as current and projected operating cash flows have been lower than anticipated. We performed a discounted cash flow analysis using level 3 inputs in accordance with SFAS 157 and determined that it is unlikely that we will be able to recover our investment in this joint venture. The level 3 inputs we used in our analysis were based on assumptions about the forecasted future cash flow of the property, growth rate, and inflation. The impairment loss is included in equity in losses of unconsolidated entities on our consolidated statement of operations.

The combined summarized results of operations of our outstanding unconsolidated entities for the three and six months ended June 30, 2009 and 2008 are presented below (in thousands):

	Three Months Ended June 30,
	2009	2008

Revenue	$46,232	$58,345
Operating expenses	33,672	40,044
Net loss	(2,076)	(2,234)

	Six Months Ended June 30,
	2009	2008

Revenue	$90,187	$97,695
Operating expenses	66,816	68,094
Net loss	(11,690)	(776)

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Land	$29,712	$29,712
Furniture and fixtures	33,636	32,919
Building and improvements	240,322	235,543
Leasehold improvements	6,113	6,109
Computer equipment	3,266	3,228
Software	2,362	2,475

Total	315,411	$309,986
Less accumulated depreciation	(33,753)	(27,936)

Property and equipment, net	$281,658	$282,050

6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Management contracts	$22,592	$21,955
Franchise fees	1,925	1,925
Deferred financing fees	5,658	4,295

Total cost	30,175	28,175
Less accumulated amortization	(14,337)	(11,822)

Intangible assets, net	$15,838	$16,353

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

In May 2008, we placed a mortgage on the Sheraton Columbia and capitalized $0.6 million as deferred financing fees. In connection with our entrance into the Credit Facility in 2007, we recorded $3.0 million of deferred financing fees, and in March 2009, we recorded an additional $0.8 million of deferred financing fees associated with obtaining an amendment and waiver for a debt covenant under the Credit Facility requiring our continued listing on the NYSE, all of which were amortized over the term of the Credit Facility. In March 2009, we capitalized $0.5 million of deferred financing fees as part of the amendment process completed on July 10, 2009 resulting in the Amended Credit Facility (as defined in Note 8, “Long-Term Debt” below). In July 2009, we incurred an additional $4.0 million in financing fees related to the Amended Credit Facility. We will begin amortization of these fees in the third quarter and will amortize over the new term of the Amended Credit Facility. Amortization of deferred financing fees is included in interest expense. See Note 8, “Long-Term Debt,” for additional information related to the Credit Facility and the Amended Credit Facility.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We amortize the value of our intangible assets, all of which have definite useful lives, over their estimated useful lives which generally correspond with the expected terms of the associated management, franchise, or financing agreements. We incurred amortization expense on our management contracts and franchise fees of $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2008, respectively. We also amortized deferred financing fees in the amount of $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2008, respectively.

Upon termination of a management agreement, we write off the entire value of the intangible asset related to the terminated contract as of the date of termination. In the first six months of 2009, we recognized $0.2 million in management contract impairment charges related to five properties that were sold during the period for which the management contract was terminated. In the first six months of 2008, we recognized management contract impairment charges of $1.1 million, related to six properties that were sold in 2008 for which the management contract was terminated. We assess the recorded value of our management contracts and their related amortization periods as circumstances warrant.

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

Our goodwill is related to our hotel management segment. We perform our annual assessment of the recoverability of goodwill during October of each year. We performed an updated evaluation for impairment as of December 31, 2008, and based on the then most recent operating forecasts for 2009 and beyond, we concluded that our goodwill was not impaired. At each reporting period, we consider the need to update our most recent annual impairment test based on management’s assessment of changes in our business, economic environment and other factors occurring after the most recent evaluation. Management concluded there were no events during the three months ended June 30, 2009 that would require an updated assessment.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS

The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3

Assets:
Interest rate caps (included within intangible assets, net)	$151	$—	$151	$—
Marketable securities	1,829	1,829	—	—

Total:	$1,980	$1,829	$151	$—

Liabilities:
Interest rate collar (included within other accrued expenses)	$1,272	$—	$1,272	$—
Deferred compensation	1,832	1,832	—	—

Total:	$3,104	$1,832	$1,272	$—

FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and FSP FAS 107-1 require disclosure of the fair value of financial instruments for which it is practical to estimate fair value. In addition to the financial instruments and related fair values disclosed in the table above, the carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. Our long-term debt is primarily variable rate and therefore, also approximates fair value. For our cost method investments, reasonable estimates of fair value could not be obtained without incurring excessive costs as quoted market prices of such investments are not available.

8.	LONG-TERM DEBT

Our long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008

Senior credit facility — term loan	$112,413	$112,988
Senior credit facility — revolver loan	48,770	48,770
Mortgage debt	82,525	82,525

Total long-term debt	243,708	244,283
Less current portion	(20,000)	(161,758)

Long-term debt, net of current portion	$223,708	$82,525

Credit Facility

In 2007, we closed on a senior secured credit facility (“Credit Facility”) with various lenders which consisted of a $115.0 million term loan and a $85.0 million revolving loan. In March 2009, we amended certain terms of this Credit Facility in connection with obtaining a waiver through June 30, 2009 for a debt covenant requiring our continued listing on the NYSE. This amendment increased the spread over the 30-day LIBOR rate to 350 basis points (“bps”) from 275 bps and reduced the availability under our revolving loan by $24.7 million to $60.3 million. Furthermore, we agreed to limit our remaining aggregate unutilized balance under the revolving loan during the waiver period to $6.0 million. Under the Credit Facility, we were required to make quarterly payments on the term

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan of approximately $0.3 million until its maturity date, along with a commitment fee of 0.50 percent on any unused capacity under our revolving loan. The Credit Facility was to mature in March 2010. The Credit Facility also contained covenants that included maintenance of certain financial ratios at the end of each quarter, compliance reporting requirements and other customary restrictions. At June 30, 2009, we were in compliance with the loan covenants of the Credit Facility.

The actual interest rates on both the revolving loan and term loan depend on the results of certain financial tests. As of June 30, 2009, based on those financial tests, borrowings under the term loan and the revolving loan bore interest at the 30-day LIBOR rate plus 350 bps. See the “Interest Rate Caps and Collar” section for the effective interest rate as of June 30, 2009 for the Credit Facility, giving effect to our interest rate hedging activities. We incurred interest expense of $1.7 million and $3.0 million on the Credit Facility for the three and six months ended June 30, 2009, respectively, and $2.2 million and $5.0 million for the three and six months ended June 30, 2008, respectively.

On July 10, 2009, we amended and restated the Credit Facility to extend its maturity date from March 2010 to March 2012 and converted the Credit Facility’s then outstanding balance of $161.2 million to a new term loan along with an $8.0 million revolving credit line. The new term loan requires a repayment of principal of $20.0 million by March 9, 2010, which has been presented as a current liability on our balance sheet as of June 30, 2009, and another $20.0 million by March 9, 2011. In addition, the amended and restated credit agreement (“Amended Credit Facility”) requires us to make quarterly payments against the outstanding principal balance of the new term loan equal to Excess Free Cash Flow (as defined in the agreement). Any payments resulting from Excess Free Cash Flow will be applied against the $20 million repayment requirements in March 2010 and March 2011.

Interest on borrowings under this amended and restated senior secured credit facility (“Amended Credit Facility”) ranges from LIBOR plus 550 bps to LIBOR plus 700 bps subject to a LIBOR floor of 200 bps. The actual rate for both the revolving credit line and term loan under the Amended Credit Facility depends on the results of certain financial tests. As of August 5, 2009, based on those financial tests, borrowings under both the revolving credit line and the term loan bore interest at a rate of LIBOR plus 550 bps. In addition, PIK (payment-in-kind) interest of 200 bps through March 2011 and 300 bps thereafter is payable at maturity. To the extent that amounts under the revolving credit line remain unused, we pay a commitment fee of 1.0 percent per annum of the average daily unused portion of the facility commitment. An $80 thousand annual Administrative Agent fee is to be paid to Bank of America, N.A. for acting as the administrative agent.

As with the original agreement, the debt under the Amended Credit Facility is guaranteed by certain of our existing subsidiaries and secured by pledges of certain ownership interests, owned hospitality properties, and other collateral. The Amended Credit Facility contains two financial covenants. The debt service coverage ratio covenant requires that we maintain a debt service coverage ratio of not less than 1.75 to 1.00. The minimum hotel management business EBITDA covenant requires that we maintain trailing four quarter management business EBITDA of not less than $9.0 million. As with the original agreement, our Amended Credit Facility also contains covenants that include compliance reporting requirements and other customary restrictions.

Mortgage Debt

The following table summarizes our mortgage debt as of June 30, 2009:

	Principal	Maturity	Spread Over	Interest Rate as of
	Amount	Date	LIBOR(1)	June 30, 2009

Hilton Arlington	$24.7 million	November 2009	135 bps	1.73%
Hilton Houston Westchase	$32.8 million	February 2010	135 bps	1.73%
Sheraton Columbia	$25.0 million	April 2013	200 bps	3.03%

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The interest rate for the Hilton Arlington and Hilton Houston Westchase mortgage debt is based on a 30-day LIBOR, whereas, the interest rate for the Sheraton Columbia mortgage is based on a 90-day LIBOR.

For the Hilton Arlington and the Hilton Houston Westchase mortgage loans, we are required to make interest-only payments until these loans mature, with two optional one-year extensions at our discretion, which we intend to exercise, to extend the maturity date beyond the date indicated. Based on the terms of these mortgage loans, prepayments cannot be made during the first year after they have been entered. After one year, a penalty of 1 percent is assessed on any prepayments. The penalty is reduced ratably over the course of the second year. There is no penalty for prepayments made during the third year. For the Sheraton Columbia mortgage loan, we are required to make interest-only payments until April 2011. Beginning May 2011, the loan will amortize based on a 25-year period through maturity. The loan bears interest at a rate of LIBOR plus 200 bps and based on the terms of this mortgage loan, a penalty of 0.5 percent is assessed on any prepayments made during the first year. We incurred interest expense related to our mortgage loans of $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2008, respectively.

Interest Rate Caps and Collar

We have entered into three interest rate cap agreements in order to provide a hedge against the potential effect of future interest rate fluctuations. The interest rate caps are not designed as hedging derivatives under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The change in fair value for these interest rate cap agreements was $0.1 million and $0.1 million for the three and six months ended June 30, 2009, respectively, and is recognized as interest expense in our consolidated statement of operations. The following table summarizes our interest rate cap agreements as of June 30, 2009:

		Maturity	30-Day LIBOR
	Amount	Date	Cap Rate

October 2006 (Hilton Arlington mortgage loan)	$24.7 million	November 2009	7.25%
February 2007 (Hilton Westchase mortgage loan)	$32.8 million	February 2010	7.25%
April 2008 (Sheraton Columbia mortgage loan)	$25.0 million	May 2013	6.00%

On January 11, 2008, we entered into an interest rate collar agreement for a notional amount of $110.0 million to hedge against the potential effect of future interest rate fluctuations underlying our Credit Facility. The interest rate collar consists of an interest rate cap at 4.0 percent and an interest rate floor at 2.47 percent on the 30-day LIBOR rate. We are to receive the effective difference of the cap rate and the 30-day LIBOR rate, should LIBOR exceed the stated cap rate. If, however, the 30-day LIBOR rate should fall to a level below the stated floor rate, we are to pay the effective difference. The interest rate collar became effective January 14, 2008, with monthly settlement dates on the last day of each month beginning January 31, 2008, and maturing January 31, 2010. At the time of inception, we designated the interest rate collar to be a cash flow hedge. We use the regression method to evaluate hedge effectiveness on a quarterly basis. The effective portion of the change in fair value for the interest rate collar agreement was $0.2 million and $0.5 million for the three and six months ended June 30, 2009 which was recorded in other comprehensive income. For the three and six months ended June 30, 2009, we reclassified $0.6 million and $1.1 million, respectively, from accumulated other comprehensive income into interest expense on our consolidated statement of operations. As of June 30, 2009, the effective interest rate for our Credit Facility giving effect to the interest rate collar was 7.22 percent.

For the fair value of interest rate cap and collar agreements as of June 30, 2009 and the location of these derivative instruments on our consolidated balance sheet, see Note 7, “Fair Value of Financial and Derivative Instruments.” We review quarterly our exposure to counterparty risk related to our interest rate cap and interest rate collar agreements. Based on the credit worthiness of our counterparties, we believe our counterparties will be able to perform their obligations under these agreements.

INTERSTATE HOTELS & RESORTS, INC.

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

Hotel ownership includes our wholly-owned hotels and our noncontrolling equity interest investments in hotel properties through unconsolidated entities. For the hotel ownership segment presentation, we have allocated internal management fee expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2009, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2008, respectively, for our wholly-owned hotels. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Interest expense related to hotel mortgages and other debt drawn specifically to finance the hotels is included in the hotel ownership segment. We have also allocated restructuring costs of $0 thousand and $24 thousand for the three and six months ended June 30, 2009, respectively, to the hotel ownership segment. There were no similar restructuring costs for the three and six months ended June 30, 2008.

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

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated

Three months ended June 30, 2009
Revenue	$21,225	$12,792	$—	$34,017
Depreciation and amortization	2,922	833	94	3,849
Operating expense	15,818	9,637	878	26,333

Operating income (loss)	2,485	2,322	(972)	3,835
Interest income	5	20	—	25
Interest expense	(3,126)	—	—	(3,126)
Gain on sale of investments	—	—	—	—
Equity in earnings of unconsolidated entities	(3,713)	—	—	(3,713)

Income (loss) before income taxes	$(4,349)	$2,342	$(972)	$(2,979)

Capital expenditures	$1,218	$115	$29	$1,362
Three months ended June 30, 2008
Revenue	$25,796	$14,707	$—	$40,503
Depreciation and amortization	3,784	1,001	116	4,901
Operating expense	18,471	13,177	1,222	32,870

Operating income (loss)	3,541	529	(1,338)	2,732
Interest income	148	132	—	280
Interest expense	(3,333)	—	—	(3,333)
Equity in earnings of unconsolidated entities	535	—	—	535

Income (loss) before income taxes	$891	$661	$(1,338)	$214

Capital expenditures	$8,547	$501	$75	$9,123

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated

Six months ended June 30, 2009
Revenue	$40,261	$24,273	$—	$64,534
Depreciation and amortization	5,808	1,691	191	7,690
Operating expense	30,965	19,391	2,628	52,984

Operating income (loss)	3,488	3,191	(2,819)	3,860
Interest income	15	110	—	125
Interest expense	(6,033)	—	—	(6,033)
Gain on sale of investments	—	—	13	13
Equity in earnings of unconsolidated entities	(4,511)	—	—	(4,511)

Income (loss) before income taxes	$(7,041)	$3,301	$(2,806)	$(6,546)

Total assets	$325,429	$114,437	$25,727	$465,593
Capital expenditures	$5,573	$635	$159	$6,367
Six months ended June 30, 2008
Revenue	$49,714	$29,725	$—	$79,439
Depreciation and amortization	6,968	1,976	231	9,175
Operating expense	35,829	28,493	2,514	66,836

Operating income (loss)	6,917	(744)	(2,745)	3,428
Interest income	350	249	—	599
Interest expense	(7,148)	—	—	(7,148)
Equity in earnings of unconsolidated entities	2,896	—	—	2,896

Income (loss) before income taxes	$3,015	$(495)	$(2,745)	$(225)

Total assets	$336,825	$121,979	$36,496	$495,300
Capital expenditures	$15,307	$799	$119	$16,225

Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands)(1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Russia	$329	$180	$575	$358
Other	$128	$123	$232	$207

(1)	Management fee revenues from our managed properties in Mexico are recorded through our joint venture, IHR/Steadfast Hospitality Management, LLC, and as such, are included in equity in earnings of unconsolidated entities in our consolidated statement of operations for all periods presented.

A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 37.6 percent of our managed properties as of June 30, 2009, and 45.9 percent and 45.6 percent of our base and incentive management fees for the three and six months ended June 30, 2009.

10.	COMMITMENTS AND CONTINGENCIES

Insurance Matters

As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate a timely and efficient settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of June 30, 2009, 30 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we will be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on currently available information, we believe the ultimate resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Insurance Receivables and Reserves

Our insurance captive subsidiary earns insurance revenues through direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims and claim settlement expenses. We provide a reinsurance layer between the primary and excess carrier that we manage through our captive insurance subsidiary. Consultants determine loss reserves and we evaluate the adequacy of the amount of reserves based on historical claims and future estimates. At June 30, 2009 and December 31, 2008, our reserve for claims was $1.2 million and $1.9 million, respectively.

Commitments Related to Management Agreements and Hotel Ownership

Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $1.5 million to these hotel owners in the form of advances or loans. The timing or amount of working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.

In connection with our wholly-owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of June 30, 2009, we had ongoing renovation and property improvement projects with remaining expected costs to complete of approximately $3.1 million.

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

Guarantees

On May 1, 2008, our wholly-owned subsidiary which owns the Sheraton Columbia hotel entered into a mortgage which is non-recourse to us, other than for customary non-recourse carveout provisions. However, in order to obtain this mortgage we entered into a guarantee agreement in favor of the lender which requires prompt completion and payment of the required improvements as defined in the agreement. These required improvements are included in the property improvement plan, as required by the brand franchise agreement and are subject to change based upon changes in the construction budget. As of June 30, 2009, the required improvements were substantially complete with remaining required improvements of approximately $0.9 million remaining. Based on the substantial completion of these required improvements, we do not believe any amounts will be funded under this guarantee.

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit

As of June 30, 2009, we had a $1.25 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on December 31, 2010. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, the lender has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on our consolidated balance sheet. We also had a letter of credit outstanding in the amount of $1.0 million in favor of our insurance carriers that issue surety bonds on behalf of the properties we manage which expires on November 20, 2009. We are required by the insurance carriers to deliver these letters of credit to cover their risk in the event the properties default on their required payments related to the surety bonds.

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

INTERSTATE HOTELS & RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the six months ended June 30, 2009 and 2008, we granted 594,000 shares and 844,414 shares, respectively, of restricted stock to members of senior management. The restricted stock awards granted vest ratably over four years, except for our chief executive officer, whose awards vest over three years based on his employment agreement. No stock options were granted for the six months ended June 30, 2009 and 2008.

We recognized restricted stock and stock option expense of $0.4 million and $0.9 million in the consolidated statement of operations for the three and six months ended June 30, 2009, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, there was $3.1 million of unrecognized compensation cost related to unvested stock awards granted under our compensation plans. The cost is expected to be recognized over a weighted-average recognition period of 2.3 years.

12.	INCOME TAXES

In accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), we evaluate our deferred tax assets periodically to determine if valuation allowances are required. The valuation allowance reflects management’s judgment about the existence of sufficient taxable income to utilize related deferred tax assets over the foreseeable future. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, current and expected future industry and economic conditions, current and cumulative losses, forecasts of future profitability, future reversals of existing temporary differences and the duration of statutory carryforward periods. During the three months ended June 30, 2009, we established a full valuation allowance against our remaining net deferred tax assets as we determined it is more likely than not that we will not be able to utilize these assets in the foreseeable future, in part due to the uncertain and volatile market conditions. Our deferred tax asset, net of valuation allowance, was $0 and $12.7 million at June 30, 2009 and December 31, 2008, respectively. The aggregate valuation allowance at June 30, 2009 is $50.1 million. As of June 30, 2009, our effective annual tax rate was calculated to be 1.2 percent.

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

Overview and Outlook

Our Business — We are a leading hotel real estate investor and the nation’s largest hotel management company, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. As of June 30, 2009, we wholly-owned and managed seven hotels with 2,052 rooms and held non-controlling equity interests in 17 joint ventures, which owned or held ownership interests in 49 of our managed properties. As of June 30, 2009, we and our affiliates managed 221 hotel properties with 45,350 rooms and various ancillary service centers (which include convention centers, spa facilities, restaurants and laundry centers), in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland. Our portfolio of managed properties is diversified by location/market, franchise and brand affiliations, and ownership group(s). We manage hotels represented by more than 30 franchise and brand affiliations in addition to operating 18 independent hotels. Our managed hotels are owned by more than 60 different ownership groups.

The severe economic recession, tight credit markets and negative consumer sentiment contributed to a very challenging operating environment for us during the first six months of 2009. We experienced contraction in demand for hotel rooms across every segment as both business and leisure travelers reduced discretionary spending. Consequently, revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy for our wholly-owned and managed properties decreased. As a result, management fee revenue decreased as management fees are based on a percentage of hotel revenues. In addition, lodging revenues decreased as they were directly affected by the trends in the industry as whole as well as the markets in which our wholly-owned hotels are located. During these uncertain periods, we maintained our focus and continued to execute on our strategy of preserving cash and strengthening our balance sheet, maximizing profitability through reducing costs, and retaining and growing our management contract business.

The report from our independent registered public accounting firm included in our Form 10-K for the year ended December 31, 2008 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern due to potential Credit Facility covenant violations. In July 2009, we successfully amended the terms of our Credit Facility to extend the maturity date from March 2010 to March 2012 and restructure existing financial and non-financial covenants. See Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Long-Term Debt,” to our consolidated interim financial statements for further information and additional details on our Amended Credit Facility.

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

In 2008, conditions in the lodging industry deteriorated with the sharp decline in the economy and collapse of financial markets. The combination of a deteriorating economy, turbulent financial and credit markets, and rising unemployment eroded consumer confidence and spending, particularly with respect to discretionary spending, such as travel. Likewise, companies reduced or limited travel spending which contributed to significant contraction in hotel room demand in the second half of 2008 and through the first half of 2009. The economy continues to be in a severe recession and we anticipate lodging demand will not improve in the near term until the current economic trends reverse course, particularly the contraction in GDP, rising unemployment and lack of liquidity in the credit markets. While we believe current negative conditions will not be permanent, we cannot predict when a meaningful recovery will occur.

Cost-Savings Program — In order to partially mitigate the effects of current economic conditions on the lodging industry and to ensure that we are positioned to meet our short term obligations and liquidity requirements, we implemented a cost-savings program in January 2009 that we anticipate will reduce corporate overhead during the year by $17 million. The cost-savings program consisted of eliminating 45 corporate positions, reducing pay up to 10 percent for senior management, placing a freeze on merit increases for all corporate employees, suspending the company match for 401(K) and non-qualified deferred compensation plans for 2009, restructuring the corporate bonus plan, reducing the annual fee by 25 percent and eliminating restricted stock grants during 2009 for the company’s board of directors, and reducing all other corporate expenses, including advertising, travel, training, and employee relations expenses. In the six months ended June 30, 2009, we have already been able to reduce administrative and general expense by $9.2 million compared to the same period in 2008.

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

Turnover of Management Contracts — The tightening of the credit markets and the related reduction in hotel real estate transaction activity between 2008 and 2009 resulted in the stabilization of our managed portfolio after the significant attrition experienced between 2005 and 2007. During the second quarter of 2009, we had minimal change in our managed portfolio, with a net loss of three management contracts. In addition, we have an active pipeline, which includes 13 signed management contracts for properties under construction or development, that will further add to our portfolio over the next several years. The illiquidity in the credit and real estate markets remained throughout the second quarter of 2009. However, as the credit environment improves and hotel real estate transaction activity increases, we believe we will be in position to further grow our managed portfolio.

The following table highlights the contract activity within our managed portfolio:

	Number of	Number of
	Properties	Rooms

As of December 31, 2008	226	46,448
New contracts	4	651
Lost contracts	(9)	(1,749)

As of June 30, 2009	221	45,350

Unpaid termination fees due to us from Blackstone as of June 30, 2009 for hotels previously sold by Blackstone are $11.0 million. For 21 of the hotels sold and with respect to $9.6 million of the unpaid fees, Blackstone retains the right to replace a terminated management contract during the 48 month payment period with a replacement contract on a different hotel and reduce the amount of any remaining unpaid fees.

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

Recently Issued Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” to our consolidated interim financial statements for additional information relating to recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Results of Operations

Operating Statistics

Statistics related to our managed hotel properties (including wholly-owned hotels) are set forth below:

	As of June 30,		Percent Change
	2009	2008	’09 vs. ’08

Hotel Ownership
Number of properties	7	7	—
Number of rooms	2,052	2,045	0.3%
Hotel Management(1)
Properties managed	221	221	—
Number of rooms	45,350	45,960	(1.3)%

(1)	Statistics related to hotels in which we hold a partial ownership interest through a joint venture or wholly-owned have been included in hotel management.

The operating statistics related to our wholly-owned hotels on a same-store basis(2) were as follows:

	Three Months Ended
	June 30,		Percent Change
	2009	2008	’09 vs. ’08

Hotel Ownership
RevPAR	$73.38	$87.79	(16.4)%
ADR	$107.18	$122.69	(12.6)%
Occupancy	68.5%	71.6%	(4.3)%

	Six Months Ended
	June 30,		Percent Change
	2009	2008	’09 vs. ’08

Hotel Ownership
RevPAR	$69.85	$83.34	(16.2)%
ADR	$109.43	$122.34	(10.6)%
Occupancy	63.8%	68.1%	(6.3)%

(2)	Operating statistics for our wholly-owned hotels includes our entire portfolio of 7 hotels, including the Sheraton Columbia and the Westin Atlanta Airport, both of which underwent comprehensive renovation programs throughout 2008.

The operating statistics related to our managed hotels, including wholly-owned hotels, on a same-store basis(3) were as follows:

	Three Months Ended
	June 30,		Percent Change
	2009	2008	’09 vs. ’08

Hotel Management
RevPAR	$81.81	$104.08	(21.4)%
ADR	$122.30	$140.26	(12.8)%
Occupancy	66.9%	74.2%	(9.8)%

	Six Months Ended
	June 30,		Percent Change
	2009	2008	’09 vs. ’08

Hotel Management
RevPAR	$77.54	$97.52	(20.5)%
ADR	$122.15	$137.89	(11.4)%
Occupancy	63.5%	70.7%	(10.2)%

(3)	We present these operating statistics for the periods included in this report on a same-store basis. We define our same-store hotels as those which (i) are managed or owned by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel, and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the current period being reported. In addition, the operating results of hotels for which we no longer managed as of June 30, 2009 are not included in same-store hotel results for the periods presented herein. Of the 221 properties that we managed as of June 30, 2009, 193 properties have been classified as same-store hotels.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Revenue

Revenue consisted of the following (in thousands):

	Three Months Ended
	June 30,		Percent Change
	2009	2008	’09 vs. ’08

Lodging	$21,225	$25,796	(17.7)%
Management fees	8,758	10,820	(19.1)%
Termination fees	1,995	1,194	67.1%
Other	2,039	2,693	(24.3)%
Other revenue from managed properties	133,657	157,333	(15.0)%

Total revenue	$167,674	$197,836	(15.2)%

Lodging

The decrease in lodging revenue of $4.6 million in the second quarter of 2009 compared to the same period in 2008 was primarily due to the significant decrease in RevPAR of 16.4 percent for our wholly-owned portfolio. The decrease in RevPAR was a result of a reduction in occupancy of 4.3 percent driven by the ongoing economic recession, along with a significant decrease in ADR of 12.6 percent. ADR was negatively impacted by increasingly intense competition within each market as travel demand decreased, along with corporate travel and meeting planners requiring rate reductions to secure continued business.

Management fees and termination fees

The decrease in management fee revenue of $2.1 million in the second quarter of 2009 compared to the same period in 2008 was primarily due to the current economic environment and its impact on lodging demand as management fees are based on a percent of total revenues for the hotels we manage.

The increase in termination fees of $0.8 million in the second quarter of 2009 compared to the same period in 2008 was primarily due to $0.7 million in termination fees recognized in the second quarter of 2009 relating to two properties sold by Sunstone Hotel Investors, one of which continued under our management for the new owner.

Other revenue from managed properties

These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners, the payments of which are also recorded as “other expenses from managed properties.” The decrease of $23.7 million in other revenue from managed properties in the second quarter of 2009 compared to the same period in 2008 is primarily due to the cost control measures implemented at our managed properties, which included reductions in salary and certain other costs.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months Ended
	June 30,		Percent Change
	2009	2008	’09 vs. ’08

Lodging	$15,224	$17,510	(13.1)%
Administrative and general	10,783	15,331	(29.7)%
Depreciation and amortization	3,849	4,901	(21.5)%
Restructuring costs	90	—	100%
Asset impairments and write-offs	236	29	>100%
Other expenses from managed properties	133,657	157,333	(15.0)%

Total operating expenses	$163,839	$195,104	(16.0)%

Lodging

The decrease in lodging expense of $2.3 million in the second quarter of 2009 compared to the same period in 2008 was primarily due to a corresponding decrease in lodging revenue and our focus on cost containment at our wholly-owned properties. Although our cost containment efforts have been successful in partially mitigating the decrease in lodging demand, the gross margin of our wholly-owned hotels has decreased from 31.7 percent in the second quarter of 2008 to 27.6 percent in the second quarter of 2009 on a portfolio basis.

Administrative and general

These expenses consisted of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses decreased by $4.5 million for the second quarter of 2009 compared to the same period in 2008 primarily due to the elimination of 45 corporate positions, pay reductions for senior management, and other measures implemented as part of the cost-savings program initiated in January 2009, combined with a reduction of $1.5 million in legal fees.

Depreciation and amortization

The decrease in depreciation and amortization expense of $1.1 million in the second quarter of 2009 compared to the same period in 2008 was primarily due to a decrease in depreciation expense of $0.7 million and $0.2 million for the Westin Atlanta Airport and the Sheraton Columbia, respectively, as the furniture, fixtures and equipment acquired with the properties were fully depreciated and replaced during their comprehensive renovation programs.

Asset impairments and write-offs

For the three months ended June 30, 2009, we recognized impairment losses of $0.2 million related to management contracts for two properties that were sold during the quarter, one of which was retained as a managed property under the new owner. For the second quarter of 2008, less than $0.1 million of asset impairment was recorded related to two properties.

Other Income and Expense

Other income and expenses consisted of the following (in thousands):

	Three Months Ended
	June 30,		Percent Change
	2009	2008	’09 vs. ’08

Interest expense, net	$3,101	$3,053	1.6%
Equity in (losses) earnings of unconsolidated entities	(3,713)	535	>(100)%
Income tax expense	3,733	79	>100%

Equity in (losses) earnings of unconsolidated entities

The decrease of $4.2 million in equity in earnings of unconsolidated entities in the second quarter of 2009 compared to the same period in 2008 was primarily due to a $3.0 million impairment charge recorded on our investment in the RQB Resort/Development Investors, LLC joint venture. The sole property owned by this joint venture, the Sawgrass Marriott Resort and Spa, has experienced lower than anticipated current and projected operating cash flows. There were no similar charges in the second quarter of 2008. Furthermore, other joint ventures experienced losses during the quarter given the challenging economic and operating conditions.

Income tax (expense) benefit

In the first quarter of 2009, we entered into a foreign intellectual property license transaction which was designed to accelerate the utilization of certain U.S. tax attributes. This attributed to our effective annual tax rate of (250.4) percent for the first quarter of 2009. In the second quarter of 2009, we established a full valuation allowance against our net deferred tax assets. As a result, our effective annual tax rate was determined to be 1.2 percent during the second quarter.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Revenue

Revenue consisted of the following (in thousands):

	Six Months Ended
	June 30,		Percent Change
	2009	2008	’09 vs. ’08

Lodging	$40,261	$49,714	(19.0)%
Management fees	17,109	20,729	(17.5)%
Termination fees	3,241	4,204	(22.9)%
Other	3,923	4,792	(18.1)%
Other revenue from managed properties	265,746	308,347	(13.8)%

Total revenue	$330,280	$387,786	(14.8)%

Lodging

The decrease in lodging revenue of $9.5 million in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to the significant decrease in RevPAR of 16.2 percent for our wholly-owned portfolio. The decrease in RevPAR was a result of a reduction in occupancy of 6.3 percent driven by the ongoing economic recession, along with a significant decrease in ADR of 10.6 percent. ADR was negatively impacted by increasingly intense competition within each market as travel demand decreased, along with corporate travel and meeting planners requiring rate reductions to secure continued business.

Management fees and termination fees

The decrease in management fee revenue of $3.6 million in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to the current economic environment and its impact on lodging demand as management fees are based on a percent of total revenues for the hotels we manage.

The decrease in termination fees of $1.0 million in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to $1.4 million in termination fees recognized in the first quarter of 2008 relating to three properties our Harte IHR joint venture purchased from Blackstone for which all contingencies were removed.

Other revenue from managed properties

These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners, the payments of which are also recorded as “other expenses from managed properties.” The decrease of $42.6 million in other revenue from managed properties in the six months ended June 30, 2009 compared to the same period in 2008 is primarily due to the cost control measures implemented at our managed properties, which included reductions in salary and certain other costs.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Six Months Ended
	June 30,		Percent Change
	2009	2008	’09 vs. ’08

Lodging	$29,806	$34,452	(13.5)%
Administrative and general	22,021	31,243	(29.5)%
Depreciation and amortization	7,690	9,175	(16.2)%
Restructuring costs	921	—	100.0%
Asset impairments and write-offs	236	1,141	(79.3)%
Other expenses from managed properties	265,746	308,347	(13.8)%

Total operating expenses	$326,420	$384,358	(15.1)%

Lodging

The decrease in lodging expense of $4.6 million in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a corresponding decrease in lodging revenue and our focus on cost containment at our wholly-owned properties. Although our cost containment efforts have been successful in partially mitigating the decrease in lodging demand, the gross margin of our wholly-owned hotels has decreased from 30.2 percent in the six months ended June 30, 2008 to 25.3 percent in the six months ended June 30, 2009 on a portfolio basis.

Administrative and general

These expenses consisted of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses decreased by $9.2 million for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to the elimination of 45 corporate positions, pay reductions for senior management, and other measures implemented as part of the cost-savings program initiated in January 2009, combined with a reduction of $2.3 million in legal fees.

Depreciation and amortization

The decrease in depreciation and amortization expense of $1.5 million in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease in depreciation expense of $0.7 million and $0.5 million for the Westin Atlanta Airport and the Sheraton Columbia, respectively, as the furniture, fixtures and equipment acquired with these properties were fully depreciated and replaced during their comprehensive renovation programs.

Restructuring costs

We recognized $0.9 million in restructuring costs associated with our cost-savings program implemented in January 2009. Restructuring costs consisted of severance payments and other benefits for terminated employees. There were no similar charges during the same period in 2008.

Asset impairments and write-offs

For the six months ended June 30, 2009, we recognized impairment losses of $0.2 million related to management contracts for two properties that were sold during the year, one of which was retained as a managed property under the new owner. In the first six months of 2008, $1.1 million of asset impairments were recorded relating to the termination of management contracts for six properties, three of which were sold by Blackstone and purchased by one of our joint ventures.

Other Income and Expense

Other income and expenses consisted of the following (in thousands):

	Six Months Ended
	June 30,		Percent Change
	2009	2008	’09 vs. ’08

Interest expense, net	$5,908	$6,549	(9.8)%
Equity in (losses) earnings of unconsolidated entities	(4,511)	2,896	>(100)%
Gain on sale of investments	13	—	100%
Income tax (expense) benefit	(12,649)	72	>(100)%

Interest expense, net

The decrease in net interest expense of $0.6 million in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to $1.1 million in interest savings as a result of the significantly lower interest rates during the current period. These interest savings were, however, offset by a decrease of $0.5 million in interest income also as a result of the significantly lower interest rates.

Equity in (losses) earnings of unconsolidated entities

The decrease of $7.4 million in equity in earnings of unconsolidated entities in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a $3.0 million impairment charge recorded in the second quarter of 2009 related to our investment in the RQB Resort/Development Investors, LLC joint venture and the inclusion of $2.4 million of earnings in 2008 from the sale of the Doral Tesoro Hotel and Golf Club by another one of our joint ventures. Absent these items, equity in earnings of unconsolidated entities decreased $2.0 million due to decreased operating results at certain of our joint venture properties as a result of the slowdown in the economy and its impact on lodging demand.

Income tax (expense) benefit

The increase in income tax expense for the six months ended June 30, 2009 compared to the same period in 2008 was primarily related to the full valuation allowance we established during the quarter as we determined that it is more likely than not that we will not be able to utilize our deferred tax assets in the foreseeable future.

Liquidity, Capital Resources and Financial Position

Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Six Months Ended
	June 30,		Percent Change
	2009	2008	’09 vs. ’08

Cash provided by operating activities	$10,491	$19,121	(45.1)%
Cash used in investing activities	(8,802)	(37,843)	(76.7)%
Cash (used in) provided by financing activities	(1,837)	17,236	>(100)%
Working capital deficit	27,111	22,445	20.8%
Cash interest expense	5,278	6,588	(19.9)%
Debt balance	243,708	229,788	6.1%

Operating Activities

The decrease in cash used in operating activities for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease of $4.6 million in management and termination fees and a decrease of $4.8 million in gross operating income from our wholly-owned hotels as a result of the current economic environment and its impact on lodging demand in the first half of 2009.

Investing Activities

The major components of the decrease in cash used in investing activities during the six months ended June 30, 2009 compared to the same period in 2008 were:

•	In the first half of 2009, we invested a total of $1.0 million in various existing joint ventures while receiving distributions totaling $0.1 million from two joint ventures. In the first half of 2008, we made contributions of $19.0 million in joint venture investments, of which $11.1 million was for investments in three new joint ventures and $6.3 million for investment in the Duet Fund. In 2008, we also received a distribution of $1.8 million related to the sale of the Doral Tesoro Hotel & Golf Club by one of our joint ventures. Distributions which are a return of our investment in the joint venture are recorded as investing cash flows, while distributions which are a return on our investment are recorded as operating cash flows.

•	We spent $9.9 million less on property and equipment in the first half of 2009 compared to the same period in 2008 as the comprehensive renovation program at the Westin Atlanta was completed in 2008.

•	In the first half of 2008, we received additional proceeds of $1.0 million from the sale of BridgeStreet Corporate Housing Worldwide, Inc. and its affiliated subsidiaries in January 2007.

Financing Activities

The decrease in cash provided by financing activities was primarily due to net borrowings on long-term debt of $18.1 million during the first half of 2008 compared to a net repayment of $0.6 million during the first half of 2009. We borrowed $18.1 million in the first half of 2008 primarily for the major renovations at the Westin Atlanta and the Sheraton Columbia and for investments in new joint ventures.

In the first half of 2009, we paid $0.8 million in financing fees in connection with obtaining an amendment and waiver for certain covenants under the Credit Facility and $0.5 million in financing fees associated with the start of the amendment process to extend the maturity date of the Credit Facility which was completed on July 10, 2009.

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

As of June 30, 2009, we had $22.8 million in cash on hand and total indebtedness of $243.7 million under our Credit Facility and non-recourse mortgage loans. Our Credit Facility was to mature in March 2010 and as of June 30, 2009 consisted of a $115.0 million term loan and a $60.3 million revolving loan. On July 10, 2009, we successfully amended the Credit Facility to extend the maturity date from March 2010 to March 2012 and converted the Credit Facility’s then outstanding balance of $161.2 million to a new term loan along with an $8 million revolving credit line. The new term loan requires a repayment of principal of $20 million by March 9, 2010 and another $20 million by March 9, 2011. In addition, the Amended Credit Facility requires us to make quarterly payments against the outstanding principal balance of the new term loan equal to Excess Free Cash Flow (as defined in the agreement). Any payments resulting from Excess Free Cash Flow will be applied against the $20 million repayment requirements in March 2010 and March 2011. Interest on borrowings under the Amended Credit Facility ranges from LIBOR plus 550 bps to LIBOR plus 700 bps, subject to a LIBOR floor of 200 bps. In addition, PIK (payment-in-kind) interest of 200 bps through March 2011 and 300 bps thereafter is payable at maturity.

We also have three non-recourse mortgage loans for $24.7 million, $32.8 million and $25.0 million, which mature in November 2009 (with two one-year extensions at our discretion), February 2010 (with two one-year extensions at our discretion) and April 2013, respectively. See Note 8, “Long-Term Debt,” to our consolidated interim financial statements for additional information relating to our Credit Facility, Amended Credit Facility and mortgage loans.

In the first half of 2009 and for the remainder of the year, we have and will continue to focus our efforts on cash preservation. In January 2009, we undertook numerous efforts as part of our cost-savings program to minimize our cash outflows which we now anticipate will reduce corporate overhead by $17 million for the full year. In the six months ended June 30, 2009, we have been able to reduce administrative and general expense by $9.2 million compared to the same period in 2008. In addition, with the completion of our comprehensive renovation program at the Sheraton Columbia in the first half of 2009, we expect capital spending for our wholly-owned portfolio to be minimal for the remainder of the this year and through 2010.

We believe we have sufficient liquidity from cash on hand and cash from operations to fund our operating needs for the remainder of 2009. However, with the mandatory repayment of $20 million by March 9, 2010 as required under the Amended Credit Facility, we expect to execute on a plan including selling one of our wholly-owned properties and placing a mortgage on one of our unencumbered wholly-owned properties prior to the repayment dates. We will continue to preserve our cash by minimizing our cash outflows during the rest of the year and through 2010 to ensure we have sufficient liquidity.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the information provided in Item 7A in our Annual Report on Form 10-K regarding our market risk.

Item 4T.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

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

Item 6.	Exhibits

Exhibit
No.		Description of Document

10	.1*	First Amended and Restated Senior Secured Credit Agreement, dated July 10, 2009, among Interstate Operating Company, L.P., Banc of America Securities LLC and various other lenders.
31	.1*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.
31	.2*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.
32	*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.

By:	/s/ Bruce A. Riggins
Bruce A. Riggins
Chief Financial Officer

Dated: August 5, 2009