Form 10-Q
period 2009-09-30
INTERSTATE HOTELS & RESORTS INC
filed 2009-11-04
CIK 1059341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File Number 1-14331
Interstate Hotels & Resorts, Inc.

Delaware	52-2101815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4501 North Fairfax Drive, Ste 500
Arlington, VA	22203
(Address of Principal Executive Offices)	(Zip Code)
www.ihrco.com
This Form 10-Q can be accessed at no charge through the above website.
(703) 387-3100
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock, par value $0.01 per share, outstanding at November 1, 2009 was 32,155,431.

INTERSTATE HOTELS & RESORTS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements
INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,939	$22,924
Restricted cash	6,615	7,174
Accounts receivable, net of allowance for doubtful accounts of $2,380 and $1,432, respectively	18,707	27,775
Due from related parties, net of allowance for doubtful accounts of $182 and $1,465, respectively	1,915	3,688
Deferred income taxes	660	2,990
Prepaid expenses and other current assets	4,472	3,514
Assets held for sale	10,687	—

Total current assets	63,995	68,065
Marketable securities	1,995	1,676
Property and equipment, net	265,459	282,050
Investments in unconsolidated entities	36,732	41,625
Notes receivable, net of allowance of $1,605 and $2,856, respectively	3,918	4,254
Deferred income taxes	—	9,750
Goodwill	66,046	66,046
Intangible assets, net	18,109	16,353

Total assets	$456,254	$489,819

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,819	$2,491
Salaries and employee related benefits	22,275	28,326
Other accrued expenses	40,011	41,166
Liabilities related to assets held for sale	327	—
Current portion of long-term debt	20,000	161,758

Total current liabilities	85,432	233,741
Deferred compensation	1,999	1,649
Long-term debt	224,406	82,525

Total liabilities	311,837	317,915
Commitments and contingencies (see Note 10)
Equity:
Interstate stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 250,000,000 shares authorized; 32,172,231 and 32,155,431 shares issued and outstanding, respectively, at September 30, 2009; 31,859,986 and 31,843,186 shares issued and outstanding, respectively, at December 31, 2008	322	319
Treasury stock	(69)	(69)
Paid-in capital	198,516	197,300
Accumulated other comprehensive loss	(743)	(1,521)
Accumulated deficit	(53,842)	(24,407)

Total Interstate stockholders’ equity	144,184	171,622
Noncontrolling interest (redemption value of $80 and $36 at September 30, 2009 and December 31, 2008, respectively)	233	282

Total equity	144,417	171,904

Total liabilities and equity	$456,254	$489,819

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Lodging	$19,243	$22,456	$59,504	$72,170
Management fees	7,004	8,697	21,259	26,241
Management fees-related parties	1,244	1,754	4,098	4,939
Termination fees	1,247	1,446	4,488	5,650
Other	1,576	1,614	4,598	5,048
Other-related parties	473	833	1,374	2,191

	30,787	36,800	95,321	116,239
Other revenue from managed properties	132,137	155,448	397,883	463,795

Total revenue	162,924	192,248	493,204	580,034
Expenses:
Lodging	15,012	16,803	44,818	51,255
Administrative and general	11,374	13,550	33,395	44,793
Depreciation and amortization	3,940	4,886	11,630	14,061
Restructuring costs	27	—	948	—
Asset impairments and write-offs	3,453	282	3,689	1,423

	33,806	35,521	94,480	111,532
Other expenses from managed properties	132,137	155,448	397,883	463,795

Total operating expenses	165,943	190,969	492,363	575,327

OPERATING (LOSS) INCOME	(3,019)	1,279	841	4,707
Interest expense, net	(5,856)	(3,210)	(11,764)	(9,759)
Equity in (losses) earnings of unconsolidated entities	(1,555)	(29)	(6,066)	2,867
Gain on sale of investments	—	—	13	—
Other expense	(157)	—	(157)	—

LOSS BEFORE INCOME TAXES	(10,587)	(1,960)	(17,133)	(2,185)
Income tax benefit (expense)	299	554	(12,350)	626

NET LOSS	(10,288)	(1,406)	(29,483)	(1,559)
Add: Net loss attributable to noncontrolling interest	37	3	48	4

NET LOSS ATTRIBUTABLE TO INTERSTATE STOCKHOLDERS	$(10,251)	$(1,403)	$(29,435)	$(1,555)

BASIC AND DILUTED LOSS PER SHARE:
Basic and diluted loss per share attributable to Interstate stockholders	$(0.32)	$(0.05)	$(0.92)	$(0.05)

Weighted-average shares outstanding, basic and diluted	32,154	31,833	32,072	31,788

The accompanying notes are an integral part of the consolidated financial statements.

INTERSTATE HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(29,483)	$(1,559)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11,630	14,061
Amortization of deferred financing fees	1,988	971
Amortization of key money management contracts	1,282	765
Stock compensation expense	1,245	1,332
Discount on notes receivable	(323)	(232)
Bad debt expense	2,000	1,194
Asset impairments and write-offs	3,689	1,423
Equity in losses (earnings) from unconsolidated entities	6,066	(2,867)
Operating distributions from unconsolidated entities	154	1,302
Gain on sale of investments	(13)	—
Deferred income taxes	11,561	(2,266)
Changes in assets and liabilities:
Accounts receivable and due from related parties	8,002	4,318
Prepaid expenses and other current assets	(995)	280
Notes receivable related to termination fees	906	(789)
Accounts payable and accrued expenses	(4,438)	8,355
Changes in assets and liabilities held for sale	101	—
Other changes in asset and liability accounts	768	(129)

Cash provided by operating activities	14,140	26,159

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,414)	(25,395)
Additions to intangible assets	(1,389)	(3,971)
Contributions to unconsolidated entities	(1,437)	(20,243)
Distributions from unconsolidated entities	110	1,830
Proceeds from sale of discontinued operations	—	959
Proceeds from sale of investments	13	—
Change in restricted cash	559	(972)
Change in notes receivable	(550)	(491)

Cash used in investing activities	(10,108)	(48,283)

FINANCING ACTIVITIES:
Proceeds from borrowings	—	58,535
Repayment of borrowings	(575)	(29,163)
Proceeds from issuance of common stock	—	2
Financing fees paid	(5,419)	(810)

Cash (used in) provided by financing activities	(5,994)	28,564

Effect of exchange rate on cash	(23)	211

Net decrease in cash and cash equivalents	(1,985)	6,651
CASH AND CASH EQUIVALENTS, beginning of period	22,924	9,775

CASH AND CASH EQUIVALENTS, end of period	$20,939	$16,426

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes:
Interest	$8,865	$9,550
Income taxes	1,093	1,542
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
Our hotel ownership segment includes our wholly-owned hotels and our noncontrolling equity interest investments in hotel properties through unconsolidated entities. Hotel ownership allows us to participate in operations and potential asset appreciation of the hotel properties. As of September 30, 2009, we wholly-owned and managed seven hotels with 2,052 rooms and held non-controlling equity interests in 17 joint ventures, which owned or held ownership interests in 49 properties, of which we manage 47.
We manage a portfolio of hospitality properties and provide related services in the hotel, resort and conference center markets to third parties. Our portfolio is diversified by location/market, franchise and brand affiliations, and ownership group(s). The related services provided include insurance and risk management, purchasing and capital project management, information technology and telecommunications, and centralized accounting. As of September 30, 2009, we and our affiliates managed 224 hotel properties with 45,634 rooms and various ancillary service centers (which include convention centers, spa facilities, restaurants and laundry centers), in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland.
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
The report from our independent registered public accounting firm included in our Form 10-K for the year ended December 31, 2008 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our Form 10-K included discussion and disclosure related to potential covenant violations under our Credit Facility (as defined in Note 8, “Long-Term Debt”) related to the possible delisting of our common stock on the New York Stock Exchange (“NYSE”) and uncertainty with respect to our ability to meet a financial debt covenant regarding our total leverage ratio in the fourth quarter of 2009. In July 2009, we successfully amended the terms of our Credit Facility which, among other things, eliminated the NYSE listing requirement, eliminated the total leverage ratio debt covenant and extended the maturity of our debt from March 2010 to March 2012. Additionally, in July 2009, we were successful in appealing the NYSE delisting notice and our common stock resumed trading on the NYSE on July 29, 2009. Our Credit Facility (as amended) and our mortgage debt now include various other financial covenants. Our business continues to be adversely impacted by the economic recession and the decreased demand for travel.
In our opinion, the accompanying unaudited consolidated interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions. Such estimates and assumptions affect reported asset and liability amounts, as well as the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of our results for the entire year. These consolidated financial statements include our accounts and the accounts of all of our majority owned subsidiaries. We eliminate all intercompany balances and transactions. We evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 4, 2009, the date these financial statements were issued.
Related Parties
Our managed properties for which we also hold a noncontrolling equity interest are included within “due from related parties” on our consolidated balance sheet and “management fees-related parties” and “other-related parties” on our consolidated statement of operations for all periods presented.
Recently Adopted Accounting Pronouncements
In June 2009, the FASB issued guidance confirming that the FASB Accounting Standards Codification (the “Codification”) would become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification is now the only authoritative literature regarding U.S. GAAP. All other literature is considered non-authoritative. The Codification did not change U.S. GAAP; instead, it introduced a new structure that is designed to be an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, became effective for us as of September 30, 2009. As such, we have revised our disclosures and references to specific guidance in these interim financial statements to “plain English” and to conform references to the Codification, when necessary.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2009, the FASB issued guidance which eliminated certain exceptions to consolidating qualifying special-purpose entities, contained new criteria for determining the primary beneficiary, and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contained a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying provisions of “Consolidation of Variable Interest Entities”. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This guidance is effective beginning January 1, 2010, and for interim periods within that first period, with earlier adoption prohibited. We will reevaluate our interests in variable interest entities for the period beginning on January 1, 2010 to determine that the entities are reflected properly in the financial statements as investments or consolidated entities. We do not anticipate that the implementation of this guidance will have any material effect on our financial statements.
In June 2009, the FASB issued guidance which eliminated the concept of a qualifying special-purpose entity, created more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarified other sale-accounting criteria, and changed the initial measurement of a transferor’s interest in transferred financial assets. This guidance will be effective for transfers of financial assets beginning January 1, 2010, and in interim periods within those fiscal years with earlier adoption prohibited. We do not anticipate the adoption of this guidance to have a material impact on our consolidated financial statements.
In September 2009, an update was made to “Fair Value Measurements and Disclosures – Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for the company beginning October 1, 2009. We do not anticipate that the implementation of this guidance will have any material effect on our financial statements.

3. STOCKHOLDERS’ EQUITY
Comprehensive Loss
Comprehensive loss consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Net loss	$(10,288)	$(1,406)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain	(55)	110
Unrealized loss on cash flow hedge instrument	—	(100)
Unrealized gain (loss) on investments	71	(3)

Comprehensive loss	(10,272)	(1,399)
Less: Comprehensive loss income attributable to noncontrolling interest	37	3

Comprehensive loss attributable to stockholders	$(10,235)	$(1,396)

	Nine Months Ended
	September 30,
	2009	2008
Net loss	$(29,483)	$(1,559)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain	(78)	92
Unrealized (loss) gain on cash flow hedge instrument	(279)	1
Unrealized gain on investments	90	37

Comprehensive loss	(29,750)	(1,429)
Less: Comprehensive loss attributable to noncontrolling interest	49	4

Comprehensive loss attributable to stockholders	$(29,701)	$(1,425)

Shareholder Rights Plan
On September 24, 2009, our board of directors (“Board of Directors”) adopted a Tax Benefit Preservation Plan (the “Rights Plan”). The purpose of the Rights Plan is to protect shareholder value by attempting to preserve our ability to maximize available federal tax deductions that may be deemed built-in losses under Section 382 of the Internal Revenue Code and to prevent a possible limitation on our ability to use our net operating loss carryforwards (NOLs), capital losses and tax credit carryforwards (the “tax attributes”) to reduce potential future federal income tax obligations. Our ability to use our tax attributes would be limited if there was an “ownership change” as defined by Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our common stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, a dividend distribution of one preferred share right was issued for each outstanding share of common stock to stockholders of record on October 8, 2009. The rights distribution is not taxable to stockholders.
Effective September 24, 2009, if any person or group acquires 4.99% or more of the outstanding shares of common stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned at the time of the Rights Plan’s adoption 4.99% or more of the outstanding shares of common stock will trigger a dilutive event only if they acquire additional shares. The Rights Plan will continue in effect until September 24, 2012, unless it is terminated or redeemed earlier by the Board of Directors. The continuation of the Rights Plan will be submitted to a stockholder vote at the next annual shareholders meeting. The Rights Plan will terminate if shareholder approval is not obtained.

4. INVESTMENTS IN UNCONSOLIDATED ENTITIES
Investments in unconsolidated entities consist of the following (in thousands, except number of hotels):

	Number	Our Equity	September 30,	December 31,
	of Hotels	Participation	2009	2008
Equity method investments
Amitel Holdings joint venture	6	15.0%	$4,389	$4,291
Budget Portfolio Properties, LLC	22	10.0%	283	1,370
Cameron S-Sixteen Broadway, LLC	1	15.7%	832	844
Cameron S-Sixteen Hospitality, LLC	1	10.9%	141	188
CNL/IHC Partners, L.P.	3	15.0%	3,317	3,047
Harte IHR joint venture	4	20.0%	9,794	10,933
IHR Greenbuck joint venture	2	15.0%	1,886	2,170
IHR Invest Hospitality Holdings, LLC	2	15.0%	3,364	3,647
IHR/Steadfast Hospitality Management, LLC(1)	—	50.0%	813	719
JHM Interstate Hotels India Ltd(1)	—	50.0%	530	500
MPVF IHR Lexington, LLC	1	5.0%	928	992
Steadfast Mexico, LLC	3	10.3%	1,597	1,676
Other equity method investments	3	various	43	59

Total equity method investments	48		27,917	30,436

Cost method investments
Duet Fund(2)	—	—	6,251	6,251
RQB Resort/Development Investors, LLC (3)	1	10.0%	—	2,512
Other cost method investments	—	—	2,564	2,426

Total cost method investments			8,815	11,189

Total investments in unconsolidated entities	49		$36,732	$41,625

(1)	Hotel number is not listed as this joint venture owns a management company.

(2)	Hotel number is not listed as this fund is in the process of developing hotels.

(3)	We hold Limited Partnership Units in this joint venture which entitles us to a preferred return on our investment.
In March 2009, we sold our 50.0 percent equity interest in a joint venture that owns the Crowne Plaza St. Louis hotel for $1.0 million of which $0.2 million was paid in cash and recognized in our statement of operations. A note receivable was issued for the remaining $0.8 million. Due to the uncertainty of the collection of the $0.8 million note receivable, which is fully reserved, we will adjust the reserve as we receive future payments.
The recoverability of the carrying values of our investments in unconsolidated entities is dependent upon the cash flows generated by the underlying hotel assets. Future adverse changes in the hospitality and lodging industry, market conditions or poor operating results of the underlying assets could result in future impairment losses or the inability to recover the carrying value of these interests. We continuously monitor the operating results of the underlying hotel assets for any indicators of other than temporary impairment to our joint venture investments. In June 2009, we recognized an impairment loss of $3.0 million within equity in losses of unconsolidated entities on our consolidated statement of operations related to our investment in RQB Resort/Development, LLC, which owns the Sawgrass Marriott Resort and Spa, as current and projected operating cash flows have been lower than anticipated. No other than temporary impairments were recorded for the three months ended September 30, 2009. The debt of all investees is non-recourse to us, other than for customary non-recourse carveout provisions such as environmental conditions, misuse of funds and material misrepresentations, and we do not guarantee any of our investees’ obligations. We are not the primary beneficiary or controlling investor in any of these joint ventures. Where we exert significant influence over the activities of the investee, we account for our interest under the equity method.

The combined summarized results of operations of our outstanding unconsolidated entities for the three and nine months ended September 30, 2009 and 2008 are presented below (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Revenue	$42,705	$58,165
Operating expenses	31,760	39,766
Net loss	(9,447)	(1,222)

	Nine Months Ended
	September 30,
	2009	2008
Revenue	$132,892	$155,860
Operating expenses	98,576	107,860
Net loss	(21,136)	(1,997)
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Land	$28,337	$29,712
Furniture and fixtures	32,075	32,919
Building and improvements	228,663	235,543
Leasehold improvements	6,118	6,109
Computer equipment	3,337	3,228
Software	2,400	2,475

Total	300,930	309,986
Less accumulated depreciation	(35,471)	(27,936)

Property and equipment, net	$265,459	$282,050

6. INTANGIBLE ASSETS AND GOODWILL
Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Management contracts	$22,795	$21,955
Franchise fees	1,865	1,925
Deferred financing fees	6,738	4,295

Total cost	31,398	28,175
Less accumulated amortization	(13,289)	(11,822)

Intangible assets, net	$18,109	$16,353

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
We amortize the value of our intangible assets, all of which have definite useful lives, over their estimated useful lives which generally correspond with the expected terms of the associated management, franchise, or financing agreements. Upon termination of a management agreement, we write off the entire value of the intangible asset related to the terminated contract as of the date of termination. In the first nine months of 2009, we recognized $0.2 million in management contract impairment charges related to two properties that were sold during the period for which the management contract was terminated. In the first nine months of 2008, we recognized management contract impairment charges of $1.4 million, related to nine properties that were sold in 2008 for which the management contract was terminated. We assess the recorded value of our management contracts and their related amortization periods as circumstances warrant.
In connection with the amendment of our Credit Facility on July 10, 2009, we recorded $4.0 million in fees paid to lenders. We will amortize these fees, along with $1.2 million in unamortized fees previously recorded, over the new term of the Credit Facility. Amortization of deferred financing fees is included in interest expense. See Note 8, “Long-Term Debt,” for additional information related to the Credit Facility.

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
Our goodwill is related to our hotel management segment. We perform our annual assessment of the recoverability of goodwill during October of each year. We performed an updated evaluation for impairment as of December 31, 2008, and based on the then most recent operating forecasts for 2009 and beyond, we concluded that our goodwill was not impaired. At each reporting period, we consider the need to update our most recent annual impairment test based on management’s assessment of changes in our business, economic environment and other factors occurring after the most recent evaluation. Management concluded there were no events during the three months ended September 30, 2009 that would require an updated assessment.
7. FAIR VALUE OF FINANCIAL AND DERIVATIVE INSTRUMENTS
The following table sets forth our financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement (in thousands).

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate caps (included within intangible assets, net)	$144	$—	$144	$—
Marketable securities	1,995	1,995	—	—

Total:	$2,139	$1,995	$144	$—

Liabilities:
Interest rate collar (included within other accrued expenses)	$814	$—	$814	$—
Deferred compensation	1,999	1,999	—	—

Total:	$2,813	$1,999	$814	$—

In addition to the financial instruments and related fair values disclosed in the table above, the carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. Our long-term debt is primarily variable rate and therefore, also approximates fair value. For our cost method investments, reasonable estimates of fair value could not be obtained during the interim period without incurring excessive costs as quoted market prices of such investments are not available.
8. LONG-TERM DEBT
Our long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Senior credit facility — term loan	$161,183	$112,988
Senior credit facility — revolver loan	—	48,770
Senior credit facility — PIK	698	—
Mortgage debt	82,525	82,525

Total long-term debt	244,406	244,283
Less current portion	(20,000)	(161,758)

Long-term debt, net of current portion	$224,406	$82,525

Credit Facility
On July 10, 2009, we amended and restated our credit agreement which we entered into in 2007 (as amended, the “Credit Facility”) to extend its maturity date from March 2010 to March 2012 and converted the Credit Facility’s then outstanding balance of $161.2 million to a new term loan along with an $8.0 million revolving credit line. The new term loan requires a repayment of principal of $20.0 million by March 9, 2010, which has been presented as a current liability on our balance sheet as of September 30, 2009, and another $20.0 million by March 9, 2011. In October 2009, we satisfied the first repayment of principal requirement as discussed in “Mortgage Debt” below. In addition, the amended and restated credit agreement requires us to make quarterly payments against the outstanding principal balance of the new term loan equal to Excess Free Cash Flow (as defined in the Credit Facility). Any payments resulting from Excess Free Cash Flow will be applied against the $20.0 million repayment requirements in March 2010 and March 2011. Both the original credit agreement and the amended and restated credit agreement provide for the prepayment of all outstanding amounts at any time without penalty. The amendment and modification was not considered to be a substantial modification as defined by accounting guidance. See Note 6, “Intangible Assets and Goodwill,” for additional information relating to fees paid to the lender and other third-party costs related to the amendment.
Interest on borrowings under the Credit Facility were increased from LIBOR plus 350 basis points (“bps”) to a range of LIBOR plus 550 bps to LIBOR plus 700 bps, subject to a LIBOR floor of 200 bps, as a result of the amendment. The actual rate for both the revolving credit line and term loan under the Credit Facility depend on the results of certain financial tests. As of September 30, 2009, based on those financial tests, borrowings under both the revolving credit line and the term loan bore interest at a rate of LIBOR plus 550 bps. In addition, PIK (payment-in-kind) interest of 200 bps through March 2011 and 300 bps thereafter is payable at maturity. To the extent that amounts under the revolving credit line remain unused, we pay a commitment fee of 1.0 percent per annum of the average daily unused portion of the facility commitment. See the “Interest Rate Caps and Collar” section for the effective interest rate as of September 30, 2009 for our Credit Facility, giving effect to our interest rate hedging activities. We incurred interest expense of $3.7 million and $6.7 million on our Credit Facility for the three and nine months ended September 30, 2009, respectively, and $2.1 million and $7.1 million for the three and nine months ended September 30, 2008, respectively.
The debt under the Credit Facility is guaranteed by certain of our existing subsidiaries and secured by pledges of certain ownership interests, owned hospitality properties, and other collateral. The Credit Facility contains two financial covenants, a covenant which requires that we maintain a debt service coverage ratio of not less than 1.75 to 1.00 and a covenant which requires that we maintain trailing four quarter hotel management business EBITDA of not less than $9.0 million. Our Credit Facility also contains covenants that include compliance reporting requirements and other customary restrictions. At September 30, 2009, we were in compliance with the loan covenants of the Credit Facility.
While we have met our financial covenants as of September 30, 2009, we may violate these financial covenants in future quarters. If we were to violate any financial covenants under our Credit Facility, we would attempt to negotiate with the lenders and seek to obtain waivers or modify certain terms of the Credit Facility. We can provide no assurances that we would be successful in such negotiations or be able to obtain modifications on acceptable terms. If unsuccessful, violation of debt covenants would result in a default, which may then result in additional interest, a reduction of funds available, or the termination of, the Credit Facility and all outstanding amounts under the Credit Facility becoming immediately due and payable.
On October 25, 2009, Capmark Financial Group Inc. (“Capmark”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Capmark’s subsidiary, Capmark Finance Inc. (“Capmark Finance”), is one of the lenders under our Credit Facility. Capmark Finance’s remaining commitment under this Credit Facility is 17.8 percent of the unfunded portion of the $8 million revolving credit line, or approximately $1.4 million as of September 30, 2009. It is uncertain whether future funding requests will be honored by Capmark Finance. We believe that any loss of Capmark Finance’s commitment under this Credit Facility will not be material to us and we expect to generate sufficient cash from operations, the non-recourse mortgage placed on the Westin Atlanta Airport and proceeds from the sale of the Hilton Garden Inn Baton Rouge to meet our liquidity needs and execute our business strategy.
Mortgage Debt
The following table summarizes our mortgage debt as of September 30, 2009:

	Principal	Maturity	Optional	Spread over	Interest Rate as of
	Amount	Date	Maturity Date(1)	LIBOR(2)	September 30, 2009
Hilton Houston Westchase	$32.8 million	February 2010	February 2012	135 bps	1.60%
Hilton Arlington	$24.7 million	November 2010	November 2011	135 bps	1.60%
Sheraton Columbia	$25.0 million	April 2013	April 2013	200 bps	2.48%

(1)	For the Hilton Arlington and the Hilton Houston Westchase mortgage loans, we hold two optional one-year extensions at our discretion to extend the maturity date. We have exercised the first option on the Hilton Arlington mortgage debt and we intend to exercise our options related to the Hilton Houston Westchase mortgage loan. The optional maturity dates indicated in this table represent the maturity date of each mortgage debt if all options at our discretion were to be exercised.

(2)	The interest rate for the Hilton Arlington and Hilton Houston Westchase mortgage debt is based on a 30-day LIBOR, whereas, the interest rate for the Sheraton Columbia mortgage is based on a 90-day LIBOR.
For the Hilton Arlington and the Hilton Houston Westchase mortgage loans, we are required to make interest-only payments until these loans mature. For the Sheraton Columbia mortgage loan, we are required to make interest-only payments until April 2011. Beginning May 2011, the loan will amortize based on a 25-year period through maturity. We incurred interest expense related to our mortgage loans of $0.4 million and $1.4 million for the three and nine months ended September 30, 2009, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2008, respectively. The Sheraton Columbia mortgage loan requires us to maintain a debt service coverage ratio at the property level of not less than 1.15 to 1.00 through April 2010 and 1.20 to 1.00 thereafter. While we are in compliance with the covenant at September 30, 2009, we may violate this covenant in future quarters. If we were to violate this financial covenant, we would attempt to negotiate with the lender and seek to obtain waivers or modify certain terms of the mortgage loan. We can provide no assurances that we would be successful in such negotiations or be able to obtain modifications on acceptable terms. If unsuccessful, the lender would have the right to foreclose on the hotel.
In October 2009, we placed a non-recourse mortgage of $22.0 million on the Westin Atlanta Airport. We are required to make interest-only payments for the first two years of the loan agreement. Beginning November 2011, the loan will amortize over a 25 year period until maturity on October 27, 2014. The loan bears interest at a rate of LIBOR plus 500 bps, subject to a LIBOR floor of 200 bps. Based on the terms of the loan agreement, a penalty of 3 percent is assessed on any prepayments made during the first year and then reduced to 2 percent in the second year and 1 percent in the third year. There is no penalty for prepayments made during and after the fourth year. The loan agreement also contains a financial covenant which requires that we maintain a debt service coverage ratio of not less than 1.50 to 1.00. If we fail to meet this financial covenant, a cash sweep condition would be triggered. The net proceeds were used to pay down the term loan and satisfy the first repayment requirement of $20.0 million through March 2010 under our Credit Facility.
Interest Rate Caps and Collar
We have entered into three interest rate cap agreements in order to provide a hedge against the potential effect of future interest rate fluctuations, however, these interest rate caps were not designated as hedging instruments. The change in fair value for these interest rate cap agreements was $0 and $0.1 million for the three and nine months ended September 30, 2009, respectively, and is recognized as interest expense in our consolidated statement of operations. The following table summarizes our interest rate cap agreements as of September 30, 2009:

		Maturity	30-Day LIBOR
	Amount	Date	Cap Rate
February 2007 (Hilton Westchase mortgage loan)	$32.8 million	February 2010	7.25%
October 2006 (Hilton Arlington mortgage loan)	$24.7 million	November 2010	7.25%
April 2008 (Sheraton Columbia mortgage loan)	$25.0 million	May 2013	6.00%
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
With the amendment to our Credit Facility on July 10, 2009, we de-designated the interest rate collar as a cash flow hedge as certain terms of the original credit agreement, specifically related to interest rates, were amended. Upon de-designation of the interest rate collar agreement, changes in fair value of the derivative are recorded in earnings and amounts previously in accumulated other comprehensive income are reclassified to earnings as the forecasted transactions (payment of interest for variable rate borrowing) affect earnings over the remaining term of the derivative. The change in fair value of the interest rate collar agreement for the three and nine months ended September 30, 2009 was $0.2 million and $0.6 million, respectively. The entire $0.2 million attributable to the change in fair value for the three months ended September 30, 2009 was recorded within other expense in our consolidated statement of operations as a result of the de-designation. For the three and nine months ended September 30, 2009, we also reclassified $0.6 million and $1.7 million, respectively, from accumulated other comprehensive income into interest expense on our consolidated statement of operations. As of September 30, 2009, the effective interest rate for our Credit Facility giving effect to the interest rate collar was 11.01 percent.

For the fair value of interest rate cap and collar agreements as of September 30, 2009 and the location of these derivative instruments on our consolidated balance sheet, see Note 7, “Fair Value of Financial and Derivative Instruments.” We review quarterly our exposure to counterparty risk related to our interest rate cap and interest rate collar agreements. Based on the credit worthiness of our counterparties, we believe our counterparties will be able to perform their obligations under these agreements.
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
Hotel ownership includes our wholly-owned hotels and our noncontrolling equity interest investments in hotel properties through unconsolidated entities. For the hotel ownership segment presentation, we have allocated internal management fee expense of $0.5 million and $1.7 million for the three and nine months ended September 30, 2009, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2008, respectively, for our wholly-owned hotels. These fees are eliminated in consolidation but are presented as part of the segment to present their operations on a stand-alone basis. Interest expense related to hotel mortgages and other debt drawn specifically to finance the hotels is included in the hotel ownership segment. We have also allocated restructuring costs of $0 and $25 thousand for the three and nine months ended September 30, 2009, respectively, to the hotel ownership segment. There were no similar restructuring costs for the three and nine months ended September 30, 2008.
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
Corporate is not a reportable segment but rather includes costs that do not specifically relate to any other single segment of our business. Corporate includes expenses related to our public company structure, certain restructuring costs, Board of Directors costs, audit fees, unallocated corporate interest expense, certain hedge activity, and an allocation for rent and legal expenses. Corporate assets include our cash accounts, deferred tax assets and various other corporate assets.
Capital expenditures include the “purchases of property and equipment” line item from our cash flow statement. All amounts presented are in thousands.

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated
Three months ended September 30, 2009
Revenue	$19,243	$11,544	$—	$30,787
Depreciation and amortization	2,935	916	89	3,940
Operating expense	19,009	9,970	887	29,866

Operating (loss) income	(2,701)	658	(976)	(3,019)
Interest expense, net	(5,806)	(50)	—	(5,856)
Equity in losses of unconsolidated entities	(1,555)	—	—	(1,555)
Other expense	—	—	(157)	(157)

(Loss) income before income taxes	$(10,062)	$608	$(1,133)	$(10,587)

Capital expenditures	$998	$39	$10	$1,047
Three months ended September 30, 2008
Revenue	$22,456	$14,344	$—	$36,800
Depreciation and amortization	3,887	898	101	4,886
Operating expense	17,427	12,346	862	30,635

Operating income (loss)	1,142	1,100	(963)	1,279
Interest expense, net	(3,334)	124	—	(3,210)
Equity in losses of unconsolidated entities	(29)	—	—	(29)

(Loss) income before income taxes	$(2,221)	$1,224	$(963)	$(1,960)

Capital expenditures	$8,810	$315	$45	$9,170

	Hotel	Hotel
	Ownership	Management	Corporate	Consolidated
Nine months ended September 30, 2009
Revenue	$59,504	$35,817	$—	$95,321
Depreciation and amortization	8,743	2,607	280	11,630
Operating expense	49,974	29,361	3,515	82,850

Operating income (loss)	787	3,849	(3,795)	841
Interest expense, net	(11,824)	60	—	(11,764)
Equity in losses of unconsolidated entities	(6,066)	—	—	(6,066)
Gain on sale of investments	—	—	13	13
Other expense	—	—	(157)	(157)

(Loss) income before income taxes	$(17,103)	$3,909	$(3,939)	$(17,133)

Total assets	$320,898	$110,706	$24,650	$456,254
Capital expenditures	$6,571	$674	$169	$7,414
Nine months ended September 30, 2008
Revenue	$72,170	$44,069	$—	$116,239
Depreciation and amortization	10,855	2,874	332	14,061
Operating expense	53,256	40,839	3,376	97,471

Operating income (loss)	8,059	356	(3,708)	4,707
Interest expense, net	(10,120)	361	—	(9,759)
Equity in earnings of unconsolidated entities	2,867	—	—	2,867

Income (loss) before income taxes	$806	$717	$(3,708)	$(2,185)

Total assets	$343,208	$118,377	$45,443	$507,028
Capital expenditures	$24,117	$1,114	$164	$25,395
Revenues from foreign operations, excluding reimbursable expenses, were as follows (in thousands)(1):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Russia	$231	$223	$806	$581
Other	$118	$113	$351	$321

(1)	Management fee revenues from our managed properties in Mexico are recorded through our joint venture, IHR/Steadfast Hospitality Management, LLC, and as such, are included in equity in earnings of unconsolidated entities in our consolidated statement of operations for all periods presented.
A significant portion of our managed properties and management fees are derived from seven owners. This group of owners represents 37.1 percent of our managed properties as of September 30, 2009, and 46.9 percent and 46.0 percent of our base and incentive management fees for the three and nine months ended September 30, 2009.
10. COMMITMENTS AND CONTINGENCIES
Insurance Matters
As part of our management services to hotel owners, we generally obtain casualty (workers’ compensation and general liability) insurance coverage for our managed hotels. In December 2002, one of the carriers we used to obtain casualty insurance coverage was downgraded significantly by rating agencies. In January 2003, we negotiated a transfer of that carrier’s current policies to a new carrier. We have been working with the prior carrier to facilitate settlement of the original 1,213 claims outstanding under the prior carrier’s casualty policies. The prior carrier has primary responsibility for settling those claims from its assets. As of September 30, 2009, 28 claims remained outstanding. If the prior carrier’s assets are not sufficient to settle these outstanding claims, and the claims exceed amounts available under state guaranty funds, we will be required to settle those claims. We are indemnified under our management agreements for such amounts, except for periods prior to January 2001, when we leased certain hotels from owners. Based on currently available information, we believe the ultimate resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Insurance Receivables and Reserves
Our insurance captive subsidiary earns insurance revenues through direct premiums written and reinsurance premiums ceded. Reinsurance premiums are recognized when policies are written and any unearned portions of the premium are recognized to account for the unexpired term of the policy. Direct premiums written are recognized in accordance with the underlying policy and reinsurance premiums ceded are recognized on a pro-rata basis over the life of the related policies. Losses, at present value, are provided for reported claims and claim settlement expenses. We provide a reinsurance layer between the primary and excess carrier that we manage through our captive insurance subsidiary. Consultants determine loss reserves and we evaluate the adequacy of the amount of reserves based on historical claims and future estimates. At September 30, 2009 and December 31, 2008, our reserve for claims was $0.7 million and $1.9 million, respectively.
Commitments Related to Management Agreements and Hotel Ownership
Under the provisions of management agreements with certain hotel owners, we are obligated to provide an aggregate of $0.8 million to these hotel owners in the form of advances or loans. The timing or amount of working capital loans to hotel owners is not currently known as these advances are at the hotel owner’s discretion.
In connection with our wholly-owned hotels, we have committed to provide certain funds for property improvements as required by the respective brand franchise agreements. As of September 30, 2009, we had ongoing renovation and property improvement projects with remaining expected costs to complete of approximately $3.1 million.
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
Guarantees
On May 1, 2008, our wholly-owned subsidiary which owns the Sheraton Columbia hotel entered into a mortgage which is non-recourse to us, other than for customary non-recourse carveout provisions. However, in order to obtain this mortgage we entered into a guarantee agreement in favor of the lender which requires prompt completion and payment of the required improvements as defined in the agreement. These required improvements are included in the property improvement plan, as required by the brand franchise agreement and are subject to change based upon changes in the construction budget. As of September 30, 2009, the required improvements were substantially complete with approximately $0.3 million remaining to be paid for these improvements. Based on the substantial completion of these required improvements, we believe this guarantee will be relieved in the fourth quarter of 2009.
Letters of Credit
As of September 30, 2009, we had a $1.25 million letter of credit outstanding from Northridge Insurance Company in favor of our property insurance carrier. The letter of credit expires on December 31, 2010. We are required by the property insurance carrier to deliver the letter of credit to cover its losses in the event we default on payments to the carrier. Accordingly, the lender has required us to restrict a portion of our cash equal to the amount of the letter of credit, which we present as restricted cash on our consolidated balance sheet. We also had letters of credit outstanding totaling $1.0 million in favor of our insurance carriers that issue surety bonds on behalf of the properties we manage which expires on November 20, 2009. We are required by the insurance carriers to deliver these letters of credit to cover their risk in the event the properties default on their required payments related to the surety bonds.
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

Litigation
In 2008, we reached a settlement with plaintiffs in a class action lawsuit filed against numerous defendants including, Sunstone Hotel Properties, Inc., our subsidiary management company. The lawsuit alleged that the defendants did not compensate hourly employees for break time in accordance with California state labor requirements. The gross settlement agreed upon was $1.7 million, which included approximately $0.5 million to be paid for the plaintiffs’ legal costs and other various administrative costs to oversee payment to the individuals who would participate in the settlement. The remaining $1.2 million of the gross settlement was the maximum amount our subsidiary agreed to pay out to participating plaintiffs in the aggregate. As part of this settlement, we guaranteed that we would make a minimum payment to all participating plaintiffs of at least 50 percent of the proposed settlement, or approximately $0.6 million. Accordingly, we previously recorded an aggregate of $1.1 million for payment of the $0.5 million in plaintiffs’ legal costs and administrative fees and the $0.6 million minimum guaranteed amount to be paid under the settlement to the plaintiffs. Additionally, we also previously recorded the same amount as a receivable as we believed we were entitled to reimbursement for all operating expenses, including all employee related expenses, under the terms of our management contract with the hotel owner. In September 2009, we fully reserved against the previously recorded receivable due to uncertainty regarding reimbursement from the hotel owner. However, we continue to believe we are indemnified under our management contract and will continue to pursue reimbursement. We made cash payments totaling $1.2 million related to this settlement in October 2009.
We are subject to various other claims and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material effect on our financial condition or results of operations.
11. STOCK-BASED COMPENSATION
For the nine months ended September 30, 2009 and 2008, we granted 600,000 shares and 844,414 shares, respectively, of restricted stock to members of senior management. The restricted stock awards granted vest ratably over four years, except for our chief executive officer, whose awards vest over three years based on his employment agreement. No stock options were granted for the nine months ended September 30, 2009 and 2008.
We recognized restricted stock and stock option expense of $0.4 million and $1.2 million in the consolidated statement of operations for the three and nine months ended September 30, 2009, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, there was $2.7 million of unrecognized compensation cost related to unvested stock awards granted under our compensation plans. The cost is expected to be recognized over a weighted-average recognition period of 2.12 years.
12. INCOME TAXES
We evaluate our deferred tax assets periodically to determine if valuation allowances are required. The valuation allowance reflects management’s judgment about the existence of sufficient taxable income to utilize related deferred tax assets over the foreseeable future. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, current and expected future industry and economic conditions, current and cumulative losses, forecasts of future profitability, future reversals of existing temporary differences and the duration of statutory carryforward periods. During the three months ended June 30, 2009, we established a full valuation allowance against our remaining net deferred tax assets as we determined it was more likely than not that we will not be able to utilize these assets in the foreseeable future, in part due to challenging operating conditions which may continue for an uncertain period of time into the future. For the three months ended September 30, 2009, and in connection with the preparation and filing of our 2008 Federal income tax return, we determined that we can carryback certain NOLs to offset taxes paid in 2006. We effectively relieved $0.7 million of the valuation allowance previously recorded as we now anticipate a refund of $0.7 million from this carryback claim. Our deferred tax asset, net of valuation allowance, was $0.7 million and $12.7 million at September 30, 2009 and December 31, 2008, respectively.

13. DISPOSITIONS
On September 21, 2009, we entered into a purchase and sale agreement, subject to customary due diligence, for the Hilton Garden Inn Baton Rouge, a wholly-owned hotel included within our Hotel Ownership segment, for $10.6 million. We expect to close on the sale of the hotel in the fourth quarter of 2009. The hotel was classified as held for sale on our consolidated balance sheet as of September 30, 2009, as detailed in the following table:

September 30,
2009
Accounts receivable, net	$175
Prepaid expenses and other current assets	37
Property and equipment, net	10,425
Intangible assets, net	50

Total assets held for sale	$10,687

Accounts payable	44
Accrued expenses	283

Total liabilities held for sale	$327

An impairment charge of $3.5 million was recorded within asset impairments and write-offs on our consolidated statement of operations for the period ended September 30, 2009 to write down the related carrying amounts to the sale price less estimated cost to sell. The operating results of the hotel have not been reclassified as discontinued operations in our consolidated statements of operations as we expect to have continued significant involvement in the operations of the hotel through a management contract upon closing of the sale transaction.

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
Overview and Outlook
Our Business — We are a leading hotel real estate investor and the nation’s largest hotel management company, as measured by number of rooms under management and gross annual revenues of the managed portfolio. We have two reportable operating segments: hotel ownership (through whole-ownership and joint ventures) and hotel management. As of September 30, 2009, we wholly-owned and managed seven hotels with 2,052 rooms and held non-controlling equity interests in 17 joint ventures, which owned or held ownership interests in 49 properties, of which we manage 47. As of September 30, 2009, we and our affiliates managed 224 hotel properties with 45,634 rooms and various ancillary service centers (which include convention centers, spa facilities, restaurants and laundry centers), in 37 states, the District of Columbia, Russia, Mexico, Canada, Belgium and Ireland. Our portfolio of managed properties is diversified by location/market, franchise and brand affiliations, and ownership group(s). We manage hotels represented by more than 30 franchise and brand affiliations in addition to operating 20 independent hotels. Our managed hotels are owned by more than 60 different ownership groups.
The severe economic recession, tight credit markets and negative consumer sentiment contributed to a very challenging operating environment for us during the first nine months of 2009. We experienced contraction in demand for hotel rooms across every segment as both business and leisure travelers reduced discretionary spending. Consequently, revenue per available room (“RevPAR”), average daily rate (“ADR”) and occupancy for our wholly-owned and managed properties decreased. As a result, management fee revenue decreased as management fees are based on a percentage of hotel revenues. In addition, lodging revenues decreased as they were directly affected by the trends in the industry as whole as well as the markets in which our wholly-owned hotels are located. During these uncertain periods, we maintained our focus and continued to execute on our strategy of preserving cash and strengthening our balance sheet, maximizing profitability through reducing costs, and retaining and growing our management contract business.
The report from our independent registered public accounting firm included in our Form 10-K for the year ended December 31, 2008 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern due to potential Credit Facility covenant violations. In July 2009, we successfully amended the terms of our Credit Facility to extend the maturity date from March 2010 to March 2012 and restructure existing financial and non-financial covenants. See Note 2, “Summary of Significant

Accounting Policies,” and Note 8, “Long-Term Debt,” to our consolidated interim financial statements for further information and additional details on our Credit Facility.
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
In 2008, conditions in the lodging industry deteriorated with the sharp decline in the economy and collapse of financial markets. The combination of a deteriorating economy, turbulent financial and credit markets, and rising unemployment eroded consumer confidence and spending, particularly with respect to discretionary spending, such as travel. Likewise, companies reduced or limited travel spending which contributed to significant contraction in hotel room demand in the second half of 2008 and through the first nine months of 2009. The economy continues to be in a recession and we anticipate lodging demand will not improve in the near term until the current economic trends reverse course, particularly the contraction in GDP, rising unemployment and lack of liquidity in the credit markets. While we believe current negative conditions will not be permanent, we cannot predict when a meaningful recovery will occur.
Cost-Savings Program — In order to partially mitigate the effects of current economic conditions on the lodging industry and to ensure that we are positioned to meet our short term obligations and liquidity requirements, we implemented a cost-savings program in January 2009 that has reduced administrative and general expense by $11.4 million to date. During 2009, we incurred several non-recurring expenses of approximately $1.4 million. Absent these non-recurring items, we anticipate annual savings to be approximately $18 million. The cost-savings program consisted of eliminating 45 corporate positions, reducing pay up to 10 percent for senior management, placing a freeze on merit increases for all corporate employees, suspending the company match for 401(K) and non-qualified deferred compensation plans for 2009, restructuring the corporate bonus plan, reducing the annual fee by 25 percent and eliminating restricted stock grants during 2009 for the company’s Board of Directors, and reducing all other corporate expenses, including advertising, travel, training, and employee relations expenses.
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
Turnover of Management Contracts — The tightening of the credit markets and the related reduction in hotel real estate transaction activity between 2008 and 2009 resulted in the stabilization of our managed portfolio after the significant attrition experienced between 2005 and 2007. During the third quarter of 2009, we had minimal change in our managed portfolio, with a net gain of three management contracts. In addition, we have an active pipeline, which includes 13 signed management contracts for properties under construction or development, that will further add to our portfolio over the next several years. The illiquidity in the credit and real estate markets, and, particularly in the hotel sector, remained throughout the third quarter of 2009. However, as the credit environment improves and hotel real estate transaction activity increases, we believe we will be in position to further grow our managed portfolio.
The following table highlights the contract activity within our managed portfolio:

	Number of	Number of
	Properties	Rooms
As of December 31, 2008	226	46,448
New contracts	10	1,446
Lost contracts	(12)	(2,260)

As of September 30, 2009	224	45,634

Unpaid termination fees due to us from Blackstone as of September 30, 2009 for hotels previously sold by Blackstone are $9.5 million. For 21 of the hotels sold and with respect to $8.3 million of the unpaid fees, Blackstone retains the right to replace a terminated management contract during the 48 month payment period with a replacement contract on a different hotel and reduce the amount of any remaining unpaid fees.

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
Results of Operations
Operating Statistics
Statistics related to our managed hotel properties (including wholly-owned hotels) are set forth below:

	As of September 30,		Percent Change
	2009	2008	’09 vs.’08
Hotel Ownership
Number of properties	7	7	—
Number of rooms	2,052	2,050	—
Hotel Management(1)
Properties managed	224	226	(0.9)%
Number of rooms	45,634	46,194	(1.2)%

(1)	Statistics related to hotels in which we hold a partial ownership interest through a joint venture or wholly-owned have been included in hotel management.
The operating statistics related to our wholly-owned hotels on a same-store basis(2) were as follows:

	Three Months
	Ended September 30,		Percent Change
	2009	2008	’09 vs. ’08
Hotel Ownership
RevPAR	$68.25	$80.03	(14.7)%
ADR	$103.55	$119.07	(13.0)%
Occupancy	65.9%	67.2%	(1.9)%

	Nine Months
	Ended September 30,		Percent Change
	2009	2008	’09 vs. ’08
Hotel Ownership
RevPAR	$69.31	$82.23	(15.7)%
ADR	$107.41	$121.26	(11.4)%
Occupancy	64.5%	67.8%	(4.9)%

(2)	Operating statistics for our wholly-owned hotels includes our entire portfolio of 7 hotels, including the Sheraton Columbia and the Westin Atlanta Airport, both of which underwent comprehensive renovation programs throughout 2008.

The operating statistics related to our managed hotels, including wholly-owned hotels, on a same-store basis(3) were as follows:

	Three Months
	Ended September 30,		Percent Change
	2009	2008	’09 vs. ’08
Hotel Management
RevPAR	$78.97	$99.67	(20.8)%
ADR	$115.29	$135.77	(15.1)%
Occupancy	68.5%	73.4%	(6.7)%

	Nine Months
	Ended September 30,		Percent Change
	2009	2008	’09 vs. ’08
Hotel Management
RevPAR	$78.28	$98.63	(20.6)%
ADR	$119.84	$137.43	(12.8)%
Occupancy	65.3%	71.8%	(9.1)%

(3)	We present these operating statistics for the periods included in this report on a same-store basis. We define our same-store hotels as those which (i) are managed or owned by us for the entirety of the reporting periods being compared or have been managed by us for part of the reporting periods compared and we have been able to obtain operating statistics for the period of time in which we did not manage the hotel, and (ii) have not sustained substantial property damage, business interruption or undergone large-scale capital projects during the current period being reported. In addition, the operating results of hotels for which we no longer managed as of September 30, 2009 are not included in same-store hotel results for the periods presented herein. Of the 224 properties that we managed as of September 30, 2009, 191 properties have been classified as same-store hotels.
Three months ended September 30, 2009 compared to three months ended September 30, 2008
Revenue
Revenue consisted of the following (in thousands):

	Three Months
	Ended September 30,		Percent Change
	2009	2008	’09 vs. ’08
Lodging	$19,243	$22,456	(14.3)%
Management fees	8,248	10,451	(21.1)%
Termination fees	1,247	1,446	(13.8)%
Other	2,049	2,447	(16.3)%
Other revenue from managed properties	132,137	155,448	(15.0)%

Total revenue	$162,924	$192,248	(15.3)%

Lodging
The decrease in lodging revenue of $3.2 million in the third quarter of 2009 compared to the same period in 2008 was primarily due to the significant decrease in RevPAR of 14.7 percent for our wholly-owned portfolio. The decrease in RevPAR was a result of a significant decrease in ADR of 13.0 percent along with a reduction in occupancy of 1.9 percent driven by the ongoing economic recession. ADR was negatively impacted by increasingly intense competition within each market as travel demand decreased, along with corporate travel and meeting planners requiring rate reductions to secure continued business.
Management fees and termination fees
The decrease in management fee revenue of $2.2 million in the third quarter of 2009 compared to the same period in 2008 was primarily due to the current economic environment and its impact on lodging demand as management fees are based on a percent of total revenues for the hotels we manage.

The decrease in termination fees of $0.2 million in the third quarter of 2009 compared to the same period in 2008 was primarily due to the recognition of $0.2 million in the third quarter of 2008 related to the sale by Blackstone of the Radisson Plaza Lexington property to one of our joint ventures.
Other
The decrease in other revenue of $0.4 million in the third quarter of 2009 compared to the same period in 2008 was primarily due to decreased capital project management revenues from our Continental Design & Supply subsidiary as hotel owners curbed capital investment plans significantly in 2009 as a result of the economic slowdown.
Other revenue from managed properties
These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners, the payments of which are also recorded as “other expenses from managed properties.” The decrease of $23.3 million in other revenue from managed properties in the third quarter of 2009 compared to the same period in 2008 is primarily due to the cost control measures implemented at our managed properties, which included reductions in salary and certain other costs.
Operating Expenses
Operating expenses consisted of the following (in thousands):

	Three Months
	Ended September 30,		Percent Change
	2009	2008	’09 vs. ‘08
Lodging	$15,012	$16,803	(10.7)%
Administrative and general	11,374	13,550	(16.1)%
Depreciation and amortization	3,940	4,886	(19.4)%
Restructuring costs	27	—	100%
Asset impairments and write-offs	3,453	282	>100%
Other expenses from managed properties	132,137	155,448	(15.0)%

Total operating expenses	$165,943	$190,969	(13.1)%

Lodging
The decrease in lodging expense of $1.8 million in the third quarter of 2009 compared to the same period in 2008 was primarily due to a corresponding decrease in lodging revenue and our focus on cost containment at our wholly-owned properties. Although our cost containment efforts have been successful in partially mitigating the decrease in lodging demand, the gross margin of our wholly-owned hotels has decreased from 24.6 percent in the third quarter of 2008 to 21.5 percent in the third quarter of 2009 on a portfolio basis.
Administrative and general
These expenses consisted of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses decreased by $2.2 million for the third quarter of 2009 compared to the same period in 2008 primarily due to the elimination of 45 corporate positions, pay reductions for senior management, and other measures implemented as part of the cost-savings program initiated in January 2009.
Depreciation and amortization
The decrease in depreciation and amortization expense of $0.9 million in the third quarter of 2009 compared to the same period in 2008 was primarily due to a decrease in depreciation expense of $0.4 million and $0.5 million for the Westin Atlanta Airport and the Sheraton Columbia, respectively, as the furniture, fixtures and equipment acquired with the properties were fully depreciated and replaced during their comprehensive renovation programs.

Asset impairments and write-offs
For the third quarter of 2009, we recognized an impairment loss of $3.5 million related to the Hilton Garden Inn Baton Rouge to write its carrying value down to the sales price less estimated cost to sell as the property was classified as held for sale during the period. For the third quarter of 2008, $0.3 million of asset impairment was recorded primarily on the termination of the management contract intangible asset related to the sale of the Radisson Plaza Lexington property by Blackstone to our MPVF IHR Lexington, LLC joint venture.
Other Income and Expense
Other income and expenses consisted of the following (in thousands):

	Three Months
	Ended September 30,		Percent Change
	2009	2008	’09 vs. ’08
Interest expense, net	$(5,856)	$(3,210)	82.4%
Equity in losses of unconsolidated entities	(1,555)	(29)	>100%
Other expense	(157)	—	100%
Income tax benefit	299	554	(46.0)%
Interest expense, net
The increase in net interest expense of $2.6 million in the third quarter of 2009 compared to the same period in 2008 was primarily due to certain third party costs incurred associated with the amendment of our Credit Facility, the resulting increase in our interest rate payable on the term loan under the Credit Facility, and additional amortization of deferred financing fees as $4.0 million in financing fees associated with the amendment were recorded during the quarter. Furthermore, as LIBOR remained at levels below the stated floor rate on our interest rate collar agreement during the third quarter of 2009, additional interest expense was incurred as we are required to pay the effective difference.
Equity in losses of unconsolidated entities
The increase in equity in losses of unconsolidated entities of $1.5 million in the third quarter of 2009 compared to the same period in 2008 was primarily due to decreased operating results at substantially all of our joint venture properties as a result of the slowdown in the economy and its impact on lodging demand.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
Revenue
Revenue consisted of the following (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2009	2008	’09 vs. ’08
Lodging	$59,504	$72,170	(17.6)%
Management fees	25,357	31,180	(18.7)%
Termination fees	4,488	5,650	(20.6)%
Other	5,972	7,239	(17.5)%
Other revenue from managed properties	397,883	463,795	(14.2)%

Total revenue	$493,204	$580,034	(15.0)%

Lodging
The decrease in lodging revenue of $12.7 million in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to the significant decrease in RevPAR of 15.7 percent for our wholly-owned portfolio. The decrease in RevPAR was a result of a significant decrease in ADR of 11.4 percent along with a reduction in occupancy of 4.9 percent driven by the ongoing economic recession. ADR was negatively impacted by increasingly intense competition within each market as travel demand decreased, along with corporate travel and meeting planners requiring rate reductions to secure continued business.
Management fees and termination fees
The decrease in management fee revenue of $5.8 million in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to the current economic environment and its impact on lodging demand as management fees are based on a percent of total revenues for the hotels we manage.
The decrease in termination fees of $1.2 million in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to $1.4 million in termination fees recognized in the first quarter of 2008 relating to three properties our Harte IHR joint venture purchased from Blackstone for which all contingencies were removed.
Other
The decrease in other revenue of $1.3 million in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to decreased capital project management revenues from our Continental Design & Supply subsidiary as hotel owners curbed capital investment plans significantly in 2009 as a result of the economic slowdown.
Other revenue from managed properties
These amounts represent the payroll and related costs, and certain other costs of the hotel’s operations that are contractually reimbursed to us by the hotel owners, the payments of which are also recorded as “other expenses from managed properties.” The decrease of $65.9 million in other revenue from managed properties in the nine months ended September 30, 2009 compared to the same period in 2008 is primarily due to the cost control measures implemented at our managed properties, which included reductions in salary and certain other costs.

Operating Expenses
Operating expenses consisted of the following (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2009	2008	’09 vs. ‘08
Lodging	$44,818	$51,255	(12.6)%
Administrative and general	33,395	44,793	(25.4)%
Depreciation and amortization	11,630	14,061	(17.3)%
Restructuring costs	948	—	100%
Asset impairments and write-offs	3,689	1,423	>100%
Other expenses from managed properties	397,883	463,795	(14.2)%

Total operating expenses	$492,363	$575,327	(14.4)%

Lodging
The decrease in lodging expense of $6.4 million in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a corresponding decrease in lodging revenue and our focus on cost containment at our wholly-owned properties. Although our cost containment efforts have been successful in partially mitigating the decrease in lodging demand, the gross margin of our wholly-owned hotels has decreased from 28.5 percent in the nine months ended September 30, 2008 to 24.0 percent in the nine months ended September 30, 2009 on a portfolio basis.
Administrative and general
These expenses consisted of payroll and related benefits for employees in operations management, sales and marketing, finance, legal, human resources and other support services, as well as general corporate and public company expenses. Administrative and general expenses decreased by $11.4 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to the elimination of 45 corporate positions, pay reductions for senior management, and other measures implemented as part of the cost-savings program initiated in January 2009, combined with a reduction of $2.7 million in legal fees.
Depreciation and amortization
The decrease in depreciation and amortization expense of $2.4 million in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease in depreciation expense of $1.1 million and $0.9 million for the Westin Atlanta Airport and the Sheraton Columbia, respectively, as the furniture, fixtures and equipment acquired with these properties were fully depreciated and replaced during their comprehensive renovation programs.
Restructuring costs
We recognized $0.9 million in restructuring costs associated with our cost-savings program implemented in January 2009. Restructuring costs consisted of severance payments and other benefits for terminated employees. There were no similar charges during the same period in 2008.
Asset impairments and write-offs
For the nine months ended September 30, 2009, we recognized impairment losses of $3.7 million, of which $3.5 million related to the Hilton Garden Inn Baton Rouge to write its carrying value down to the sales price less estimated cost to sell as the property was classified as held for sale during the period and $0.2 million was related to the termination of management contracts for two properties that were sold during the year. In the first nine months of 2008, $1.4 million of asset impairments were recorded relating to the termination of management contracts for nine properties.

Other Income and Expense
Other income and expenses consisted of the following (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2009	2008	’09 vs. ’08
Interest expense, net	$(11,764)	$(9,759)	20.5%
Equity in (losses) earnings of unconsolidated entities	(6,066)	2,867	>(100)%
Gain on sale of investments	13	—	100%
Other expense	(157)	—	(100)%
Income tax (expense) benefit	(12,350)	626	>(100)%
Interest expense, net
The increase in net interest expense of $2.0 million in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to additional interest expense of $1.7 million incurred related to our interest rate collar agreement as LIBOR remained at levels below the stated floor rate of the agreement during the year combined with a decrease of $0.7 million in interest income. These increases in interest expense, however, were partially offset by $1.0 million in interest savings on our mortgage loans as a result of the significantly lower interest rates during the year.
Equity in (losses) earnings of unconsolidated entities
The decrease of $8.9 million in equity in earnings of unconsolidated entities in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a $3.0 million impairment charge recorded in the second quarter of 2009 related to our investment in the RQB Resort/Development Investors, LLC joint venture and the inclusion of $2.4 million of earnings in 2008 from the sale of the Doral Tesoro Hotel and Golf Club by another one of our joint ventures. Apart from these items, equity in earnings of unconsolidated entities decreased $3.5 million due to decreased operating results at substantially all of our joint venture properties as a result of the slowdown in the economy and its impact on lodging demand.
Income tax (expense) benefit
The increase in income tax expense for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily related to the full valuation allowance we established during the second quarter of 2009 as we determined that it was more likely than not that we will not be able to utilize our deferred tax assets in the foreseeable future. This increase was partially offset by the relief of $0.7 million in the valuation allowance in the third quarter of 2009 related to a carryback claim that we will file in the fourth quarter of 2009 to recover Federal taxes paid in 2006.
Liquidity, Capital Resources and Financial Position
Key metrics related to our liquidity, capital resources and financial position were as follows (in thousands):

	Nine Months
	Ended September 30,		Percent Change
	2009	2008	’09 vs. ’08
Cash provided by operating activities	$14,140	$26,159	(45.9)%
Cash used in investing activities	(10,108)	(48,283)	(79.1)%
Cash (used in) provided by financing activities	(5,994)	28,564	>(100)%
Working capital deficit	(21,437)	(17,517)	(22.4)%
Cash interest expense	(8,865)	(9,550)	(7.2)%
Debt balance	244,406	241,035	1.4%
Operating Activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease of $7.0 million in management and termination fees and a decrease of $6.2 million in gross operating income from our wholly-owned hotels as a result of the current economic environment and its impact on lodging demand in the first nine months of 2009. These decreases in operating cash flows were, however, partially offset by a decrease of $1.1 million in cash paid for interest and taxes for the nine months ended September 30, 2009.
Investing Activities
The major components of the decrease in cash used in investing activities during the nine months ended September 30, 2009 compared to the same period in 2008 were:
•	In the first nine months of 2009, we invested a total of $1.4 million in various existing joint ventures while receiving distributions totaling $0.1 million from two joint ventures. In the first nine months of 2008, we made contributions of $20.2 million in joint venture investments, of which $12.0 million was for investments in four new joint ventures and $6.3 million for investment in the Duet Fund. In 2008, we also received a distribution of $1.8 million related to the sale of the Doral Tesoro Hotel & Golf Club by one of our joint ventures. Distributions which are a return of our investment in the joint venture are recorded as investing cash flows, while distributions which are a return on our investment are recorded as operating cash flows.
•	We spent $18.0 million less on property and equipment in the first nine months of 2009 compared to the same period in 2008 as the comprehensive renovation program at the Westin Atlanta was completed in 2008 and we curtailed capital expenditures at our wholly-owned hotels in response to economic conditions.
•	In the first nine months of 2008, we received additional proceeds of $1.0 million from the sale of BridgeStreet Corporate Housing Worldwide, Inc. and its affiliated subsidiaries in January 2007.
Financing Activities
The decrease in cash provided by financing activities was primarily due to net borrowings on long-term debt of $29.4 million during the first nine months of 2008 compared to a net repayment of $0.6 million during the first nine months of 2009. We borrowed $29.4 million in the first nine months of 2008 primarily for the major renovations at the Westin Atlanta and the Sheraton Columbia and for investments in new joint ventures.
In the first nine months of 2009, we paid $5.4 million in financing fees primarily related to the amendment of the Credit Facility in July 2009 to ultimately extend the Credit Facility’s maturity date and amend certain covenants under the credit agreement. In the first nine months of 2008, we paid $0.8 million in financing fees in connection with placing a mortgage on the Sheraton Columbia.
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
As of September 30, 2009, we had $20.9 million in cash on hand and total indebtedness of $244.4 million under our Credit Facility and non-recourse mortgage loans. We are subject to compliance with various covenants under the Credit Facility and our mortgage loans. While we have met our financial covenants as of September 30, 2009, we may violate these financial covenants in future quarters. If we were to violate any financial covenants under our Credit Facility or our mortgage loans, we would attempt to negotiate with the lenders and seek to obtain waivers or modify certain terms of the agreements. We can provide no assurances that we would be successful in such negotiations or be able to obtain modifications on acceptable terms. If unsuccessful, violation of debt covenants under our Credit Facility would result in a default, which may then result in additional interest, a reduction of funds available, or the termination of, the Credit Facility and all outstanding amounts under the Credit Facility becoming immediately due and payable. For our mortgage loans, a covenant violation would give the lender the right to foreclose on the hotel.

Subsequent to September 30, 2009, we placed a non-recourse mortgage of $22.0 million on the Westin Atlanta Airport. We used the net proceeds from this mortgage along with excess cash flow from operations during the third quarter to pay down $26.1 million of the term loan under our Credit Facility, satisfying the first repayment requirement of $20.0 million by March 2010. We expect to meet the second repayment requirement of $20.0 million by March 2011 through proceeds from the expected sale of the Hilton Garden Inn Baton Rouge for $10.6 million and excess cash flows from operations. We expect to continue paying down on our Credit Facility in 2010 to the extent we generate excess cash flow as required under that agreement.
In the first nine months of 2009 and for the remainder of the year, we have and will continue to focus our efforts on cash preservation. In January 2009, we undertook numerous efforts as part of our cost-savings program to minimize our cash outflows. In the nine months ended September 30, 2009, we reduced administrative and general expense by $11.4 million compared to the same period in 2008. During 2009, we incurred several non-recurring expenses of approximately $1.4 million. Absent these non-recurring items, we anticipate annual savings of approximately $18 million. In addition, with the completion of our comprehensive renovation program at the Sheraton Columbia earlier this year, we expect capital spending for our wholly-owned portfolio to be minimal for the remainder of the this year and through 2010.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

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

Item 6.	Exhibits

Exhibit No.	Description of Document

4.1	Tax Benefit Preservation Plan, dated as of September 24, 2009, between Interstate Hotels & Resorts, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2009).

10.1*	Loan agreement dated October 28, 2009 between Interstate Atlanta Airport, LLC and PB Capital Corporation.

31.1*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Executive Officer.

31.2*	Sarbanes-Oxley Act Section 302 Certifications of the Chief Financial Officer.

32*	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Interstate Hotels & Resorts, Inc.
By:	/s/ Bruce A. Riggins
Bruce A. Riggins
Chief Financial Officer

Dated: November 4, 2009